Form 10-Q/A
period 1994-12-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1995-06-05
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    77-0021975
- - ------------------------------                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                    60008
- - --------------------                                   -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    708-506-3100
                                                       -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   7,979,173 shares as of
January 31, 1995.

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                               -------------------

                        DELPHI INFORMATION SYSTEMS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
   Item 1.  Consolidated Financial Statements

      Consolidated Balance Sheets at December 31, 1994
         and March 31,1994 . . . . . . . . . . . . . . . . . . . . . .         3

      Consolidated Statements of Operations for the Three and Nine
         Months Ended December 31, 1994 and 1993 . . . . . . . . . . .         4

      Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 1994 and 1993  . . . . . . . . . . . . . .         5

      Notes to Consolidated Financial Statements . . . . . . . . . . .         6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . .         7

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .        11

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

  PART 1. CONSOLIDATED FINANCIAL INFORMATION
  Item 1. Financial Statements

                         DELPHI INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                     ASSETS

                                                                                (Unaudited)
                                                                                December 31,             March 31,
                                                                                   1994                    1994
                                                                                ------------             ---------
  CURRENT ASSETS:
  Cash                                                                                $983                 $1,657
  Accounts receivable, net                                                           7,629                  9,702
  Inventories                                                                        1,068                  1,008
  Prepaid expenses and other assets                                                  1,468                  1,781
                                                                                ----------               --------
      TOTAL CURRENT ASSETS                                                          11,148                 14,148
  Property and equipment, net                                                        3,894                  4,484
  Software development, net                                                          4,380                  3,951
  Goodwill and customer lists, net                                                   5,492                  5,914
  Purchased software                                                                 1,994                  2,693
  Other assets                                                                         320                    757
                                                                                ----------               --------
      TOTAL ASSETS                                                                 $27,228                $31,947
                                                                                ----------               --------
                                                                                ----------               --------
                       LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Notes payable                                                                     $3,736                 $4,029
  Accounts payable and accrued liabilities                                           6,742                  7,652
  Accrued payroll and related                                                          815                  1,489
  Deferred revenue                                                                   5,065                  5,944
                                                                                ----------               --------
      TOTAL CURRENT LIABILITIES                                                     16,358                 19,114
  Convertible promissory notes                                                       1,500                  1,375
  Subordinated note payable                                                          2,750                  2,750
  Excess lease liability                                                             1,601                  2,083
  Other liabilities                                                                    292                    394
                                                                                ----------               --------
      TOTAL LIABILITIES                                                             22,501                 25,716
                                                                                ----------               --------

  Commitments and contingent liabilities:

  STOCKHOLDERS' EQUITY:
       Preferred stock, $.10 par value,
         2,000,000 shares authorized
         Series A, 0 and 16,577 shares issued and outstanding
           respectively                                                                 --                  3,703
         Series B, 9,205 and 61,950 shares issued and outstanding,                     780                  5,250
           respectively
         Series C, 36,268 shares issued and outstanding                              3,570                  3,570
         Series D, 16,356 and 0 shares issued and outstanding,
           respectively                                                              3,655                     --
       Common stock, $.10 par value,
         Non-designated, 12,000,000 shares authorized
         7,979,173  and 7,011,415 shares issued and
           outstanding, respectively                                                   798                    701
         Additional paid-in capital                                                 18,507                 14,085
         Accumulated deficit                                                       (22,723)               (21,213)
         Cumulative foreign currency translation adjustment                            140                    135
                                                                                ----------               --------
                                                                                     4,727                  6,231
                                                                                ----------               --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $27,228                $31,947
                                                                                ----------               --------
                                                                                ----------               --------

        The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended         Nine Months Ended
                                                           December 31,               December 31,
                                                       1994          1993        1994          1993
                                                    ---------     ----------  ---------     ---------
  REVENUES:
    Systems                                          $5,127         $6,269     $16,397       $19,378
    Services                                          8,138          6,389      23,992        19,365
                                                    -------       --------    --------      --------
      TOTAL REVENUES                                 13,265         12,658      40,389        38,743
                                                    -------       --------    --------      --------

  COSTS OF REVENUES:
    Systems                                           3,191          4,636      10,997        14,770
    Services                                          4,411          3,993      13,505        11,857
                                                    -------       --------    --------      --------
      TOTAL COSTS OF REVENUES                         7,602          8,629      24,502        26,627
                                                    -------       --------    --------      --------
      GROSS MARGIN                                    5,663          4,029      15,887        12,116

  OPERATING EXPENSES:
    Product development                               1,103            970       4,131         2,561
    Sales and marketing                               1,754          1,870       5,328         6,125
    General and administrative                        2,160          1,442       5,928         4,432
    Amortization of goodwill, customer
       lists and noncompete agreements                  408            333       1,224           940
    Restructuring charge                                  0          4,206           0         4,206
                                                    -------       --------    --------      --------
      TOTAL OPERATING EXPENSES                        5,425          8,821      16,611        18,264
                                                    -------       --------    --------      --------
      OPERATING INCOME (LOSS)                           238         (4,792)       (724)       (6,148)

  OTHER EXPENSES:
    Interest expense, net                               251            205         693           429
                                                    -------       --------    --------      --------

  LOSS BEFORE INCOME TAXES                              (13)        (4,997)     (1,417)       (6,577)

  Income tax provision                                   33             --          93            --
                                                    -------       --------    --------      --------

  NET LOSS                                             ($46)       ($4,997)    ($1,510)      ($6,577)
                                                    -------       --------    --------      --------
                                                    -------       --------    --------      --------

  INCOME (LOSS) PER COMMON SHARE                     ($0.01)        ($0.75)     ($0.21)       ($1.00)
                                                    -------       --------    --------      --------
                                                    -------       --------    --------      --------


  Shares used in computing per share data             7,200          6,631       7,086         6,564
                                                    -------       --------    --------      --------

        The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                      December 31
                                                                   1994        1993
                                                                ----------   ---------
  Cash flows from operating activities:
      Net loss                                                    ($1,510)    ($6,577)
      Adjustment to reconcile net loss to net cash provided
         by operating activities:

         Depreciation and amortization                              1,154         897
         Amortization of capitalized software
            development costs                                         878         877
         Amortization of goodwill and other                         1,224         940
         Amortization of purchased software                           326          --
         Retirement of property and equipment                          52          --
         Foreign currency translation adjustment                        5          21
         Write-off of capitalized software development costs           --       1,878
         Other                                                         --         127

      Changes in assets & liabilities:
         Accounts receivable, net                                   2,073        (339)
         Inventories                                                  (60)        (24)
         Prepaid expenses and other assets                            137         (48)
         Accounts payable and accrued liabilities                    (910)      1,638
         Excess lease liability                                      (482)         --
         Accrued payroll and related                                 (674)       (247)
         Other liabilities and deferred liabilities                  (981)        279
         Goodwill and customer lists                                 (188)       (165)
                                                                 --------    ---------

      Net cash provided from operating activities                   1,044        (743)
                                                                 --------    ---------

  Cash flows from investing activities:
      Capital expenditures                                           (616)       (663)
      Expenditures for capitalized software development              (907)     (1,914)
      Purchased software                                              (27)         65
                                                                 --------    ---------
      Cash used in investing activities                            (1,550)     (2,512)
                                                                 --------    ---------

  Cash flows from financing activities:
      Borrowings of note payable                                    2,257       8,515
      Payments of note payable                                     (2,550)     (8,546)
      Proceeds from issuance of convertible
         promissory notes                                             125          --
      Proceeds from exercise of stock options                          --          14
      Proceeds from issuance of preferred stock                        --       3,500
                                                                 --------    ---------

  Net cash (used) provided by financing activities                   (168)      3,483
                                                                 --------    ---------

  Net (decrease) increase in cash                                    (674)        228

  Cash at the beginning of the period                              $1,657      $1,141
                                                                 --------    ---------

  Cash at the end of the period                                      $983      $1,369
                                                                 --------    ---------
                                                                 --------    ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   BASIS OF PRESENTATION

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

     These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

     The results of operations for current interim periods are not necessarily indicative of results to be expected for the entire current year.

     On December 16, 1993, the Company acquired Mountain Systems International, Inc. ("Mountain States") and on December 30, 1993, the Company acquired Insurnet, Incorporated ("Insurnet") as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. These acquisitions have been accounted for by the purchase method of accounting. The results of operations include the results of Mountain States and Insurnet since the respective acquisition dates.

     The following summarizes proforma results of operations of the Company for the three and nine months ended December 31, 1993, as though the Mountain States and Insurnet operations had been combined with the Company at the beginning of those periods. The proforma results do not reflect any changes in operations which have occurred or may occur as a result of the acquisitions.



                                                  Three Months Ended            Nine Months Ended
                                                  December 31, 1993             December 31, 1993
                                                  -----------------             -----------------
PROFORMA:                                           (Unaudited)                   (Unaudited)
(In thousands, except per share amounts)

Revenues                                                 $ 16,335                      $ 49,773

Net loss                                                ($ 5,719)                      ($8,731)

Average shares outstanding                                  7,046                         6,979

Loss per share                                            ($0.81)                       ($1.25)
                                                          -------                        ------

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.


                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1994 was a negative $5,210,000, a decline of $244,000 from the prior year end date of March 31, 1994. The significant changes in working capital were a decrease of $2,073,000 in accounts receivable primarily due to improved collection efforts; a decrease of $879,000 in deferred revenues, primarily due to a seasonal fluctuation associated with the cycle of certain annual hardware and software maintenance billings; and a decrease of $910,000 in accounts payable and accrued liabilities primarily due to a decrease in system sale upgrades.

A major component of the Company's negative net working capital position consists of deferred revenues of $5,065,000 at December 31, 1994, representing, for the most part, prepaid maintenance fees from customers which are recognized ratably over the maintenance agreement terms. This liability is satisfied through normal on-going operations of the Company's service organization and generally does not require a payment to a third party.

In December, 1994, the holders of 52,745 shares of the Company's Series B Preferred Stock converted that stock into 879,083 shares of Common Stock; 9,205 shares of Series B Preferred Stock remain outstanding, convertible into 153,417 shares of Common Stock.

During May 1994, the holders of the Company's Series A Preferred Stock exchanged that stock for an equal number of shares of the Company's Series D Preferred Stock, except for 221 shares, which were converted into 24,995 shares of Common Stock. The terms of the Series D Preferred Stock are substantially similar to those of the Series A Preferred Stock but do not require the conversion of the Series D Preferred Stock into common stock at a specified date. The Series A Preferred Stock would have, by its terms, converted to common stock on May 24, 1994, in the absence of the exchange.

On December 16, 1994, the bank that provides the Company's line of credit agreement agreed to a one-year renewal of the $5,000,000 agreement. Permitted borrowings under the agreement vary as a percentage of qualified accounts receivable. The line carries an annual interest rate at the bank's prime lending rate plus 3.5 percent, and contains certain restrictive covenants, including achievement by the Company of specified balance sheet ratios and operating results.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition, the Company will issue to the bank a five-year warrant option to purchase 375,000 shares of common stock, at a price of $3.50 per share. As of December 31, 1994, borrowings under the line totaled $3,486,000 or 70% of available amount.


THREE MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993

Revenues for the third quarter ended December 31, 1994 were $13,265,000, representing a 5% increase compared to the third quarter of the prior year. Revenues increased compared to the third quarter of the prior year due to the Mountain States and Insurnet acquisitions, partially offset by a decline in revenues from the remainder of the Company's operations. The Company recorded a net loss of $46,000 or $0.01 per share in the third quarter, compared to a loss of $4,997,000, or $0.75 per share in the third quarter of the prior year. The results for the third quarter of the prior year include a restructuring charge of $4,206,000.

Systems revenues of $5,127,000 for the third quarter of the current year reflect a decrease of 18% compared to the third quarter of the prior year. This decrease was primarily the result of decreased sales of system upgrades to existing customers, partially offset by increased system sales resulting from the Mountain States and Insurnet acquisitions. Service revenues in the third quarter of the current year increased $1,749,000 or approximately 27%, compared to the second quarter of the prior year. The increase is primarily due to an increase in maintenance revenue for hardware and software caused by additions resulting from the Mountain States and Insurnet acquisitions and an increase in software-only sales.

Costs of revenues as a percentage of revenues were 57% in the current quarter, compared to 68% in the third quarter of the prior year. Costs of revenues expressed as a percentage of revenues decreased primarily due to an increase in higher margin services revenues, and an improvement in systems sales gross margins due to an improvement in the mix of product sales.

Product development expenses for the three months ended December 31, 1994, increased $133,000 or 14% compared to the comparable period in the prior fiscal year. The increased expense is primarily due to increased head count and associated expenses in connection with the Insurnet and Mountain States acquisitions.

Sales and marketing expenses for the quarter ended December 31, 1994 decreased $116,000, or approximately 6%, from the comparable quarter in the prior year. The decrease is due to a marginal reduction in spending compared to the prior year due to the curtailment of various marketing programs.

General and administrative expenses for the quarter ended December 31, 1994 increased $718,000, or 50%, from the third quarter of the prior year. The increase was primarily a result of the additional expense resulting from the Mountain States and Insurnet acquisitions, and $337,000 for severance on certain Company officers in the third quarter of the current fiscal year.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Amortization of goodwill, customer lists and noncompete agreements in the quarter ended December 31, 1994 increased $185,000, or 55%, compared to the comparable quarter of the prior year, due to the Mountain States and Insurnet acquisitions.

Interest expense in the quarter ended December 31, 1994 increased $46,000, or 22%, compared to the third quarter of the prior year due to increased borrowings at higher average rates than the comparable period in the prior fiscal year.


NINE MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993

Revenues for the nine months ended December 31, 1994, were $40,389,000, an increase of $1,646,000 or 4%, compared to the comparable period of the prior year. The increase was due to the Mountain States and Insurnet acquisitions, primarily offset by decreased sales of system upgrades to existing customers, particularly to the Company's national brokerage customers, to which a single large sale was recorded in the second quarter of the prior year.

Systems revenues for the nine months ended December 31, 1994, were $16,397,000, a decrease of $2,981,000 or 15%, compared to the same period of the prior year. The decrease is primarily due to lower sales of system upgrades to the Company's existing customers, as mentioned above, partially offset by increased revenues resulting from the Mountain States and Insurnet acquisitions.

Service revenues for the nine month period ended December 31, 1994, were $23,992,000, an increase of $4,627,000, or 24%, compared to the nine months ended December 31, 1993. The increase is due substantially to increased maintenance revenue as a result of the Mountain States and Insurnet acquisitions, as well as increased software-only product sales.

Costs of revenues expressed as a percentage of revenues were 61% for the nine months ended December 31, 1994, compared to 69% in the comparable period of the prior year. Costs of revenue expressed as a percentage of revenues decreased primarily due to an increase in higher margin service revenues, as well as increased margins in both systems and service revenues.

Product development expense for the nine months ended December 31, 1994, increased by $1,570,000 or 61%, compared to the comparable period in the prior fiscal year. The increased expense is primarily due to the Insurnet and Mountain States acquisitions.

Sales and marketing expenses in the first nine months of the current fiscal year decreased $797,000 or approximately 13%, compared to the same period of the prior fiscal year. The decrease is generally due to the reduced spending levels with respect to marketing efforts compared to the prior year, as well as a one-time charge associated with the elimination and consolidation of certain expenses in the third quarter of the prior year.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and administrative expenses in the first nine months of fiscal 1995 increased $1,496,000 or 34%, compared to the same period of prior fiscal year 1994. The increased expense is primarily a result of additional expense resulting from the Mountain States and Insurnet acquisitions, as well as a charge of $337,000 for severance on certain Company officers in the third quarter of the current fiscal year.

Amortization of goodwill, customer lists and noncompete agreements for the nine months ended December 31, 1994, increased $610,000 or 65%, compared to the same period of the prior year due to the Mountain States and Insurnet acquisitions.

Interest expense for the nine months ended December 31, 1994, was $693,000, a 62% increase compared to the comparable period of the prior fiscal year. The increase in interest expense is due to increased long-term borrowings and higher interest rates on short-term borrowings.

                        DELPHI INFORMATION SYSTEMS, INC.

                           PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)    EXHIBITS

                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                    December 31,                December 31,
                                                 1994         1993            1994         1993
                                                 ----         ----            ----         ----
Primary earnings (loss) per share:
      Net income (loss) for
        calculation of primary
        earnings per share                        ($46)    ($4,997)         ($1,510)    ($6,577)

Weighted average number of
      shares outstanding(1)                      7,200       6,631            7,086       6,564

      Primary earnings (loss)
        per share(2)                            ($0.01)     ($0.75)          ($0.21)     ($1.00)
                                                -------     -------          -------     -------
                                                -------     -------          -------     -------

(1) Common stock equivalent shares have not been considered in the calculations because they would be anti-dilutive.

(2) Primary and fully diluted earnings per share are the same for all periods presented.


(b.)    REPORTS

None.

                        DELPHI INFORMATION SYSTEMS, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELPHI INFORMATION SYSTEMS, INC.



Date:    May 30, 1995                   By /s/ John R. Sprieser
      ---------------------------          -------------------------------------
                                           John R. Sprieser
                                           Sr. Vice President and Chief
                                           Financial Officer

                                           (Duly authorized officer and chief
                                           accounting officer)