Form 10-K
period 1995-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1995-06-29
CIK 814549

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

/x/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the fiscal year ended March 31, 1995
                               OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from _______________ to _______________

                 Commission file number 0-15946

                DELPHI INFORMATION SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

         Delaware                               77-0021975
(State or other jurisdiction of incorporation)(I.R.S. Employer
                                              Identification Number)
   3501 Algonquin Road
Rolling Meadows, Illinois                         60008
(Address of principal executive offices)        (Zip Code)

    Registrant's telephone number including area code:  (708) 506-3100

  Securities registered pursuant to Section 12 (b) of the Act:
                              None

  Securities registered pursuant to Section 12 (g) of the Act:


         Title of each class                      Name of each exchange of which registered
         -------------------                      -----------------------------------------
Common Stock, par value $0.10 per share                       NASDAQ SmallCap Market

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  /x/        No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.  [    ]

As of June 1, 1995, the number of shares of Common Stock outstanding was 8,318,453. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ National
Market System on such date, was approximately $10,398,066.

              Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.

                DELPHI INFORMATION SYSTEMS, INC.

               INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                 Page Reference
                                                                 --------------
                                PART I

           Caption
           -------

Item 1.    Business                                                     3

Item 2.    Properties                                                   7

Item 3.    Legal Proceedings                                            7

Item 4.    Submission of Matters to a Vote of Security Holders          7

                                PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                          8

Item 6.    Selected Financial Data                                      9

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9

Item 8.    Financial Statements and Supplementary Data                 14

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                      33

                              PART III

Item 10.   Directors and Executive Officers of the Registrant          33

Item 11.   Executive Compensation                                      34

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                              34

Item 13.   Certain Relationships and Related Transactions              34

                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                 35

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION


     Delphi Information Systems, Inc. (the "Company") is a leading provider of automation systems and services for independent property and casualty insurance agencies and brokerages ("independent agencies") in North America. The Company develops, markets and supports computer applications software systems which automate independent agencies including the areas of sales management, policy and claims administration, accounting, financial reporting, rating and electronic interface with the computers of insurance carriers. The Company also provides proprietary software and services which help insurance carriers rate and quote insurance products and distribute such rating data to agencies with which the Company has a relationship. In addition, the Company markets and supports the hardware necessary to operate its proprietary software systems.

     The Company's customer list includes over 90% of the largest 100 brokerages in North America. The Company's software operates on approximately 75,000 workstations and terminals at more than 4,500 customer sites representing approximately two-thirds of all workstations and terminals installed in independent agencies. The Company also provides insurance rating to more than 8,000 customers.

     The Company is an IBM Industry Remarketer (IR) and markets systems that operate on the UNIX-based IBM RISC System/6000, IBM AS/400, and SCO UNIX-based microcomputer hardware platforms. The Company also supports earlier versions of its software which operate on Wang and other IBM hardware platforms.

     Delphi Information Systems, Inc. was founded in 1976 as Delphi Systems, Inc., a California corporation. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer. In June, 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. The Company's executive offices are located at 3501 Algonquin Road, Rolling Meadows, Illinois 60008. Its telephone number is (708) 506-3100.

     PRODUCTS. The Company's proprietary applications software packages, The Delphi SMART System, Vista, INfinity, INSIGHT, PC-ELITE and Insurnet, are designed to enhance the efficiency and profitability of agencies, brokerages, and insurance carriers. The software is designed to support various independent agencies' business functions in an integrated manner.

     The systems are designed to provide independent agencies with the following capabilities:

            -  Management Information      -  Carrier Interface
            -  Sales and Prospecting       -  Policy and Claims Administration
            -  Marketing                   -  Office Administration
            -  Finance and Accounting      -  Rating
            -  Client Service

     SYSTEM DESIGN AND ARCHITECTURE. The Company has developed the Delphi SMART System, a client/server-based system, which supports relational database software technology, Structured Query Language (SQL), windowing and graphical user interfaces, among other features. This product development is part of a continuing strategy of the Company to deliver products to prospective and current customers that utilize the latest software and hardware technologies. In fiscal 1995, the Company released several new modules and enhancements to its products which utilize these newer technologies including SaleSource, a sales prospecting and management module, along with enhancements to the networking capabilities of its systems.

     The Company implements AIX (IBM's UNIX version) and SCO UNIX as the basic operating systems for its INfinity and PC-ELITE software, respectively. UNIX-based systems provide portability of applications software from one vendor's hardware to that of another, or among various models of a single manufacturer's hardware, without a costly rewrite as long as the models and makes of hardware are compatible with UNIX. The Company believes it is the only major company in its field to utilize the UNIX operating system, which makes the Delphi system portable to a wide range of computer hardware. The Company markets its INfinity software and Insurnet software on the IBM RISC System/6000 computer and its PC-ELITE product on SCO UNIX-compatible microcomputer hardware platforms. The Company's INSIGHT product is marketed primarily on the IBM AS/400 computer. The Company's products operate in a LAN environment with the RS/6000, AS/400 or microcomputer hardware acting as a host server platform.

     INSURANCE CARRIERS. The Company's software also electronically links the computers of insurance carriers to independent agencies. The Company's electronic interface products enable the independent agencies and the participating insurance carriers to decrease the cost of entering information concerning new policies, renewals, endorsements and inquiries. This also reduces errors and enhances response time. The software replaces transfers of information between independent agencies and insurance carriers by mail, by telephone, or by dedicated terminals supplied by carriers.

     Sixty-two insurance carriers interface with the Company's agency management systems, including the following major property and casualty companies: American States, Atlantic Mutual, Chubb & Sons, CIGNA, The Cincinnati Companies, Commercial Union, General Accident, Hanover, Hartford, Heritage Mutual, Island (Hawaii), ISI Systems, Kemper, Keystone, Maryland Casualty, Northbrook, Reliance, Royal, Safeco, Safety, St. Paul, Transamerica, Travelers and The Westfield Companies. While arrangements differ from one insurance carrier to another, in general an insurance carrier will advise independent agencies that the Company's electronic interface products are among the products which are compatible with the carrier's systems. The insurance carriers mentioned above generally make similar arrangements with one or more of the Company's competitors.

    The Company also provides proprietary software and services to insurance carriers which help the carriers rate and quote insurance products and distribute such rating data to agencies with which the carriers have a relationship.

     The Company has in the past implemented programs with the objective of establishing various alliances with specific insurance carriers including CIGNA and Allied whereby the insurance carriers recommend and support the Company as an agency automation solution to their preferred agents. While the Company will continue to pursue sales strategy related to carrier-sponsored programs, carriers are limiting their participation in these marketing arrangements.

     IBM INDUSTRY REMARKETER. The Company currently purchases a significant portion of its hardware from IBM, one of its primary hardware suppliers, under an Industry Remarketer Business Partner Program (IR). The IR, among other features, provides that IBM marketing and technical representatives may participate in meetings with prospective customers of the Company to support sales and marketing efforts for IBM-based products. The Company purchases computer hardware and maintenance from IBM and other vendors at a discount from list prices and markets this hardware and maintenance to its customers.

     MARKETING, SALES AND SERVICES. The Company markets its software systems exclusively through its own sales organization primarily from its eight major operating locations in Rolling Meadows, Illinois; Scottsdale, Arizona; Pittsburgh, Pennsylvania; Walnut Creek, California; Westlake Village, California; Burlington, Massachusetts; East Lansing, Michigan and Toronto, Ontario, Canada. The Company has divided its sales personnel into groups focusing on global brokerages, regional and local brokerages and agents, rating customers and insurance carriers.

     The systems offered by the Company range in price from $35,000 to over $1,000,000 for multiple site global brokers. While the largest systems offered by the Company support in excess of 320 terminals, smaller systems can accommodate below 10 users. No individual customer represented more than 10% of total revenues in fiscal 1995, 1994 or 1993.

     In addition to systems sales to new customers, the Company provides upgrades of software and hardware to its existing customers as well as additional computer products. These products consist of various software, terminals, processor memory, storage devices, and central processing units.

     A significant portion of the Company's business comes from the maintenance of the Company's proprietary software. In addition, hardware maintenance is purchased by the Company for its customers from third parties. The Company's customers enter into maintenance contracts under which the Company agrees to service the software and hardware for varying periods of time after the expiration of the warranty period. Consulting services, customized programming and training, which are billed separately, are also provided to customers who desire specific assistance or enhancement of their systems.

     PRODUCT DEVELOPMENT. At the end of fiscal 1995, the Company employed 104 full-time employees engaged in product development and maintenance activities. These activities consist of researching and developing enhancements to the software such as adding new functionality, improving usefulness, adapting the software to newer software and hardware technologies and increasing systems responsiveness.

     Product development expenditures prior to capitalization of software were $6,550,000, $6,251,000 and $5,643,000 in fiscal 1995, 1994 and 1993, respectively. The Company strongly believes in the importance of maintaining and enhancing its technology and expects to continue to invest substantial amounts in research and development in the future.

     COMPETITION. The Company believes its principal competition is presented by three companies which provide software systems that are comparable to those offered by the Company.

     The Company believes that most insurance carriers are in the process of reducing or eliminating their agency and brokerage automation strategies. Nevertheless, some insurance carriers continue to operate subsidiaries which actively compete with the Company. These carriers have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carriers' insurance products. Accordingly, there can be no assurances that insurance carriers will continue to withdraw from competition with the Company.

     The Company is not aware of any large hardware company that has a set of software explicitly addressing the independent agencies marketplace.
However, the larger hardware suppliers, such as IBM, do sell systems and components of systems to the independent agencies. The Company, to a much lesser extent, also experiences competition in the form of smaller, independent or freelance developers and suppliers of software who sometimes work in concert with hardware companies to supply systems to independent agencies.

     The Company believes that the key competitive factors in the Company's market are product features and functions, ease of use, price, reputation, reliability, and quality of customer support and training. The Company believes that overall it competes favorably with respect to these factors.

     The Company regards its applications software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company's software is unpatented.

     EMPLOYEES. At March 31, 1995, the Company employed 419 persons, including 54 in sales and marketing, 104 in product development, 177 in customer service and operations, and 84 in general management, administration and finance. None of the Company's employees is presently covered by a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is in Rolling Meadows (Chicago), Illinois, where it occupies approximately 15,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Rolling Meadows. The Company also has operational facilities in Burlington, Massachusetts of 23,400 square feet, Pittsburgh, Pennsylvania, of 17,500 square feet, East Lansing Michigan of 11,000 square feet, Scarborough, Ontario Canada of 6,012 square feet, Walnut Creek, California of 15,241 square feet, and Scottsdale, Arizona of 10,000 square feet. In addition, the Company has 32,600 square feet of office space in Westlake Village, California which it is attempting to sublet and relocate to a smaller, more cost-effective facility. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under leases.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party, and none of its property is subject to, any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of the Company was held on Friday, March 17, 1995, for the following purposes:

1) To amend the Company's certificate of incorporation to increase the company's authorized Common Stock from 12,000,000 shares to 50,000,000 shares. This matter was approved by a vote of 8,750,553 for, 690,704 against, and 18,831 abstaining.

2) To authorize conversion of the Company's 6% promissory note due June 30, 1996, into shares of the Company's convertible preferred stock. This matter was approved by a vote of 5,881,359 for, 552,671 against, 10,681 abstaining and 3,759,587 broker non-votes.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


MARKET INFORMATION

     The principal market for the Company's common stock (NASDAQ Symbol DLPH) is the SmallCap Market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). As of June 1, 1995, there were 184 shareholders of record.

     The Company has not paid dividends on its common stock to date. There are no plans in the near future to do so.

     The following tables sets forth the high and low bid prices for common stock for each calendar quarter in the two year period ending March 31, 1995.

                 Fiscal 1994              High       Low
                 ------------------------------------------
                 First quarter            $ 7.25     $ 5.13
                 Second quarter             6.00       4.88
                 Third quarter              6.00       4.75
                 Fourth quarter             5.00       3.50


                 Fiscal 1995              High       Low
                 ------------------------------------------
                 First quarter            $ 4.00     $ 3.13
                 Second quarter             3.50       0.88
                 Third quarter              1.63       0.53
                 Fourth quarter             1.88       0.69

ITEM 6.   SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                     (In thousands, except per share data)


                                      1995       1994       1993       1992       1991
                                      ------------------------------------------------
RESULTS OF OPERATIONS:
Revenues                            $ 53,040   $ 53,605   $ 51,607   $ 44,605   $ 28,509
Operating (loss) income                 (597)    (8,160)       947     (8,684)     1,107
Net (loss) income                   $ (1,681)  $ (8,922)  $    531   $ (9,064)  $    855

EARNINGS PER SHARE:
Net (loss) income                   $  (0.23)  $  (1.34)  $   0.07   $  (1.53)  $   0.17

Shares used in computing per
share data (1)                         7,306      6,672      7,897      5,922      5,128

FINANCIAL POSITION:
Assets                              $ 27,547   $ 31,947   $ 24,735   $ 24,232   $ 20,283
Short term debt                        2,486      4,029      3,574        867        120
Long term debt                         4,250      4,125         --      2,454      2,945
Stockholders' equity                $  4,553   $  6,231   $  9,727   $  3,718   $  8,300

(1) Weighted average common and common equivalent shares, where applicable, were used to compute per share data in all periods.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Market - While the Company has increased its market share through acquisitions, fiscal years 1995 and 1994 were a difficult period in the market for the independent agencies as a down cycle in the property and casualty insurance has continued. The soft property and casualty insurance market is evidenced by minimal or no increases in property and casualty insurance premiums, which has eroded the profits and equity of the Company's insurance agency and brokerage customers who receive commissions on insurance premiums. Historically, the property and casualty industry, often independently of the general economy, goes through up cycles when insurance premiums are strong and down cycles when insurance premiums remain flat or decline. The cycle is a function of the insurance carriers' reserves for their insured customer losses, the related reserve portfolio performance, competitive strategies and other business issues. The most recent down cycle has been particularly long compared to historical soft markets. The Company cannot predict if or when the soft market conditions will change. In addition, the property and casualty insurance market has experienced consolidation through mergers. This consolidation is expected to continue and could negatively impact the Company.

Results of Operations - The table below sets forth, for the fiscal periods indicated, the percentage of revenues represented by each item reflected in the Company's consolidated statements of operations, and the percentage increase (decrease) in each item of revenue, cost and expense from the prior fiscal period.


                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                 Year to Year Percentage
                                                                   Increase (Decrease)
                                 Percentage of Revenues        ---------------------------
                                  Year Ended March 31,         Fiscal 1995     Fiscal 1994
                                ------------------------         versus          versus
                                 1995     1994     1993        Fiscal 1994     Fiscal 1993
- ------------------------------------------------------------------------------------------
REVENUES:
  Systems                        39.8%    49.4%    50.5%          (20.3)%         1.6%
  Services                       60.2%    50.6%    49.5%           17.8%          6.1%
- ------------------------------------------------------------------------------------------
TOTAL REVENUES                  100.0%   100.0%   100.0%           (1.0)%         3.9%

COSTS OF REVENUES:
  Systems                        26.5%    35.2%    33.3%          (25.6)%         9.7%
  Services                       33.9%    31.5%    29.6%            6.4%         10.8%
- ------------------------------------------------------------------------------------------
TOTAL COST OF REVENUES           60.4%    66.7%    62.9%           10.5%         10.2%
- ------------------------------------------------------------------------------------------
GROSS MARGIN                     39.6%    33.3%    37.1%           17.9%         (6.8)%

OPERATING EXPENSES:
  Product development            10.2%     7.4%     6.9%           36.4%         11.0%
  Sales and marketing            12.9%    14.7%    15.3%          (12.6)%        (0.5)%
  General and administrative     14.6%    11.7%    10.9%           23.0%         11.4%
  Amortization of goodwill,
   customer lists and non-
   compete agreements             3.1%     2.6%     2.2%           16.5%         28.8%
  Consolidation, repositioning
   and restructuring charges        --    12.1%       --         (100.0)%          *
- ------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES         40.8%    48.5%    35.3%          (16.8)%        42.9%
- ------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME          (1.2)%  (15.2)%    1.8%           92.7%           *

Interest expense                  1.8%     1.2%     0.7%           47.3%         70.5%
- ------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME
 TAXES                           (3.0)%  (16.4)%    1.1%          (82.5)%          *
Income tax provision             (0.3)%    0.2%     0.1%           15.7%           *
NET (LOSS) INCOME                (3.3)%  (16.6)%    1.0%          (81.2)%          *
- ------------------------------------------------------------------------------------------

* PERCENTAGES HAVE BEEN INTENTIONALLY OMITTED BECAUSE SUCH PERCENTAGES ARE NOT MEANINGFUL.

Revenues - The Company's revenues are derived from two sources, systems agreements and service fees. Systems agreements with the Company's customers include the delivery of the Company's proprietary software with the computer hardware and software of third parties. Service fees include fees for maintenance, training and consulting services related to the Company's proprietary software, as well as sales of the Company's proprietary software which is not bundled with hardware or software of third parties. The Company's revenue recognition policies comply with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1.

Revenues decreased 1% in fiscal 1995, and increased 4% in fiscal 1994. The decrease in fiscal 1995 was due to a decreased emphasis on low margin hardware sales, an overall decline in both the cost and resale price of hardware which the Company resold to customers, a decrease in upgrade sales to existing customers, and a delay in the release of the Company's latest product enhancements. Substantially offsetting the decreases noted above was the inclusion in fiscal 1995 of the full year results of the December, 1993, acquisitions of Mountain States and Insurnet and an increase in sales of software which was not bundled with hardware. The increase in fiscal 1994 was due to the acquisitions of Insurnet and Mountain States.

Costs of Systems Revenues - Costs of systems revenues include costs of computer hardware and third party software, along with costs associated with the purchase and installation of hardware and software products, and the amortization of capitalized software development costs. Costs of systems revenues, as a percentage of systems revenues, were 66.5%, 71.2% and 66% in fiscal 1995, 1994, and 1993, respectively. Changes in the percentage of costs of systems expressed as a percentage of revenues are primarily a result of a changing mix of products sold by the Company. In fiscal 1995, the Company placed less emphasis on the resale of low margin hardware which had the effect of decreasing revenues but improving gross margins on a percentage of revenue basis.

Costs of Service Revenues - Costs of service revenues include costs associated with maintenance, consulting and training services, and payments made to third party hardware maintenance vendors. Costs of service revenues as a percentage of service revenues were 56.3%, 62.3% and 59.7% in fiscal 1995, 1994, and 1993, respectively. Changes in the percentage of costs of service revenues expressed as a percentage of revenues is the result of a change in the mix of services delivered. In fiscal 1995, an increase in sales of the Company's proprietary software which was not bundled with third party hardware increased service revenues and decreased costs of service revenues expressed as a percentage of service revenues.

Sales and Marketing Expenses - Sales and marketing expenses expressed as a percentage of revenues declined to 12.9% of revenues in fiscal 1995, compared to 14.7% of revenues in fiscal 1994 and 15.3% of revenues in fiscal 1993.
The reductions are the result of overall spending reductions in marketing and related activities, including reduced headcount, advertising and promotional spending, as well as decreased commission expense due to the decline of systems revenues as a percentage of total revenues.

Product Development Expenses - Product development expenses, net of capitalized software costs, were $5,384,000, $3,948,000 and $3,558,000 in fiscal 1995, 1994, and 1993, respectively.

The increase in fiscal 1995 is primarily a result of a decrease in the amount of development spending capitalized, combined with an increase in spending levels. The increase in fiscal 1994 is due to an increase in spending levels. Product development expenditures prior to the capitalization of software were $6,550,000, $ 6,251,000 and $5,634,000, respectively, in fiscal years 1995, 1994, and 1993.

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, and amortizes these costs through cost of systems revenues over a maximum of five years. The amount capitalized varies each period depending on how many software development projects have reached technological feasibility and whether they are in general release. The Company strongly believes in the importance of maintaining its technological strengths and will continue to invest substantial amounts in software development.

General and Administrative Expenses - General and administrative expenses were 14.6%, 11.7% and 10.9% of revenues in fiscal years 1995, 1994, and 1993, respectively. The increase in fiscal 1995 was primarily due to increased general and administrative expenses as a result of the December, 1993, acquisitions of Mountain States and Insurnet, as well as severance costs for certain Company officers in fiscal 1995. The increase in fiscal 1994 was primarily the result of various one-time expenditures incurred to help improve operating efficiencies and reduce the cost structure of the Company, as well as the full year effect of 1993 personnel additions.

Amortization of Goodwill, Customer Lists and Noncompete Agreements - Goodwill and noncompete agreements are costs from the acquisitions of Insurnet and Mountain States in December, 1993, and other acquisitions since fiscal 1992. The increase in fiscal 1995 and fiscal 1994 is attributable to the Insurnet and Mountain States acquisitions in December, 1993. The company follows a policy of continual evaluation of the carrying value of its intangible assets. See Note 2 of Notes to Consolidated Financial Statements of the Company.

Interest Expense - The Company had interest expense of $944,000 in fiscal 1995, compared to $641,000 in fiscal 1994 and $376,000 in fiscal 1993. The increase in fiscal 1995 was due to higher interest rates than the prior fiscal year while the increase in fiscal 1994 was due to increased average borrowings.

Income Tax Provision (Benefit) - The effective tax rates under SFAS No. 109 for fiscal years 1995, 1994, and 1993, were 9.0%, 1.4% and 7.0%, respectively. Lower than statutory effective tax rates and tax benefits are due to the operating losses in fiscal years 1995, 1994, and in 1993 were substantially a result of the benefits from net operating losses in prior years offsetting operating income for federal income taxes.

Liquidity and Capital Resources - Working capital was a negative $5,747,000 at March 31, 1995, compared to a negative $4,966,000 at March 31, 1994. Working capital decreased during fiscal 1995 primarily due to a decrease in prepaid expenses and other assets and an increase in deferred revenues. The reduction in cash and accounts receivable was used to reduce bank borrowings and accounts payable.

A major component of the Company's negative net working capital position is a result of deferred revenues of $6,332,000 at March 31, 1995, substantially representing prepaid maintenance fees from its customers which are recognized as revenue ratably over the maintenance agreement terms. Since this liability is satisfied through normal on-going operations of the Company's service organization and does not require a payment to a third party, the Company's bank does not view deferred revenue as a liability in the calculation of financial covenants under the Company's line of credit.

Net cash provided by operating activities was $2,550,000, $288,000 and $867,000 for fiscal years ended in 1995, 1994, and 1993, respectively. Although the Company reported a net loss in fiscal years 1995 and 1994, cash provided by operating activities was positive because a substantial portion of the loss was related to non-cash items including the amortization of goodwill and capitalized software.

Cash used in investing activities was $2,155,000, $4,362,000 and $3,827,000 for the fiscal years ended 1995, 1994, and 1993, respectively.

Cash from financing activities reflects the Company's borrowing and payment activities on its line of credit, proceeds from the exercise of options under the Company's various stock option plans and the issuance of preferred stock. In fiscal 1994, the Company raised $3,443,000 through the issuance of its Series C Preferred Stock and $1,375,000 through the issuance of Convertible Promissory Notes. In fiscal 1995, the Company raised the remaining $125,000 of the $1,500,000 of Convertible Promissory Notes.

The Company has a line of credit agreement with a bank totaling $5 million which expires on December 5, 1995, which the Company expects to renew. Borrowings under the line of credit are generally limited to 75% of qualified accounts receivable, increasing to 80% for a forty-five day period each quarter. At March 31, 1995, the Company had borrowed $2,486,000 on its line of credit, compared to $3,786,000 on March 31, 1994. The credit agreement requires that the Company maintain certain minimum financial ratios. It also restricts certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends. The interest rate on the line of credit is prime plus 3.5%. At March 31, 1995, $1,409,000 remained available for borrowing under the line of credit.

The Company believes that cash flows from its operations, along with available borrowings under its line of credit are sufficient to meet its current liabilities as they become due, along with meeting the Company's working capital and capital expenditure requirements for the next fiscal year. In the event the Company is unable to renew the existing line of credit, the Company will attempt to arrange alternate working capital financing through another bank or alternate financing companies. The Company does not have any material commitments for capital expenditures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for share amounts)

AS OF MARCH 31
ASSETS                                                         1995         1994
                                                             ---------------------
CURRENT ASSETS:
Cash                                                         $    877     $  1,657
Accounts receivable, less allowances of $687 (1995)
 and $1,000 (1994)                                              7,639        9,702
Inventories                                                       983        1,008
Prepaid expenses and other assets                               1,424        1,781
                                                             --------     --------
   TOTAL CURRENT ASSETS                                        10,923       14,148
Property and equipment, net                                     3,630        4,484
Software development costs, net                                 4,389        3,951
Goodwill and customer lists, net                                5,284        5,914
Purchased software                                              2,484        2,693
Other assets                                                      837          757
                                                             --------     --------
TOTAL ASSETS                                                 $ 27,547     $ 31,947
                                                             --------     --------
                                                             --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                $  2,486     $  4,029
Accounts payable and accrued liabilities                        6,402        7,652
Accrued payroll and related benefits                            1,441        1,489
Deferred revenue                                                6,332        5,944
                                                             --------     --------
    TOTAL CURRENT LIABILITIES                                  16,661       19,114
Convertible promissory notes                                    1,500        1,375
Subordinated note payable                                       2,750        2,750
Excess lease liability                                          1,445        2,083
Other liabilities                                                 638          394
                                                             --------     --------
TOTAL LIABILITIES                                            $ 22,994     $ 25,716
                                                             --------     --------

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value, 2,000,000 shares
 authorized,
  Series A, 0 (1995) and 16,577 (1994) shares
   issued and outstanding, respectively                             0        3,703
  Series B, 9,205 (1995) and 61,950 (1994) shares issued
   and outstanding, respectively                                  780        5,250
  Series C, 36,268 shares issued and outstanding                3,570        3,570
  Series D, 16,356 (1995) and 0 (1994) shares issued and
   outstanding, respectively                                    3,655            0
Common stock, $.10 par value:
  Non-designated, 50,000,000 shares authorized
   7,979,173 (1995) and 7,011,415 (1994) issued and
   outstanding, respectively                                      798          701
Additional paid-in capital                                     18,507       14,085
Accumulated deficit                                           (22,894)     (21,213)
Cumulative foreign currency translation adjustment                137          135
                                                             --------     --------
TOTAL STOCKHOLDERS' EQUITY                                      4,553        6,231
                                                             --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 27,547     $ 31,947
                                                             --------     --------
                                                             --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


YEAR ENDED MARCH 31                           1995        1994        1993
                                            --------------------------------
REVENUES:
Systems                                      $21,100     $26,485     $26,057
Services                                      31,940      27,120      25,550
                                             -------     -------     -------
  TOTAL REVENUES                              53,040      53,605      51,607

COSTS OF REVENUES:
Systems                                       14,027      18,862      17,201
Services                                      17,983      16,906      15,265
                                             -------     -------     -------
  TOTAL COST OF REVENUES                      32,010      35,768      32,466
                                             -------     -------     -------
  GROSS MARGIN                                21,030      17,837      19,141

OPERATING EXPENSES:
Product development                            5,384       3,948       3,558
Sales and marketing                            6,879       7,873       7,909
General and administrative                     7,718       6,273       5,630
Amortization of goodwill, customer lists
 and noncompete agreements                     1,646       1,413       1,097
Consolidation, repositioning and
 restructuring charges                            --       6,490          --
                                             -------     -------     -------
  TOTAL OPERATING EXPENSES                    21,627      25,997      18,194
                                             -------     -------     -------
  OPERATING (LOSS) INCOME                       (597)     (8,160)        947

Interest expense                                 944         641         376

(Loss) income before income taxes             (1,541)     (8,801)        571
Income tax provision                             140         121          40
                                             -------     -------     -------

Net (loss) income                            ($1,681)    ($8,922)    $   531
                                             -------     -------     -------
                                             -------     -------     -------

Net (loss) income per common share            ($0.23)     ($1.34)    $  0.07
                                             -------     -------     -------
                                             -------     -------     -------

Weighted average common shares and common
 share equivalents outstanding                 7,306       6,672       7,897
                                             -------     -------     -------
                                             -------     -------     -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except for shares outstanding)

                                                                  PREFERRED STOCK                                  COMMON STOCK
                                      ------------------------------------------------------------------------   -----------------
                                          SERIES A:         SERIES B:         SERIES C:         SERIES D:
                                       SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     SHARES    AMOUNT
                                      --------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1992                 9,945    $2,215   31,950   $2,708       --   $   --       --   $   --    6,160,615   $617
                                      -------------------------------------------------------------------------------------------
Net income                                 --        --       --       --       --       --       --       --           --     --
Exercise of stock options                  --        --       --       --       --       --       --       --      231,575     23
Exercise of employee stock
 purchase plan                             --        --       --       --       --       --       --       --       22,957      2
Issuance of common stock
 in connection with
 acquisitions                              --        --       --       --       --       --       --       --      113,222     11
Issuance of Series A
 Preferred Stock                        6,632     1,488       --       --       --       --       --       --           --     --
Issuance of Series B Preferred
 Stock due to the conversion
 of subordinated debentures                --        --   30,000    2,542       --       --       --       --           --     --
Translation adjustment                     --        --       --       --       --       --       --       --           --     --
                                      -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1993                16,577    $3,703   61,950   $5,250       --       --       --       --    6,528,369   $653
                                      -------------------------------------------------------------------------------------------
Net loss                                   --        --       --       --       --       --       --       --           --     --
Redshaw acquisition adjustmentment                                                                                  50,687      5
Exercise of stock options                  --        --       --       --       --       --       --       --       17,023      2
Exercise of employee stock
 purchase plan                             --        --       --       --       --       --       --       --          453      3
Issuance of common stock in
 conjunction with the
 acquisitions of Mountain
 Systems International, Inc.
 and Insurnet, Inc.                        --        --       --       --       --       --       --       --      414,883     41
Issuance of Series C
 Preferred Stock                           --        --       --       --   36,268    3,570       --       --           --     --
Translation adjustment                     --        --       --       --       --       --       --       --           --     --
                                      -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                16,577    $3,703   61,950    $5,250  36,268   $3,570       --       --    7,011,415   $701
                                      -------------------------------------------------------------------------------------------
Net loss                                   --        --       --        --      --       --       --       --           --     --
Conversion of Series A,
 Preferred Stock                      (16,577)   (3,703)      --        --      --       --   16,356    3,655       24,995      3
Conversion of Series B,
 Preferred Stock                           --        --  (52,745)   (4,470)     --       --       --       --      879,083     88
Mountain States' acquisition
 adjustments                               --        --       --        --      --       --       --       --       63,680      6
Translation adjustment                     --        --       --        --      --       --       --       --           --     --
                                      -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                     0   $     0    9,205   $   780  36,268   $3,570   16,356   $3,655    7,979,173   $798
                                      -------------------------------------------------------------------------------------------

                                      ADDITIONAL                     FOREIGN
                                       PAID-IN      ACCUMULATED    TRANSLATION
                                       CAPITAL        DEFICIT       ADJUSTMENT
                                      ----------------------------------------
BALANCE, MARCH 31, 1992                $10,969       ($12,822)          $32
Net income                                  --            531            --
Exercise of stock options                  807             --            --
Exercise of employee stock
 purchase plan                             134             --            --
Issuance of common stock
 in connection with
 acquisitions                              423             --            --
Issuance of Series A
 Preferred Stock                            --             --            --
Issuance of Series B Preferred
 Stock due to the conversion
 of subordinated debentures                 --             --            --
Translation adjustment                      --             --            47
                                      ----------------------------------------
BALANCE, MARCH 31, 1993                $12,333       ($12,291)          $79
                                      ----------------------------------------
Net loss                                    --         (8,922)           --
Redshaw acquisition adjustment             236             --            --
Exercise of stock options                   54             --            --
Exercise of employee stock
 purchase plan                               3             --            --
Issuance of common stock
 in conjunction with the
 acquisitions of Mountain
 Systems International, Inc.
 and Insurnet, Inc.                      1,459             --            --
Issuance of Series C
 Preferred Stock                            --             --            --
Translation adjustment                      --             --            56
                                      ----------------------------------------
BALANCE, MARCH 31, 1994                $14,085       ($21,213)         $135
                                      ----------------------------------------
Net loss                                    --         (1,681)           --
Conversion of Series A,
 Preferred Stock                            46             --            --
Conversion of Series B,
 Preferred Stock                         4,382             --            --
Mountain States'
 acquisition adjustment                     (6)            --            --
Translation adjustment                      --             --             2
                                      ----------------------------------------
BALANCE, MARCH 31, 1995                $18,507       ($22,894)         $137
                                      ----------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

YEAR ENDED MARCH 31                                             1995        1994       1993
                                                             ---------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                             ($1,681)    ($8,922)    $  531
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                   1,495       1,248      1,032
Amortization of capitalized software development costs          1,128         979      1,002
Amortization of purchased software                                436          --         --
Amortization of goodwill, customer lists and
 noncompete agreements                                          1,646       1,413      1,097
Write off of capitalized software development costs                --       1,878         --
Foreign currency translation adjustment                             2          56         47
Loss on disposal of fixed assets                                   76         318         --
Excess lease cost                                                (638)      2,083         --
Other                                                              --         134         --
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
 ACQUISITION OF BUSINESSES:
Accounts receivable, net                                        1,876         522        454
Inventories                                                        25         690        955
Prepaid expenses and other assets                                (550)        (12)      (873)
Accounts payable and accrued liabilities                       (1,250)        262     (2,966)
Accrued payroll and related benefits                              (48)       (141)    (1,581)
Other liabilities and deferred revenue                            183        (220)     1,169
                                                             ---------------------------------
Net cash provided by operating activities                       2,700         288        867
                                                             ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (718)     (1,435)    (1,361)
Expenditures for capitalized software development              (1,166)     (2,303)    (2,076)
Purchased software                                               (177)       (332)       (98)
Cash outlays for acquisitions, net of cash acquired              (244)       (292)      (292)
                                                             ---------------------------------
Net cash used in investing activities                          (2,305)     (4,362)    (3,827)
                                                             ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                      (3,550)     (8,653)   (10,642)
Borrowings on notes payable                                     2,250       8,366     10,895
Proceeds from exercise of stock options and
 employee stock purchase plan                                      --          59        966
Proceeds from issuance of convertible promissory notes            125       1,375         --
Proceeds from issuance of preferred stock                          --       3,443      1,488
                                                             ---------------------------------
Net cash provided by financing activities                      (1,175)      4,590      2,707
                                                             ---------------------------------
Net increase (decrease) in cash                                  (780)        516       (253)
Cash at the beginning of the year                               1,657       1,141      1,394
                                                             ---------------------------------
Cash at the end of the year                                    $  877      $1,657     $1,141
                                                             ---------------------------------
                                                             ---------------------------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                  $  594      $  407     $  215
Taxes paid                                                        140         135         67

NON-CASH TRANSACTIONS:
Common stock, preferred stock, subordinated convertible
 debentures and notes payable issued for acquisitions          $  450      $5,229     $  434

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY:

Delphi Information Systems, Inc., (the "Company") develops, markets and supports computer software systems which automate independent property and casualty insurance agencies and brokerages including the areas of rating, sales management, policy administration, accounting and electronic interface with the computers of insurance carriers. The Company also markets computer hardware and hardware support services to its customers.

From January, 1991, to December, 1993, the Company acquired eight companies in similar or complimentary lines of business, including the March, 1993, acquisition of Continental Systems, Inc. ("Continental") and the December, 1993, acquisitions of Mountain Systems International, Inc. ("Mountain
States") and Insurnet, Inc. ("Insurnet") noted below. The Company's recent efforts have been, and will continue to be, to streamline and consolidate operations which will result in cost savings and/or enhanced customer service.

On March 9, 1993, the Company acquired all of the outstanding stock of Continental in exchange for 444,714 shares of the Company's common stock. Continental develops and markets insurance rating software and services for property and casualty insurance carriers and the independent agencies and brokerages in the property and casualty insurance industry. The merger was accounted for as a pooling of interests. Consequently, the historical financial statements of the Company have been restated to include the historical results of Continental.

Fiscal 1993 revenues for the previously separate companies were $48,790,000 for the Company and $2,817,000 for Continental, and net income was $663,000 for the Company and the net loss for Continental was $132,000.

On December 16, 1993, the Company acquired all of the outstanding stock of Mountain States of Scottsdale, Arizona, for consideration of 311,320 shares of the Company's common stock and a note payable of $500,000, which was paid in January, 1994. Per the terms of the merger agreement, the 311,320 shares of common stock was subject to a potential upward adjustment of an additional 63,680 shares which were issued in December, 1994, for a total of 375,000 shares. In addition, the shareholders of Mountain States earned additional consideration based upon growth in sales (see Note 11). The acquisition became effective on December 23, 1993.

On December 30, 1993, the Company acquired all of the issued and outstanding capital stock of Insurnet, a wholly-owned subsidiary of Pacific Insurance Company, in exchange for a $5,000,000 principal amount, $2,750,000 carrying value subordinated note bearing interest at 6%, due June 30, 1996 (see Note
5), 103,563 shares of the Company's common stock, and a non-interest bearing $250,000 principal amount, $237,500 carrying value note, which was paid in March, 1995. The Agreement also provides that under certain circumstances Pacific Insurance Company may receive no more than 21,437 additional shares of Company common stock or additional subordinated notes, bearing interest at 6%, equal to the fair market value of such additional shares of Company common stock (see Note 11).

Mountain States develops and services agency management software that operates in a DOS and Windows-based Local Area Network (LAN) environment. Insurnet provides agency management systems and services to the independent property and casualty insurance industry throughout North America.

Both acquisitions have been accounted for as purchases. Accordingly, the results of Mountain States have been recorded in the financial statements commencing on December 24, 1993, and the results of Insurnet have been recorded in the financial statements commencing on December 31, 1993. The excess of the cost of the acquisitions over the net fair value of identifiable assets and liabilities assumed at the date of acquisition was recorded as an intangible asset and amortized on a straight-line basis over five years for Mountain States, and on a straight-line basis over ten years for Insurnet.

Proforma revenues, net loss and loss per share of the Company for the years ended March 31, 1994, and March 31, 1993, are presented as though the Mountain States and Insurnet operations had been combined with the Company at the beginning of each of these periods. The proforma results do not reflect any changes in operations which may occur as a result of the mergers.

Fiscal 1994 proforma revenues, net loss and loss per share are $64,635,000, $8,827,000 and $1.27, respectively. Fiscal 1994 proforma results include Insurnet and Mountain States results beginning April 1, 1993, through the respective acquisition date combined with the Company's results as of March 31, 1994, which includes Insurnet and Mountain States activity for the period from the respective acquisition date through March 31, 1994. Fiscal 1993 proforma revenues, net loss and loss per share are $66,856,000, $1,522,000 and $0.23, respectively. Fiscal 1993 proforma results consist of Insurnet and Mountain States activity for calendar year 1992 combined with the Company's fiscal year 1993 activity. Proforma loss and loss per share include the amortization of noncompete agreements and goodwill representing expected annual charges of $641,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances.

Revenue Recognition - The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1, "Software Revenue Recognition". System revenues consist of revenues earned under software license agreements and revenues from computer hardware purchased by customers of the Company. When all components necessary to run the system have been shipped and only insignificant post-delivery obligations remain, revenue and costs are recognized at the time of shipment, based upon the sales price and the cost of specific items shipped.

Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support, and sales of the Company's proprietary software which is not bundled with hardware or software of third parties. Hardware maintenance provided by third parties, but billed by the Company, is also offered to customers. Maintenance is generally billed to the customers in advance monthly, quarterly or annually and recognized as revenue ratably over the term of the maintenance contract. Other service revenues including training and consulting are recognized as the services are performed. Revenues related to custom programming are recognized based on the percentage of completion method.

Software Development Costs - The Company capitalizes internally generated software development costs in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs, through costs of systems revenues, begins when the products are available for general release to customers. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross product revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The maximum amortization period on a straight-line basis is five years. Capitalized software costs are amortized on a product-by-product basis. Amortization of capitalized software development costs was $1,128,000, $979,000 and $1,002,000 in fiscal 1995, 1994, and 1993, respectively.

Net software development costs at March 31, 1995 and 1994 consist of the following (in thousands):

                                                     1995     1994
- --------------------------------------------------------------------
Total software development costs capitalized        $5,496    $4,252
Less accumulated amortization                       (1,107)     (301)
- --------------------------------------------------------------------
                                                    $4,389    $3,951
- --------------------------------------------------------------------
- --------------------------------------------------------------------


During the third quarter of fiscal 1994, the Company wrote down its capitalized software development costs by $1,878,000 (see Note 3).

Accounts Receivable - The Company's accounts receivable resulting from system sales are unsecured; however, the Company reserves a purchase security interest in the hardware until such time that the purchase price is paid in full.

Inventories - Inventories, which consist primarily of computer equipment and consist entirely of finished goods, are stated at the lower of cost or market value. The cost of substantially all inventories is determined by specific identification.

Goodwill, Acquisition Costs and Customer Lists - Intangible assets relate to the excess of the cost of acquisitions over the net fair value of identifiable assets and liabilities and value assigned to customer lists. These costs are being amortized on a straight-line basis over five to ten years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets may warrant revision or that the remaining balance of the intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's sufficiency of operating income and related cash flow over the remaining life of the intangible assets in measuring whether the intangible assets' value is recoverable. If management's assessment or other facts and circumstances pertaining to the recoverability of intangible assets of a particular business unit were to change, including their estimate of future operating income and related cash flows, the Company would adjust the carrying value of the intangible assets as appropriate. As of March 31, 1995, and 1994, the accumulated amortization was $2,306,000 and $1,514,000, respectively. Amortization of goodwill, acquisition costs and customer lists was $823,000, $649,000 and $359,000 in fiscal 1995, 1994, and 1993, respectively.

Purchased Software - Purchased software represents product purchased for use in developing product, for licensing with the Company's products, or for direct sale to the Company's customers. These costs are being amortized on a straight-line basis over a maximum term of five years, or a shorter period, depending upon any contractual license agreement limitations or estimated remaining useful life. In fiscal 1994, the Company assigned $2,109,000 of the purchase price of Mountain States to purchased software.

Other Assets - Other assets consist primarily of the long-term portion of noncompete agreements as well as miscellaneous long-term deposits.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term.

Income Taxes - The Company has adopted the liability method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Business tax credits are accounted for under the flow-through method.

Income (Loss) Per Common Share - Income (loss) per common share for fiscal 1995, 1994, and 1993 is based on the weighted average number of common shares outstanding which includes the dilutive effect of convertible preferred stock, options and warrants in fiscal 1993. The effect of common share equivalents is not included in the loss per common share calculation for fiscal 1995 and 1994 because inclusion would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

Foreign Currency Transactions - The accounts of the Company's foreign subsidiary have been translated according to the provisions of the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Gains or losses resulting from translation of the foreign subsidiary's financial statements are included in stockholders' equity. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated results of the period in which they occur.

NOTE 3 - CONSOLIDATION, REPOSITIONING AND RESTRUCTURING CHARGES:

In fiscal 1994, as a result of the acquisition of Mountain States and its products, the Company's market and sales focus shifted. In evaluating the position of the Company, it was determined that it was necessary to write down certain assets to their net realizable value. Therefore, the Company took a charge to earnings of $4,206,000 in the third quarter of fiscal 1994. Capitalized software was written down to reflect the decreased value of such software in light of the acquisition. Additionally, the need for leased facilities diminished as a result of downsizing, resulting in a charge for excess lease commitments as well as headcount reductions. In the fourth quarter of fiscal 1994, the Company incurred an additional charge of $2,284,000. The initial charge reflected the Company's diminished use of its lease capacity in one of its facilities. In connection with its restructuring strategy, the Company considered ways to address such excess capacity, including subletting the entire facility and relocating to a smaller, more cost-effective operation. Based on such consideration and additional information relating to sublease opportunities, management decided to sublease the entire facility. This charge was partially reduced by an estimate of future sublease revenue, which is subject to update upon signing of a sublease agreement. Upon finalization of any sublease arrangement, the estimate will be adjusted. This adjustment could be material to the financial statements.

The following summarizes the major restructuring costs (in thousands):

Non-cash write down of capitalized software development costs               $1,878
Reductions and changes in workforce and the elimination of facilities        3,919
Impairment of asset value due to acquisitions                                  628
Other items                                                                     65
- ----------------------------------------------------------------------------------
                                                                            $6,490
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1995 and 1994 consists of the following (in thousands):

                                                                 1995        1994
- ----------------------------------------------------------------------------------
Computer equipment & purchased software                         $6,996      $7,401
Leasehold improvements                                             362         346
Furniture, fixtures and other                                    2,308       2,039
- ----------------------------------------------------------------------------------
                                                                 9,666       9,786
Less accumulated depreciation and amortization                  (6,036)     (5,302)
- ----------------------------------------------------------------------------------
                                                                $3,630      $4,484
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE:

Notes payable at March 31, 1995, and 1994, are comprised of the following:

                                                          1995         1994
- -----------------------------------------------------------------------------
Notes payable to bank                                   $ 2,486       $ 3,786
Note payable and accrued interest from the purchase
 of Insurnet                                                  0           243
Convertible promissory notes                              1,500         1,375
Subordinated note payable                                 2,750         2,750
- -----------------------------------------------------------------------------
                                                          6,736         8,154
Current portion                                          (2,486)       (4,029)
- -----------------------------------------------------------------------------
                                                        $ 4,250       $ 4,125
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

The Company has a $5,000,000 line of credit agreement with a bank of which $2,486,000 was outstanding at March 31, 1995. At March 31, 1995, $1,409,000 remained available for borrowing under the line of credit.

The line, which expires on December 5, 1995, carries an interest rate at the bank's prime lending rate plus 3.5 percent. Permitted borrowings under the line vary as a function of qualified accounts receivable and are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants including achievement by the Company of specified operating results and balance sheet ratios. The line also restricts certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends.

Additional information related to line of credit borrowings for the three years ended March 31, 1995, is as follows (in thousands):

                                                    1995      1994      1993
- ----------------------------------------------------------------------------
Maximum amount borrowed during the year            $4,036    $4,479    $3,114
Average amount borrowed during the year            $3,340    $3,640    $1,815
Interest rate at the end of the year                12.5%      9.3%      9.0%
Weighted average interest rate incurred during
 the year                                           12.8%      8.6%      9.3%

Average borrowings were determined based on the amounts outstanding at each month end. The weighted average interest rate during the year was computed by dividing actual interest by average borrowings outstanding during each of the years.

The convertible promissory notes of $1,500,000 are due March 15, 1998, and bear interest at the prime rate and are convertible at the option of the holder into shares of the Company's common stock at a per share conversion price of $2.00, subject to certain anti-dilution provisions, for a total of 750,000 shares of common stock.

A total of $1,165,000 of the $1,500,000 promissory notes outstanding were to related parties, including $1,000,000 to Coral Group and $115,000 to foundations and trusts associated with and family members of Donald L. Lucas. Yuval Almog, Chairman of the Company's Board of Directors, is Managing Partner of Coral Group, Inc. Donald L. Lucas is a member of the Company's Board of Directors.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities at March 31, 1995, and 1994, consist of the following (in thousands):

                                                        1995         1994
- ----------------------------------------------------------------------------
Trade accounts payable                                 $1,743       $4,643
Taxes other than income tax                               330          350
Accrued reorganization costs                            1,297        1,511
Other                                                   3,032        1,148
- ----------------------------------------------------------------------------
                                                       $6,402       $7,652
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

NOTE 7 - INCOME TAXES:

Pretax income (loss) from continuing operations consisted of (in thousands):

                              1995      1994      1993
- -------------------------------------------------------
Domestic                     $(1,624)  $(8,910)  $ 721
Foreign                           83       109    (150)
- -------------------------------------------------------
Total                        $(1,541)  $(8,801)  $ 571
- -------------------------------------------------------
- -------------------------------------------------------

The provisions for taxes on income from continuing operations consist of (in thousands):

                              1995      1994      1993
- -------------------------------------------------------
Current:
  U.S. Federal               $ --      $ --      $--
  State                        74        73       40
  Foreign                      66        48       --
- -------------------------------------------------------
    Total                    $140      $121      $40
- -------------------------------------------------------

Deferred:
  U.S. Federal               $ --      $ --      $--
  State                        --        --       --
  Foreign                      --        --       --
- -------------------------------------------------------
    Total                    $ --      $ --      $--
- -------------------------------------------------------

Total Provision              $140      $121      $40
- -------------------------------------------------------
- -------------------------------------------------------

The income tax provision (benefit) on income (loss) differs from the amount obtained by applying the federal statutory rate because of the following items:

                                                    1995      1994     1993
- -----------------------------------------------------------------------------
Statutory rate                                     (35.0)%   (35.0)%   34.0%
State income tax, net of federal tax effect          4.8       0.8      7.0
Amortization of intangible assets relating to
 acquired businesses                                18.7       2.1     17.9
Losses producing no current tax benefit             16.3      32.9       --
NOL used to offset income                             --        --    (57.1)
Other, net                                           4.2       0.6      5.2
- -----------------------------------------------------------------------------
Effective rate                                       9.0%      1.4%     7.0%
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994 are as follows (in thousands):

                                            1995                             1994
                                   ----------------------          ----------------------
                                        DEFERRED TAX                    DEFERRED TAX
                                   ASSETS     LIABILITIES          ASSETS     LIABILITIES
- -----------------------------------------------------------------------------------------
Product enhancements               $    --      $1,756             $    --       $1,582
Deferred rent                           67          --                 146           --
Reserves                             1,171          --               1,154           --
NOL not utilized                     6,593          --               5,712           --
Tax credits not utilized             1,218          --               1,271           --
- -----------------------------------------------------------------------------------------
                                     9,049       1,756               8,283        1,582
Valuation allowance                 (7,293)         --              (6,701)          --
                                   -------      ------             -------       ------
Total deferred taxes                $1,756      $1,756              $1,582       $1,582
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

As of March 31, 1995, the Company had investment and business tax credit carryforwards of $161,000 and $1,057,000, respectively for both financial statement and federal income tax purposes. In addition, the Company has net operating losses available for offset against future taxable income of $16,640,000 for federal income tax, $15,817,000 for federal alternative minimum tax, and $4,646,000 for tax purposes for the primary State taxing authority.

In addition, the Company received net operating loss carry forwards in the acquisition of Redshaw of $3,220,000 for regular tax and $3,103,000 for alternative minimum tax. The Company received net operating loss carryforwards in the merger of Continental of $430,000 for federal income tax purposes. The utilization of these net operating losses could be limited due to the change in ownership of the acquired companies.

Federal net operating loss carryforwards and a substantial portion of investment and other business tax credits will begin to expire after 1997, becoming fully expired by the year 2010 if not offset against future taxable income.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Leases - The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2000, with various renewal options. Other operating leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on March 31, 1995 are set forth below (in thousands) as follows:

- ----------------------------------------------------------------------
                                                Capital      Operating
Fiscal Year Ending                              Leases         Leases
- ----------------------------------------------------------------------
1996                                             $ 128        $2,544
1997                                                54         1,911
1998                                                46         1,734
1999                                                30         1,429
2000                                                 2           378
- ----------------------------------------------------------------------
Total minimum lease commitments                  $ 260        $7,996
                                                              ------
Less: amount representing interest                 (36)
- ------------------------------------------------------
Present value of obligations under capital
 leases                                            224
Less: current portion                             (110)
- ------------------------------------------------------
Long-term obligations under capital leases       $ 114
- ------------------------------------------------------

Rental expense covering the Company's office facilities and equipment for the fiscal years 1995, 1994 and 1993 aggregated $2,778,000, $2,901,000 and
$2,849,000, respectively.

Noncompetition Agreements - The Company entered into various noncompetition agreements with the shareholders of McCracken Computer, Inc., purchased in January, 1991, which expire over a period of 5 to 10 years. These agreements require the Company to make payments totaling $4,700,000 to the McCracken shareholders over six years of which $3,636,000 has been paid to date. Future installments of $664,000 are due on the January, 31, anniversary date of the acquisition in 1996 and $400,000 in 1997. Noncompetition Agreements entered with the shareholders of other acquisitions require a total of $87,500 to be paid through December, 1996. Commitments related to the noncompetition agreements are amortized and expensed ratably over the life of each agreement.

Contingencies - The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation and claims will be resolved without a material effect on the Company's future results of operations or its financial position.

NOTE 9 - SUBORDINATED CONVERTIBLE DEBENTURES:

In connection with the acquisition of Redshaw on December 16, 1991, the Company issued $3,000,000 face value, $2,542,000 discounted carrying value, of subordinated convertible debt to shareholders of Redshaw. The notes were converted into 30,000 shares of the Company's Series B Preferred Stock in September, 1992, as approved by the Company's stockholders in August, 1992.

In connection with the acquisition of Insurnet on December 30, 1993, the Company issued $5,000,000 face value, $2,750,000 discounted carrying value, of subordinated convertible debt to shareholders of Pacific Insurance Company. The note bears interest at the rate of 6%, for an effective annual interest rate of 11%, and is convertible into shares of a new series of the Company's preferred stock, to be designated Series E Preferred Stock, at the option of the Company. The Company is in the process of converting the note into Series E Preferred Stock.

The Series E Preferred Stock includes a cumulative 6% annual dividend from the date of issuance, payable in shares of Company Common Stock. The Series E Preferred Stock would be convertible into shares of Company Common Stock at the option of the holder not earlier than June 30, 1996, and would automatically convert into shares of Company Common Stock on December 30, 1998. Each share of Series E Preferred Stock would be convertible into a number of shares of Common Stock of the Company as determined by dividing $84.745 plus any accrued and unpaid dividends on the Series E Preferred Stock at the time of conversion by a conversion price equal to the average of the closing prices of the Common Stock of the Company for the thirty trading days immediately prior to such conversion (the "Conversion Price"). The Conversion Price is subject to a minimum of $8.00 per share and maximum of $4.00 per share (as adjusted for certain events). Using the applicable trading value as of March 31, 1995, and assuming conversion of the Subordinated Note on that date, the Subordinated Note would have converted into 63,426 shares of Series E Preferred Stock and would have been convertible into 1,343,750 shares of Company Common Stock as of that date. The Series E preferred stock would be convertible at the holder's option on June 30, 1996, into a maximum of approximately 1,437,500 shares of Company Common Stock, based on the maximum Conversion Price outlined above. The actual Conversion Price at the time of the conversion will be determined based on the average of the closing prices of the Common Stock of the Company for the thirty trading days immediately prior to such conversion, subject to the maximum and minimum conversion prices outlined above.

NOTE 10 - PREFERRED STOCK:

Series A Preferred Stock - During May, 1991, and January, 1993, the Company issued and sold in two private placements 9,945 and 6,632 shares, respectively, of its Series A Preferred stock par value of $.10 per share for a total of $2,249,559 and $1,500,138, respectively. The preferred stock was convertible by its holders at $4.35 per share into 862,000 shares of common stock of the Company not earlier than two years subsequent to its issuance and automatically converts to common stock three years after its issuance. The preferred stock includes voting rights equivalent to the number of common shares into which the preferred stock is convertible; certain registration rights on the common stock into which the preferred stock is converted; and certain anti-dilution covenants. No dividends are required under the terms governing the preferred stock. Issuance costs related to the sales of preferred stock totaled $35,000 in May, 1991, and $12,000 in January, 1993.

The issuance of the Series C Preferred Stock on December 23, 1993, caused an adjustment in the conversion price of the Company's Series A Preferred Stock down to the conversion price of the Series C Preferred Stock. The issuance of the Company's convertible promissory notes in March, 1994 caused an additional adjustment in the conversion price of the Series A Preferred Stock down to $2.00.

During May, 1994, the holders of the Company's Series A Preferred Stock exchanged such preferred stock for an equal number of shares of the Company's Series D Preferred Stock. The exchange was effected pursuant to agreements entered into in connection with the Company's issuance of the Series C Preferred Stock. The terms of the Series D Preferred Stock are substantially similar to those of the Series A Preferred Stock but do not require the conversion of the Series D Preferred Stock into common stock at a specified date. The Series A Preferred Stock was, by its terms, forced to convert to common stock on May 24, 1994.

Series B Preferred Stock - In connection with the acquisition of Redshaw on December 16, 1991, 31,950 shares of the Company's Series B Preferred Stock were issued to shareholders of Redshaw. In September, 1992, the Company's subordinated convertible debentures were converted into 30,000 shares of the Company's Series B Preferred Stock. The 61,950 shares of Series B Preferred Stock became convertible into common stock at the option of the holder after December 12, 1994, and automatically convert into common stock on December 13, 1995.

On December 16, 1994, the holders of 52,745 shares of the Company's Series B Preferred Stock converted that stock into 879,083 shares of Common Stock.
The number of shares of common stock issuable on conversion of each share of Series B Preferred Stock is determined by dividing $100 by the average daily closing price of the common stock for the 30 trading days prior to conversion, however, not less than $6 per share. The maximum number of shares of common stock issuable on conversion of the remaining Series B Preferred Stock will be 153,417. The Series B Preferred Stock has no voting rights except as mandated by Delaware law and except that approval of the holders of more than 66 2/3 percent of the shares of Series B Preferred Stock is required for certain amendments to the Company's Certificate of Incorporation, reclassifications, re acquisitions of junior shares and increases in the authorized number of shares of Series B Preferred Stock.

Series C Preferred Stock - On December 23, 1993, the Company issued 36,268 shares of its Series C Preferred Stock. Each share was sold for $100 per share and had an initial conversion price into common Stock of $3.05058.
Such shares were sold to a group of accredited investors for cash in the amount of $1,750,000 and for the conversion of $1,750,000 principal amount of notes payable plus accrued interest of approximately $127,000 owed by the Company. Issuance costs related to the sale of the Series C Preferred Stock totaled approximately $57,000.

The issuance of the Company's convertible promissory notes in March, 1994, caused an adjustment in the conversion price of the Company's Series C Preferred Stock down to $2.00. The effect of such adjustment is that the Series C will be convertible into 1,813,400 shares of Common Stock.

NOTE 11 - CONTINGENT ISSUANCES OF COMMON STOCK

In connection with the Company's acquisition of Mountain States, the shareholders of Mountain States had the opportunity to earn additional consideration based upon growth in sales of Mountain States software products in the fiscal year beginning April 1, 1994. Per the terms of this agreement, a cash payment of $135,135 and an additional 339,280 shares of Common Stock were issued on May 25, 1995, to the former shareholders of Mountain States.

The 311,320 shares of common stock issued for the acquisition of Mountain States was subject to a potential upward adjustment of an additional 63,680 shares, for a total of 375,000 shares, depending upon the average daily closing price of the Company's common stock for the twelve month period following the closing date of the acquisition. The additional 63,680 shares were issued December 16, 1994.

The 103,563 shares of common stock issued in the acquisition of Insurnet is subject to a potential upward adjustment of an additional 21,437 shares, for a total of 125,000 shares, within two years of the Insurnet acquisition.
This adjustment is contingent upon the price of the Company's common stock if sold by the Pacific Insurance Company within two years of the sale of Insurnet to the Company.

NOTE 12 - COMMON STOCKHOLDERS' EQUITY:

Stock Options - The Company has a stock incentive plan which provides for the granting of 3,000,000 stock options and stock appreciation rights to officers, directors and employees. Options granted under the program may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments maturing on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 95,000 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant.

Information with respect to the Company's stock options is as follows:

                                     Within Plan               Outside Plan
                                     -----------               ------------
                                 Shares                    Shares
                                 Under        Option       Under        Option
                                 Option       Prices       Option       Prices
- ---------------------------------------------------------------------------------
Balance, March 31, 1992          834,619    $2.50-$7.00    373,167    $2.50-$6.78
Granted                          248,700      6.00-6.75    259,000      5.75-7.25
Exercised                       (106,186)     2.50-6.75   (125,389)          2.50
Canceled                        (183,950)     5.75-7.00         --             --
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Balance, March 31, 1993          793,183    $2.50-$6.88    506,778    $2.50-$7.38
Granted                          245,500      4.88-5.50     20,000           4.75
Exercised                        (17,000)     2.50-5.75         --             --
Canceled                        (385,538)     2.50-6.88   (198,750)     6.00-7.38
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Balance, March 31, 1994          636,145    $2.50-$6.88    328,028    $2.50-$7.38
Granted                        1,326,173      0.78-1.13     20,000           0.78
Exercised                            --
Canceled                        (533,937)    6.875-1.00   (253,028)     7.34-2.50
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Balance, March 31, 1995        1,428,381    $0.78-$6.75     95,000    $7.38-$0.78
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Exercisable at March 31,
 1995                            119,208    $6.75-$2.50     56,662    $4.75-$7.38
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Available for Grant at
 March 31, 1995                  941,783             --         --             --
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

Stock Purchase Plan - In July, 1989, the Company established a stock purchase plan for eligible employees. Employees may subscribe up to 10 percent of their compensation to purchase the Company's common stock at the lower of 85 percent of the fair market value at the date of grant or 85 percent of the fair market value six months after the date of grant. Shares subscribed to must be exercised one year after the date of grant or are canceled. The Company has reserved 200,000 shares of common stock for the plan. New subscriptions were granted by the Company to eligible employees on August 1, 1994. If fully exercised, the 142,942 shares remaining under the plan would be issued. These shares are due to be exercised on July 31, 1994.

Stock Warrants - In connection with the Delphi/CIGNA Property and Casualty Agency Division of the CIGNA Property and Casualty Insurance Group of the Insurance Company of North America ("CIGNA") Agreement entered into in June, 1988, CIGNA received a warrant to acquire up to 250,000 shares of the Company's common stock for $7.50 per share, subject to adjustment, prior to expiration of the warrant on January 31, 1996.

In connection with its line of credit agreement renewal with its bank in December, 1994, the Company agreed to issue to the bank a five-year warrant option to purchase 375,000 shares of common stock, at a price of $3.50 per share.

In connection with its line of credit agreement with its bank in May, 1992, the Company agreed to issue warrants to the bank to purchase up to 75,000 shares of the Company's common stock over a five year term at the fair market value of the common stock on the date of grant of $6.75 per share.

NOTE 13 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the fiscal years ending March 31, 1995, 1994, and 1993, the Company did not make any contributions to the plan.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Delphi Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of March 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       Arthur Andersen LLP


Chicago, Illinois
May 24, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding directors of the Company required by this item is incorporated by reference to the Company's definitive proxy statement relating to its August 29, 1995, Annual Meeting of Stockholders under the captions "Election of Directors" and "Compliance with SEC Filing Requirements" which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1995.

     The executive officers and senior management of the Company are as follows:

Name                             Age      Position
- ----                             ---      --------
M. Denis Connaghan                45      President, Chief Executive Officer
Gustavus J. Esselen               39      Executive Vice President
John R.Sprieser                   47      Sr. Vice President, Chief Financial Officer, Secretary
Michael J. Marek                  36      Corporate Controller

     The executive officers of the Company are elected annually by the Board.

     M. Denis Connaghan joined the Company in July, 1994, as Executive Vice President and Chief Operating Officer. In August, 1994, Mr. Connaghan was promoted to President, and in November, 1994, to Chief Executive Officer. From February, 1991, to June, 1994. Mr. Connaghan was with IBAX Healthcare Systems, most recently as Vice President, Technology and Business Unit General Manager. IBAX was a joint venture between IBM and Baxter in the development and marketing of computerized solutions to healthcare providers. From May, 1978, to February, 1990, Mr. Connaghan held a number of managerial and executive positions with Pansophic Systems, Inc., a publicly held computer software company.

     Gustavus J. Esselen, an Executive Vice President of the Company, is responsible for the global sales and marketing operations of the Company.
Mr. Esselen has also been responsible for management of the Insight product operations of the Company since their acquisition in January 1991, including various sales and marketing, service, development and administrative functions. Mr. Esselen, a significant shareholder of the Company, served as a
director of the Company from February, 1991, to September, 1993.   Formerly,
Mr. Esselen was the senior sales and marketing executive for McCracken Computer Inc.

     John R. Sprieser joined the Company as Senior Vice President, Chief Financial Officer & Secretary, in January, 1995. He is responsible for all financial, administrative and internal information systems of the Company. Previously, Mr. Sprieser was Senior Vice President-Finance of IDC Services, Inc., which provides data processing and market research services principally to producers of filmed entertainment and broadcast commercials, from January, 1989, to January, 1995. From November 1986, to December, 1988, Mr. Sprieser was Vice President-Finance of Longman Group USA, Inc., a U.S. subsidiary of Pearson p/c, a U.K.-based publisher of books and software. Mr. Sprieser is a Certified Public Accountant.

     Michael J. Marek joined the Company as Corporate Controller in April, 1993. From April, 1992, to April, 1993, Mr. Marek was Director of Finance for Bang & Olufsen of America, Inc., the U.S. subsidiary of a European-based electronic component manufacturer. From November, 1991, to April, 1992, Mr. Marek was an independent financial consultant. From September, 1990, to November, 1991, Mr. Marek was Director of Financial Reporting for Pansophic Systems, Inc., a publicly held computer software company. From October, 1986, to September 1990 Mr. Marek held various positions with Applied Learning International, Inc., a subsidiary of National Education Corporation, most recently as U.S. Controller. Mr. Marek is a Certified Public Accountant.


ITEM 11.        EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its August 29, 1995, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1995.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management" and "Principal Stockholders of Delphi" in the Company's proxy statement for its August 29, 1995, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1995.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the captions "Compensation of Directors and Executive Officers" in the Company's proxy statement for its August 29, 1995, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1995.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  FINANCIAL STATEMENTS.

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

     -   Report of Independent Public Accountants
     -   Consolidated Balance Sheets as of March 31, 1995, and 1994
     - Consolidated Statements of Operations for the Years Ended March 31, 1995, 1994, and 1993
     - Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1995, 1994, and 1993
     - Consolidated Statements of Cash Flows for the Years Ended March 31, 1995, 1994, and 1993
     -   Notes to Consolidated Financial Statements

     (a) 2.  FINANCIAL STATEMENTS.

     The following financial statement schedule is filed herewith:
     Schedule II - Valuation and Qualifying Accounts for the Years Ended
                   March 31, 1995, 1994, and 1993.

     Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


     (b) EXHIBITS

2.2 Agreement for purchase and sale of stock of Insurnet, Incorporated among the Continental Corporation, Pacific Insurance Company, Insurnet, Incorporated and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K for December 30, 1993, and incorporated herein by reference).

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated herein by reference).

3.2 Certificate of Designations of Series B Preferred Stock filed with the Secretary of State of the State of Delaware on December 11, 1991, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K for December 16, 1991, and incorporated herein by reference).

3.3 Certificate of Designations of Series C Preferred Stock filed with the Secretary of State of Delaware on December 21, 1993, (filed as Exhibit
       4.1 to the Company's Current Report on Form 8-K for December 23, 1993, and incorporated herein by reference).

3.4 Certificate of Designations of Series D Preferred Stock filed with the Secretary of State of Delaware on May 20, 1994.

3.5 Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-14501) and incorporated herein by reference).

4.1 Loan and Security Agreement dated June 8, 1993, between the Company and Silicon Valley Bank (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference).

4.2 Registration Rights Agreement dated as of January 31, 1991, among the Company, Frank H. McCracken and Gustavus Esselen (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-57680) and incorporated herein by reference).

4.3 Registration Rights Agreement dated as of January 31, 1991, between the Company and The Chubb Corporation (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference).

4.5 Registration Rights Agreement dated as of March 1, 1993, among the Company and David J. Jordan, Karen E. Jordan, Kenneth M. Johnson and James H. Potter (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference).

4.6 Investors' Rights Agreement of the Company's Series C Preferred Stock dated as of December 21, 1993.

4.7 Registration Rights Agreement dated as of December 30, 1993, between the Company and Pacific Insurance Company.

4.8 Registration Rights Agreement dated as of December 10, 1993, between the Company and Phil Frandsen and Brenda Frandsen.

4.9 Investors' Rights Agreement of the Company's Convertible Promissory Notes dated as of March 15, 1994.

4.10 Promissory Note due June 30, 1996, dated as of December 30, 1993, to the order of Pacific Insurance Company.

4.11 Promissory Note due June 30, 1994, dated as of December 30, 1993, to the order of Pacific Insurance Company.

4.12* Amended schedule to Loan and Security Agreement dated December 21, 1994, between the Company and Silicon Valley Bank.

MANAGEMENT CONTRACTS AND COMPENSATION PLANS AND ARRANGEMENTS

10.1 Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's
       Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference).

10.2 Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company's Registration
       Statement on Form S-8 (No. 33-19310) and incorporated herein by reference).

10.3   Delphi Information Systems, Inc. 1989 Stock Purchase Plan
       (included in the prospectus filed as part of the Company's
       Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference).

10.4 Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company's
       Annual Report on Form 10-K for the fiscal year ended March
       31, 1992, and incorporated herein by reference).

10.9 Agreement for Authorized Dealers and Industry Remarketers between the Company and International Business Machines Corporation, as amended (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference).

10.10 Stock Purchase Warrant dated June 5, 1992, issued by the Company to Silicon Valley Bank, and related Registration Rights Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference).

10.13  Stock Purchase Warrant, dated as of June 30, 1988, between
       CIGNA and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K for July 6, 1988, and incorporated herein by reference).

10.16  Amendment #1 dated June 29, 1990, to the Stock Purchase
       Warrant between CIGNA and the Company (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by reference).

10.17 Lease between the Company and Westlake Renaissance Court for office space in Westlake Village, California, as amended (filed as Exhibit 10.5 to the Company's Registration
       Statement on Form S-1 (No. 33-14501) and incorporated herein by reference).

10.18 Lease dated April 17, 1986, between Mortimer B. Zuckerman and Edward H. Linde, as Trustees, as Landlord and McCracken Computer Inc., as Tenant, relating to premises at 10-20 Burlington Mall Road, Burlington, Massachusetts, as amended (filed as Exhibit 10.22 to the Company's Form S-1 Registration Statement (No. 33-45153) and incorporated herein by reference).

10.23* Employment agreement dated July 7, 1994, between the
       Company and M. Denis Connaghan.

10.24* Employment agreement dated January 31, 1995, between the
       Company and John R. Sprieser.

10.25* Severance Compensation Agreement dated October 19, 1994, between the Company and David J. Torrence.

10.26* Form of Stock Purchase Warrant between the Company and
       Silicon Valley Bank.

22.1   The subsidiaries of the Company and State of incorporation.

27.1*  Financial Data Schedule.

99.1* Information, Financial Statements, and Exhibits required by Form 11-K in accordance with Rule 15d-21 under the Securities Exchange Act of 1934.


- ------------------
*   Filed herewith


      (c) Reports on Form 8-K
          -------------------
          None.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DELPHI INFORMATION SYSTEMS, INC.
                                        (Registrant)



                              By  /s/ M. Denis Connaghan
                                  ----------------------------
                                  M. Denis Connaghan, President

Date:  June 27, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                           Date
- ---------                   -----                           ----



/s/Yuval Almog              Chairman of the Board            June 27, 1995
- ----------------------
(Yuval Almog)



/s/M. Denis Connaghan       Director, President and          June 27, 1995
- ----------------------      Chief Executive Officer
(M. Denis Connaghan)



/s/John R. Sprieser         Senior Vice President,          June 27,1995
- ---------------------       Finance and Administration,
(John R. Sprieser)          Chief Financial Officer and
                            Corporate Secretary



/s/Michael J. Marek         Corporate Controller            June 27, 1995
- ---------------------
(Michael J. Marek)

/s/Donald L. Lucas            Director                      June 27, 1995
- ----------------------
(Donald L. Lucas)



/s/Larry G. Gerdes            Director                      June 27, 1995
- ----------------------
(Larry G. Gerdes)



/s/Richard R. Janssen         Director                      June 27, 1995
- ----------------------
(Richard R. Janssen)

                                                                SCHEDULE II
                                                                -----------


                      DELPHI INFORMATION SYSTEMS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993



Allowance for doubtful accounts receivable.



                                           March 31,     March 31,  March 31,
                                             1995          1994       1993
                                             ----          ----       ----

Beginning Balance                        $1,000,000      $735,000  $1,188,000

Provisions for Allowance                    396,000       547,000     179,000

Write Off of Accounts Receivable
Against Allowance                          (847,000)     (664,000)   (632,000)

Allowance Acquired in Acquisitions           138,000      382,000         --
                                          ----------    ---------   ---------
                                           $ 687,000   $1,000,000    $735,000
                                          ----------   ----------   ---------
                                          ----------   ----------   ---------

