Form 10-Q
period 1995-06-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1995-08-14
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    77-0021975
-------------------------------                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                    60008
-------------------                                    -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    708-506-3100
                                                       ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/     No  / /

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   8,368,953 shares as of
July 31, 1995.                                       ----------------------
--------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                               ___________________

                        DELPHI INFORMATION SYSTEMS, INC.

                                      INDEX



Part I - FINANCIAL INFORMATION                                             Page
                                                                           ----
  Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets at June 30, 1995
      and March 31, 1995 .................................................   3

    Consolidated Statements of Operations for the Three
      Months Ended June 30, 1995 and 1994.................................   4

    Consolidated Statements of Cash Flows for the Three Months
      Ended June 30, 1995 and 1994........................................   5

    Notes to Consolidated Financial Statements............................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   7

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...............................  11

SIGNATURE.................................................................  12

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.   Financial Statements

                        DELPHI INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                     ASSETS

                                                      (Unaudited)
                                                        June 30,       March 31
                                                          1995           1995
                                                      -----------    -----------
CURRENT ASSETS:
Cash                                                        $455           $877
Accounts receivable, net                                   7,542          7,639
Inventories                                                  890            983
Prepaid expenses and other assets                          1,483          1,424
                                                      -----------    -----------
          TOTAL CURRENT ASSETS                            10,370         10,923
Property and equipment, net                                3,342          3,630
Software development, net                                  4,449          4,389
Goodwill and customer lists, net                           5,075          5,284
Purchased software, net                                    2,287          2,484
Other assets                                                 689            837
                                                      -----------    -----------
          TOTAL ASSETS                                   $26,212        $27,547
                                                      -----------    -----------
                                                      -----------    -----------
                        LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                             $3,386         $2,486
Accounts payable and accrued liabilities                   5,356          6,402
Accrued payroll and related benefits                       1,010          1,441
Deferred revenue                                           6,244          6,332
                                                      -----------    -----------
          TOTAL CURRENT LIABILITIES                       15,996         16,661
Notes payable - long term                                  1,500          1,500
Subordinated note payable                                      0          2,750
Excess lease liability                                     1,292          1,445
Other liabilities                                            153            638
                                                      -----------    -----------
          TOTAL LIABILITIES                               18,941         22,994
                                                      -----------    -----------

Commitments and contingent liabilities:

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
 2,000,000 shares authorized
 Series B, 9,205  shares issued and outstanding              780            780
 Series C, 36,268 shares issued and outstanding            3,570          3,570
 Series D, 16,356 shares issued and outstanding            3,655          3,655
 Series E, 63,426 shares issued and outstanding            3,125             --
Common stock, $.10 par value,
 Non-designated, 12,000,000 shares authorized
 8,328,453 and 7,979,173 shares issued and
  outstanding, respectively                                  833            798
Additional paid-in capital                                18,888         18,507
Accumulated deficit                                      (23,705)       (22,894)
Cumulative foreign currency translation adjustment           125            137
                                                      -----------    -----------
          TOTAL STOCKHOLDER'S EQUITY                       7,271          4,553
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $26,212        $27,547
                                                      -----------    -----------
                                                      -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                          1995           1994
                                                       ----------     ----------
REVENUES:
  Systems                                                 $4,464         $5,316
  Services                                                 7,557          7,726
                                                       ----------     ----------
    TOTAL REVENUES                                        12,021         13,042
                                                       ----------     ----------

COSTS OF REVENUES:
  Systems                                                  3,166          3,839
  Services                                                 4,499          4,654
                                                       ----------     ----------
    TOTAL COSTS OF REVENUES                                7,665          8,493
                                                       ----------     ----------
    GROSS MARGIN                                           4,356          4,549

OPERATING EXPENSES:
  Product development                                      1,268          1,718
  Sales and marketing                                      1,706          1,808
  General and administrative                               1,644          2,034
  Amortization of goodwill, customer
    lists and noncompete agreements                          377            398
                                                       ----------     ----------
    TOTAL OPERATING EXPENSES                               4,995          5,958
                                                       ----------     ----------
    OPERATING LOSS                                          (639)        (1,409)

OTHER EXPENSES:
  Interest expense, net                                      141            208
                                                       ----------     ----------

LOSS BEFORE INCOME TAXES                                    (780)        (1,617)

Income tax provision                                          31             30
                                                       ----------     ----------

NET LOSS                                                   ($811)       ($1,647)
                                                       ----------     ----------
                                                       ----------     ----------

LOSS PER COMMON SHARE                                     ($0.10)        ($0.23)
                                                       ----------     ----------
                                                       ----------     ----------

Shares used in computing per share data                    8,231          7,020
                                                       ----------     ----------
                                                       ----------     ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                     June 30,
                                                                            -------------------------
                                                                               1995           1994
                                                                            ----------     ----------
Cash flows from operating activities:
    Net loss                                                                    ($811)       ($1,647)
    Adjustment to reconcile net loss to net cash provided
        by operating activities:

        Depreciation and amortization                                             387            339
        Amortization of capitalized software
          development costs                                                       265            378
        Amortization of goodwill and acquisition costs                            208            398
        Amortization of purchased software                                        149            107
        Amortization of noncompete and other intangibles                          169             --
        Retirement of property and equipment                                       --             22
        Foreign currency translation adjustment                                   (12)            --
        Excess lease liability                                                   (153)          (104)

  Changes in assets & liabilities:
        Accounts receivable, net                                                   97          2,671
        Inventories                                                                93           (206)
        Prepaid expenses and other assets                                         (79)           125
        Accounts payable and accrued liabilities                                 (612)          (958)
        Accrued payroll and related                                              (431)            33
        Other liabilities and deferred liabilities                               (168)           106
                                                                            ----------     ----------

    Net cash (used in) provided by operating activities                          (898)         1,264
                                                                            ----------     ----------

Cash flows from investing activities:
    Capital expenditures                                                          (97)          (325)
    Expenditures for capitalized software development                            (325)          (389)
    Purchased software                                                            (12)           (64)
                                                                            ----------     ----------
    Net cash  used in investing activities                                       (434)          (778)
                                                                            ----------     ----------

Cash flows from financing activities:
    Borrowings of note payable                                                  1,200          1,006
    Payments of note payable                                                     (300)        (1,450)
    Proceeds from issuance of convertible
        promissory notes                                                           --            125
    Proceeds from exercise of stock options                                        10             --
                                                                            ----------     ----------

Net cash (used in) provided by financing activities                               910           (319)
                                                                            ----------     ----------

Net (decrease) increase in cash                                                  (422)           167

Cash at the beginning of the period                                              $877         $1,657
                                                                            ----------     ----------

Cash at the end of the period                                                    $455         $1,824
                                                                            ----------     ----------
                                                                            ----------     ----------

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

     These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

     The results of operations for current interim periods are not necessarily indicative of results to be expected for the entire current year.

     Certain reclassifications have been made to prior year accounts to be consistent with current year classifications.

                        DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1995 was a negative $5,626,000, an improvement of $112,000 from the prior year end date of March 31, 1995. The significant changes in working capital were a decrease of $422,000 in cash; a decrease of $97,000 in accounts receivable primarily due to a reduction in system sales; an increase of $900,000 in borrowings; and a decrease of $1,046,000 in accounts payable and accrued liabilities primarily due to a reduction in accounts payable for the hardware component of system sales, and a decrease in accrued interest payable.

A major component of the Company's negative net working capital position consists of deferred revenues of $6,244,000 at June 30, 1995, primarily representing prepaid maintenance fees from customers which are recognized ratably over the maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

As of June 30, 1995, borrowings under the Company's bank line of credit totaled $3,386,000 or 89% of total available borrowings.

Effective as of April 1, 1995, the Company delivered 63,426 shares of Series E Preferred Stock in order to fulfill its obligations under the $5,000,000 face value, $2,750,000 discounted carrying value, of subordinated convertible debt plus accrued interest.

THREE  MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Revenues for the first quarter ended June 30, 1995 were $12,021,000, representing an 8% decrease compared to the first quarter of the prior year. The Company recorded a net loss of $811,000 or $0.10 per share in the first quarter, compared to a net loss of $1,647,000, or $0.23 per share in the first quarter of the prior year.

Systems revenues of $4,464,000 for the first quarter of the current year reflect a decrease of 16% compared to the first quarter of the prior year. This decrease was primarily the result of decreased sales of system upgrades to existing customers. Service revenues in the first quarter of the current year decreased $169,000 or approximately 2%, compared to the first quarter of the prior year.

                        DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of revenues as a percentage of revenues were 64% in the current quarter, comparable to the 65% in the first quarter of the prior year.

Product development expenses for the three months ended June 30, 1995, decreased $450,000 or 26% compared to the comparable period in the prior fiscal year. The decreased expense is due to decreased spending in the current quarter.

Sales and marketing expenses for the quarter ended June 30, 1995 decreased $102,000, or approximately 6%, from the comparable quarter in the prior year. The decrease is due to a marginal reduction in spending compared to the prior year due to the curtailment of various marketing programs.

General and administrative expenses for the quarter ended June 30, 1995 decreased $390,000, or 19%, from the first quarter of the prior year. The decrease is due to lower head count and overall spending reductions compared to the prior year.

Interest expense in the quarter ended June 30, 1995 decreased $67,000, or 32%, compared to the first quarter of the prior year due to the conversion of the subordinated note payable into Series E Preferred Stock.

                        DELPHI INFORMATION SYSTEMS, INC.

                           PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

NONE


(a.)      EXHIBITS


                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                        1995                1994
                                                        ----                ----
Primary earnings (loss) per share:
        Net loss for
           calculation of primary
           earnings per share                          ($811)            ($1,647)

Weighted average number of
        shares outstanding  (1)                        8,231               7,020

        Primary loss
          per share (2)                               ($0.10)             ($0.23)
                                                     -------             -------
                                                     -------             -------

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

                                        DELPHI INFORMATION SYSTEMS, INC.

Date:     August 10, 1995               By   /s/ John R. Sprieser
     ------------------------------       --------------------------------------
                                             John R. Sprieser
                                             Senior Vice President,
                                             Chief Financial Officer

                                             (Duly authorized officer and
                                             principal financial and chief
                                             accounting officer)