Form 10-K/A
period 1993-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1995-09-11
CIK 814549

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-K/A-2


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       FOR THE FISCAL YEAR ENDED MARCH 31, 1993

                               OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                 Commission file number 0-15946

                DELPHI INFORMATION SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

                DELAWARE                                          77-0021975
(State or other jurisdiction of incorporation)    (I.R.S. Employer Identification Number)
          3501 Algonquin Road
        Rolling Meadows, Illinois                                  60008
   (Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number including area code:  (708) 506-3100

          Securities registered pursuant to Section 12(b) of the Act:
                                   None

         Securities registered pursuant to Section 12(g) of the Act:


         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE OF WHICH REGISTERED
         -------------------                  -----------------------------------------
Common Stock, par value $0.10 per share                        NASDAQ NMS

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

As of June 18, 1993, the number of shares of Common Stock outstanding was 6,530,392. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $39,182,352.


                     DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement relating to its 1993 Annual Meeting of Stockholders are incorporated by reference into Part III.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS, MANAGEMENT CHANGES AND REPOSITIONING

The Company has pursued an acquisition strategy beginning late in fiscal 1991 to strengthen its market position and increase its growth opportunities. In January 1991, the Company acquired McCracken Computer, Inc. ("McCracken"), a privately held company, and in December 1991, the Company acquired Redshaw, Inc. ("Redshaw") from the Hartford Fire Insurance Company and other insurance companies. Both McCracken and Redshaw were former competitors of the Company providing proprietary software and automation systems to independent insurance agencies and brokerages.

In March 1993, the Company acquired Continental Systems, Inc. ("Continental") a company providing rating service products which help property and casualty insurance carriers, agencies and brokerages to rate and price insurance policies for their customers. In late fiscal 1993, the Company also acquired Compusult, Inc., Project Software Services, Inc. and Specialty Programs Services, Inc., three smaller companies which provide services to the Redshaw customers. The Company's acquisitions reflect the consolidation occurring among vendors in the independent agency automation market. Revenues have grown from $28.5 million in 1991 to $51.6 million in 1993.

The acquisitions, particularly of McCracken and Redshaw, have significantly increased the size of the Company. The acquisitions of both McCracken and Redshaw were accounted for as purchases and their operating result shave been reported with those of the Company since the Acquisition date of January 31, 1991 for McCracken and December 16, 1991 for Redshaw. The acquisition of Continental has been accounted for as a pooling of interests and as a result, the historical financial statements of the Company have been restated to include the historical results of Continental. During fiscal 1993, 1992, and 1991, Continental reported revenues of $2.8, $2.2 and $2.0 million, respectively.

During December 1991, the Company appointed a new Chief Executive Officer and President and began to recruit various new management personnel. During the fourth quarter of fiscal 1992 as a result of management's evaluation of the Company's position with respect to future business strategy and the assimilations of Redshaw and McCracken, the Company decided to consolidate and reposition its operations and products. The Company charged $7,961,000 to earnings in 1992 related to its consolidation and repositioning. This included $6,504,000 related to the non-cash write down of intangible assets to net expected realizable values and $1,457,0000 associated with reductions and changes in workforce and discontinued facilities. The Company had substantially completed it recruitment of new management by the end of fiscal 1993.

MARKET

While the Company has increased its market share through acquisitions, fiscal 1992 and fiscal 1993 were a difficult market for the independent agencies as a down cycle in the property and casualty insurance industry has continued. The independent agencies were further adversely impacted by the recessionary North American economy. The soft property and casualty insurance market is evidenced by minimal or no increases in property and casualty insurance premiums, which has eroded the profits and equity of the Company's insurance agency and brokerage customers who receive commissions on insurance premiums. Historically, the property and

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

casualty industry, often independently of the general economy, goes through up cycles when insurance premiums are strong and down cycles when insurance premiums remain flat or decline. The cycle is a function of the insurance carriers' reserves for their insured customer losses, the related reserve portfolio performance, competitive strategies and other business issues. The most recent down cycle has been particularly long compared to historical soft markets. The Company cannot predict if and when the soft market conditions will change.

Prospectively, as a result of consolidation within its market, management believes that the Company's market is changing to one that offers more growth potential for the Company. Historically, the subsidiaries of insurance carriers have subsidized the automation of independent agencies in an effort to influence the distribution of insurance products by the independent agencies. Many insurance carriers over the last several years have reduced or eliminated their agency automation strategies. Over the last three years, at least five insurance carriers have announced either the closing, reduced support and subsidy, or sale of their agency automation subsidiaries which compete with the Company. The withdrawal of the subsidiaries of insurance companies from the market should provide for more favorable market conditions, particularly if the soft market conditions improve.

RESULTS OF OPERATIONS

The table on the following page sets forth, for the fiscal periods indicated, the percentage of revenues represented by each item reflected in the Company's consolidated statements of operations, and the percentage increase (decrease) in each item of revenue, cost and expense from the prior fiscal period.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                YEAR TO YEAR PERCENTAGE
                                                                   INCREASE (DECREASE)
                                                                   -------------------
                                       PERCENTAGE OF REVENUES   FISCAL 1993   FISCAL 1992
                                        YEAR ENDED MARCH 31,      VERSUS        VERSUS
                                        --------------------
                                       1993     1992    1991    FISCAL 1992   FISCAL 1991
                                       -----   -----    -----    -----------   -----------
REVENUES:
  Systems                               50.5%   57.4 %   60.8%       1.9 %        47.7%
  Services                              49.5%   42.6 %   39.2%      34.3 %        70.0%
                                       -----   -----    -----    -----------   -----------
TOTAL REVENUES                         100.0%  100.0 %  100.0%      15.7 %        56.5%

COST OF REVENUES:
  Systems                               33.3%   39.4 %   31.2%      (2.1)%        97.3%
  Services                              29.6%   26.7 %   27.3%      28.0 %        53.2%
                                       -----   -----    -----    -----------   -----------
TOTAL COST OF REVENUES                  62.9%   66.1 %   58.5%      10.1 %        76.7%
                                       -----   -----    -----    -----------   -----------
Gross Margin                            37.1%   33.9 %   41.5%      26.7 %        27.8%

OPERATING EXPENSES:
  Product development                    6.9%    7.2 %    6.2%      10.2 %        81.8%
  Sales & marketing                     15.3%   16.7 %   20.4%       6.3 %        27.8%
  General & administrative              10.9%    9.1 %   10.3%      38.8 %        38.5%
  Amortization of goodwill, customer
    lists & noncompete agreements        2.1%    2.5 %    0.7%      (0.7)%       490.9%
  Consolidation and repositioning costs   --    17.8 %     --            *            *
                                       -----   -----    -----    -----------   -----------
TOTAL OPERATING EXPENSES                35.3%   53.3 %   37.6%     (23.5)%       122.1%
                                       -----   -----    -----    -----------   -----------
OPERATING INCOME (LOSS)                  1.8%  (19.5)%    3.9%           *            *

Interest expense                         0.7%    1.1 %    0.5%     (23.7)%       252.1%
                                       -----   -----    -----    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES        1.1%  (20.6)%    3.4%           *            *

Income tax provision (benefit)           0.1%   (0.3)%    0.4%           *            *

NET INCOME (LOSS)                        1.0%  (20.3)%    3.0%           *            *
                                       =====   =====    =====    ===========   ===========


* Percentages have been intentionally omitted because such percentages are not meaningful.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

REVENUES

The Company's revenues are derived from two sources, systems agreements and service fees. Systems agreements with the Company's customers bundle the Company's proprietary software with the computer hardware and software of third parties. Service fees include fees for maintenance, training and consulting services related to the Company's proprietary software. The Company's revenue recognition policies comply with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1.

Revenues increased 16% in fiscal 1993 and 57% in fiscal 1992 substantially as a result of the acquisitions of Redshaw in December 1991 and McCracken in January 1991. The acquisitions of Compusult, Inc., Project Services, Inc. and Specialty Programs Services, Inc. late in fiscal 1993 also contributed to the increased revenues in fiscal 1993. Systems revenues increased in fiscal 1993 and 1992 as a result of the acquisitions. Service revenues increased in fiscal 1993 and 1992 as a result of an expanded number of customers receiving maintenance consulting and training services along with selected increased pricing of such services. The Company's expanded customer list is substantially a result of the acquisitions along with new customer sales.

On a proforma basis, including the Redshaw operations as if Redshaw had been acquired on April 1, 1991, the Company's total revenues were $52.3 million for the year ended March 31, 1992. Accordingly, on a proforma basis, revenues for the year ended March 31, 1993, decreased 1% from the prior year. The decline in revenues on a proforma basis is attributed to lower systems sales due to the soft property and casualty insurance market and declining hardware costs. While an improved property and casualty insurance market would help increase the revenues and profitability of the Company, the Company does not anticipate such market improvement during calendar 1993.
The Company hopes to increase systems revenues and profitability by offering additional products and services to its customers which enhance the automation of their operations. Furthermore, the Company is also beginning to sell other ancillary services to insurance carriers which represent a large potential market for the Company.

COSTS OF SYSTEMS REVENUES. Costs of systems revenues include costs of computer hardware and third party software along with costs associated with the purchase and installation of hardware and software products and the amortization of capitalized software development costs. Costs of systems revenues, as a percentage of revenues, were 33.3%, 39.4% and 31.2% in fiscal 1993, 1992 and 1991, respectively. Changes in the percentage of costs of systems as a percentage of revenues are a result of a changing mix of products sold by the Company significantly related to the acquisitions. Generally, the Company believes that costs of hardware are increasing as a percentage of hardware sales due to competitive hardware pricing pressures.

COSTS OF SERVICE REVENUES. Costs of service revenues include costs associated with maintenance, consulting and training services along with payments made to third party hardware maintenance vendors. Costs of service revenues as a percentage of revenues were 29.6%, 26.7% and 27.3%, respectively, in fiscal 1993, 1992 and 1991. Changes in the percentage of costs of service revenues as a percentage of revenues reflects the changing mix of service operations and customers as a result of the acquisitions.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

SELLING AND MARKETING EXPENSES. Selling and marketing expenses as a percentage of revenues dropped to 15.3% in fiscal 1993 from 16.7% in 1992 as compared to 20.4% in 1991. The improvements reflect overhead cost reduction programs associated with the consolidation of the McCracken and Redshaw acquisitions and reduced commission expense due to the decline of system revenues as a percentage of total revenues from 60.8% in fiscal 1991 to 50.5% in 1993. Sales territory coverage has increased from the acquisitions resulting in a greater market presence.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses, net of capitalized software costs, were $3,558,000 in fiscal 1993, $3,229,000 in fiscal 1992, and $1,776,000 in fiscal 1991. Increases in fiscal 1993 and fiscal 1992 are substantially as a result of consolidating the McCracken and Redshaw operations. Expressed as a percentage of revenues, such expenses were 6.9% in fiscal 1993, 7.2% in 1992 and 6.2% in 1991. Product development expenditures prior to the capitalization of software were $5,634,000, $4,963,000 and $3,102,000, respectively, in fiscal 1993, 1992 and 1991.

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, and amortizes these costs over a maximum of five years. The amount capitalized varies each period depending on how many software development projects have reached technological feasibility and whether they are in general release. The Company strongly believes in the importance of maintaining its technological strengths and will continue to invest substantial amounts in software development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 10.9%, 9.1% and 10.3% of revenues in fiscal years 1993, 1992, and 1991, respectively. The increase as a percent of revenues in fiscal 1993 is attributed substantially to the recruiting and hiring of a new management team as noted under "Acquisitions, Management Changes and Repositioning" above and costs related to the Company's acquisition and business development activities. General and administrative expenses decreased as a percentage of revenues in fiscal 1992 as a result of eliminations of redundant general and administrative expenses from the acquired organizations.

AMORTIZATION OF GOODWILL AND NONCOMPETE AGREEMENTS. These costs represent costs from the acquisitions of McCracken since January 1991, Redshaw since December 1991 and other smaller acquisitions late in fiscal 1993. The increase in fiscal 1992 reflects the timing of the McCracken and Redshaw acquisitions. The decrease in fiscal 1993 is attributed to the write down of goodwill in the Company's consolidation and repositioning during fiscal 1992, offset somewhat by amortization related to the acquisitions in fiscal 1993.

INTEREST EXPENSE. The Company had interest expense of $376,000 in fiscal 1993 compared to $493,000 in fiscal 1992 and $140,000 in fiscal 1991. The Company's acquisitions contributed to a higher use of its bank line during fiscal 1992 resulting in higher interest expense. Positive cash flow reduced the lines average outstanding borrowings in fiscal 1993, lowering the interest expense in addition to lower interest rates.

INCOME TAX PROVISION (BENEFIT). At the end of fiscal 1992, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 109-Accounting for Income Taxes. There was no material effect to the Company upon adoption of SFAS No. 109. The effective tax rates under SFAS No. 109 for fiscal years 1993 and 1992 were 7.0% and (1.2)%, respectively, and under SFAS No. 96 in 1991 was 11.6%. Lower than

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

statutory effective tax rates and tax benefits are substantially a result of the benefits from net operating losses in prior years offsetting operating income for federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES. Working capital was a negative $2,448,000 at March 31, 1993, compared to a negative $1,875,000 at March 31, 1992. Working capital decreased during fiscal 1993 substantially as a result of the reclassification of the Company's line of credit from long-term to short-term per terms of the credit agreement. Excluding the reclassification of the line of credit, net working capital increased $1,496,000 during fiscal 1993, reflecting profitability plus non-cash expense items and reduced inventories. Working capital decreased in fiscal 1992 substantially as a result of the acquisition of Redshaw's negative working capital.

A major component of the Company's negative net working capital position is a result of deferred revenues of $5,392,000 at March 31, 1993 substantially representing prepaid maintenance fees from it customers which are recognized as revenue ratably over the maintenance agreement terms. Since this liability is satisfied through normal on-going operations of the Company's service organization and does not require a payment to a third party, the Company's bank does not view deferred revenue as a liability in the calculation of financial covenants under the Company's line of credit.

Net cash provided by operating activities was $535,000, $402,000 and $271,000 for fiscal years ended in 1993, 1992 and 1991, respectively. Although the Company reported a $9,064,000 net loss in fiscal 1992, cash provided by operating activities was positive because a substantial portion of the loss was related to non-cash items including the write-off of goodwill and capitalized software.

Cash used in investing activities was $3,495,000, $2,055,000 and $2,990,000 for the fiscal years ended 1993, 1992 and 1991. Expenditures for capitalized software development and capital goods have increased absolutely each year as a result of the acquisitions of Redshaw and McCracken but remained similar as a percentage of revenues. The cash used in fiscal 1991 includes $1,274,000 related to the acquisition of McCracken Computer Inc., including payments under noncompete agreements.

Cash from financing activities reflects the Company's borrowing and payment activities on its line of credit, proceeds from the exercise of options under the Company's various stock option plans and the issuance of preferred stock. In fiscal 1992, the Company raised $2,215,000 from the issuance of its Series A Preferred Stock and in January 1993, the Company raised $1,488,000 in net proceeds from the issuance of additional shares of its Series A Preferred Stock. On August 20, 1992, pursuant to authorization by stockholders, the Company's $3,000,000 face amount of subordinated notes issued in the acquisition of Redshaw were converted into 30,000 shares of Series B Preferred Stock. See Notes 9 and 10 of Notes to Consolidated Financial Statements of the Company.

The Company has a line of credit agreement with a bank totaling $5 million which expires on July 5, 1994. Permitted borrowings under the line of credit vary as a percentage of qualified accounts receivable. At March 31, 1993, the Company had borrowed $3,114,000 on its line of credit compared to $2,069,000 on March 31, 1992. The Company's line of credit agreement requires that the Company maintain certain minimum financial ratios. The line also restricts certain activities of the Company without the approval of the bank, including the

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

incurrence of senior debt, mergers and acquisitions, and the payment of dividends. At March 31, 1993, $1,100,000 remained available for borrowing under the Company's line of credit agreement.

On June 8, 1993, the Company's bank renewed it line of credit agreement with the Company, which now expires May 15, 1994. The bank lowered its interest rate on the line of credit from Prime Plus 3% to Prime Plus 2% (which adjusts downwards to Prime Plus 1% as the Company meets certain financial objectives) and set financial covenants to reflect the acquisition activity of the Company in fiscal 1993. The renewed line of credit established new financial covenants for the Company for the quarter ended March 31, 1993. The Company was in compliance with these covenants.

The Company believes that cash flows from its operations, along with borrowings on its line of credit agreement are sufficient to meet its current liabilities as they become due along with meeting the Company's working capital and capital expenditure requirements for at least the next fiscal year. The Company further believes that continued and improving profitability will strengthen the Company's liquidity position and, to that end, the Company has pursued various programs to enhance profitability including the consolidation and repositioning of the Company at the end of fiscal 1992. During fiscal 1993, while the Company continued reducing certain redundant expenses of acquired companies, the Company also recruited and strengthened it management team with the goal of improving the Company's growth and profitability. Further, the Company is pursuing the acquisition of additional companies and products to expand its product offering to its large customer base and to a new market, the insurance carriers, thus leveraging the Company's cost of sales to create greater profitability. The Company does not have any material commitments for capital expenditures.

The significant increase in the allowances for uncollectible accounts receivable from $227,000 at March 31, 1991, to $1,188,000 at March 31, 1992,
or from 4% of accounts receivable to 12%, is substantially a result of allowances acquired in the Redshaw acquisition. Previous to Redshaw's acquisition, Redshaw, under a new program, began billing its customers for services which had previously been provided at no cost to the customers, which results in an increased amount of disputed receivables. Redshaw began collecting such receivables in late fiscal 1992, but set aside a reserve to provide for expected non-collection. As this collection process is completed, the allowance is expected to decline as was the case in fiscal 1993 as the reserve decreased to 8% of accounts receivable.

MARKET INFORMATION

The principal market for the Company's common stock (NASDAQ Symbol DLPH) is the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). As of June 4, 1993, there were 215 shareholders of record.

The Company has not paid dividends on its common stock to date. There are no plans in the near future to do so.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

The following table sets forth the high and low bid prices for common stock for each calendar quarter in the two year period ending March 31, 1993.

               FISCAL 1992          HIGH        LOW
               First Quarter        $7.75      $7.00
               Second Quarter        8.00       6.50
               Third Quarter         7.50       6.50
               Fourth Quarter        7.88       6.75


               FISCAL 1993          HIGH        LOW
               First Quarter        $7.50      $6.75
               Second Quarter        7.25       6.00
               Third Quarter         6.50       5.75
               Fourth Quarter        7.75       6.13


DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

ASSETS


MARCH 31                                                        1993             1992
--------                                                      --------         --------
CURRENT ASSETS:
Cash                                                          $  1,141         $  1,394
Accounts receivable, less allowances of $735 (1993)
  and $1,188 (1992)                                              8,273            8,667
Inventories                                                        849            1,797
Prepaid expenses and other assets                                2,001            1,549
                                                              --------         --------
  TOTAL CURRENT ASSETS                                          12,264           13,407
Property and equipment, net                                      3,600            3,249
Software development costs, net                                  4,506            3,432
Goodwill and customer lists, net                                 2,961            2,586
Other assets                                                     1,404            1,558
                                                              --------         --------
TOTAL ASSETS                                                  $ 24,735         $ 24,232
                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                 $  3,574         $    867
Accounts payable and accrued liabilities                         4,470            7,333
Accrued payroll and related benefits                             1,276            2,799
Deferred revenue                                                 5,392            4,283
                                                              --------         --------
  TOTAL CURRENT LIABILITIES                                     14,712           15,282
Notes payable                                                       --            2,454
Other liabilities                                                  296              236
                                                              --------         --------
TOTAL LIABILITIES                                             $ 15,008         $ 17,972
                                                              --------         --------

Commitments and contingencies:  (Note 8)

Subordinated convertible debt                                       --            2,542

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value, 2,000,000 shares authorized,
  Series A, 16,577 (1993) and 9,945 (1992) shares issued
    and outstanding                                              3,703            2,215
  Series B, 61,950 (1993) and 31,950 (1992) shares issued
    and outstanding                                              5,250            2,708
Common stock, $.10 par value:
  Non-designated, 12,000,000 shares authorized
    6,528,369 (1993) and 6,160,615 (1992) issued
    and outstanding                                                653              616
Additional paid-in capital                                      12,333           10,969
Accumulated deficit                                            (12,291)         (12,822)
Cumulative foreign currency translation adjustment                  79               32
                                                              --------         --------
TOTAL STOCKHOLDERS' EQUITY                                       9,727            6,260
                                                              --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 24,735         $ 24,232
                                                              ========         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


YEAR ENDED MARCH 31,                                  1993          1992          1991
--------------------                                -------       -------       -------
REVENUES:
   Systems                                          $26,057       $25,581       $17,321
   Services                                          25,550        19,024        11,188
                                                    -------       -------       -------
      TOTAL REVENUES                                 51,607        44,605        28,509

COSTS OF REVENUES:
   Systems                                           17,201        17,570         8,903
   Services                                          15,265        11,930         7,788
                                                    -------       -------       -------
      TOTAL COST OF REVENUES                         32,466        29,500        16,691
                                                    -------       -------       -------
      GROSS MARGIN                                   19,141        15,105        11,818

OPERATING EXPENSES:
   Product development                                3,558         3,229         1,776
   Sales and marketing                                7,909         7,439         5,821
   General and administrative                         5,630         4,055         2,927
   Amortization of goodwill, customer lists and
    noncompete agreements                             1,097         1,105           187
   Consolidation, repositioning and restructuring
    charges                                              --         7,961            --
                                                    -------       -------       -------
      TOTAL OPERATING EXPENSES                       18,194        23,789        10,711
                                                    -------       -------       -------
      OPERATING (LOSS) INCOME                           947        (8,684)        1,107

INTEREST EXPENSE                                        376           493           140
                                                    -------       -------       -------
(Loss) income before income taxes                       571        (9,177)          967
Income tax provision (benefit)                           40          (113)          112
                                                    -------       -------       -------
NET INCOME (LOSS)                                   $   531       ($9,064)      $   855
                                                    =======       =======       =======
NET INCOME (LOSS) PER COMMON SHARE                  $  0.07       ($1.53)       $  0.17
                                                    =======       =======       =======
Weighted average common shares and common share
 equivalents outstanding                              7,897        5,922        5,128
                                                    =======       =======       =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT FOR SHARES OUTSTANDING)

                                             PREFERRED STOCK                  COMMON STOCK
                                  -------------------------------------    -------------------  ADDITIONAL               FOREIGN
                                      SERIES A:            SERIES B:                              PAID-IN  ACCUMULATED  TRANSLATION
                                  SHARES     AMOUNT    SHARES    AMOUNT      SHARES     AMOUNT    CAPITAL    DEFICIT    ADJUSTMENT
                                  ------     ------    ------    ------    ---------    ------    -------  -----------  -----------
BALANCE, MARCH 31, 1990               --       $ --        --      $ --    4,653,141     $466      $7,788     ($4,613)     $ --
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----
NET INCOME                                                                                                        855
Exercise of stock options                                                     44,775        5         154
Issuance of common stock
  in connection with the
  McCracken acquisition                                                    1,032,000      103       3,513
Amortization of warrants                                                                               29
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----
BALANCE, MARCH 31, 1991               --         --        --        --    5,729,916      574      11,484      (3,758)       --
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----
Net loss                                                                                                       (9,064)
Exercise of stock options                                                    114,302       12         378
Exercise of employee stock
  purchase plan                                                               33,751        3         169
Issuance of common stock
  in conjunction with the
  Redshaw acquisition                                                        282,646       28       1,872
Issuance of Series A Preferred
  Stock                            9,945      2,215
Issurance of Series B Preferred
  Stock at redemption value
  in connection with the
  Redshaw acquisition                                  31,950     2,708
Redshaw purchase price allo-
  cation adjustment required
  to carry the Series B
  Preferred stock and
  subordinated convertible
  debentures at fair market
  value                                                                                            (2,950)
Amortization of warrants                                                                               16
Translation adjustment                                                                                                       32
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----
BALANCE, MARCH 31, 1992            9,945      2,215    31,950     2,708    6,160,615      617      10,969     (12,822)       32
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----
Net income                                                                                                        531
Exercise of stock options                                                    231,575       23         807
Exercise of employee stock
  purchase plan                                                               22,957        2         134
Issuance of common stock
  in conjunction with the
  acquisitions of Compusult, Inc.
  Project Software Services, Inc.,
  and Specialty Programs
  Services, Inc.                                                             113,222       11         423
Issuance of Series A Preferred
  stock                            6,632      1,488
Issuance of Series B Preferred
  stock due to the conversion of
  subordinated debentures                              30,000     2,542
Translation adjustment                                                                                                       47
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----
BALANCE, MARCH 31, 1993           16,577     $3,703    61,950    $5,250    6,528,369     $653     $12,333    ($12,291)      $79
                                  ------     ------    ------    ------    ---------     ----     -------    --------      ----

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

YEAR ENDED MARCH 31,                                    1993        1992         1991
                                                      --------    --------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                     $    531     ($9,064)    $   855
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                            1,032         749         523
Amortization of capitalized software development costs   1,002         931         913
Amortization of goodwill and acquisition costs           1,097       1,105         187
Write-off of goodwill                                       --       5,598          --
Write-off of capitalized software development costs         --       1,156          --
Foreign currency translation adjustment                     47          32          --
Other                                                       --         (14)         --
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
  ACQUISITION OF BUSINESSES:
Accounts receivable, net                                   484      (1,784)     (2,089)
Inventories                                                955         622         439
Prepaid expenses and other assets                         (971)     (1,344)        669
Goodwill and customer lists                               (264)       (122)         --
Accounts payable and accrued liabilities                (2,966)      1,322        (169)
Accrued payroll and related benefits                    (1,581)        821         149
Deferred income taxes                                       --        (185)        112
Other liabilities and deferred revenue                   1,169         579      (1,318)
                                                      --------    --------     -------
Net cash provided by operating activities                  535         402         271
                                                      --------    --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures; net of retirements                (1,361)       (577)       (390)
Expenditures for capitalized software development       (2,076)     (1,734)     (1,326)
Cash outlays for acquisitions, net of cash acquired        (58)        256        (294)
Prepaid noncompete agreements                                                     (980)
                                                      --------    --------     -------
Net cash used in investing activities                   (3,495)     (2,055)     (2,990)
                                                      --------    --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                              (10,642)    (14,532)     (5,074)
Borrowings on notes payable                             10,895      13,650       7,935
Proceeds from exercise of stock options and
  employee stock purchase plan                             966         578         170
Proceeds from issuance of preferred stock                1,488       2,215          --
                                                      --------    --------     -------
Net cash provided by financing activities                2,707       1,911       3,031
                                                      --------    --------     -------

Net increase (decrease) in cash                           (253)        258         312
Cash at the beginning of the year                        1,394       1,136         824
                                                      --------    --------     -------
Cash at the end of the year                           $  1,141    $  1,394     $ 1,136
                                                      ========    ========     =======

SUPPLEMENTAL DISCLOSURES:
Interest paid                                         $    215    $    398     $   101
Taxes paid                                                  67           4          --
NON-CASH TRANSACTIONS:
Common stock, preferred stock, subordinated
  convertible debentures and notes payable
  issued for acquisitions                             $    434    $  5,250     $ 3,605
                                                      ========    ========     =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Delphi Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1993, and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

It is our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of March 31, 1993, and 1992, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1993, in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Los Angeles, California
May 14, 1993

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY

Delphi Information Systems, Inc. (the "Company") develops, markets and supports computer software systems which automate independent property and casualty insurance agencies and brokerages including the areas of rating, sales management, policy administration, accounting and electronic interface with the computer of insurance carriers. The Company also markets computer hardware and hardware support services to its customers.

On January 31, 1991, the Company acquired all of the outstanding stock of McCracken Computer Inc. ("McCracken") for consideration of $3,200,000 in cash and 1,032,000 shares of the Company's common stock. On December 16, 1991, the Company acquired all of the outstanding stock of Redshaw, Inc. ("Redshaw") for consideration of $3,750,000 in cash less $1,750,000 cash paid to Delphi related to a service agreement, 282,646 shares of the Company's common stock, 31,950 shares of Series B Preferred stock and $3,000,000 principal amount, $2,542,000 carrying value of subordinated convertible notes of the Company due December 12, 1994. The notes were converted into 30,000 shares of the Company's Series B Preferred Stock in September, 1992, (see Notes 8, 9 and 10).

Both McCracken and Redshaw, similar to the company, provide computer automation systems and services to independent property and casualty insurance agencies and brokerages. The acquisitions have been accounted for as purchases. Accordingly, the result of McCracken have been recorded in the financial statements commencing on February 1, 1991, and the result of Redshaw have been recorded in the financial statements commencing December 17, 1991. The McCracken transaction was valued at $6,805,000 including an assigned fair value of $3,605,000 for the company's common stock exchanged in the transaction. The excess of the cost of the acquisition over the net fair value of identifiable assets and liabilities assumed at the date of acquisition of $5,075,000 was recorded as an intangible asset and amortized on a straight-line basis over ten years. Subsequently, the intangible asset was written down to its net realizable value of $1,534,000 at March 31, 1992, as part of a repositioning of the Company (see Note 3).

The Redshaw transaction was valued at $6,200,000 including an assigned fair value of 4,200,000 for common stock, Series B Preferred stock, and subordinated convertible debt issued in the transaction. The excess of the cost of the acquisition over the net fair value of identifiable assets and liabilities totaled $3,568,000. The Company assigned $879,000 of the value to customer lists to be amortized on a straight-line basis over ten years. The remaining amount was charged to earnings as part of a consolidation and repositioning of the Company (see Note 3).

Proforma revenues, net loss and loss per share of the Company for the years ended March 31, 1992 and March 31, 1991, are presented as though the McCracken and Redshaw operations had been combined with the Company at the beginning of each of these periods. The proforma results do not reflect any changes in operations which may occur as a result of the mergers.

Fiscal 1992 proforma revenues, net loss and loss per share are $52,286,000, $7,908,000 and $1.44, respectively. Fiscal 1991 proforma revenues, net loss and loss per share are $62,856,000, $1,317,000 and $0.22, respectively.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proforma loss and loss per share include the amortization of noncompete agreements, goodwill and customer lists representing expected annual charges of $832,000 after the write down of these assets in the consolidation and repositioning of the Company (see Note 3). Also included is additional interest expense from bank debt used to fund a portion of the acquisitions of $450,000 for each year.

The Company acquired all of the outstanding stock of Specialty Programs Services, Inc. on December 1, 1992; Compusult, Inc. on December 9, 1992, and substantially all of the assets and business of Project Software Services, Inc. on January 15, 1993, for an aggregate of 113,222 shares which were assigned an aggregate fair value of $434,000. These companies provide service and products to the Redshaw customers. The acquisitions have been accounted for as purchases and the result of their operations have been recorded in the Company's financial statements commencing on their respective dates of acquisition. The excess of the costs of the acquisitions over the net fair value of identifiable assets and liabilities totaled $535,000 and has been recorded as an intangible asset and amortized on a straight-line basis over five years.

On March 9, 1993, the Company acquired all of the outstanding stock of Continental Systems, Inc. ("Continental") in exchange for 444,714 shares of the Company's Common Stock. Continental develops and markets insurance rating software and services for property and casualty insurance carriers and the independent agencies and brokerages in the property and casualty insurance industry. The merger was accounted for as a pooling of interests. Consequently, the historical financial statements of the Company have been restated to include the historical result of Continental.

Fiscal 1993 revenues for the previously separate companies were $48,790,000 for the Company and $2,817,000 for Continental, and the net income was $663,000 for the Company and the net loss for Continental was $132,000.

Fiscal 1992 revenues for the previously separate companies were $42,396,000 for the Company and $2,209,000 for Continental, and the net loss was $8,653,00 for the Company and $411,000 for Continental.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company transactions and balances.

Revenue Recognition - The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1, "Software Revenue Recognition." System revenues consist of revenues earned under software license agreements and revenues from computer hardware purchased by customers of the Company. Revenues are recognized as the related software and hardware products are shipped to the customers. Where partial shipments on an order are made, revenue is recognized at the time of shipment to the customer based upon the ratio of the cost of the partial shipment to the cost of the order. The Company bundles its software with computer hardware in its purchase and license agreement with its customers and, accordingly, cannot separate hardware from software revenues.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support. Hardware maintenance provided by third parties, but billed by the Company, is also offered to customers. Maintenance is generally billed to the customers in advance either monthly or quarterly and recognized as revenue over the term of the maintenance contract. Other service revenues including training and consulting are recognized as the service is performed. Revenues related to custom programming are recognized based on the percentage of completion method.


Software Development Costs - The Company capitalizes internally generated software development costs in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross product revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The maximum amortization period of software development costs on a straight-line basis is five years. Capitalized software costs are amortized on a product-by-product basis.


Net software development costs at March 31, 1993, and 1992, consist of the following (in thousands):


                                            1993           1992
                                           -----          ------
Total software development costs
 capitalized                               $8,415         $6,339
Less accumulated amortization              (3,909)        (2,907)
                                           -----          -------
                                           $4,506         $3,432
                                           ======         =======


During the fourth quarter of fiscal 1992, the Company wrote down its capitalized software development costs by $906,000 (see Note 3).

Inventories - Inventories, which consist primarily of computer equipment and consist entirely of finished goods, are stated at the lower of cost or market value. The costs of substantially all inventories is determined by specific identification.


Goodwill and Customer Lists - Intangible assets relate to the excess of the cost of acquisitions over the net fair value of identifiable assets and liabilities, and value assigned to customer lists. These costs are being amortized on straight-line basis over five to ten years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revisions or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's sufficiency of operating income and related cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If management's assessment or other facts and circumstances pertaining to the recoverability of intangible

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


assets of a particular business unit were to change, including their estimate of future operating income and related cash flows, the Company would adjust the carrying value of intangible assets as appropriate. As of March 31, 1993, and 1992, the accumulated amortization was $898,000 and $1,264,000, respectively.


Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term.

Income Taxes - The Company has adopted the liability method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Business tax credits are accounted for under the flow-through method. When SFAS No. 109 was adopted at the end of fiscal 1992, there was no significant impact on the balance sheet or statements of operations.

Income (Loss) Per Common Share - Income (loss) per common share for fiscal 1993, 1992 and 1991 are based on the weighted average number of common shares outstanding which includes the dilutive effect of convertible preferred stock, options and warrants in fiscal 1993 and 1991. The effect of dilutive common share equivalents is not included in the loss per common share calculation for fiscal 1992. Primary and fully diluted earnings per share are the same for all periods presented.

Foreign Currency Transactions - The accounts of the Company's foreign subsidiary have been translated according to the provisions of the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Gain or losses resulting from translation of the foreign subsidiary's financial statements are included in stockholders' equity. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated results of the period in which they occur.

Reclassification - Certain reclassifications have been made in the prior years' financial statements to conform to the 1993 presentation.

NOTE 3 - CONSOLIDATION AND REPOSITIONING OF OPERATIONS AND PRODUCTS:

In 1992, new management of the Company determined that a consolidation and repositioning was necessary as a result of an evaluation of the Company's position with respect to new technologies, current markets and future business. In evaluating the position of the Company, it was determined that it was necessary to write down certain intangible assets to their net realizable value. Therefore, during 1992, as a result of the consolidation of operations and the repositioning of products, the Company decided to restructure its business and charge to earnings $7,961,000 of related costs. The consolidation and repositioning of the Company included a redirection of the marketing and product development efforts along with the elimination of certain personnel. The following summarizes the major consolidation and repositioning costs (in thousands):


Non-cash write down of intangible assets related
 to the McCracken and Redshaw acquisitions                     $5,598
Non-cash write down of capitalized software
 development costs                                                906
Reductions and changes in workforce and the
 eliminations of facilities                                     1,457
                                                               ------
                                                               $7,961
                                                               ======


DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above, Continental recorded a non-cash write down of purchased software of $250 in fiscal 1992.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1993, and 1992, consists of the following (in thousands):

                                                      1993       1992
                                                     ------     ------
Computer equipment & purchased software              $ 6,574     $ 6,467
Leasehold improvements                                 1,388       1,381
Furniture, fixtures and other                          2,052       1,920
                                                     -------     -------
                                                      10,014       9,768

Less accumulated depreciation and amortization        (6,414)    (6,519)
                                                     -------     -------
                                                     $ 3,600    $ 3,249
                                                     =======    ========

NOTE 5 - NOTES PAYABLE:

Notes payable at March 31, 1993, and 1992, are comprised of the following:

                                                      1993        1992
                                                     -------     ------
Notes payable to bank                                $ 3,114     $2,069
Note payable - Norick Software, Inc.                     460      1,072
Other notes                                                0        180
                                                     -------     ------
                                                       3,574      3,321
Current portion                                       (3,574)      (867)
                                                     -------     -------
                                                     $     0     $2,454
                                                     =======     =======



The Company has a $5,000,000 line of credit agreement with a bank of which $3,114,000 was outstanding at March 31, 1993. The line, as extended on June 8, 1993, carries an interest rate at the bank's prime lending rate plus 2 percent (which adjusts downward to 1 percent as the Company meets certain financial objectives) and expires July 8, 1994. Permitted borrowings under the line vary as a function of qualified accounts receivable and are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants including achievement by the Company of specified operating results and balance sheet ratios. The agreement also restricts certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends. The renewed line of credit established new financial covenants for the Company for the quarter ended March 31, 1993. The Company was in compliance with these covenants.


Additional information related to short-term borrowings for the three years ended March 31, 1993, is as follows (in thousands):

                                                     1993      1992      1991
                                                    ------    ------    ------
Maximum amount borrowed during the year             $3,114    $4,224    $3,445
Average amount borrowed during the year             $1,815    $2,618    $  820
Interest rate at the end of the year                   9.0%     10.0%     12.5%
Weighted average interest
 rate incurred during the year                         9.3%     11.0%     12.2%
                                                    ======    ======    ======


DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Average borrowings were determined based on the amounts outstanding at each month end. The weighted average interest rate during the year was computed by dividing actual interest by average borrowings outstanding during each of the years.

The $1,072,000 note was issued in March, 1992, to purchase a customer list and certain agreements of Norick Software, Inc. The note bears interest at 11% due in varying monthly installments ranging from $71,000 to $79,000 through June 1, 1993, including a final installments of $243,000 due June 1, 1993. Continental also had other notes outstanding with a bank at March 31, 1992, subsequently paid by the Company.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts Payable and accrued liabilities at March 31, 1993, and 1992, consist of the following (in thousands):


                                  1993     1992
                                 ------   ------
Trade accounts payable           $3,599   $6,526
Taxes other than income tax         405      555
Other                               466      252
                                 ------   ------
                                 $4,470   $7,333
                                 ======   ======


NOTE 7 - INCOME TAXES

Components of the deferred tax provision (benefit) resulting from temporary differences in the recognition of certain items for tax and financial reporting purposes are as following (in thousands):


                                                 1993     1992     1991
                                                ------   ------    -----
Installment sales deferrals                        $--    $(38)    $(38)
State taxes, net of federal tax effect              40    (100)      56
Tax credits and net operating loss carryovers   (1,018)    938     (116)
Capitalized product development                    365     (35)     140
Reserves                                           623    (915)      21
Depreciation, amortization and other                30      37       49
                                                ------   ------    -----
                                                   $40   $(113)    $112
                                                ======   ======    =====

The income tax provision (benefit) on income (loss) differs from the amount obtained by applying the federal statutory rate because of the following items:


                                                 1993     1992      1991
                                               ------    ------    -----
Statutory rate                                   34.0%   (34.0)%    34.0%
Losses producing no current tax benefit            --     31.4       --
State income tax, net of federal tax effect       7.0      1.1       6.5
NOL used to offset income                      (148.3)   (10.3)    (35.5)
Alternative minimum tax                            --       --       3.0
Reserves                                        109.1     10.1       2.4
Other, net                                        5.2      0.5       2.7
                                               ------    ------    -----
Effective Rate                                    7.0%    (1.2)%    13.1%
                                               ======    ======    =====


DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes (credit) for 1993 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1993 are as follows:


                               DEFERRED TAX        DEFERRED TAX
(IN THOUSANDS)                    ASSETS            LIABILITIES
-------------                  -------------       ------------
Product enhancements             $ 1,532               $ --
Deferred rent                         --                136
Reserves                              --                741
NOL not utilized                   2,459                 --
Tax credits not utilized           1,191                 --
                                 -------               ----
                                   5,182                877
Valuation allowance               (4,329)                --


Total deferred taxes             $   853               $877
                                 =======               ====

As of March 31, 1993, the Company had investment and business tax credit carryovers of $161,395 and $1,029,340, respectively for both financial statement and federal income tax purposes. In addition, the Company has net operating losses available for offset against future taxable income as follows (in thousands):


                                                                    PRIMARY STATE
                                        FEDERAL                    TAXING AUTHORITY
                               -----------------------    -------------------------
                                           ALTERNATIVE                ALTERNATIVE
                               REGULAR       MINIMUM      REGULAR       MINIMUM
                                 TAX           TAX          TAX           TAX
                               -------     -----------    -------     ----------
Financial statement purposes   $ 7,039        $6,507       $1,320        $2,912
Income tax purposes            $12,078        $8,776       $2,960        $3,557


In addition, the Company received net operating loss carryforwards in the acquisition of Redshaw of $3,220,136 for regular tax and $3,102,634 for alternative minimum tax. The Company received net operating loss carryforwards in the merger of Continental of $1,450,000 for financial statement purposes and $430,000 for federal income tax purposes.

Federal net operating loss carryovers and a substantial portion of investment and other business tax credits will begin to expire after 1997, becoming fully expired by the year 2007 if not offset against future taxable income. As a result of acquisitions discussed in Note 1, the utilization of net operating losses relating to the entities acquired could be limited due to their ownership change. Additionally, the State of California has suspended the use of net operating losses to offset against any income for 1993 and 1994.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Leases - The Company leases office space under non-cancelable operating leases with expiration dates ranging through 1999, with various renewal options. Other operating leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on March 31, 1993, are set forth below (in thousands) as follows:

                             CAPITAL    OPERATING
FISCAL YEAR ENDING            LEASES      LEASES
------------------           -------    ---------
1994                          $ 61       $ 3,148
1995                            61         2,721
1996                            61         2,006
1997                             5         1,424
1998                            --         1,573
Thereafter                      --           519
                              ----       -------
Total minimum lease
 commitments                  $188       $11,391
                                         =======

Less:  amount representing
 interests                     (27)
                              ----

Present value of obligations
 under capital leases          161
Less:   current portion        (47)
                              ----

Long-term obligations
 under capital leases         $114
                              ====


Rental expense covering the Company's office facilities and equipment for the fiscal years 1993, 1992 and 1991 aggregated $2,849,000, $2,413,000 and
$1,635,000, respectively.

Noncompetition Agreements - The Company entered into various noncompetition agreements with the shareholders of McCracken (see Note 1) which expires over a period of 5 to 10 years. These agreements require the Company to make payments totaling $4,700,000 to the McCracken shareholders over six years of which $2,308,000 has been paid to date. Future installments of $664,000 are due on the January 31 anniversary date of the acquisition in 1994 through 1996 and $400,000 in 1997. Noncompetition Agreements entered with the shareholders of other acquisitions require a total of $100,000 to be paid through November, 1995. Commitments related to the noncompetition agreements are amortized and expensed ratably over the life of each agreement.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Agreement - In connection with the acquisition of Redshaw on December 16, 1991, the Company entered into a Service Agreement with Redshaw and its former shareholders to provide certain maintenance and support services for at least two years to users of the Redshaw insurance agency automation systems.

Redshaw, under separate agreements with its customers, receives payments for these services. At the closing of the acquisition, the Company received a non-refundable fee of $1,750,000 for its commitment to provide such services and has been accounted for in connection with the overall purchase of assets and, therefore, has been netted against the consideration in determining the fair value of the acquisition.

Contingencies - The Company is involved in certain legal action and claims arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation and claims will be resolved without a material effect on the Company's future results of operations or its financial position.

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

NOTE 10 - PREFERRED STOCK:

Series A Preferred Stock - During May, 1991, and January, 1993, the Company issued and sold in two private placements 9,945 and 6,632 shares, respectively, of its Series A Preferred stock par value of $.10 per share for a total of $2,249,559 and $1,500,138, respectively. The preferred stock is convertible by its holders at $4.35 per share into 862,000 shares of common stock of the Company not earlier than two years subsequent to it issuance and automatically converts to common stock three years after it issuance. The preferred stock includes voting rights equivalent to the number of common shares into which the preferred stock is convertible; certain registration rights on the common stock into which the preferred stock is converted; and certain antidilution covenants. No dividends are required under the preferred stock agreement. Issuance costs related to the sales of preferred stock totaled $35,000 in May, 1991, and $12,000 in January, 1993.

Series B Preferred Stock - In connection with the acquisition of Redshaw on December 16, 1991, 31,950 shares of the Company's Series B Preferred stock were issued to shareholders of Redshaw. In September, 1992, the Company's subordinated convertible debentures were converted into 30,000 shares of the Company's Series B Preferred stock. The 61,950 shares of Series B Preferred stock become convertible into common stock at the option of the holder after December 12, 1994, and automatically converts into common stock on December 13, 1995. The number of share of common stock issuable on conversion of each share of Series B Preferred stock is determined by dividing $100 by the average daily closing price of the common stock for the 30 trading days prior to conversion; however, not less that $6 per share. The maximum number of shares of common stock issuable on conversion of the Series B Preferred stock will be 1,032,50 shares on December 6, 1994, (subject to antidilution adjustments), using the closing trading value on March 31, 1993, and 1992, of 7 1/4 and 6 7/8, respectively, the 61,950 shares of Series B Preferred stock would be converted into 780,983 and 776,997 common shares on March 31, 1993, and

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1992, respectively. The Series B Preferred stock has no voting rights except as mandated by Delaware law and except that approval of the holders of more than 66 2/3 percent of the shares of Series B Preferred stock is required for certain amendments to the Company's Certificate of Incorporation, reclassifications, reacquisitions of junior shares and increases in the authorized number of shares of Series B Preferred stock.

The Series B Preferred stock ranks on a parity with the Company's already outstanding series A Preferred stock and is senior to its common stock. In the case of a liquidation, dissolution or winding up of the Company prior to December 16, 1994, the Series B Preferred stock is entitled to an annual dividend of $5.085 per share. Such dividends would accrue from the date of the original issuance and would be payable in cash. In the case of a liquidation, dissolution, winding up, exercise of conversion rights or redemption of Series B Preferred stock, all occurring subsequent to December 16, 1994, such dividends would be cumulative from December 16, 1994, and would be payable in common stock based on the average daily closing price for the common stock for the 30 trading days prior to such event.


The Series B Preferred stock may be redeemed at the Company's option prior to December 16, 1994, by payment in cash of a redemption price equal to $84.745 per share plus dividends accrued from the date of issuance, and may be redeemed thereafter by payment of a redemption price of $100 in cash per share plus dividends accrued from that date and payable in common stock.


Contingent Issuance of Common Stock - The 282,646 shares of common stock issued to a Redshaw shareholder in connection with the acquisition of Redshaw on December 16, 1991 is subject to upward or downward adjustment depending on the average market price of the stock for a test period following the effective date of a registration statement which the Company intends to file under the Securities Act of 1933 with respect to such shares.
The adjusted number will not be more than 333,333 or less than 250,000 shares.

NOTE 11 - COMMON STOCKHOLDERS' EQUITY:

Stock Options - The Company has a stock incentive plan which provides for the granting of 1,750,000 stock options and stock appreciation rights to officers, directors and employees.
Options granted under the program may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments maturing on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 648,000 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the Company's stock option is as follows:

                                             WITHIN PLAN          OUTSIDE PLAN
                                         -------------------   --------------------
                                         SHARES                SHARES
                                          UNDER     OPTION      UNDER      OPTION
                                         OPTION     PRICES      OPTION     PRICES
                                        --------   ---------   --------   ---------
Balance, March 31, 1990                  482,488   2.50-5.75    183,167   2.50-7.50
Granted                                  287,750   5.75-6.25    100,000   5.75-6.25
Exercised                                (39,775)  2.50-5.75     (5,000)       2.50
Canceled                                 (54,525)  2.50-5.75    (15,004)  5.75-7.50
                                        --------   ---------   --------   ---------
Balance, March 31, 1991                  675,938   2.50-6.25    263,163   2.50-7.50
Granted                                  337,083   6.75-7.00    240,000        6.78
Exercised                               (114,302)  2.50-5.75         --          --
Canceled                                 (64,100)  2.50-6.75   (129,996)  2.50-7.50
                                        --------   ---------   --------   ---------
Balance, March 31, 1992                  834,619   2.50-7.00    373,167   2.50-6.78
Granted                                  248,700   6.00-6.75    259,000   5.75-7.25
Exercised                               (106,186)  2.50-6.75   (125,389)       2.50
Canceled                                (188,950)  5.75-7.00         --          --
                                        --------   ---------   --------   ---------
Balance, March 31, 1993                  788,183   2.50-6.88    506,778   2.50-7.38
                                        ========   =========   ========   =========
Exercisable at March 31, 1993            403,778   2.50-6.88    151,108   2.50-7.38
                                        ========   =========   ========   =========
Available for grant at March 31, 1993    343,981          --     25,000          --
                                        ========   =========   ========   =========


Stock Purchase Plan - In July 1989, the Company established a stock purchase plan for eligible employees. Employees may subscribe up to 10 percent of their compensation to purchase the Company's common stock at the lower of 85 percent of the fair market value at the date of grant or 85 percent of the fair market value six months after the date of grant. Shares subscribed to must be exercised one year after the date of grant or are canceled. The Company has reserved 200,000 share of common stock for the plan. On July 31, 1992, 22,957 shares were exercised. New subscriptions were granted by the Company to eligible employees on August 2, 1992 totaling 59,072 shares. These shares are due to be exercised on July 31, 1993.

Stock Warrants - In connection with the Delphi/CIGNA Agreement (see Note 12), CIGNA received a warrant to acquire up to 250,000 shares of the Company's common stock for $7.50 per share, subject to adjustment, prior to expiration of the warrant on January 31, 1996. The number of shares that may be

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchased upon exercise of the warrant, was made directly proportional to achievement of the aggregate annual sales commitment. The Company assigned a value of $200,000 to these warrants which is being amortized to cost of sales in proportion to sales under the agreement. As of March 31, 1993, warrants for approximately 190,000 shares were exercisable.

In connection with its line of credit agreement with its bank in May, 1992, the company agreed to issue warrants to the bank to purchase up to 75,000 shares of the Company's common stock over a five year term at the fair market value of the common stock on the date of grant of $6.75 per share.

NOTE 12 - MAJOR CUSTOMERS:

The Company had revenues of $4,500,000 from one customer in fiscal 1992 which represented 11% of total revenues in that year. No individual customer represented more than 10% of total revenues in either fiscal 1993 or 1991 (except as further explained below). In June, 1988, the CIGNA Property and Casualty Agency Division ("CIGNA") of the CIGNA Property and Casualty Insurance Group of the Insurance Company of North America and Delphi signed a Marketing Agreement under which Delphi was to deliver full-function agency automation systems to target CIGNA agents and brokers. The Agreement, amended in June 1990, provided for a fund, financed and administered by CIGNA to subsidize the purchase of Delphi systems by CIGNA agents. No funds remained available at the end of fiscal 1992 to further subsidize agencies. Revenues from sales to CIGNA and to agencies whose systems were subsidized either partially or in total by CIGNA represented less than 10 percent of revenues in fiscal 1992. In fiscal 1991, revenues from CIGNA agencies amounted to $6,165,000 or 23 percent of total revenues.

NOTE 13 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the fiscal years ending March 31, 1993, 1992 and 1991, the Company did not make any contributions to the plan.