Form 10-K/A
period 1995-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1995-09-11
CIK 814549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-K / A-1

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended March 31, 1994
                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _______________ to _______________

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


                                 TITLE OF EACH CLASS
                     Common Stock, par value $0.10 per share

                    NAME OF EACH EXCHANGE OF WHICH REGISTERED
                                    NASDAQ NMS

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

As of June 15, 1994, the number of shares of Common Stock outstanding was 7,036,410. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $24,627,435.

                      Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement relating to its 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS, MANAGEMENT CHANGES AND REPOSITIONING

The Company has pursued an acquisition strategy beginning late in fiscal 1991 to strengthen its market position and increase its growth opportunities. In January 1991, the Company acquired McCracken Computer Inc. ("McCracken"), a privately held company, and in December 1991, the Company acquired Redshaw, Inc. ("Redshaw") from the Hartford Fire Insurance Company and other insurance companies. Both McCracken and Redshaw were former competitors of the Company providing proprietary software and automation systems to independent insurance agencies and brokerages.

In March 1993, the Company acquired Continental Systems, Inc. ("Continental") a company providing rating service products which help property and casualty insurance carriers, agencies and brokerages to rate and price insurance policies for their customers. In late fiscal 1993, the Company also acquired Compusult, Inc., Project Software Services, Inc. and Specialty Program Services, Inc., three smaller companies which provide services to the Redshaw customers. In December 1993, the Company acquired Insurnet, Inc. ("Insurnet") and Mountain Systems International ("Mountain States"). The Company's acquisitions reflect the consolidation occurring among vendors in the independent agency automation market. Revenues have grown from $28.5 million in 1991 to $53.6 million in 1994.

The acquisitions have significantly increased the size of the Company. All of the acquisitions except Continental were accounted for as purchases and their operating results have been reported with those of the Company since the acquisition dates. The acquisition of Continental has been accounted for as a pooling of interests and as a result, the historical financial statements of the Company have been restated to include the historical results of Continental. During fiscal 1993 and 1992 Continental reported revenues of $2.8 and $2.2 million, respectively.

During December 1991, the Company appointed a new Chief Executive Officer and President and began to recruit various new management personnel. During the fourth quarter of fiscal 1992 as a result of management's evaluation of the Company's position with respect to future business strategy and the assimilations of Redshaw and McCracken, the Company decided to consolidate and reposition its operations and products. The Company charged $7,961,000 to earnings in 1992 related to its consolidation and repositioning. This included $6,504,000 related to the non-cash write down of intangible assets to net expected realizable values and $1,457,000 associated with reductions and changes in workforce and discontinued facilities.

The Company's market and sales focus shifted as a result of the acquisition of Mountain States and its products. As a result, in the quarter ended December 31, 1993 the Company incurred a restructuring charge of $4,206,000. This charge was primarily attributable to a write down of $1,878,000 for capitalized software, $1,627,000 for excess lease commitments, $251,000 for severance, and $450,000 for other items, primarily due to the acquisitions of Mountain States and Insurnet. The write down of capitalized software is intended to reflect the decreased value of such software in light of this product acquisition. The charge for excess lease commitments reflects the Company's diminished need for leased facilities as a result of downsizing the Company's operations. The charge for severance is primarily due to headcount reductions to eliminate redundancies. In the fourth quarter of fiscal 1994, the Company incurred an additional restructuring charge of $2,284,000. In connection with the restructuring strategy, the Company considered ways to further address excess lease commitments, including subletting one of the Company's entire facilities. See Note 3 of Notes to Consolidated Financial Statements of the Company.

MARKET

While the Company has increased its market share through acquisitions, fiscal 1993 and fiscal 1994 were a difficult market for the independent agencies as a down cycle in the property and casualty insurance industry has continued. The soft property and casualty insurance market is evidenced by minimal or no increases in property and casualty insurance premiums, which has eroded the profits and equity of the Company's insurance agency and brokerage customers who receive commissions on insurance premiums. Historically, the property and casualty industry, often independently of the general economy, goes through up cycles when insurance premiums are strong and down cycles when insurance premiums remain flat or decline. The cycle is a function of the insurance carriers' reserves for their insured customer losses, the related reserve portfolio performance, competitive strategies and other business issues. The most recent down cycle has been particularly long compared to historical soft markets. The Company cannot predict if or when the soft market conditions will change.

RESULTS OF OPERATIONS

The table on the following page sets forth, for the fiscal periods indicated, the percentage of revenues represented by each item reflected in the Company's consolidated statements of operations, and the percentage increase (decrease) in each item of revenue, cost and expense from the prior fiscal period.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                                                        Year to Year Percentage
                                                                                                           Increase(Decrease)
                                                                                                        --------------------------
                                                                       Percentage of Revenues           Fiscal 1994    Fiscal 1993
                                                                         Year Ended March 31,            versus         versus
                                                                         --------------------
                                                                      1994      1993      1992          Fiscal 1993    Fiscal 1992
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Systems                                                          49.4%     50.5%     57.4%               1.6%           1.9%
     Services                                                         50.6%     49.5%     42.6%               6.1%          34.3%
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                             100.0%    100.0%    100.0%               3.9%          15.7%

COSTS OF REVENUES:
     Systems                                                          35.2%     33.3%     39.4%               9.7%         (2.1)%
     Services                                                         31.5%     29.6%     26.7%              10.8%          28.0%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL COST OF REVENUES                                           66.7%     62.9%     66.1%              10.2%          10.1%
-----------------------------------------------------------------------------------------------------------------------------------
          GROSS MARGIN                                                33.3%     37.1%     33.9%             (6.8)%          26.7%
OPERATING EXPENSES:
     Product development                                               7.4%      6.9%      7.2%              11.0%          10.2%
     Sales & marketing                                                14.7%     15.3%     16.7%              (.5)%           6.3%
     General and administrative                                       11.7%     10.9%      9.1%              11.4%          38.8%
     Amortization of goodwill,
       customer lists, & non-
       compete agreements                                              2.6%      2.2%      2.5%              28.9%         (0.7)%
     Consolidation, repositioning &,
          restructuring charges                                       12.1%        --     17.8%                  *              *
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                                    48.5%     35.3%     53.3%              30.3%        (23.5)%
-----------------------------------------------------------------------------------------------------------------------------------

          OPERATING INCOME (LOSS)                                   (15.2)%     1.8%    (19.5)%                  *              *

     Interest expense                                                  1.2%     0.7%       1.1%              70.5%        (23.7)%
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (16.4)%     1.1%    (20.6)%                  *              *


Income tax provision (benefit)                                          .2%     0.1%     (0.3)%                  *              *

NET INCOME (LOSS)                                                   (16.6)%     1.0%    (20.3)%                  *              *
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


*PERCENTAGES HAVE BEEN INTENTIONALLY OMITTED BECAUSE SUCH PERCENTAGES ARE NOT
 MEANINGFUL.

REVENUES. The Company's revenues are derived from two sources, systems agreements and service fees. Systems agreements with the Company's customers bundle the Company's proprietary software with the computer hardware and software of third parties. Service fees include fees for maintenance, training and consulting services related to the Company's proprietary software. The Company's revenue recognition policies comply with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1.

Revenues increased 4% in fiscal 1994 and 16% in fiscal 1993. The increase in 1994 was due to the acquisitions of Mountain States and Insurnet, both in December 1993. The increase in 1993 was substantially a result of the acquisitions of Redshaw in December 1991 and McCracken in January 1991. The acquisitions of Compusult, Inc., Project Services, Inc. and Specialty Programming Services, Inc. late in fiscal 1993 also contributed to the increased revenues in fiscal 1993. Systems revenues increased in fiscal 1994 and 1993 as a result of the acquisitions. Service revenues increased in fiscal 1994 and 1993 as a result of an expanded number of customers receiving maintenance, consulting and training services along with selected increased pricing of such services. The Company's expanded customer list is substantially a result of the acquisitions, along with new customer sales.

COSTS OF SYSTEMS REVENUES. Costs of systems revenues include costs of computer hardware and third party software along with costs associated with the purchase and installation of hardware and software products and the amortization of capitalized software development costs. Costs of systems revenues, as a percentage of revenues, were 35.2%, 33.3% and 39.4% in fiscal 1994, 1993 and 1992, respectively. Changes in the percentage of costs of systems as a percentage of revenues are primarily a result of a changing mix of products sold by the Company related significantly to the acquisitions over the last several fiscal years. The Company believes that costs of systems revenues are increasing as a percentage of sales due to competitive pricing pressures on hardware.

COSTS OF SERVICE REVENUES. Costs of service revenues include costs associated with maintenance, consulting and training services along with payments made to third party hardware maintenance vendors. Costs of service revenues as a percentage of revenues were 31.5%, 29.6% and 26.7%, respectively in fiscal 1994, 1993 and 1992. Changes in the percentage of costs of service revenues as a percentage of revenues reflect increased costs of servicing customer maintenance and increased costs of delivering customer training.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses as a percentage of revenues dropped to 14.7% in fiscal 1994 from 15.3% in 1993 and 16.7% in 1992. The improvements reflect overhead cost reduction programs associated with the consolidation of the McCracken and Redshaw acquisitions and reduced commission expense due to the decline of systems revenues as a percentage of total revenues from 57.4% in fiscal 1992 to 49.4% in 1994.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses, net of capitalized software costs, were $3,948,000 in fiscal 1994, $3,558,000 in fiscal 1993, and $3,229,000 in fiscal 1992. The increases were primarily due to increased spending levels. Expressed as a percentage of revenues, such expenses were 7.4% in fiscal 1994, 6.9% in 1993 and 7.2% in 1992. Product development expenditures prior to the capitalization of software were $6,251,000, $5,634,000 and $4,963,000, respectively, in fiscal 1994, 1993 and 1992.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 11.7%, 10.9%, and 9.1% of revenues in fiscal years 1994, 1993 and 1992, respectively. The increased expressed as a percentage of revenues in fiscal 1994 is primarily the result of personnel additions, including the full year effect of 1993 additions noted below, and various one-time expenditures incurred in the first quarter of fiscal 1994 to help improve operating efficiencies and reduce the cost structure of the Company. The increase as a percent of revenues in fiscal 1993 is attributed substantially to the recruiting and hiring of a new management team as noted under "Acquisitions, Management Changes and Repositioning" above and costs related to the Company's acquisition and business development activities.

AMORTIZATION OF GOODWILL AND NON-COMPETE AGREEMENTS. Goodwill and Non-compete agreements are costs from the acquisitions of Insurnet in December 1993, Mountain States in December 1993, McCracken in January 1991, Redshaw in December
1991 and other smaller acquisitions late in fiscal 1993.   The increase in
fiscal 1994 is attributable to the Insurnet and Mountain States acquisitions in December 1993. The decrease in fiscal 1993 is attributed to the write down of goodwill in the Company's consolidation and repositioning during fiscal 1992, offset somewhat by amortization related to the acquisitions in fiscal 1993. The Company follows a policy of continual evaluation of the carrying value of its intangible assets. See Note 2 of Notes to Consolidate Financial Statements of the Company.

INTEREST EXPENSE. The Company had interest expense of $641,000 in fiscal 1994 compared to $376,000 in fiscal 1993 and $493,000 in fiscal 1992. The increase in fiscal 1994 is due to increased average borrowings at higher rates than the prior fiscal year. The decrease in fiscal 1993 was due to lower average outstanding borrowings and lower interest rates.

During the second quarter of fiscal 1994, the Company borrowed $1,000,000 from IAI Venture Capital Group (now known as Coral Group, Inc.) and $550,000 from a group of lenders through the Sand Hill Financial Company. Both borrowings were for a term of up to 90 days at an interest rate of 2% per month. Yuval Almog, Chairman of the Company's Board of Directors, is Managing Partner of Coral Group. Donald L. Lucas, a member of the Board of Directors of the

Company, is a general partner of Sand Hill Financial Company. These borrowings and the related interest thereon were converted into the Company's Series C Preferred Stock on December 23, 1993, as noted below.


The Company has a $5,000,000 line of credit agreement with a bank of which $3,786,000 was outstanding at March 31, 1994, and expires July 5, 1994.



On June 8, 1994, the bank notified the Company that the line of credit agreement was not going to be renewed. The bank extended the Company's borrowing ability, on a demand loan basis, for a term of 90 days from the line's scheduled expiration date of July 5, 1994. Subsequently, the bank has expressed it intent to extend the Company's line of credit until February, 1995. The bank's current proposal involves a higher rate of interest, a lower advance rate and an additional warrant to purchase common stock. That warrant, however, would terminate if the loan is fully repaid in February. The Company currently is in the process of discussing these terms with the bank.



The Company is currently pursuing alternative lending sources to replace the line of credit. While management believes that the Company will ultimately be successful in replacing the existing line of credit, there can be no assurances that this will occur, or that the Company will have sufficient cash in the near-term should the Company not be successful in replacing the existing line of credit. Should it be necessary, the Company would explore the possibility of raising additional equity. However, since most of the Company's outstanding convertible securities provide for the adjustment of their conversion rates to the lowest prices at which the Company issues or commits to issue common stock, any issuance of additional equity securities would have a substantial dilutive effect upon the current shareholders.



The line, as extended on June 8, 1993, carried an interest rate at the bank's prime lending rate plus 2 percent (which adjusts downward to 1 percent as the Company meets certain financial objectives). Effective August 16, 1993, the interest rate was increased to the bank's prime lending rate plus 3 percent. Permitted borrowings under the line vary as a function of qualified accounts receivable and are collateralized by substantially all of the Company's assets.


INCOME TAX PROVISION (BENEFIT). At the end of fiscal 1992, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 109-Accounting for Income Taxes. There was no material effect to the Company upon adoption of SFAS No. 109. The effective tax rates under SFAS No. 109 for fiscal years 1994, 1993 and 1992 were 1.4%, 7.0% and (1.2)%, respectively. Lower than statutory effective tax rates and tax benefits are due to the operating losses in fiscal years 1994 and 1992, and in 1993 were substantially a result of the benefits from net operating losses in prior years offsetting operating income for federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES. Working capital was a negative $4,966,000 at March 31, 1994 compared to a negative $2,448,000 at March 31, 1993. Working capital decreased during fiscal 1994 primarily due to an increase in accounts payable and accrued liabilities as a result of liabilities acquired in and resulting from the acquisitions of Mountain States and Insurnet.

Working capital decreased during fiscal 1993 substantially as a result of the reclassification of the Company's line of credit from long term to short term pursuant to the scheduled maturity of the loans outstanding under the credit agreement. Excluding the reclassification of the line of credit, net working capital increased $1,496,000 during fiscal 1993, reflecting profitability plus non-cash expense items and reduced inventories.

A major component of the Company's negative net working capital position is a result of deferred revenues of $5,944,000 at March 31, 1994 substantially representing prepaid maintenance fees from its customers which are recognized as revenue ratably over the maintenance agreement terms. Since this liability is satisfied through normal on-going operations of the Company's service organization and does not require a payment to a third party, the Company's bank does not view deferred revenue a liability in the calculation of financial covenants under the Company's line of credit.

Net cash provided by operating activities was $288,000, $867,000, and $634,000 for fiscal years ended in 1994, 1993 and 1992, respectively. Although the Company reported a net loss in fiscal years 1994 and 1992, cash provided by operating activities was positive because a substantial portion of the loss was related to non-cash items including the write-off of goodwill and capitalized software.

Cash used in investing activities was $4,362,000, $3,827,000 and $2,287,000 for the fiscal years ended 1994, 1993 and 1992. Expenditures for capitalized software development and capital goods have increased in gross spending amounts each year as a result of the acquisitions, but remained similar as a percentage of revenues.

Cash from financing activities reflects the Company's borrowing and payment activities on its line of credit, proceeds from the exercise of options under the Company's various stock option plans and the issuance of preferred stock.
In fiscal 1994, the Company raised $3,443,000 through the issuance of its Series C Preferred Stock and $1,375,000 through the issuance of Convertible Promissory Notes. In fiscal 1992, the Company raised $2,215,000 from the issuance of its Series A Preferred Stock and in January 1993, the Company raised $1,488,000 in net proceeds from the issuance of additional shares of its Series A Preferred Stock. On August 20, 1992, pursuant to authorization by stockholders, the Company's $3,000,000 face amount of subordinated notes issued in the acquisition of Redshaw were converted into 30,000 shares of Series B Preferred Stock. See
Note 10 of Notes to Consolidated Financial Statements of the Company.

The Company has a line of credit with a bank totaling $5 million which expires on July 5, 1994. Permitted borrowings under the line of credit vary as a percentage of qualified accounts receivable. At March 31, 1994, the Company had borrowed $3,786,000 on its line of credit compared to $3,114,000 on March 31, 1993. The credit agreement requires that the Company maintain certain minimum financial ratios. It also restricts certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends. The interest rate on the line of credit is prime plus 3%, adjusting downward to prime plus 1% as the Company meets certain financial objectives. At March 31, 1994, $1,179,000 remained available for borrowing under the line of credit.

As of March 31, 1994, the Company was in default under this credit agreement due to noncompliance with certain financial covenants. The bank, however, while reserving its rights under the credit agreement to exercise its remedies at any time, has agreed to forbear exercising such remedies and has agreed to continue to permit the Company access to its credit facility.

One June 8, 1994, the bank notified the Company that the line of credit agreement will not be renewed. The bank will extend the Company's borrowing ability for a term of ninety days from the lines' scheduled expiration date of July 5, 1994, due on demand. The bank has expressed a willingness to work with the Company if alternative financing sources have not been obtained within the ninety days timeframe, although there can be no assurances that this will occur.

The Company is operating according to a plan under which management believes that the Company will achieve profitability and positive cash flow from operations in fiscal 1995. The plan requires continued access to a credit facility similar to the one the Company currently has in place, or alternative sources of capital. Because of the bank's notification that the credit agreement will not be renewed, the Company is currently pursuing alternative sources of capital to replace the line of credit. These alternative sources may include an additional credit agreement and/or issuance of additional debt or equity. While management believes that the Company will be successful in raising the required additional capital, there can be no assurances that this will occur, or that the Company will have sufficient cash in the near-term should the Company not be successful in raising the required additional capital.

The Company believes that cash flows from its operations, along with borrowings on its line of credit are sufficient to meet its current liabilities as they become due along with meeting the Company's working capital and capital expenditure requirements for at least the next fiscal year. The Company further believes that a return to profitability would strengthen the Company's liquidity position and, to that end, the Company has pursued various programs to enhance profitability including incurring approximately $800,000 in one time nonrecurring expenses in the first quarter of fiscal 1994 to improve operating efficiencies and reduce the cost structure of the Company. Further, the Company is pursuing the expansion of its product offerings to its large customer base and to a new market, the insurance carriers, thus attempting to leverage the Company's cost of sales to create greater profitability. The Company does not have any material commitments for capital expenditures.

MARKET INFORMATION

The principal market for the Company's common stock (NASDAQ Symbol DLPH) is the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). As of June 3, 1994, there were 185 shareholders of record.

The Company has not paid dividends on its common stock to date. There are no plans in the near future to do so.

The following table sets forth the high and low bid prices for common stock for each calendar quarter in the two-year period ending March 31, 1994.



               FISCAL 1993         HIGH      LOW
               ---------------------------------
               First Quarter       $7.50     $6.75
               Second Quarter       7.25      6.00
               Third Quarter        6.50      5.75
               Fourth Quarter       7.75      6.13


               FISCAL 1994         HIGH      LOW
               ---------------------------------
               First Quarter       $7.25     $5.13
               Second Quarter       6.00      4.88
               Third Quarter        6.00      4.75
               Fourth Quarter       5.00      3.50


Item 8.  Financial Statements and Schedules.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


ASSETS
March 31                                                              1994                1995
-------------------------------------------------------------------------------------------------
CURRENT ASSET:
Cash                                                                 $1,657              $1,141
Accounts receivable, less allowances of
   $1,000 (1994) and $735 (1993)                                      9,702               8,273
Inventories                                                           1,008                 849
Prepaid expenses and other assets                                     1,781               2,001
-------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                              14,148              12,264
Property and equipment, net                                           4,484               3,600
Software development costs, net                                       3,951               4,506
Goodwill and customer lists, net                                      5,914               2,961
Purchased software                                                    2,693                 327
Other assets                                                            757               1,077
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $31,947             $24,735
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                        $4,029              $3,574
Accounts payable and accrued liabilities                              7,652               4,470
Accrued payroll and related                                           1,489               1,276
Deferred revenue                                                      5,944               5,392
-------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                         19,114              14,712
Convertible promissory notes                                          1,375                  --
Subordinated notes payable                                            2,750                  --
Excess lease liability                                                2,083                  --
Other liabilities                                                       394                 296
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    25,716              15,008
-------------------------------------------------------------------------------------------------
Commitments and contingencies: (Note 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value,
     2,000,000 shares authorized,
     Series A, 16,577 (1994) and 16,577 (1993)
       shares issued and outstanding                                  3,703               3,703
     Series B, 61,950 (1994) and 61,950 (1993)
       shares issued and outstanding                                  5,250               5,250
     Series C, 36,268 (1994)
       shares issued and outstanding                                  3,570                  --
   Common stock, $.10 par value:
     Non-designated, 12,000,000 shares authorized
     7,011,415 (1994) and 6,528,369 (1993)
     issued and outstanding                                             701                 653
   Additional paid-in capital                                        14,085              12,333

   Accumulated deficit                                             (21,213)            (12,291)
   Cumulative foreign currency translation adjustment                   135                  79
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            6,231               9,727
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $31,947             $24,735
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Year Ended March 31,                               1994                1993                1992
-------------------------------------------------------------------------------------------------

REVENUES:
   Systems                                      $26,485             $26,057             $25,581
   Services                                      27,120              25,550              19,024
-------------------------------------------------------------------------------------------------
     TOTAL REVENUES                              53,605              51,607              44,605

COSTS OF REVENUES:
   Systems                                       18,862              17,201              17,570
   Services                                      16,906              15,265              11,930
-------------------------------------------------------------------------------------------------
     TOTAL COST OF REVENUES                      35,768              32,466              29,500
-------------------------------------------------------------------------------------------------
     GROSS MARGIN                                17,837              19,141              15,105

OPERATING EXPENSES:
   Product development                            3,948               3,558               3,229
   Sales & marketing                              7,873               7,909               7,439
   General & administrative                       6,273               5,630               4,055
   Amortization of goodwill, customer
     lists & non-compete agreements               1,413               1,097               1,105
   Consolidation, repositioning and
     restructuring charges                        6,490                  --               7,961
-------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                    25,997              18,194              23,789
-------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                    (8,160)                 947             (8,684)

INTEREST EXPENSE                                    641                 376                 493
-------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES               (8,801)                 571             (9,177)
INCOME TAX PROVISION (BENEFIT)                      121                  40               (113)
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                              $(8,922)                $531            $(9,064)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE              $(1.34)               $0.07             $(1.53)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Weighted average common shares and
   common share equivalents outstanding           6,672               7,897               5,922
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                Consolidated Statements of Stockholders' Equity
                 (In thousands, except for shares outstanding)


                                                                     PREFERRED STOCK
                                               ----------------------------------------------------------
                                                    SERIES A:           SERIES B:           SERIES C:
                                                 SHARES   AMOUNT     SHARES   AMOUNT     SHARES   AMOUNT
---------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1991                              --     $  --        --     $  --        --     $  --
---------------------------------------------------------------------------------------------------------
Net loss                                             --        --        --        --        --        --
Exercise of stock options                            --        --        --        --        --        --
Exercise of employee stock
   purchase plan                                     --        --        --        --        --        --
Issuance of common stock
   in conjunction with the
   Redshaw acquisition                               --        --        --        --        --        --

Issuance of Series A Preferred
   Stock                                          9,945     2,215        --        --        --        --
Issurance of Series B Preferred
   Stock at redemption value
   in connection with the
   Redshaw acquisition                               --        --    31,950     2,708        --        --
Redshaw purchase price allo-
   cation adjustment required
   to carry the Series B
   Preferred stock and
   subordinated convertible
   debentures at fair market
   value                                             --        --        --        --        --        --
Amortization of warrants                             --        --        --        --        --        --
Translation adjustment                               --        --        --        --        --        --
---------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1992                           9,945     2,215    31,950     2,708        --        --
---------------------------------------------------------------------------------------------------------
Net income                                           --        --        --        --        --        --
Exercise of stock options                            --        --        --        --        --        --
Exercise of employee stock
   purchase plan                                     --        --        --        --        --        --
Issuance of common stock
   in conjunction with the
   acquisitions of Compusult, Inc.
   Project Software Services, Inc.,
   and Specialty Programs
   Services, Inc.                                    --        --        --        --        --        --
Issuance of Series A Preferred
   stock                                          6,632     1,488        --        --        --        --
Issuance of Series B Preferred
   stock due to the conversion of
   subordinated debentures                           --        --    30,000     2,542        --        --
Translation adjustment                               --        --        --        --        --        --
---------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1993                           16,577     3,703    61,950     5,250        --        --
---------------------------------------------------------------------------------------------------------
Net loss                                             --        --        --        --        --        --
Redshaw acquisition adjustment
Exercise of stock options                            --        --        --        --        --        --
Exercise of employee stock
   purchase plan                                     --        --        --        --        --        --
Issuance of common stock
   in conjunction with the
   acquisitions of Mountain
   Systems International, Inc.
   and Insurnet, Inc.                                --        --        --        --        --        --
Issuance of Series C
   Preferred Stock                                   --        --        --        --    36,268     3,570
Translation adjustment                               --        --        --        --        --        --
---------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1994                           16,577    $3,703    61,950    $5,250    36,268    $3,570
---------------------------------------------------------------------------------------------------------




                                                        COMMON STOCK         ADDITIONAL                     FOREIGN
                                                    --------------------
                                                                               PAID-IN      ACCUMULATED   TRANSLATION
                                                      SHARES    AMOUNT         CAPITAL        DEFICIT      ADJUSTMENT
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1991                              5,729,916      $574        $11,484        ($3,758)         $  --
---------------------------------------------------------------------------------------------------------------------
Net loss                                                    --        --             --         (9,064)            --
Exercise of stock options                              114,302        12            378             --             --
Exercise of employee stock
   purchase plan                                        33,751         3            169             --             --
Issuance of common stock
   in conjunction with the
   Redshaw acquisition                                 282,646        28          1,872             --             --
Issuance of Series A Preferred
   Stock                                                    --        --             --             --             --
Issurance of Series B Preferred
   Stock at redemption value
   in connection with the
   Redshaw acquisition                                      --        --             --             --             --
Redshaw purchase price allo-
   cation adjustment required
   to carry the Series B
   Preferred stock and
   subordinated convertible
   debentures at fair market
   value                                                    --        --         (2,950)            --             --
Amortization of warrants                                    --        --             16             --             --
Translation adjustment                                      --        --             --             --             32
---------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1992                               6,160,615       617         10,969        (12,822)            32
---------------------------------------------------------------------------------------------------------------------
Net income                                                  --        --             --            531             --
Exercise of stock options                              231,575        23            807             --             --
Exercise of employee stock
   purchase plan                                        22,957         2            134             --             --
Issuance of common stock
   in conjunction with the
   acquisitions of Compusult, Inc.
   Project Software Services, Inc.,
   and Specialty Programs
   Services, Inc.                                      113,222        11            423             --             --
Issuance of Series A Preferred
   stock                                                    --        --             --             --             --
Issuance of Series B Preferred
   stock due to the conversion of
   subordinated debentures                                  --        --             --             --             --
Translation adjustment                                      --        --             --             --             47
---------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1993                               6,528,369       653         12,333        (12,291)            79
---------------------------------------------------------------------------------------------------------------------
Net loss                                                    --        --             --         (8,922)            --
Redshaw acquisition adjustment                          50,687         5            236
Exercise of stock options                               17,023         2             54             --             --
Exercise of employee stock
   purchase plan                                           453        --              3             --             --
Issuance of common stock
   in conjunction with the
   acquisitions of Mountain
   Systems International, Inc.
   and Insurnet, Inc.                                  414,883        41          1,459             --             --
Issuance of Series C
   Preferred Stock                                          --        --             --             --             --
Translation adjustment                                      --        --             --             --             56
---------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1994                               7,011,415      $701        $14,085       ($21,213)          $135
---------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


Year Ended March 31                                          1994           1993           1992
-----------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                         $(8,922)          $531        $(9,064)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
Depreciation and amortization                               1,248          1,032            749
Amortization of capitalized software development costs        979          1,002            931
Amortization of goodwill and acquisition costs              1,413          1,097          1,105
Write off of goodwill                                          --             --          5,598
Write off of capitalized software development costs         1,878             --          1,156
Foreign currency translation adjustment                        56             47             32
Loss on disposal of fixed assets                              318             --             --
Other                                                         134             --            (14)
CHANGES IN ASSETS & LIABILITIES NET OF EFFECT OF
   ACQUISITION OF BUSINESSES:
Accounts receivable, net                                      555            484         (1,784)
Inventories                                                   690            955            622
Prepaid expenses and other assets                             (12)          (873)        (1,344)
Goodwill and customer lists                                   (33)           (30)           110
Accounts payable and accrued liabilities                      262         (2,966)         1,322
Accrued payroll and related                                  (141)        (1,581)           821
Deferred income taxes                                          --             --           (185)
Excess Lease liability                                      2,083             --             --
Other liabilities and deferred revenue                       (220)         1,169            579
-----------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities              288            867            634
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of retirements                   (1,435)        (1,361)          (577)
Expenditures for capitalized software development          (2,303)        (2,076)        (1,734)
Purchased software                                           (332)           (98)            --
Cash outlays for acquisitions, net of cash acquired          (292)          (292)            24
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                      (4,362)        (3,827)        (2,287)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                  (8,653)       (10,642)       (14,532)
Borrowings on notes payable                                 8,366         10,895         13,650
Proceeds from exercise of stock options
   and employee stock purchase plan                            59            966            578
Proceeds from issuance of convertible promissory notes      1,375             --             --
Proceeds from issuance of preferred stock                   3,443          1,488          2,215
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                   4,590          2,707          1,911
-----------------------------------------------------------------------------------------------
Net (decrease) increase in cash                               516           (253)           258
Cash at the beginning of year                               1,141          1,394          1,136
-----------------------------------------------------------------------------------------------
Cash at the end of year                                    $1,657         $1,141         $1,394
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                $407           $215           $398
Taxes paid                                                    135             67              4
NON-CASH TRANSACTIONS:
Common stock, preferred stock,
   subordinated convertible debentures
   and notes payable issued for acquisitions               $5,229           $434         $5,250
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Delphi Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1994, and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of March 31, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Chicago, Illinois
June 8, 1994

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

On December 16, 1991, the Company acquired all of the outstanding stock of Redshaw, Inc. ("Redshaw") for consideration of $3,750,000 in cash less $1,750,000 cash paid to Delphi related to a service agreement, 282,646 shares of the Company's common stock, 31,950 shares of Series B Preferred Stock and $3,000,000 principal amount, $2,542,000 carrying value of subordinated convertible notes of the Company due December 12, 1994. The notes were converted into 30,000 shares of the Company's Series B Preferred Stock in September 1992 (see Notes 9 and 10). An additional 50,687 shares were issued on November 19, 1993, as an adjustment of the purchase price (see Note 11).

Redshaw, similar to the Company, provides computer automation systems and services to independent property and casualty insurance agencies and brokerages. This acquisition has been accounted for as a purchase. Accordingly, the results of Redshaw have been recorded in the financial statements commencing on December 17, 1991. The Redshaw transaction was valued at $6,200,000 including an assigned fair value of $4,200,000 for common stock, Series B Preferred Stock, and subordinated convertible debt issued in the transaction. The excess of the cost of the acquisition over the net fair value of identifiable assets and liabilities totaled $3,568,000. The Company assigned $879,000 of the value to customer lists to be amortized on a straight-line basis over ten years. The remaining amount was charged to earnings as part of a consolidation and repositioning of the Company (see Note 3).

Proforma revenues, net loss and loss per share of the Company for the year ended March 31, 1992 are presented as though the Redshaw operations had been combined with the Company at the beginning of the period. The proforma results do not reflect any changes in operations which may occur as a result of the merger.

Fiscal 1992 proforma revenues, net loss and loss per share are $52,286,000, $7,908,000 and $1.44, respectively.

Proforma loss and loss per share include the amortization of non compete agreements, goodwill and customer lists representing expected annual charges of $832,000 after the write down of these assets in the consolidation and repositioning of the Company (see Note 3). Also included is additional interest expense of $450,000 from bank debt used to fund a portion of the acquisitions.

The Company acquired all of the outstanding stock of Specialty Programs Services, Inc. on December 1, 1992; Compusult, Inc. on December 9, 1992 and substantially all of the assets and business of Project Software Services, Inc. on January 15, 1993 for an aggregate of 113,222 shares which were assigned an aggregate fair value of $434,000. These companies provide service and products to the Redshaw customers. The acquisitions have been accounted for as purchases and the results of their operations have been recorded in the Company's financial statements commencing on their respective dates of acquisition. The excess of the costs of the acquisitions over the net fair value of identifiable assets and liabilities totaled $535,000 and has been recorded as an intangible asset and amortized on a straight line basis over five years.

On March 9, 1993, the Company acquired all of the outstanding stock of Continental Systems, Inc. ("Continental") in exchange for 444,714 shares of the Company's common stock. Continental develops and markets insurance rating software and services for property and casualty insurance carriers and the independent agencies and brokerages in the property and casualty insurance industry. The merger was accounted for as a pooling of interests. Consequently, the historical financial statements of the Company have been so stated to include the historical results of Continental.

Fiscal 1993 revenues for the previously separate companies were $48,790,000 for the Company and $2,817,000 for Continental, and net income was $663,000 for the Company and the net loss for Continental was $132,000.

Fiscal 1992 revenues for the previously separate companies were $42,396,000 for the Company and $2,209,000 for Continental, and the net loss was $8,653,000 for the Company and $411,000 for Continental.

On December 16, 1993, the Company acquired all of the outstanding stock of Mountain Systems International, Inc. ("Mountain States") of Scottsdale, Arizona for consideration of 311,320 shares of the Company's common stock and a note payable of $500,000, which was paid in January, 1994. The 311,320 shares of common stock is subject to potential upward adjustments. In addition, the shareholders of Mountain States have the opportunity to earn additional consideration based upon growth in sales (see Note 11). The acquisition became effective on December 23, 1993.

On December 30, 1993, the Company acquired all of the issued and outstanding capital stock of Insurnet, Inc. ("Insurnet"), a wholly-owned subsidiary of Pacific Insurance Company, in exchange for a $5,000,000 principal amount, $2,750,000 carrying value subordinated note bearing interest at 6%, due June 30, 1996 (see Note 5), 103,563 shares of the Company's common stock, and a non-interest bearing $250,000 principal amount, $237,500 carrying value note, due June 30, 1994. The Agreement also provides that under certain circumstances Pacific Insurance Company may receive no more than 21,437 additional shares of Company common stock or additional subordinated notes (see Note 11).

Mountain States develops and services agency management software that operates in a DOS and Windows-based Local Area Network (LAN) environment. Insurnet provides agency management systems and services to the independent property and casualty insurance industry throughout North America.

Both acquisitions have been accounted for as purchases. Accordingly, the results of Mountain States have been recorded in the financial statements commencing on December 24, 1993, and the results of Insurnet have been recorded in the financial statements commencing on December 31,

1993. The Mountain States transaction was valued at $2,109,000 consisting of an assigned fair value of $1,050,000 for the Company's common stock exchanged in the transaction, a $500,000 note payable and a net liability assumed of $559,000. The excess of the cost of the acquisition over the net fair value of identifiable assets and liabilities assumed at the date of acquisition of $2,109,000 was assigned to the software acquired in the acquisition.

The Insurnet transaction was valued at $3,437,500 including an assigned fair value of $450,000 for common stock issued in the transaction. The excess of the cost of the acquisition over the net fair value of identifiable assets and liabilities totaled $2,863,000 at the date of acquisition and was recorded as goodwill and amortized on a straight-line basis over ten years.

Proforma revenues, net loss and loss per share of the Company for the years ended March 31, 1994 and March 31, 1993 are presented as though the Mountain States and Insurnet operations had been combined with the Company at the beginning of each of these periods. The proforma results do not reflect any changes in operations which may occur as a result of the mergers.

Fiscal 1994 proforma revenues, net loss and loss per share are $64,635,000, $8,827,000 and $1.27, respectively. Fiscal 1994 proforma results include Insurnet and Mountain States results beginning April 1, 1993 through the respective acquisition date combined with the Company's results as of March 31, 1994 which includes Insurnet and Mountain States activity for the period from the respective acquisition date through March 31, 1994. Fiscal 1993 proforma revenues, net loss and loss per share are $66,856,000, $1,522,000 and $0.23, respectively. Fiscal 1993 proforma results consist of Insurnet and Mountain States activity for calendar year 1992 combined with the Company's fiscal year 1993 activity. Proforma loss and loss per share include the amortization of non compete agreements and goodwill representing expected annual charges of $641,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances.

Revenue Recognition - The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1, "Software Revenue Recognition". System revenues consist of revenues earned under software license agreements and revenues from computer hardware purchased by customers of the Company. Revenues are recognized as the related software and hardware products are shipped to the customers. Where partial shipments on an order are made, revenue is recognized at the time of shipment to the customer based upon the ratio of the cost of the partial shipment to the cost of the order. Partial shipments are recognized only in instances in which insignificant obligations on the part of the Company remain. The Company bundles its software with computer hardware in its purchase and license agreement with its customers and, accordingly, cannot separate hardware from software revenues.

Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support. Hardware maintenance provided by third parties, but billed by the Company, is also offered to customers. Maintenance is generally billed to the customers in advance monthly, quarterly or annually and recognized as revenue over the term of the maintenance contract. Other service revenues including training and consulting are recognized as the service is performed. Revenues related to custom programming are recognized based on the percentage of completion method.

Software Development Costs - The Company capitalizes internally generated software development costs in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross product revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The maximum amortization period on a straight-line basis is five years. Capitalized software costs are amortized on a product-by-product basis. Amortization of capitalized software development costs were $979,000, $1,002,000 and $931,000 in fiscal 1994, 1993 and 1992, respectively.

Net software development costs at March 31, 1994 and 1993 consist of the following (in thousands):

                                                1994         1993
-------------------------------------------------------------------
Total software development costs capitalized   $4,252       $6,888
Less accumulated amortization                    (301)      (2,382)
-------------------------------------------------------------------
                                               $3,951       $4,506
===================================================================


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

Goodwill, Acquisition Costs and Customer Lists - Intangible assets relate to the excess of the cost of acquisitions over the net fair value of identifiable assets and liabilities and value assigned to customer lists. These costs are being amortized on a straight-line basis over five to ten years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's sufficiency of operating income and related cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If management's assessment or other facts and circumstances pertaining to the recoverability of intangible assets of a particular business unit were to change, including their estimate of future operating income and related cash flows, the Company would adjust the carrying value of the intangible assets as appropriate. As of March 31, 1994, and 1993, the accumulated amortization was $1,514,000 and $898,000 respectively. Amortization of goodwill, acquisition costs and customer lists was $649,000, $359,000 and $500,000 in fiscal 1994, 1993 and 1992, respectively, which excludes the portion of the goodwill write-off in fiscal 1992 (see Note 3).

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

Other Assets - Other assets consist primarily of purchased software and the long-term portion of non compete agreements as well as miscellaneous long term deposits.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term.

Income Taxes - The Company has adopted the liability method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Business tax credits are accounted for under the flow-through method. When SFAS No. 109 was adopted, at the end of fiscal 1992, there was no significant impact on the balance sheet or statements of operations.

Income (Loss) Per Common Share - Income (loss) per common share for fiscal 1994, 1993 and 1992 are based on the weighted average number of common shares outstanding which includes the dilutive effect of convertible preferred stock, options and warrants in fiscal 1993. The effect of common share equivalents is not included in the loss per common share calculation for fiscal 1994 and 1992 because inclusion would be antidilutive. Primary and fully diluted earnings per share are the same for all periods presented.

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

Reclassification - Certain reclassifications have been made in the prior years' financial statements to conform to the 1994 presentation.


NOTE 3 - CONSOLIDATION, REPOSITIONING AND RESTRUCTURING CHARGES:

In fiscal 1994, as a result of the acquisition of Mountain States and it's products, the Company's market and sales focus shifted. In evaluating the position of the Company, it was determined that it was necessary to write down certain assets to their net realizable value. Therefore, the Company took a charge to earnings of $4,206,000 in the third quarter of fiscal 1994. Capitalized software was written down to reflect the decreased value of such software in light of the acquisition. Additionally, the need for leased facilities diminished as a result of downsizing, resulting in a charge for excess lease commitments as well as headcount reductions. In the fourth quarter of fiscal 1994, the Company incurred an additional charge of $2,284,000. The initial charge reflected the Company's diminished use of its lease capacity in one of its facilities. In connection with its restructuring strategy, the Company considered ways to address such excess capacity, including subletting the entire facility and relocating to a smaller, more cost-effective operation. Based on such consideration and additional information relating to sublease opportunities, management decided to sublease the entire facility. The charge relating to excess facilities was partially reduced by an estimate of future sublease revenue, which is subject to update upon signing of a sublease agreement. Upon finalization of any sublease arrangement, the estimate will be adjusted. This adjustment could be material to the financial statements. The following summarizes the major restructuring costs (in thousands):


Non-cash write down of capitalized software
   development costs                                        $1,878
Reductions and changes in workforce and the
   elimination of facilities                                 3,919
Impairment of asset value due to acquisitions                  628
Other items                                                     65
-------------------------------------------------------------------
                                                            $6,490
===================================================================


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

The following summarizes the major consolidation and repositioning costs (in thousands):


Non-cash write down of intangible assets
  related to the McCracken and Redshaw
  acquisitions                                 $5,598
Non-cash write down of capitalized software
  development costs                               906
Reductions and changes in workforce and the
  elimination of facilities                     1,457
--------------------------------------------------------
                                               $7,961
========================================================


In addition to the above, Continental recorded a non-cash write down of purchased software of $250 in fiscal 1992.


NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1994 and 1993 consists of the following (in thousands):


                                                       1994      1993
-----------------------------------------------------------------------
Computer equipment & purchased software               $7,401    $6,574
Leasehold improvements                                   346     1,388
Furniture, fixtures and other                          2,039     2,052
-----------------------------------------------------------------------
                                                      9,786    10,014
Less accumulated depreciation and amortization       (5,302)   (6,414)
-----------------------------------------------------------------------
                                                      $4,484    $3,600
=======================================================================


NOTE 5 - NOTES PAYABLE:

Notes payable at March 31, 1994 and 1993 are comprised of the following:


                                                       1994     1993
-----------------------------------------------------------------------
Notes payable to bank                                 $3,786    $3,114
Note payable - Norick Software, Inc.                    --         460
Note payable and accrued interest from the
  purchase of Insurnet                                   243      --
Convertible promissory notes                           1,375      --
Subordinated note payable                              2,750      --
-----------------------------------------------------------------------
                                                       8,154     3,574
Current portion                                      (4,029)   (3,574)
-----------------------------------------------------------------------
                                                      $4,125        $0
=======================================================================


The Company has a $5,000,000 line of credit agreement with a bank of which $3,786,000 was outstanding at March 31, 1994, and expires July 5, 1994.

On June 8, 1994, the bank notified the Company that the line of credit agreement will not be renewed. The bank will extend the Company's borrowing ability for a term of ninety days from the line's scheduled expiration date of July 5, 1994, due on demand. The bank has expressed a willingness to work with the Company if alternative financing sources have not been obtained within the ninety days timeframe, although there can be no assurances that this will occur.

The Company is operating according to a plan under which management believes that the Company will achieve profitability and positive cash flow from operations in fiscal 1995. The plan requires continued access to a credit facility similar to the one the Company currently has in place, or alternative sources of capital. Because of the bank's notification that the credit agreement will not be renewed, the Company is currently pursuing alternative sources of capital to replace the line of credit. These alternative sources may include an additional credit agreement and/or issuance of additional debt or equity. While management believes that the Company will be successful in raising the required additional capital, there can be no assurances that this will occur, or that the Company will have sufficient cash in the near-term should the Company not be successful in raising the required additional capital.

The line, as extended on June 8, 1993, carried an interest rate at the bank's prime lending rate plus 2 percent (which adjusts downward to 1 percent as the Company meets certain financial objectives). Effective August 16, 1993, the interest rate was increased to the bank's prime lending rate plus 3 percent. Permitted borrowings under the line vary as a function of qualified accounts receivable and are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants including achievement by the Company of specified operating results and balance sheet ratios. The line also restricts certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends. The renewed line of credit established new financial covenants for the Company. The Company was in non-compliance with these covenants as of March 31, 1994. The bank, however, while reserving its rights under the loan agreement to exercise its remedies at any time, has agreed to forbear exercising such remedies and has agreed to continue to permit the Company access to its credit facility, as noted above.

Additional information related to line of credit borrowings for the three years ended March 31, 1994 is as follows (in thousands):


                                                  1994      1993      1992
----------------------------------------------------------------------------
Maximum amount borrowed during the year          $4,479    $3,574    $4,224
Average amount borrowed during the year          $3,640    $1,815    $2,618
Balance at end of year                           $4,029    $3,574      $867
Interest rate at the end of the year               9.3%      9.0%     10.0%
Weighted average interest rate incurred during
  the year                                         8.6%      9.3%     11.0%


Average borrowings were determined based on the amounts outstanding at each month end. The weighted average interest rate during the year was computed by dividing actual interest by average borrowings outstanding during each of the years.

The note payable and accrued interest of $243,000 is the discounted amount of the non-interest bearing $250,000 principal amount note payable to the Pacific Insurance Company, due June 30, 1994, resulting from the purchase of Insurnet.

The convertible promissory notes of $1,375,000 were issued as of March 15, 1994, with an additional $125,000 being issued in the first quarter of fiscal 1995. These notes, which are due March 15, 1998, and bear interest at the prime rate, are convertible at the option of the holder into shares of the Company's common stock at a per share conversion prices of $2.00, subject to certain antidilution provisions, for a total of 750,000 shares of common stock. A total of $1,165,000 of the $1,375,000 promissory notes outstanding were to related parties, including $1,000,000 to Coral Group and $115,000 to foundations and trusts associated with, and family members of, Donald L. Lucas. Yuval Almog, Chairman of the Company's Board of Directors, is Managing Partner of Coral Group, Inc. Donald L. Lucas is a member of the Company's Board of Directors.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities at March 31, 1994 and 1993 consist of the following (in thousands):


                                                  1994      1993
-----------------------------------------------------------------
Trade accounts payable                           $4,643    $3,294
Taxes other than income tax                         350       405
Other                                             2,659       771
------------------------------------------------------------------
                                                 $7,652    $4,470
==================================================================


NOTE 7 - INCOME TAXES:

Pretax income (loss) from continuing operations consisted of (in thousands):


                                                 1994       1993     1992
----------------------------------------------------------------------------
Domestic                                       $(8,910)     $721   $(9,177)
Foreign                                             109    (150)      --
----------------------------------------------------------------------------
  Total                                        $(8,801)     $571   $(9,177)
============================================================================


The provisions for taxes on income form continuing operations consist of (in thousands):


                                                   1994     1993     1992
----------------------------------------------------------------------------
Current:
  U.S. Federal                                     $--      $--        $--
  State                                              73       40      (113)
  Foreign                                            48      --         --
----------------------------------------------------------------------------
    Total                                          $121      $40     $(113)
----------------------------------------------------------------------------
Deferred:
  U.S. Federal                                     $--      $--        $--
  State                                             --       --         --
  Foreign                                           --       --         --
----------------------------------------------------------------------------
Total                                              $--      $--        $--
----------------------------------------------------------------------------
Total Tax Provision                                $121      $40     $(113)

Components of the deferred tax provision (benefit) resulting from temporary differences in the recognition of certain items for tax and financial reporting purposes are as follows (in thousands):


                                                  1992
--------------------------------------------------------
Installment sales deferrals                       $(38)
State taxes, net of federal tax effect              --
Tax credits and net operating loss carryovers       938
Capitalized product development                    (35)
Reserves                                          (902)
Depreciation, amortization and                       37
--------------------------------------------------------
                                                   $--
========================================================

The income tax provision (benefit) on income (loss) differs from the amount obtained by applying the federal statutory rate because of the following items:


                                                   1994     1993       1992
----------------------------------------------------------------------------
Statutory rate                                      (35.0)%   34.0%     (34.0)%
State income tax, net of federal
  tax effect                                          0.8      7.0       (1.2)
Amortization of intangible assets
  relating to acquired businesses                     2.1     17.9       22.6
Losses producing no current tax
  benefit                                            32.9     --         11.2
NOL used to offset income                            --      (57.1)       --
Other net                                             0.6      5.2        0.2
------------------------------------------------------------------------------
Effective rate                                      1.4%     7.0%       (1.2)%
==============================================================================


Deferred income taxes (credits) reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities for 1994 and 1993 are as follows:


                                         1994                    1993
                                   -----------------       -----------------
                                      Deferred Tax            Deferred Tax

(in thousands)                    Assets     Liabilities   Assets  Liabilities
-------------------------------------------------------------------------------
Product enhancements                $--         $1,582      $--       $1,532
Deferred rent                        146           --        136         --
Reserves                           1,154           --        741         --
NOL not utilized                   5,712           --      2,459         --
Tax credits not utilized           1,271           --      1,191         --
-------------------------------------------------------------------------------
                                   8,283        1,582      4,527      1,532
Valuation allowance               (6,701)                 (2,995)        --
-------------------------------------------------------------------------------
Total deferred taxes              $1,582        1,582     $1,532     $1,532
===============================================================================


As of March 31, 1994, the Company had investment and business tax credit carryovers of $161,395 and $1,109,873, respectively, for federal income tax purposes. In addition, the Company has net operating losses available for offset against future taxable income of $14,930,000 for federal income tax, $15,892,000 for federal alternative minimum tax, and $4,127,000 for tax purposes for the primary State taxing authority.

In addition, the Company received net operating loss carry forwards in the acquisition of Redshaw of $3,220,136 for regular tax and $3,102,634 for alternative minimum tax. The Company received net operating loss carry forwards in the merger of Continental of $430,000 for federal income tax purposes. The utilization of these net operating losses could be limited due to the change in ownership of the acquired companies.

Federal net operating loss carryforwards and a substantial portion of investment and other business tax credits will begin to expire after 1997, becoming fully expired by the year 2009 if not offset against future taxable income.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Leases - The Company leases office space under non-cancelable operating leases with expiration dates ranging through 1999, with various renewal options. Other operating leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on March 31, 1994 are set forth below (in thousands) as follows:


______________________________________________________
                                  Capital   Operating
Fiscal Year Ending                Leases      Leases
------------------------------------------------------
1995                                $130       $3,475
1996                                 121        2,301
1997                                  47        1,847
1998                                  40        1,821
1999                                  28        1,219
Thereafter                            --          --
------------------------------------------------------
Total minimum lease
     commitments                    $366      $10,663
                                             ---------
Less: amount representing
  interest                           (58)
----------------------------------------
Present value of obligations
     under capital leases            308
Less: current portion               (102)
-----------------------------------------
Long-term obligations under
capital leases                      $206
-----------------------------------------

Rental expense covering the Company's office facilities and equipment for the fiscal years 1994, 1993 and 1992 aggregated $2,901,000, $2,849,000 and
$2,413,000, respectively.

Noncompetition Agreements - The Company entered into various noncompetition agreements with the shareholders of McCracken Computer, Inc., purchased in January, 1991, which expire over a period of 5 to 10 years. These agreements require the Company to make payments totaling $4,700,000 to the McCracken shareholders over six years of which $2,972,000 has been paid to date. Future installments of $664,000 are due on the January 31 anniversary date of the acquisition in 1995 and 1996 and $400,000 in 1997. Noncompetition Agreements entered with the shareholders of other acquisitions require a total of $187,500 to be paid through December, 1996. Commitments related to the noncompetition agreements are amortized and expensed ratably over the life of each agreement.

Contingencies - The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation and claims will be resolved without a material effect on the Company's future results of operations or its financial position.

NOTE 9 - SUBORDINATED CONVERTIBLE DEBENTURES:

In connection with the acquisition of Redshaw on December 16, 1991, the Company issued $3,000,000 face value, $2,542,000 discounted carrying value, of subordinated convertible debt to shareholders of Redshaw. The notes were converted into 30,000 shares of the Company's Series B Preferred Stock in September 1992, as approved by the Company's stockholders in August 1992.


In connection with the acquisition of Insurnet on December 30, 1993, the Company issued $5,000,000 face value, $2,750,000 discounted carrying value, of subordinated convertible debt to shareholders of Pacific Insurance Company. The note bears interest at the rate of 6% for an effective annual interest rate of 11%, and is convertible into shares of a new series of the Company's preferred stock, to be designated Series E Preferred Stock, at the option of the Company.


Such conversion cannot occur until the Company's shareholders approve of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common Stock. The Series E Preferred Stock into which the Subordinated Note would convert would include a cumulative 6% annual dividend from the date of issuance, payable in shares of Company common stock. The Series E Preferred Stock would be convertible into shares of Company common stock at the option of the holder not earlier than June 30, 1996, and would automatically convert into shares of Company common stock on December 30, 1998. Each share of Series E Preferred Stock would be convertible into a number of shares of common stock of the Company as determined by dividing $84.745 plus any accrued and unpaid dividends on the Series E Preferred Stock at the time of conversion by a conversion price equal to the average of the closing prices of the Common Stock of the Company for the thirty trading days immediately prior to such conversion (the "Conversion Price"). The Conversion Price is subject to a minimum of $4.00 per share and maximum of $8.00 per share (as adjusted for certain events). Using the applicable trading value as of March 31, 1994, and assuming conversion of the Subordinated Note on that date, the Subordinated Note would have converted into 59,886 shares of Series E Preferred Stock and would have been convertible into 1,268,750 shares of Company common stock as of that date. The Series E Preferred Stock would be convertible at the holder's option on June 30, 1996, into a maximum of approximately 1,437,500 shares of Company common stock, based on the maximum Conversion Price outlined above. The actual conversion price at the time of the conversion will be determined based on the average of the closing prices of the common stock of the Company for the thirty trading days immediately prior to such conversion, subject to the maximum and minimum conversion prices outlined above.

NOTE 10 - PREFERRED STOCK:

Series A Preferred Stock - During May 1991 and January 1993, the Company issued and sold in two private placements 9,945 and 6,632 shares, respectively, of its Series A Preferred stock par value of $.10 per share for a total of $2,249,559 and $1,500,138, respectively. The preferred stock was convertible by its holders at $4.35 per share into 862,000 shares of common stock of the Company not earlier than two years subsequent to its issuance and automatically converts to common stock three years after its issuance. The Series A Preferred Stock includes voting rights equivalent to the number of common shares into which the Series A Preferred Stock is convertible; certain registration rights on the common stock into which the Series A Preferred Stock is converted; and certain antidilution covenants. No dividends are required under the terms governing the preferred stock. Issuance costs related to the sales of preferred stock totaled $35,000 in May 1991 and $12,000 in January 1993.

The issuance of the Series C Preferred Stock on December 23, 1993 caused an adjustment in the conversion price of the Company's Series A Preferred Stock down to the conversion price of the Series C Preferred Stock. The effect of such adjustment is to require under the terms of the Company's certificate of incorporation that the Company have an additional 367,176 shares of common stock reserved for conversion of the Series A Preferred Stock. The issuance of the Company's convertible promissory notes in March 1994 caused an additional adjustment in the conversion price of the Series A Preferred Stock down to $2.00. The Company does not currently have sufficient shares of common stock authorized to satisfy both this requirement and similar requirements relating to its other convertible securities and options. The Company, therefore, intends to seek approval from its stockholders of an amendment to its Certificate of Incorporation increasing the authorized number of shares of common stock.

During May 1994, the holders of the Company's Series A Preferred Stock exchanged such preferred stock for an equal number of shares of the Company's Series D Preferred Stock. The exchange was effected pursuant to agreements entered into in connection with the Company's issuance of the Series C Preferred Stock. The terms of the Series D Preferred Stock are substantially similar to those of the Series A Preferred Stock but do not require the conversion of the Series D Preferred Stock into common stock at a specified date. The Series A Preferred Stock would have been, by its terms, forced to convert to common stock on May 24, 1994.

Series B Preferred Stock - In connection with the acquisition of Redshaw on December 16, 1991, 31,950 shares of the Company's Series B Preferred Stock were issued to shareholders of Redshaw. In September 1992, the Company's subordinated convertible debentures were converted into 30,000 shares of the Company's Series B Preferred Stock. The 61,950 shares of Series B Preferred Stock becomes convertible into common stock at the option of the holder after December 12, 1994 and automatically converts into common stock on December 13, 1995. The number of shares of common stock issuable on conversion of each share of Series B Preferred

Stock is determined by dividing $100 by the average daily closing price of the common stock for the 30 trading days prior to conversion, however, not less than $6 per share. The maximum number of shares of common stock issuable on conversion of the Series B Preferred Stock will be 1,032,500 shares on December 6, 1994 (subject to antidilution adjustments). Using the closing trading value on March 31, 1994 of $4.00, the 61,950 shares of Series B Preferred Stock would be converted into 1,032,500 common shares on March 31, 1994. The Series B Preferred Stock has no voting rights except as mandated by Delaware law and except that approval of the holders of more than 66 2/3 percent of the shares of Series B Preferred Stock is required for certain amendments to the Company's Certificate of Incorporation, reclassifications, reacquisitions of junior shares and increases in the authorized number of shares of Series B Preferred Stock.

The Series B Preferred Stock is senior to its common stock. In the case of a liquidation, dissolution or winding up of the Company prior to December 16, 1994, the Series B Preferred Stock is entitled to an annual dividend of $5.085 per share. Such dividends would accrue from the date of the original issuance and would be payable in cash. In the case of a liquidation, dissolution, winding up, exercise of conversion rights or redemption of Series B Preferred Stock, all occurring subsequent to December 16, 1994, such dividends would be cumulative from December 16, 1994 and would be payable in common stock based on the average daily closing price for the common stock for the 30 trading days prior to such event.


The Series B Preferred Stock may be redeemed at the option of the Company prior to December 16, 1994 by payment in cash of a redemption price equal to $84.745 per share plus dividends accrued from the date of issuance, and may be redeemed thereafter by payment of a redemption price of $100 in cash per share plus dividends accrued from that date and payable in common stock.


Series C Preferred Stock - On December 23, 1993, the Company issued 36,268 shares of its Series C Preferred Stock. Each share was sold for $100 per share and has an initial conversion price into common Stock of $3.05058. Such shares were sold to a group of accredited investors for cash in the amount of $1,750,000 and for the conversion of $1,750,000 principal amount of notes payable plus accrued interest of approximately $127,000 owed by the Company. Issuance costs related to the sale of the Series C Preferred Stock totaled approximately $57,000.

The issuance of the Company's convertible promissory notes in March 1994 caused an adjustment in the conversion price of the Company's Series C Preferred Stock down to $2.00. The effect of such adjustment is to require under the terms of the Company's certificate of incorporation that the Company have 624,511 shares of common stock reserved for conversion of the Series C Preferred Stock. The Company does not currently have sufficient shares of common stock authorized to satisfy both this requirement and similar requirements relating to its other convertible securities and options. The Company, therefore, intends to seek approval from its stockholders of an amendment to its certificate of incorporation increasing the authorized number of shares of common stock.

NOTE 11 - CONTINGENT ISSUANCES OF COMMON STOCK

The 282,646 shares of common stock issued to a Redshaw shareholder in connection with the acquisition of Redshaw on December 16, 1991 was subject to upward or downward adjustment depending on the average market price of the stock for a test period following the effective date of a registration statement which the Company filed in November, 1993 under the Securities Act of 1933 with respect to such shares. On November 19, 1993, an additional 50,687 shares were issued.

In connection with the Company's acquisition of Mountain States, the shareholders of Mountain States have the opportunity to earn additional consideration based upon growth in sales of Mountain States software products in the fiscal year beginning April 1, 1994. This additional consideration could range from $0 to $150,000 in cash and $450,000 in common stock, the number of shares to be based upon the average daily closing price of the Company's common stock during the thirty calendar days preceding the issuance of such shares.

The 311,320 shares of common stock issued for the acquisition of Mountain States is subject to a potential upward adjustment of an additional 63,680 shares, for a total of 375,000 shares, depending upon the average daily closing price of the Company's common stock for the twelve month period following the closing date of the acquisition.

The 103,563 shares of common stock issued in the acquisition of Insurnet is subject to a potential upward adjustment of an additional 21,437 shares, or additional subordinated notes bearing interest at 6%, equal to the fair market value of such additional shares of Company common stock, for a total of 125,000 shares, within two years of the Insurnet acquisition. This adjustment is contingent upon the price of the Company's common stock if sold by the Pacific Insurance Company within two years of the sale of Insurnet to the Company.

NOTE 12 - COMMON STOCKHOLDERS' EQUITY:

Stock Options - The Company has a stock incentive plan which provides for the granting of stock options and stock appreciation rights for 1,750,000 shares to officers, directors and employees. Options granted under the program may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments maturing on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 631,778 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant. Of the 198,750 shares canceled as part of the Outside Plan, 105,000 shares were surrendered by the Company's President and CEO, and thereby effectively canceled.

Information with respect to the Company's stock options is as follows:


                               Within Plan                  Outside Plan
                               -----------                  ------------
                           Shares                        Shares
                            Under         Option          Under       Option
                           Option         Prices         Option       Prices
-------------------------------------------------------------------------------
Balance,
March 31, 1991             675,938       2.50-6.25       263,163     2.50-7.50
Granted                    337,083       6.75-7.00       240,000          6.78
Exercised                 (114,302)      2.50-5.75          --          --
Canceled                  (64,100)       2.50-6.75      (129,996)    2.50-7.50

Balance,
March 31, 1992             834,619       2.50-7.00       373,167     2.50-6.78
Granted                    248,700       6.00-6.75       259,000     5.75-7.25
Exercised                 (106,186)      2.50-6.75      (125,389)         2.50
Canceled                  (183,950)      5.75-7.00         --           --
-------------------------------------------------------------------------------

Balance,
March 31, 1993             793,183       2.50-6.88      506,778     2.50-7.38
Granted                    245,500       4.88-5.50       20,000          4.75
Exercised                 (17,000)       2.50-5.75           --         --
Canceled                  (385,538)      2.50-6.88      (198,750)    6.00-7.38
-------------------------------------------------------------------------------
Balance,
March 31, 1994             636,145       2.50-6.88       328,028     2.50-7.38
===============================================================================
Exercisable
at March 31, 1994          338,081       2.50-6.88       176,608     2.50-7.38
===============================================================================
Available for grant
at March 31, 1994          484,019          --           303,750        --
===============================================================================


Stock Purchase Plan - In July 1989, the Company established a stock purchase plan for eligible employees. Employees may subscribe up to 10 percent of their compensation to purchase the Company's common stock at the lower of 85 percent of the fair market value at the date of grant or 85 percent of the fair market value six months after the date of grant. Shares subscribed to must be exercised one year after the date of grant or are canceled. The Company has reserved 200,000 shares of common stock for the plan. On July 31, 1993, 453 shares were exercised. New subscriptions were granted by the Company to eligible employees on August 2, 1993 totaling 68,637 shares. These shares are due to be exercised on July 31, 1994.

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

In connection with its line of credit agreement with its bank in May 1992, the Company agreed to issue warrants to the bank to purchase up to 75,000 shares of the Company's common stock over a five year term at the fair market value of the common stock on the date of grant of $6.75 per share.


NOTE 13 - MAJOR CUSTOMERS:

The Company had revenues of $4,500,000 from one customer in fiscal 1992 which represented 11% of total revenues in that year. No individual customer represented more than 10% of total revenues in either fiscal 1994 or 1993.

NOTE 14 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the fiscal years ending March 31, 1994, 1993 and 1992, the Company did not make any contributions to the plan.