Form 10-Q
period 1995-09-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1995-11-13
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------
                                       OR

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

Yes  /x/     No  / /

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   8,664,859 SHARES AS OF
OCTOBER 31, 1995.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                               -------------------


                        DELPHI INFORMATION SYSTEMS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                             Page
                                                                           ----

     Item 1.   Consolidated Financial Statements

        Consolidated Balance Sheets at September 30, 1995
            and March 31, 1995 . . . . . . . . . . . . . . . . . . . . .    3

        Consolidated Statements of Operations for the Three and Six
        Months Ended September 30, 1995 and 1994 . . . . . . . . . . . .    4

        Consolidated Statements of Cash Flows for the Six Months
        Ended September 30, 1995 and 1994. . . . . . . . . . . . . . . .    5

        Notes to Consolidated Financial Statements . . . . . . . . . . .    6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . .    7

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   11

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART 1.  CONSOLIDATED FINANCIAL INFORMATION
Item 1.  Financial Statements
                        DELPHI INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                     ASSETS

                                                   (Unaudited)
                                                   September 30,    March 31,
                                                       1995           1995
                                                    ---------       ---------
CURRENT ASSETS:
Cash                                                     $801            $877
Accounts receivable, net                                7,992           7,639
Inventories                                               857             983
Prepaid expenses and other assets                       1,250           1,424
                                                    ---------       ---------
        TOTAL CURRENT ASSETS                           10,900          10,923
Property and equipment, net                             3,157           3,630
Software development, net                               4,518           4,389
Goodwill and customer lists, net                        4,867           5,284
Purchased software, net                                 2,125           2,484
Other assets                                              577             837
                                                    ---------       ---------
        TOTAL ASSETS                                  $26,144         $27,547
                                                    ---------       ---------
                                                    ---------       ---------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                          $3,436          $2,486
                                                    ---------       ---------
Accounts payable and accrued liabilities                4,793           6,402
Accrued payroll and related benefits                    1,118           1,441
Deferred revenue                                        7,665           6,332
                                                    ---------       ---------
        TOTAL CURRENT LIABILITIES                      17,012          16,661
Notes payable - long term                               1,500           1,500
Subordinated note payable                                   0           2,750
Excess lease liability                                  1,144           1,445
Other liabilities                                         144             638
                                                    ---------       ---------
        TOTAL LIABILITIES                              19,800          22,994
                                                    ---------       ---------

Commitments and contingent liabilities:

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
  2,000,000 shares authorized
  Series B, 9,205  shares issued and outstanding          780             780
  Series C, 36,268 shares issued and outstanding        3,570           3,570
  Series D, 16,356 shares issued and outstanding        3,655           3,655
  Series E, 63,426 and 0 shares issued and
    outstanding, respectively                           3,125              --
Common stock, $.10 par value,
  Non-designated, 50,000,000 shares authorized
  8,664,427 and 7,979,173 shares issued and
    outstanding, respectively                             866             798
Additional paid-in capital                             19,277          18,507
Accumulated deficit                                   (25,042)        (22,894)
Cumulative foreign currency translation adjustment        113             137
                                                    ---------       ---------
        Total stockholders' equity                      6,344           4,553
                                                    ---------       ---------
Total liabilities and stockholders' equity            $26,144         $27,547
                                                    ---------       ---------
                                                    ---------       ---------

   The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 Three Months Ended              Six Months Ended
                                                    September 30,                   September 30,
                                            -------------------------       -------------------------
                                              1995            1994            1995            1994
                                            ---------      ----------       ---------       ---------
REVENUES:
  Systems                                      $3,845          $5,954          $8,309         $11,270
  Services                                      7,426           8,128          14,983          15,854
                                            ---------      ----------       ---------       ---------
        TOTAL REVENUES                         11,271          14,082          23,292          27,124
                                            ---------      ----------       ---------       ---------

COSTS OF REVENUES:
  Systems                                       3,061           3,966           6,227           7,805
  Services                                      4,375           4,440           8,874           9,094
                                            ---------      ----------       ---------       ---------
        TOTAL COSTS OF REVENUE                  7,436           8,406          15,101          16,899
                                            ---------      ----------       ---------       ---------

GROSS MARGIN:
  Systems                                         784           1,988           2,082           3,465
  Services                                      3,051           3,688           6,109           6,760
                                            ---------      ----------       ---------       ---------
        TOTAL GROSS MARGIN                      3,835           5,676           8,191          10,225
                                            ---------      ----------       ---------       ---------

OPERATING EXPENSES:
  Product development                           1,164           1,310           2,432           3,028
  Sales and marketing                           1,719           1,766           3,425           3,574
  General and administrative                    1,717           1,734           3,361           3,768
  Amortization of goodwill, customer
    lists and noncompete agreements               377             419             754             817
                                            ---------      ----------       ---------       ---------
        TOTAL OPERATING EXPENSES                4,977           5,229           9,972          11,187
                                            ---------      ----------       ---------       ---------
        OPERATING (LOSS) INCOME                (1,142)            447          (1,781)           (962)

OTHER EXPENSES:
  Interest expense, net                           169             234             310             442
                                            ---------      ----------       ---------       ---------

(LOSS) INCOME BEFORE INCOME TAXES              (1,311)            213          (2,091)         (1,404)

Income tax provision                               26              30              57              60
                                            ---------      ----------       ---------       ---------

NET (LOSS) INCOME                             ($1,337)           $183         ($2,148)        ($1,464)
                                            ---------      ----------       ---------       ---------
                                            ---------      ----------       ---------       ---------

NET (LOSS) INCOME PER COMMON SHARE             ($0.16)          $0.01          ($0.26)         ($0.21)
                                            ---------      ----------       ---------       ---------
                                            ---------      ----------       ---------       ---------


Shares used in computing per share data         8,551          12,482           8,334           7,028
                                            ---------      ----------       ---------       ---------


   The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                              September 30
                                                                         1995               1994
                                                                     ----------           ----------
Cash flows from operating activities:
    Net loss                                                            ($2,148)            ($1,464)
    Adjustment to reconcile net loss to net cash (used in) provided by operating activities:

        Depreciation and amortization                                       708                 772
        Amortization of capitalized software
          development costs                                                 594                 629
        Amortization of goodwill and customer lists                         417                 407
        Amortization of purchased software                                  299                 216
        Amortization of noncompete and other intangibles                    338                 409
        Retirement of property and equipment                                  0                  38
        Foreign currency translation adjustment                             (24)                (22)
        Excess lease liability                                             (301)               (322)

    Changes in assets & liabilities:
        Accounts receivable, net                                           (353)              2,833
        Inventories                                                         126                (109)
        Prepaid expenses and other assets                                    96                  94
        Accounts payable and accrued liabilities                         (1,233)             (1,151)
        Accrued payroll and related                                        (322)               (404)
        Other liabilities and deferred liabilities                        1,303              (1,023)
        Goodwill and customer lists                                           0                 (23)
                                                                     ----------           ----------

    Net cash (used in) provided by operating activities                    (500)                880
                                                                     ----------           ----------

Cash flows from investing activities:
    Capital expenditures                                                   (237)               (543)
    Expenditures for capitalized software development                      (722)               (651)
    Purchased software                                                        0                 (27)
                                                                     ----------           ----------
    Net cash  used in investing activities                                 (959)             (1,221)
                                                                     ----------           ----------

Cash flows from financing activities:
    Borrowings of note payable                                            1,250               1,856
    Payments of note payable                                               (300)             (2,000)
    Proceeds from issuance of convertible
      promissory notes                                                        0                 125
    Proceeds from exercise of stock options                                 433                   0

Net cash (used in) provided by financing activities                       1,383                  (19)
                                                                     ----------           ----------

Net decrease in cash                                                        (76)                (360)

Cash at the beginning of the period                                        $877               $1,657
                                                                     ----------           ----------

Cash at the end of the period                                              $801               $1,297
                                                                     ----------           ----------
                                                                     ----------           ----------

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


                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1995 was a negative $6,112,000, or a $374,000 decrease from the prior year end date of March 31, 1995. The significant changes in working capital were an increase of $950,000 in borrowings; a decrease of $1,609,000 in accounts payable and accrued liabilities, primarily due to a reduction in accounts payable for the hardware component of system sales; a decrease of $323,000 in accrued payroll and related benefits due to reduced headcount; and an increase of $1,333,000 in deferred revenue.

A major component of the Company's negative net working capital position consists of deferred revenues of $7,665,000 at September 30, 1995. Deferred revenue primarily represents prepaid maintenance fees from customers which are recognized ratably over the maintenance agreement terms. The increase is primarily due to a change in maintenance billings from monthly to quarterly and annual billing cycles. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

The Company would have been in non-compliance with one of the covenants of the Company's bank line of credit as a result of the results of operations for the quarter ended September 30, 1995. However, the bank has modified the loan agreement covenants, and the company is in compliance with the modified covenants.

As of September 30, 1995, borrowings under the Company's bank line of credit totaled $3,436,000 or 73% of total available borrowings. While the amount available under the Company's line of credit is sufficient to meet the Company's short-term needs, the line of credit expires on December 9, 1995. The Company requires continued access to a credit facility similar to the one the Company currently has in place, or alternative sources of capital. The Company is currently pursing renewing or replacing the current line of credit. While management believes that the Company will be successful in renewing or replacing the existing line of credit, there can be no assurances that this will occur. In the event the line of credit cannot be renewed or replaced, it is likely that any issuance of additional equity would be dilutive to shareholders.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues for the second quarter ended September 30, 1995 were $11,271,000, representing a 20% decrease compared to the second quarter of the prior year. The Company recorded a net loss of $1,337,000 or $0.16 per share in the second quarter, compared to net income of $183,000 or $0.01 per share in the second quarter of the prior year.

Systems revenues of $3,845,000 for the second quarter of the current year reflect a decrease of 35% compared to the second quarter of the prior year.
This decrease was primarily the result of decreased sales of system upgrades to existing customers. The decrease in system sales is the result of several factors, including increased competitive pressures, a decline in sales force productivity due to reorganization of the sales force, and a temporary, unforeseen complexity in the installation process of certain advanced features of the Company's latest product releases. These complexities have resulted in purchase decision delays in the marketplace. While the Company has taken measures to address these issues, there can be no assurances that the Company will successfully reverse the sales decline. Service revenues in the second quarter of the current year decreased $702,000 or approximately 9%, compared to the second quarter of the prior year. The decrease is primarily due to decreased training, consulting, and other revenues generated in conjunction with system sales.

Costs of revenues as a percentage of revenues were 66% in the current quarter, compared to the 60% in the second quarter of the prior year. Costs of systems revenues increased to 80% of systems revenues in the second quarter of the current fiscal year, compared to 67% in the second quarter of the prior fiscal year. The increase expressed in percentage terms is due to unfavorable absorption of fixed costs of systems revenues and competitive pressures on systems pricing. Costs of services revenues increased to 59% of services revenues in the second quarter of the current fiscal year, compared to 55% of services revenues in the second quarter of the prior fiscal year. The increase is primarily due to the short-term non-variability of the largest component of costs of service revenues, namely direct labor.

Product development expenses for the three months ended September 30, 1995 decreased $146,000 or 11% compared to the second quarter of the prior fiscal year. The decreased expense is primarily due to decreased spending in the current quarter.

Sales and marketing expenses for the quarter ended September 30, 1995 decreased $47,000, or approximately 3%, from the comparable quarter in the prior year.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses for the quarter ended September 30, 1995 were $1,717,000 compared to the $1,734,000 in the second quarter of the prior year. Included in the current quarter amount was a charge of $135,000 for the relocation of certain functions from one of the Company's facilities to another, resulting in increased efficiencies and elimination of certain duplicate functions. The reduction in comparable expense is primarily due to a reduction in headcount and overall spending reductions compared to the prior year.

Interest expense in the quarter ended September 30, 1995 decreased $65,000, or 28%, compared to the second quarter of the prior year, primarily due to the conversion of the interest-bearing subordinated note payable into Series E Preferred Stock.

SIX MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues for the six months ended September 30, 1995 were $23,292,000, a decrease of $3,832,000 or 14%, compared to the first half of the prior year. The decrease primarily was due to reduced system sales in the first half of fiscal 1996. The Company recorded a net loss of $2,148,000 or $0.26 per share, for the six months ended September 30, 1995, compared to a net loss for the comparable period in the prior fiscal year of $1,464,000 or $0.21 per share.

Systems revenues for the six months ended September 30, 1995 were $8,309,000, a decrease of $2,961,000 or 26%, compared to the same period of the prior year. The decrease is primarily due to decreased sales of system upgrades to existing customers.

Service revenues for the six month period ended September 30, 1995, were $14,983,000, a decrease of approximately 5%, compared to the six months ended September 30, 1994. The decrease is primarily due to decreased training, consulting, and other revenues generated in conjunction with system sales.

Costs of revenues expressed as a percentage of revenues were 65% in the first half of fiscal 1996, compared to 62% in the first half of the prior year. Costs of systems revenues expressed as a percentage of revenues were 75% in the first half of fiscal 1996, compared to 69% in the first half of fiscal 1995. The increase expressed in percentage terms is due to unfavorable absorption of fixed costs of systems revenues and competitive pressures on systems pricing. Costs of service revenues expressed as a percentage of revenues were 59% in the first half of fiscal 1996, compared to 57% in the first half of fiscal 1995. The increase is primarily due to the short term non-variability of the largest component of costs of service revenues, namely direct labor.

Product development expenditures for the six month period ended September 30, 1995 decreased $596,000 or 20%, compared to the same period of the prior fiscal year, primarily due to decreased spending.

Sales and marketing expenses in the first half of fiscal 1996 decreased $149,000, or 4%, compared to the comparable period in the prior year.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses in the first half of fiscal 1996 decreased $407,000 or 11%, compared to the same period of fiscal year 1995. The decreased expense is primarily due to a decrease in headcount and overall spending reductions compared to the prior year.

Amortization of goodwill, purchased software, customer lists, and noncompete agreements for the six months ended September 30, 1995 decreased $63,000 or 8%, compared to the same period of the prior year.

Interest expense for the six months ended September 30, 1995 was $310,000, a 30% decrease compared to the first half of the prior fiscal year. The decrease in interest expense is primarily due to the conversion of the interest-bearing subordinated note payable into Series E Preferred Stock and lower average short-term borrowings in the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

                        DELPHI INFORMATION SYSTEMS, INC.

                           PART II - OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


NONE

(a.)    EXHIBITS

                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                        September 30,           September 30,
                                      1995       1994      1995         1994
                                      ----       ----      ----         ----
Primary earnings (loss per share:
  Net (loss) income for
    calculation of primary
    earning per share               ($1,337)      $183     ($2,148)    ($1,464)


Weighted average number of
  shares outstanding (1)              8,551     12,482       8,334       7,028

  Primary (loss) earnings
    per share (2)                    ($0.16)     $0.01      ($0.26)     ($0.21)
                                     ------      -----      ------      ------
                                     ------      -----      ------      ------


(1) Common stock equivalent shares have not been considered in the calculations for the three months ended September 30, 1995 and the six months ended September 30, 1995 and 1994, becasue they would be anti-dilutive.

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

                                        DELPHI INFORMATION SYSTEMS, INC.



Date:     November 9, 1995              By   /s/ John R. Sprieser
       -------------------------             -------------------------------
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