Form 10-Q
period 1995-12-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1996-02-13
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------

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

Yes  /X/     No  / /

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   8,856,640 shares as of
                                                     ----------------------
February 6, 1996.
----------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                               -------------------

                        DELPHI INFORMATION SYSTEMS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                           Page
                                                                         ----
   Item 1.  Consolidated Financial Statements

      Consolidated Balance Sheets at December 31, 1995
         and March 31,1995 . . . . . . . . . . . . . . . . . . . . . .     3

      Consolidated Statements of Operations for the Three and Nine
         Months Ended December 31, 1995 and 1994 . . . . . . . . . . .     4

      Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 1995 and 1994. . . . . . . . . . . . . . .     5

      Notes to Consolidated Financial Statements . . . . . . . . . . .     6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . .     7

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     11

SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.     Financial Statements

                        DELPHI INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                     ASSETS
                                                                                (Unaudited)
                                                                                December 31,         March 31,
                                                                                     1995               1995
                                                                                ------------        ----------
CURRENT ASSETS:
Cash                                                                                  $733                $877
Accounts receivable, net                                                             7,642               7,639
Inventories                                                                            748                 983
Prepaid expenses and other assets                                                    1,140               1,424
                                                                                ----------          ----------
     TOTAL CURRENT ASSETS                                                           10,263              10,923
Property and equipment, net                                                          2,910               3,630
Software development, net                                                            4,574               4,389
Goodwill and customer lists, net                                                     4,659               5,284
Purchased software, net                                                              1,990               2,484
Other assets                                                                           452                 837
                                                                                ----------          ----------
     TOTAL ASSETS                                                                  $24,848             $27,547
                                                                                ----------          ----------
                                                                                ----------          ----------

                              LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                                       $4,036              $2,486
Accounts payable and accrued liabilities                                             4,688               6,402
Accrued payroll and related benefits                                                   829               1,441
Deferred revenue                                                                     8,248               6,332
                                                                                ----------          ----------
     TOTAL CURRENT LIABILITIES                                                      17,801              16,661
Notes payable - long term                                                            1,500               1,500
Subordinated note payable                                                                0               2,750
Excess lease liability                                                                 992               1,445
Other liabilities                                                                      112                 638
                                                                                ----------          ----------
     TOTAL LIABILITIES                                                              20,405              22,994
                                                                                ----------          ----------

Commitments and contingent liabilities:

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
  2,000,000 shares authorized
  Series B, 0 and 9,205 shares issued and outstanding, respectively                     --                 780
  Series C, 36,268 shares issued and outstanding                                     3,570               3,570
  Series D, 16,356 shares issued and outstanding                                     3,655               3,655
  Series E, 63,426 and 0 shares issued and outstanding, respectively                 3,125                  --
Common stock, $.10 par value,
  Non-designated, 50,000,000 shares authorized
  8,856,640 and 7,979,173 shares issued and
    outstanding, respectively                                                          886                 798
Additional paid-in capital                                                          20,039              18,507
Accumulated deficit                                                                (26,941)            (22,894)
Cumulative foreign currency translation adjustment                                     109                 137
                                                                                ----------          ----------
     TOTAL STOCKHOLDERS' EQUITY                                                      4,443               4,553
                                                                                ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $24,848             $27,547
                                                                                ----------          ----------
                                                                                ----------          ----------

The accompanying notes are an integral part of these consolidated financial statements.

                         DELPHI INFORMATION SYSTEMS, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)


                                                         Three Months Ended                       Nine Months Ended
                                                             December 31,                            December 31,
                                                     ----------------------------            ---------------------------
                                                       1995                1994                1995                1994
                                                     --------          ----------           ---------            -------
REVENUES:
  Systems                                             $2,698              $5,127             $11,007             $16,397
  Services                                             7,366               8,138              22,349              23,992
                                                     -------             -------            --------            --------
      TOTAL REVENUES                                  10,064              13,265              33,356              40,389
                                                     -------             -------            --------            --------

COSTS OF REVENUES:
  Systems                                              2,409               3,191               8,636              10,997
  Services                                             4,074               4,411              12,948              13,505
                                                     -------             -------            --------            --------
      TOTAL COSTS OF REVENUE                           6,483               7,602              21,584              24,502
                                                     -------             -------            --------            --------

GROSS MARGIN:
   Systems                                               289               1,936               2,371               5,400
   Services                                            3,292               3,727               9,401              10,487
                                                     -------             -------            --------            --------
      TOTAL GROSS MARGIN                               3,581               5,663              11,772              15,887
                                                     -------             -------            --------            --------

OPERATING EXPENSES:
   Product development                                 1,330               1,103               3,762               4,131
   Sales and marketing                                 1,563               1,754               4,987               5,328
   General and administrative                          2,049               2,160               5,410               5,928
   Amortization of goodwill, customer
     lists and noncompete agreements                     378                 408               1,132               1,224
                                                     -------             -------            --------            --------
      TOTAL OPERATING EXPENSES                         5,320               5,425              15,291              16,611
                                                     -------             -------            --------            --------

      OPERATING (LOSS) INCOME                         (1,739)                238              (3,519)               (724)

OTHER EXPENSES:
   Interest expense, net                                 147                 251                 457                 693
                                                     -------             -------            --------            --------
(LOSS) INCOME BEFORE INCOME TAXES                     (1,886)                (13)             (3,976)             (1,417)

Income tax provision                                      13                  33                  70                  93
                                                     -------             -------            --------            --------
NET (LOSS) INCOME                                    ($1,899)               ($46)            ($4,046)            ($1,510)
                                                     -------             -------            --------            --------
                                                     -------             -------            --------            --------
NET (LOSS) INCOME PER COMMON SHARE                    ($0.22)             ($0.01)             ($0.48)             ($0.21)
                                                     -------             -------            --------            --------
                                                     -------             -------            --------            --------
Shares used in computing per share data                8,698               7,200               8,456               7,086
                                                     -------             -------            --------            --------


The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                              December 31
                                                                                          1995             1994
                                                                                     ----------       ----------
Cash flows from operating activities:
    Net loss                                                                            ($4,046)        ($1,510)
    Adjustment to reconcile net loss to net cash (used in) provided by operating activities:

        Depreciation and amortization                                                     1,046           1,154
        Amortization of capitalized software
           development costs                                                                923             878
        Amortization of goodwill and customer lists                                         625             611
        Amortization of purchased software                                                  437             326
        Amortization of noncompete and other intangibles                                    507             613
        Retirement of property and equipment                                                  0              52
        Foreign currency translation adjustment                                             (29)              5
        Excess lease liability                                                             (453)           (482)

    Changes in assets & liabilities:
        Accounts receivable, net                                                             (3)          2,073
        Inventories                                                                         235             (60)
        Prepaid expenses and other assets                                                   163             137
        Accounts payable and accrued liabilities                                         (1,339)           (910)
        Accrued payroll and related                                                        (612)           (674)
        Other liabilities and deferred liabilities                                        1,855            (981)
        Goodwill and customer lists                                                           0            (188)
                                                                                     ----------      ----------

    Net cash (used in) provided by operating activities                                    (691)          1,044
                                                                                     ----------      ----------

Cash flows from investing activities:
    Capital expenditures                                                                   (329)           (643)
    Expenditures for capitalized software development                                    (1,107)           (907)
                                                                                     ----------      ----------
    Net cash used in investing activities                                                (1,436)         (1,550)
                                                                                     ----------      ----------

Cash flows from financing activities:
    Borrowings of note payable                                                            2,650           2,257
    Payments of note payable                                                             (1,100)         (2,550)
    Proceeds from issuance of convertible
        promissory notes                                                                      0             125
    Proceeds from exercise of stock options                                                 433               0
                                                                                     ----------      ----------

Net cash (used in) provided by financing activities                                       1,983            (168)
                                                                                     ----------      ----------

Net decrease in cash                                                                       (144)           (674)

Cash at the beginning of the period                                                        $877          $1,657
                                                                                     ----------      ----------

  Cash at the end of the period                                                            $733            $983
                                                                                     ----------      ----------
                                                                                     ----------      ----------


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

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1995 was a negative $7,538,000, or a $1,800,000 decrease from the prior year end date of March 31, 1995. The significant changes in working capital were an increase of $1,550,000 in borrowings; a decrease of $1,714,000 in accounts payable and accrued liabilities, primarily due to a reduction in accounts payable for the hardware component of system sales; a decrease of $612,000 in accrued payroll and related benefits due to reduced headcount; and an increase of $1,916,000 in deferred revenue.

A major component of the Company's negative net working capital position consists of deferred revenues of $8,248,000 at December 31, 1995. Deferred revenues primarily represents prepaid maintenance fees from customers which are recognized ratably over the maintenance agreement terms. The increase is primarily due to a change in maintenance billings from monthly to quarterly and annual billing cycles. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payments to third parties.

Effective December 5, 1995, the Company's bank extended the Company's $5 million secured revolving credit facility through April 5, 1996, with terms, conditions and pricing substantially similar to the Company's maturing credit facility. The extension included modified loan agreement covenants, which the Company was in compliance with at December 31, 1995. As of December 31, 1995, borrowings under the Company's bank line of credit totaled $4,036,000 or 90% of total available borrowings.

The Company has developed a plan under which management believes the Company will achieve positive cash flow and profitability from operations. The plan requires continued access to a credit facility similar to the one the Company currently has in place, and some level of increased sales of systems and system upgrades and additional capital. The Company is currently pursuing alternative sources of capital to replace and/or supplement the existing line of credit. These alternative sources may include an additional credit agreement and issuance of substantial additional equity. Any issuance of additional equity would be dilutive to shareholders. While management believes that the Company will be successful in increasing sales and acquiring the required additional capital, there can be no assurances that this will occur, or that the Company will have sufficient cash in the near-term should the Company not be successful in acquiring the required additional capital.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's plan includes investments in and development of the Company's product, sales, and marketing efforts, the extent and timing of such investment dependent upon future financing. Consequently, depending upon the amount of additional capital, if any, available for future investment as a result of the Company's current efforts at raising capital, and the successful implementation and execution of the Company's new plan, the future recoverability of the Company's intangible assets could be impaired in a future period, resulting in a charge to earnings in the appropriate future period which could have a material adverse impact upon the Company's future earnings.

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Revenues for the third quarter ended December 31, 1995 were $10,064,000, representing a 24% decrease compared to the third quarter of the prior year. The Company recorded a net loss of $1,899,000 or $0.22 per share in the third quarter, compared to a net loss of $46,000 or $0.01 per share in the third quarter of the prior year.

Systems revenues of $2,698,000 for the third quarter of the current year reflect a decrease of 47% compared to the third quarter of the prior year. This decrease was primarily the result of decreased sales of system upgrades to existing customers. The decrease in system sales is the result of several factors, including increased competitive pressures, a decline in sales force productivity due to reorganization of the sales force, and a temporary, unforeseen complexity in the installation process of certain advanced features of the Company's latest product releases. These complexities have resulted in purchase decision delays in the marketplace. While the Company has taken measures to address these issues, there can be no assurances that the Company will successfully reverse the sales decline. Service revenues in the third quarter of the current year decreased $772,000 or approximately 9%, compared to the third quarter of the prior year. The decrease is primarily due to decreased training, consulting, and other revenues generated in conjunction with system sales.

Costs of revenues as a percentage of revenues were 64% in the current quarter, compared to the 57% in the third quarter of the prior year. Costs of systems revenues increased to 89% of systems revenues in the third quarter of the current fiscal year, compared to 62% in the third quarter of the prior fiscal year. The increase expressed in percentage terms is due to unfavorable absorption of fixed costs of systems revenues and competitive pressures on systems pricing. Costs of services revenues increased to 55% of services revenues in the third quarter of the current fiscal year, compared to 54% of services revenues in the third quarter of the prior fiscal year. The increase is primarily due to short term non-variability of the largest component of costs of service revenues, namely direct labor.

Product development expenses for the three months ended December 31, 1995 increased $227,000 or 21% compared to the third quarter of the prior fiscal year. The increased expense is primarily due to increased expenditures in the current quarter due to the use of outside consultants related to the research and development phase of the next generation of the Company's products.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expenses for the quarter ended December 31, 1995 decreased $191,000, or approximately 11%, from the comparable quarter in the prior year, primarily due to reduced headcount.

General and administrative expenses for the quarter ended December 31, 1995 were $2,049,000 compared to the $2,160,000 in the third quarter of the prior year. This decrease is primarily due to a reduction in headcount and overall spending reductions compared to the prior year. Partially offsetting this decrease is a charge of approximately $69,000 for severance and related expenses.

Interest expense in the quarter ended December 31, 1995 decreased $104,000, or 41%, compared to the third quarter of the prior year, primarily due to the conversion of the interest-bearing subordinated note payable into Series E Preferred Stock.

NINE MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994

Revenues for the nine months ended December 31, 1995 were $33,356,000, a decrease of $7,033,000 or 17%, compared to the nine months ended December 31, 1994. The decrease primarily was due to reduced system sales in the first nine months of fiscal 1996. The Company recorded a net loss of $4,046,000 or $0.48 per share, for the nine months ended December 31, 1995, compared to a net loss for the comparable period in the prior fiscal year of $1,510,000 or $0.21 per share.

Systems revenues for the nine months ended December 31, 1995 were $11,007,000, a decrease of $5,390,000 or 33%, compared to the same period of the prior year. The decrease is primarily due to decreased sales of system upgrades to existing customers.

Service revenues for the nine month period ended December 31, 1995, were $22,349,000, a decrease of approximately 7%, compared to the nine months ended December 31, 1994. The decrease is primarily due to decreased maintenance, training, and other revenues generated in conjunction with system sales.

Costs of revenues expressed as a percentage of revenues were 65% for the nine months ended December 31, 1995, compared to 61% for the same period of the prior year. Costs of systems revenues expressed as a percentage of revenues were 78% in the first nine months of fiscal 1996, compared to 67% for the nine months ended December 31, 1994. The increase expressed in percentage terms is due to unfavorable absorption of fixed costs of systems revenues and competitive pressures on systems pricing. Costs of service revenues expressed as a percentage of revenues were 58% in the first nine months of fiscal 1996, compared to 56% for the same period in the prior year. The increase is primarily due to the short term non-variability of the largest component of costs of service revenues, namely direct labor.

Product development expenses for the nine month period ended December 31, 1995 decreased $369,000 or 9%, compared to the same period of the prior fiscal year, primarily due to a higher rate of development costs capitalized. Spending was relatively flat compared to the prior year.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expenses for the nine months ended December 31, 1995 decreased $341,000, or 6%, compared to the comparable period in the prior year.

General and administrative expenses for the first nine months of fiscal 1996 decreased $518,000 or 9%, compared to the same period of fiscal year 1995. The decreased expense was primarily due to a reduction in headcount and overall spending reductions compared to the prior year. Offsetting the decrease was a charge of $135,000 for the relocation of certain functions from one of the Company's facilities to another, and a charge of $69,000 for severance and related expenses.

Amortization of goodwill, purchased software, customer lists, and noncompete agreements for the nine months ended December 31, 1995 decreased $92,000 or 8%, compared to the same period of the prior year.

Interest expense for the nine months ended December 31, 1995 was $457,000, a 34% decrease compared to the same period of the prior year. The decrease in interest expense is primarily due to the conversion of the interest-bearing subordinated note payable into Series E Preferred Stock and lower average short-term borrowings in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

                        DELPHI INFORMATION SYSTEMS, INC.

                           PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

NONE

(a.) EXHIBITS
                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                                December 31,                  December 31,
                                            1995           1994           1995           1994
                                            ----           ----           ----           ----
Primary earnings (loss) per share:
      Net (loss) income for
       calculation of primary
       earnings per share                  ($1,899)          ($46)       ($4,046)       ($1,510)

Weighted average number of
      shares outstanding (1)                 8,698          7,200          8,456          7,086

      Primary (loss) earnings
       per share (2)                        ($0.22)        ($0.01)        ($0.48)        ($0.21)
                                            -------        -------        -------        -------
                                            -------        -------        -------        -------

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

                                   DELPHI INFORMATION SYSTEMS, INC.



Date:     February 12, 1996        By /s M. Denis Connaghan
     -------------------------       ------------------------------
                                      M. Denis Connaghan
                                      President and Chief Executive Officer

                                   By /s Michael J. Marek
                                     --------------------
                                      Michael J. Marek
                                      Corporate Controller and Chief Accounting
                                       Officer