Form 10-K
period 1996-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1996-06-27
CIK 814549

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended March 31, 1996
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _______________ to _______________

                            Commission file number 0-15946

                           DELPHI INFORMATION SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

           Delaware                                            77-0021975
  (State or other jurisdiction                             (I.R.S. Employer
       of incorporation)                                Identification Number)
      3501 Algonquin Road
    Rolling Meadows, Illinois                                    60008
(Address of principal executive offices)                       (Zip Code)

          Registrant's telephone number including area code:  (847) 506-3100

             Securities registered pursuant to Section 12 (b) of the Act:
                                         None

             Securities registered pursuant to Section 12 (g) of the Act:


    Title of each class               Name of each exchange of which registered
    -------------------               -----------------------------------------
   Common Stock, par value                       NASDAQ SmallCap Market
     $0.10 per share

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

As of June 1, 1996, the number of shares of Common Stock outstanding was 29,849,724. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $61,565,000.

                         Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                           DELPHI INFORMATION SYSTEMS, INC.

                         INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                  Page Reference
                                                                  --------------
                        PART I
         Caption
         -------
Item 1.  Business                                                     3

Item 2.  Properties                                                   6

Item 3.  Legal Proceedings                                            6

Item 4.  Submission of Matters to a Vote of Security Holders          6

                        PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters                              7

Item 6.  Selected Financial Data                                      8

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9

Item 8.  Financial Statements and Supplementary Data                 16

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                      36

                        PART III

Item 10. Directors and Executive Officers of the Registrant          36

Item 11. Executive Compensation                                      37

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                       37

Item 13. Certain Relationships and Related Transactions              37

                        PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                         38

                                        PART I
ITEM 1.  BUSINESS
                                     INTRODUCTION


    Delphi is a leading provider of business application software and services for independent property and casualty insurance agencies, brokerages, managing general agents and insurance companies in the United States and Canada. Delphi develops, markets and supports software products that automate the operations of independent agents. The Company also has developed and markets an application system that integrates its application software products with other database products to help its customers manage their information needs.

    For fifteen years Delphi has provided application software solutions to large property and casualty agencies. In 1990, to meet the changing industry dynamics, Delphi began pursuing a strategy of obtaining market share through the acquisition of other application software businesses.

    Delphi's customer list includes a majority of the largest 100 brokerages and top 200 agencies in the United States and Canada, and provides a base for the introduction of new products and services. Delphi's software operates on approximately 75,000 workstations and terminals at more than 4,500 customer sites representing approximately two-thirds of all workstations and terminals installed in independent agencies.

    Delphi Information Systems, Inc. was founded in 1976 as Delphi Systems, Inc., a California corporation. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer.
In June, 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. The Company's executive offices are located at 3501 Algonquin Road, Rolling Meadows, Illinois 60008. Its telephone number is (847) 506-3100.

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

    Delphi has begun combining the complementary strong features of the six software products into one "best breed" software system, currently called "Common Delphi," that will serve as the front-end of Delphi's total business solution strategy. Common Delphi is intended to increase customer satisfaction through a comprehensive feature set and to lower Delphi's cost of research and development, marketing, and customer support by eliminating multiple systems. The first version of Common Delphi is currently in beta test.

    On September 16, 1995 Delphi Information Systems and IBM Corporation announced a strategic industry alliance under which they will jointly market in the distribution segment of the insurance industry. Delphi and IBM will work together to deliver turnkey solutions built upon Delphi's new generation of agency management systems and IBM's hardware, software, and service offerings. This alliance will facilitate the integration of Lotus Notes and DB2 with Delphi's products.

    The systems offered by the Company range in price from $35,000 to over $1,000,000 for multiple site global brokers. While the largest systems offered by the Company support in excess of 400 terminals, smaller systems can accommodate less than 10 users. No individual customer represented more than 10% of total revenues in fiscal 1996, 1995, or 1994.

    In addition to systems sales to new customers, the Company provides upgrades of software and hardware to its existing customers as well as additional computer products. These products consist of various software, terminals, processor memory, storage devices, and central processing units.

    A significant portion of the Company's business comes from the maintenance of the Company's proprietary software. In addition, hardware maintenance is purchased by the Company for its customers from third parties. The Company's customers enter into maintenance contracts under which the Company agrees to service the software and hardware for varying periods of time after the expiration of the warranty period. Consulting services, customized programming and training, which are billed separately, are also provided to the customers who desire specific assistance or enhancement of their systems.

    Delphi historically has been a vendor of hardware but is in the process of exiting that business. Profit margins in the computer hardware business are slim and declining. Delphi has signed an agreement to outsource the hardware function, allowing Delphi to remain a full service provider while improving the level of customers' satisfaction with their computer hardware. In addition, the agreement provides for commission payments to Delphi for both computer hardware sales and hardware maintenance agreements, allowing Delphi to receive high margin revenue from hardware sales.

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

    PRODUCT DEVELOPMENT. At the end of fiscal 1996, the Company employed 96 full-time employees engaged in product development and maintenance activities. These activities consist of researching and developing enhancements to the software such as adding new functionality, improving usefulness, adapting the software to newer software and hardware technologies and increasing systems responsiveness.

    Product development expenditures prior to capitalization of software were $6,486,000, $6,550,000 and $6,251,000 in fiscal 1996, 1995 and 1994, respectively. The Company strongly believes in the importance of maintaining and enhancing its technology and expects to continue to invest substantial amounts in research and development in the future.

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

    PROPRIETARY RIGHTS. The Company regards its applications software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company's software is unpatented.

    EMPLOYEES. At March 31, 1996, the Company employed 326 persons, including 53 in sales and marketing, 96 in product development, 152 in customer service and operations, and 25 in general management, administration and finance. None of the Company's employees is presently covered by a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

    All of the Company's office facilities are leased. The Company's corporate headquarters is in Rolling Meadows (Chicago), Illinois, where it occupies approximately 15,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Rolling Meadows. The Company also has operational facilities in Burlington, Massachusetts of 23,400 square feet, Pittsburgh, Pennsylvania, of 17,500 square feet, Scarborough, Ontario Canada of 6,012 square feet, Walnut Creek, California of 15,241 square feet, and Scottsdale, Arizona of 10,000 square feet. In addition, the Company has 32,600 square feet of office space in Westlake Village, California which it is attempting to sublet and relocate to a smaller, more cost-effective facility. Also, the Company leases 11,000 square feet of space in East Lansing, Michigan, which the Company plans to sublet on or about April 1, 1997. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under leases.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party, and none of its property is subject to, any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
    STOCKHOLDER MATTERS


MARKET INFORMATION

    The principal market for the Company's common stock (NASDAQ Symbol DLPH) is the SmallCap Market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). As of June 1, 1996, there were 358 shareholders of record.

    The Company has not paid dividends on its common stock to date. There are no plans in the near future to do so.

    The following tables sets forth the high and low bid prices for common stock for each calendar quarter in the two year period ending March 31, 1996.


         FISCAL 1995               HIGH       LOW
         -----------               ----       ---
         First quarter           $ 4.00    $ 3.13
         Second quarter            3.50      0.88
         Third quarter             1.63      0.53
         Fourth quarter            1.88      0.69

         FISCAL 1996               HIGH       LOW
         -----------               ----       ---
          First quarter          $ 2.38    $ 0.88
         Second quarter            3.13      2.00
         Third quarter             2.63      0.88
         Fourth quarter            1.50      0.69


ITEM 6.  SELECTED FINANCIAL DATA

                          CONSOLIDATED FINANCIAL HIGHLIGHTS
                        (In thousands, except per share data)


                                       1996           1995           1994           1993           1992
                                       ----           ----           ----           ----           ----

RESULTS OF OPERATIONS:
Revenues                           $  44,081      $  53,040      $  53,605      $  51,607      $  44,605
Operating (loss) income              (11,120)          (597)        (8,160)           947         (8,684)
Net (loss) income                  $ (11,833)     $  (1,681)     $ ( 8,922)     $     531      $  (9,064)

EARNINGS PER SHARE:
Net (loss) income                  $   (1.37)     $   (0.23)     $   (1.34)     $    0.07      $   (1.53)

Shares used in computing per
share data (1)                         8,621          7,306          6,672          7,897          5,922

FINANCIAL POSITION:
Assets                             $  20,389      $  27,547      $  31,947      $  24,735      $  24,232
Short term debt                        3,030          2,486          4,029          3,574            867
Long term debt                         1,500          4,250          4,125            --           2,454
Stockholders' equity (deficit)     $  (3,346)     $   4,553      $   6,231      $   9,727      $   3,718


(1) Weighted average common and common equivalent shares, where applicable, were used to compute per share data in all periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The insurance industry has experienced major consolidation and restructuring driven by slower premium growth and tighter margins. Industry participants historically have been fragmented and poorly integrated, leading to the inefficient delivery of high cost, high price products and services. The Company's management believes that the insurance industry will experience significant changes during the next two to three years in order to remedy these deficiencies. These changes may create opportunities for innovation in products, services and process automation.

    The role of the independent agency distribution system has changed little until recently. Historically, buyers of insurance purchased insurance protection from an independent agent who secured policies directly from an insurer. While the method of distribution and the details of the policy have, over time, increased in complexity, certain fundamental activities of a traditional insurance transaction have remained constant. The agent served primarily as the sales arm in the process, and insurer as the risk bearer, who typically performed risk analysis and pricing functions. The agent was also primarily responsible for servicing the customer and providing risk management and consulting services.

    Company management believes that the insurance industry in the future is likely to be characterized by industry automation efforts as opposed to separate insurance company automation and independent agency automation. This industry automation solution may well connect many insurance industry participants electronically and integrate the workflow across different enterprises through computer networks. Industry wide team computing would allow both improved efficiency and marketing innovation.

    The Company believes that major efficiencies will be gained in the property and casualty distribution network. Replacing paper-based transactions with electronic integration solutions should enable all participants -- carriers, wholesalers, independent agencies, information providers, and the insured -- to decrease the cost of entering information for new policies, renewals, endorsements and inquiries. Electronic integration also reduces errors and improves response time. The Company believes that computer software/information services are likely to replace transfer of information between independent agencies and insurance carriers by mail, facsimile, by telephone, or by dedicated terminals supplied by carriers.

    The Company's strategy is to expand its market from that of the agency automation vendor to industry automation solution provider. Delphi also intends to attempt to shift its revenue base from annual license fees to transaction based revenue and fee based services. The focus will include, in addition to the Company's historical base, adding efficiency to independent agencies and adding quality and value to the entire insurance distribution system. Delphi intends to develop and provide products and services aimed at providing automation through the entire property and casualty insurance distribution network.

    The Company's success and profitablity will be dependent on its ability to develop a new application system product which is compatible with its existing products as well as its ability to strategically shift its business from selling computer hardware and application software to becoming a provider of outsourced processing services. In addition, the Company continually must develop product enhancements and new products that keep pace with continuing changes in computer hardware and software technology and satisfy the needs of its customers. The Company is developing a new application system, Common Delphi, which is currently in beta testing. To a significant extent, the Company's future operating results will be dependent upon the success of this product. While the Company has identified several of the outsourcing services that it intends to provide, none of these service offerings has been developed or is ready for marketing. There can be no assurances that the Company will be successful in adequately addressing changing technologies, that it can introduce services and products to the marketplace on a timely basis, or that its new services and new or enhanced products will be successful in the marketplace on timely basis, or that its new services and new or enhanced products will be successful in the marketplace. Any failure to successfully introduce such services and products will materially impact the Company's existing business and its future profitability.

    The Company has experienced losses in each of its last two years and in each quarter of the current fiscal year. The Company attributes these losses primarily to a soft market, or possibly a changed market, for insurance agency automation equipment by reason of the relatively lower profitablity of independent agencies during the last three years as compared with earlier periods, industry-wide consolidation and customer dissatisfaction with certain products and their concern regarding the Company's financial statements. The Company has taken steps to reduce costs, strengthen its management and improve its product offering so as to be in a position to achieve profitability as market conditions improve, but no assurances can be given that those steps will be successful and help the Company achieve profitability. The Company cannot survive continued operating losses indefinitely, and consequently, may be forced to raise additional funds or further restructure it business.

Results of Operations - The table below sets forth, for the fiscal periods indicated, the percentage of revenues represented by each item reflected in the Company's consolidated statements of operations, and the percentage increase (decrease) in each item of revenue, cost and expense from the prior fiscal period.


                      CONSOLIDATED STATEMENTS OF OPERATIONS DATA


                                                                                       Year to Year Percentage
                                                                                         Increase (Decrease)
                                                 Percentage of Revenues             -----------------------------
                                                   Year Ended March 31,               Fiscal 1996   Fiscal 1995
                                          --------------------------------------        versus        versus
                                            1996           1995           1994        Fiscal 1995   Fiscal 1994
- ------------------------------------------------------------------------------------------------------------------
REVENUES:
 Systems                                     32.8%          39.8%          49.4%        (31.6)%        (20.3)%
 Services                                    67.2%          60.2%          50.6%         (7.2)%          17.8%
- ------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              100.0%         100.0%         100.0%        (16.9)%         (1.0)%

COSTS OF REVENUES:
 Systems                                     26.3%          26.5%          35.2%        (17.3)%        (25.6)%
 Services                                    39.1%          33.9%          31.5%         (4.1)%           6.4%
- ------------------------------------------------------------------------------------------------------------------
TOTAL COST OF REVENUES                       65.4%          60.4%          66.7%         (9.9)%          10.5%
- ------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                 34.6%          39.6%          33.3%        (27.5)%          17.9%
OPERATING EXPENSES:
 Product development                         11.5%          10.2%           7.4%         (6.2)%          36.4%
 Sales and marketing                         14.6%          12.9%          14.7%         (6.4)%        (12.6)%
 General and administrative                  17.4%          14.6%          11.7%         (0.8)%          23.0%
 Amortization of goodwill,
   customer lists and non-
   compete agreements                         3.4%           3.1%           2.6%         (9.7)%          16.5%
 Consolidation, repositioning
   and restructuring charges                 13.0%            --           12.1%             *        (100.0)%
- ------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                     59.9%          40.8%          48.5%          21.9%        (16.8)%
- ------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                             (25.3)%         (1.2)%        (15.2)%        1762.6%          92.7%

Interest expense                              1.4%           1.8%           1.2%        (36.5)%          47.3%
- ------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                   (26.7)%         (3.0)%        (16.4)%         660.5%        (82.5)%
Income tax provision                          0.3%         (0.3)%           0.2%        (18.6)%          15.7%
NET LOSS                                   (27.0)%         (3.3)%        (16.6)%         603.9%        (81.2)%
- ------------------------------------------------------------------------------------------------------------------


* PERCENTAGE HAS BEEN INTENTIONALLY OMITTED BECAUSE SUCH PERCENTAGE IS NOT MEANINGFUL.

Revenues - The Company's revenues are derived from two sources, systems agreements and service fees. Systems agreements with the Company's customers include the delivery of the Company's proprietary software with the computer hardware and software of third parties. Service fees include fees for maintenance, training and consulting services related to the Company's proprietary software, as well as sales of the Company's proprietary software which is not bundled with hardware or software of third parties. The Company recongizes revenue consistent with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1.

Revenues decreased 16.9% in fiscal 1996, and decreased 1% in fiscal 1995. The decrease in fiscal 1996 was primarily due to decreased sales of system upgrades to existing customers. The decrease in system sales was the result of several factors, including increased competitive pressures, an overall decline in both the cost and resale price of hardware which the Company resold to customers, a decline in sales force productivity due to reorganization of the sales force, and a temporary, unforseen complexity in the installation process of certain advanced features of the Company's latest product releases.

Costs of Systems Revenues - Costs of systems revenues include costs of computer hardware and third party software, along with costs associated with the purchase and installation of hardware and software products, and the amortization of capitalized software development costs. Costs of systems revenues, as a percentage of systems revenues, were 80.3%, 66.5% and 71.2% in fiscal 1996, 1995, and 1994, respectively. Changes in the percentage of costs of systems expressed as a percentage of revenues are primarily a result of a changing mix of products sold by the Company and a decline in margin on the resale of third-party hardware.

Costs of Service Revenues - Costs of service revenues include costs associated with maintenance, consulting and training services, and payments made to third party hardware maintenance vendors. Costs of service revenues as a percentage of service revenues were 58.2%, 56.3% and 62.3% in fiscal 1996, 1995, and 1994, respectively. In fiscal 1996 the increase was primarily due to short-term non-variability of the largest component of costs of services revenues, namely direct labor, during a period when service revenues were declining. In fiscal 1995, an increase in sales of the Company's proprietary software which was not bundled with third party hardware increased service revenues and decreased costs of service revenues expressed as a percentage of service revenues.

Product Development Expenses - Product development expenses, net of capitalized software costs, were $5,051,000, $5,384,000 and $3,948,000 in fiscal 1996, 1995, and 1994, respectively. The decrease in fiscal 1996 is primarily the result of increased capitalization of software due to increased outside consulting expenditures for new product development. The increase in fiscal 1995 is primarily a result of a decrease in the amount of development spending capitalized due to a greater relative proportion of spending in product research, combined with an increase in spending levels. Product development expenditures, including those which were capitalized, were $6,486,000, $ 6,550,000 and $6,251,000, respectively, in fiscal years 1996,
1995, and 1994.

Sales and Marketing Expenses - Sales and marketing expenses decreased 6.4% in fiscal 1996, compared to a decrease of 12.6% in fiscal 1995. The decrease in fiscal 1996 is primarily due to a reduction in the sales force headcount. The decrease in fiscal 1995 was primarily due to a one-time charge in 1994 associated with the elimination and consolidation of certain expenses.

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

General and Administrative Expenses - General and administrative expenses decreased 0.8% in fiscal 1996, and increased 23.0% in fiscal 1995. The decrease in fiscal 1996 was primarily due to a reduction in headcount and overall spending reductions, partially offset by severance and relocation costs for certain Company personnel. The increase in fiscal 1995 was primarily due to increased general and administrative expenses as a result of the December, 1993, acquisitions of Mountain States and Insurnet, as well as severance costs for certain Company officers in fiscal 1995.

Amortization of Goodwill, Customer Lists and Noncompete Agreements - Goodwill and noncompete agreements are costs from the acquisitions of Insurnet and Mountain States in December, 1993 and other acquisitions since fiscal 1992. Amortization expense decreased 9.7% in fiscal 1996, compared to an increase of 16.5% in fiscal 1995. The decrease in fiscal 1996 is the result of some assets becoming fully amortized in the current year. The increase in the prior fiscal year is attributable to the Insurnet and Mountain States acquisitions in December 1993. The Company follows a policy of periodic evaluation of the carrying value of its intangible assets. See Note 2 of Notes to Consolidated Financial Statements of the Company.

Interest Expense - The Company had interest expense of $599,000 in fiscal 1996, compared to $944,000 in fiscal 1995 and $641,000 in fiscal 1994. The decrease in fiscal 1996 was due to decreased average borrowings compared to the prior fiscal year. The increase in fiscal 1995 was due to higher interest rates.

Income Tax Provision - The effective tax rates under SFAS No. 109 for fiscal years 1996, 1995, and 1994, were 1.0%, 9.0% and 1.4%, respectively. Lower than statutory effective tax rates and tax benefits are due to the operating losses.

Due to the Company's recurring losses, net operating loss carryforwards have been generated for income tax purposes. The Company continues to provide a valuation allowance against this and all other net deferred tax assets, thus no income tax benefit has been recorded. The tax provision relates to certain state and foreign income taxes.

Liquidity and Capital Resources - Working capital was a negative $11,367,000 at March 31, 1996, compared to a negative $5,738,000 at March 31, 1995. The working capital deficit increased during fiscal 1996 as the result of a decrease in prepaid expenses and other assets due to the amortization and write off of the short-term portion of noncompete agreements and an increase in deferred revenue due to a change in the customer support billing cycle from monthly to quarterly.

The Company's negative net working capital position is primarily a result of deferred revenues of $10,031,000 at March 31, 1996, representing prepaid maintenance fees from its customers which are recognized as revenue ratably over the maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and does not require a payment to a third party.

Net cash provided by operating activities was $1,094,000, $2,700,000 and $288,000 for fiscal years ended in 1996, 1995, and 1994, respectively. Although the Company reported a net loss in fiscal years 1996 and 1995, cash provided by operating activities was positive because a substantial portion of the loss was related to non-cash items, including the amortization of goodwill and capitalized software and the consolidation, repositioning and restructuring charge.

Cash used in investing activities was $2,028,000, $2,305,000 and $4,362,000 for the fiscal years ended 1996, 1995, and 1994, respectively.

Cash from financing activities reflects the Company's borrowing and payment activities on its line of credit, proceeds from the convertible promissory note, proceeds from the exercise of options under the Company's various stock option plans and the issuance of preferred stock. In fiscal 1996, the Company raised $433,000 in cash from the exercise of employee stock options. In fiscal 1995, the Company received proceeds from the issuance of the remaining $125,000 of the $1,500,000 of Convertible Promissory Notes, of which $1,375,000 was raised in fiscal 1994.

The Company had a line of credit agreement with a bank totaling $5 million which expired on June 5, 1996. Borrowings under the line of credit were generally limited to 75% of qualified accounts receivable, increasing to 80% for a forty-five day period each quarter. At March 31, 1996, the Company had borrowed $2,606,000 on its line of credit, compared to $2,486,000 on March 31, 1995. The credit agreement required that the Company maintain certain minimum financial ratios. It also restricted certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends. The interest rate on the line of credit was prime plus 3.5%. At March 31, 1996, $1,438,000 remained available for borrowing under the line of credit. The Company is currently in active negotiations to replace the expired line of credit. While the Company expects to be successful in such negotiations, there can be no assurances that this will occur. As of the date of expiration, the Company had no borrowings outstanding under the line of credit.

In May 1996, the Company completed a private equity placement providing gross proceeds of $10,700,000 to the Company. Under the terms of the placement, the Company issued 10,700,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilution adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after their date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after the issuance of the redeemable warrants if the closing bid price for the common stock is above $2.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

The private equity placement provided net proceeds of approximately $9,478,000 to the Company. The proceeds will be used for product research and development, to strengthen the Company's sales and marketing organization, to reduce debt, to strengthen working capital, and to continue the consolidation of Delphi's operations. In addition, the Company may use proceeds to make strategic investments in complementary businesses.

In conjunction with the equity placement, the Company converted its outstanding Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock into 8,747,570 shares of common stock. In addition $1,500,000 in outstanding promissory notes were converted into 1,500,000 units, identical to those described above.

The statements contained in this MD&A and elsewhere in this 10K that are not historical facts are forward-looking statements subject to the safe harbor created by Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in 1995. Implementation is required in the fiscal year commencing January 1, 1996. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans. The Company is currently evaluating the impact this statement will have on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Delphi Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of March 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

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





                                                    Arthur Andersen LLP

Chicago, Illinois
May 17, 1996

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (In thousands, except for share amounts)


AS OF MARCH 31
ASSETS                                                                   1996           1995
CURRENT ASSETS:                                                        -----------------------
Cash                                                                   $    920       $    877
Accounts receivable, less allowances of $922
   and $687, respectively                                                 8,079          7,639
Inventories                                                                 592            983
Prepaid expenses and other assets                                           365          1,424
                                                                       --------       --------
   TOTAL CURRENT ASSETS                                                   9,956         10,923
Property and equipment, net                                               2,869          3,630
Software development costs, net                                           4,407          4,389
Goodwill and customer lists, net                                          1,182          5,284
Purchased software, net                                                   1,845          2,484
Other assets                                                                130            837
                                                                       --------       --------
TOTAL ASSETS                                                           $ 20,389       $ 27,547
                                                                       --------       --------
                                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable                                                          $  3,030       $  2,486
Accounts payable and accrued liabilities                                  6,823          6,402
Accrued payroll and related benefits                                      1,439          1,441
Deferred revenue                                                         10,031          6,332
                                                                       --------       --------
   TOTAL CURRENT LIABILITIES                                             21,323         16,661
Convertible promissory notes                                              1,500          1,500
Subordinated note payable                                                     0          2,750
Excess lease liability                                                      824          1,445
Other liabilities                                                            88            638
                                                                       --------       --------
TOTAL LIABILITIES                                                        23,735         22,994
                                                                       --------       --------

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stocks, $.10 par value, 2,000,000 shares authorized,
   Series B, 0 and 9,205 shares issued and
       outstanding, respectively                                              0            780
   Series C, 36,268 shares issued and outstanding                         3,570          3,570
   Seried D, 16,356 shares issued and outstanding                         3,655          3,655
Common stock, $.10 par value:
   Non-designated, 50,000,000 shares authorized
       10,307,700 and 7,979,173 issued and
       outstanding, respectively                                          1,031            798
Additional paid-in capital                                               23,019         18,507
Accumulated deficit                                                     (34,727)       (22,894)
Cumulative foreign currency translation adjustment                          106            137
                                                                       --------       --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (3,346)         4,553
                                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 20,389       $ 27,547
                                                                       --------       --------
                                                                       --------       --------


The accompanying notes are an integral part of these consolidated financial statements.

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

YEAR ENDED MARCH 31                                            1996           1995           1994
REVENUES:                                                    --------------------------------------
Systems                                                      $ 14,440       $ 21,100       $ 26,485
Services                                                       29,641         31,940         27,120
                                                             --------       --------       --------
   TOTAL REVENUES                                              44,081         53,040         53,605

COSTS OF REVENUES:
Systems                                                        11,601         14,027         18,862
Services                                                       17,238         17,983         16,906
                                                             --------       --------       --------
   TOTAL COST OF REVENUES                                      28,839         32,010         35,768
                                                             --------       --------       --------
   GROSS MARGIN                                                15,242         21,030         17,837

OPERATING EXPENSES:
Product development                                             5,051          5,384          3,948
Sales and marketing                                             6,442          6,879          7,873
General and administrative                                      7,658          7,718          6,273
Amortization of goodwill, customer lists and
   noncompete agreements                                        1,487          1,646          1,413
Consolidation, repositioning and restructuring charges          5,724             --          6,490
                                                             --------       --------       --------
   TOTAL OPERATING EXPENSES                                    26,362         21,627         25,997
                                                             --------       --------       --------
   OPERATING LOSS                                             (11,120)          (597)        (8,160)

Interest expense                                                  599            944            641
                                                             --------       --------       --------

Loss before income taxes                                      (11,719)        (1,541)        (8,801)
Income tax provision                                              114            140            121
                                                             --------       --------       --------

Net loss                                                     ($11,833)       ($1,681)       ($8,922)
                                                             --------       --------       --------
                                                             --------       --------       --------

Net loss  per common share                                     ($1.37)        ($0.23)        ($1.34)
                                                             --------       --------       --------
                                                             --------       --------       --------

Weighted average common shares and common share
   equivalents outstanding                                      8,621          7,306          6,672
                                                             --------       --------       --------
                                                             --------       --------       --------


The accompanying notes are an integral part of these consolidated financial statements.

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (In thousands, except for shares outstanding)


                                                                           PREFERRED STOCK
                                       ----------------------------------------------------------------------------------------
                                           SERIES A:         SERIES B:         SERIES C:         SERIES D:         SERIES E
                                      SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                       ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1993               16,577   $3,703   61,950   $5,250      --      $ --      --      $ --      --     $ --
                                       ----------------------------------------------------------------------------------------
Net loss                                  --       --       --       --       --       --       --       --       --       --
Redshaw acquisition adjustment
Exercise of stock options                 --       --       --       --       --       --       --       --       --       --
Exercise of options under employee
  stock purchase plan                     --       --       --       --       --       --       --       --       --       --
Issuance of common stock
  in conjunction with the
  acquisitions of Mountain
  Systems International, Inc.
  and Insurnet, Inc.                      --       --       --       --       --       --       --       --       --       --
Issuance of Series C
  Preferred Stock                         --       --       --       --   36,268    3,570       --       --       --       --
Translation adjustment                    --       --       --       --       --       --       --       --
                                       ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994               16,577    3,703   61,950    5,250   36,268    3,570        0        0        0        0
                                       ----------------------------------------------------------------------------------------
Net loss                                  --       --       --       --       --       --       --       --       --       --
Conversion of Series A,                   --       --       --       --       --       --       --       --       --       --
  Preferred Stock                    (16,577)  (3,703)      --       --       --       --   16,356    3,655       --       --
Conversion of Series B,                   --       --       --       --       --       --       --       --       --       --
  Preferred Stock                         --       --  (52,745)  (4,470)      --       --       --       --       --       --
Mountain States'                          --       --       --       --       --       --       --       --       --       --
  acquisition adjustment                  --       --       --       --       --       --       --       --       --       --
Translation adjustment                    --       --       --       --       --       --       --       --       --       --
                                       ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                    0        0    9,205      780   36,268    3,570   16,356    3,655        0        0
                                       ----------------------------------------------------------------------------------------
Net loss                                  --       --       --       --       --       --       --       --       --       --
Exercise of stock options                 --       --       --       --       --       --       --       --       --       --
Exercise of options under employee
  stock purchase plan                     --       --       --       --       --       --       --       --       --       --
Mountain States'
  acquisition adjustment                  --       --       --       --       --       --       --       --       --       --
Conversion of Note Payable to
  Series E Preferred Stock                --       --       --       --       --       --       --       --   63,426    3,125
Conversion of Series B
  Preferred Stock                         --       --   (9,205)    (780)      --       --       --       --       --       --
Conversion of Series E
  Preferred Stock                         --       --       --       --       --       --       --       --  (63,426) (3,125)
Translation adjustment                    --       --       --       --       --       --       --       --       --       --
                                       ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                    0       $0        0       $0   36,268   $3,570   16,356   $3,655        0       $0
                                       ----------------------------------------------------------------------------------------


                                           COMMON STOCK           ADDITIONAL                     FOREIGN
                                    ------------------------        PAID-IN      ACCUMULATED   TRANSLATION
                                      SHARES          AMOUNT        CAPITAL        DEFICIT      ADJUSTMENT
                                   -----------------------------------------------------------------------
BALANCE, MARCH 31, 1993            6,528,369           $653        $12,333       ($12,291)           $79
                                   -----------------------------------------------------------------------
Net loss                                  --             --             --         (8,922)            --
Redshaw acquisition adjustment        50,687              5            236             --             --
Exercise of stock options             17,023              2             54             --             --
Exercise of options under employee
  stock purchase plan                    453                             3             --             --
Issuance of common stock
  in conjunction with the
  acquisitions of Mountain
  Systems International, Inc.
  and Insurnet, Inc.                 414,883             41          1,459             --             --
Issuance of Series C
  Preferred Stock                         --             --             --             --             --
Translation adjustment                    --             --             --             --             56
                                   -----------------------------------------------------------------------
BALANCE, MARCH 31, 1994            7,011,415            701         14,085        (21,213)           135
                                   -----------------------------------------------------------------------
Net loss                                  --             --             --         (1,681)            --
Conversion of Series A,
  Preferred Stock                     24,995              3             46             --             --
Conversion of Series B,
  Preferred Stock                    879,083             88          4,382             --             --
Mountain States'
  acquisition adjustment              63,680              6             (6)            --             --
Translation adjustment                    --             --             --             --              2
                                   -----------------------------------------------------------------------
BALANCE, MARCH 31, 1995            7,979,173            798         18,507        (22,894)           137
                                   -----------------------------------------------------------------------
Net loss                                  --             --             --        (11,833)            --
Exercise of stock options            121,000             12             64             --             --
Exercise of options under employee
  stock purchase plan                255,406             26            333             --             --
Mountain States'
  acquisition adjustment             339,280             34            371             --             --
Conversion of Note Payable to
  Series E Preferred Stock                --             --             --             --             --
Conversion of Series B
  Preferred Stock                    191,781             19            761             --             --
Conversion of Series E
  Preferred Stock                  1,421,060            142          2,983             --             --
Translation adjustment                    --             --             --             --            (31)
                                   -----------------------------------------------------------------------
BALANCE, MARCH 31, 1996           10,307,700         $1,031        $23,019       ($34,727)          $106
                                   -----------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

YEAR ENDED MARCH 31                                                       1996           1995           1994
                                                                        ---------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                               ($11,833)       ($1,681)       ($8,922)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                             1,434          1,495          1,248
Amortization of capitalized software development costs                    1,245          1,128            979
Amortization of purchased software                                          582            436             --
Amortization of goodwill, customer lists and noncompete agreements        1,487          1,646          1,413
Write off of capitalized software development costs                         173             --          1,878
Write off of goodwill, customer lists, and noncompete agreements          5,017             --             --
Loss on disposal of fixed assets                                            (85)            76            318
Excess lease cost                                                          (620)          (638)         2,083
Other                                                                        --             --            134
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
   ACQUISITION OF BUSINESSES:
Accounts receivable, net                                                   (440)         1,876            522
Inventories                                                                 391             25            690
Prepaid expenses and other assets                                          (635)          (550)           (12)
Accounts payable and accrued liabilities                                    797         (1,250)           262
Accrued payroll and related benefits                                         (2)           (48)          (141)
Other liabilities and deferred revenue                                    3,614            183           (220)
                                                                        ---------------------------------------
Net cash provided by operating activities                                 1,125          2,698            232
                                                                        ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (590)          (718)        (1,435)
Expenditures for capitalized software development                        (1,435)        (1,166)        (2,303)
Purchased software                                                           (3)          (177)          (332)
Cash outlays for acquisitions, net of cash acquired                           0           (244)          (292)
                                                                        ---------------------------------------
Net cash used in investing activities                                    (2,028)        (2,305)        (4,362)
                                                                        ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                               (10,071)        (3,550)        (8,653)
Borrowings on notes payable                                              10,615          2,250          8,366
Proceeds from exercise of stock options and
   employee stock purchase plan                                             433             --             59
Proceeds from issuance of convertible promissory notes                       --            125          1,375
Proceeds from issuance of preferred stock                                    --             --          3,443
                                                                        ---------------------------------------
Net cash provided by (used in) financing activities                         977         (1,175)         4,590
                                                                        ---------------------------------------
Foreign currency translation adjustment                                     (31)             2             56
Net increase (decrease) in cash                                              43           (780)           516
Cash at the beginning of the year                                           877          1,657          1,141
                                                                        ---------------------------------------
Cash at the end of the year                                             $   920        $   877        $ 1,657
                                                                        ---------------------------------------
                                                                        ---------------------------------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                           $   884        $   594        $   407
Taxes paid                                                                   65            140            135
NON-CASH TRANSACTIONS:
Common stock, preferred stock, subordinated convertible
   debentures and notes payable issued for acquisitions                 $ 3,591        $   450        $ 5,229


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

From January 1991, to December 1993, the Company acquired eight companies in similar or complementary lines of business, including the March, 1993, acquisition of Continental Systems, Inc. ("Continental") and the December, 1993, acquisitions of Mountain Systems International, Inc. ("Mountain States") and Insurnet, Inc. ("Insurnet") noted below. The Company's recent efforts have been, and will continue to be, to streamline and consolidate operations which will result in cost savings and/or enhanced customer service.

On December 16, 1993, the Company acquired all of the outstanding stock of Mountain States of Scottsdale, Arizona, for consideration of 311,320 shares of the Company's common stock and a note payable of $500,000, which was paid in January, 1994. Per the terms of the merger agreement, an additional 63,680 shares were issued in December, 1994, for a total of 375,000 shares. In addition, the shareholders of Mountain States earned an additional 339,280 shares based upon growth in sales. The acquisition became effective on December 23, 1993.

On December 30, 1993, the Company acquired all of the issued and outstanding capital stock of Insurnet, a wholly-owned subsidiary of Pacific Insurance Company, in exchange for a $5,000,000 principal amount, $2,750,000 carrying value subordinated note bearing interest at 6%, due June 30, 1996 (see Note
10), 103,563 shares of the Company's common stock, and a non-interest bearing $250,000 principal amount, $237,500 carrying value note, which was paid in March, 1995.

Both acquisitions have been accounted for as purchases. Accordingly, the results of Mountain States have been recorded in the financial statements commencing on December 24, 1993, and the results of Insurnet have been recorded in the financial statements commencing on December 31, 1993. The excess of the cost of the acquisitions over the net fair value of identifiable assets and liabilities assumed at the date of acquisition was recorded as purchased software (Mountain States) and goodwill (Insurnet) and amortized on a straight-line basis over five years for Mountain States, and on a straight-line basis over ten years for Insurnet.

Proforma revenues, net loss and loss per share of the Company for the year ended March 31, 1994, are presented as though the Mountain States and Insurnet operations had been combined with the Company at the beginning of the period. The proforma results do not reflect any changes in operations which may occur as a result of the mergers.

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

Revenue Recognition - The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1, "Software Revenue Recognition". System revenues consist of revenues earned under software license agreements and revenues from computer hardware purchased by customers of the Company. When all components necessary to run the system have been shipped and only insignificant post-delivery obligations remain, revenue and costs are recognized based upon the sales price and the cost of specific items shipped.

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

Software Development Costs - The Company capitalizes internally generated software development costs in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs, through costs of systems revenues, begins when the products are available for general release to customers. The annual amortization is the greater of the amount computed using
(a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross product revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. The maximum amortization period on a straight-line basis is five years. Capitalized software costs are amortized on a product-by-product basis. Amortization of capitalized software development costs was $1,245,000, $1,128,000 and $979,000 in fiscal 1996, 1995, and 1994, respectively.

Net software development costs at March 31, 1996 and 1995 consist of the following (in thousands):






                                                  1996           1995
- --------------------------------------------------------------------------------
Total software development costs capitalized     $6,672         $5,496
Less accumulated amortization                    (2,265)        (1,107)
- --------------------------------------------------------------------------------
                                                 $4,407         $4,389
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

During the fourth quarter of fiscal 1996, the Company wrote down its capitalized software development costs by $259,351, and its accumulated amortization by $86,178 (see Note 4).

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

Goodwill and Customer Lists - Intangible assets relate to the excess of the cost of acquisitions over the net fair value of identifiable assets and liabilities and value assigned to customer lists. These costs are being amortized on a straight-line basis over five to ten years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets may warrant revision or that the remaining balance of the intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's sufficiency of operating income and related cash flow over the remaining life of the intangible assets in measuring whether the intangible assets' value is recoverable. If management's assessment or other facts and circumstances pertaining to the recoverability of intangible assets of a particular business unit were to change, including their estimate of future operating income and related cash flows, the Company would adjust the carrying value of the intangible assets as appropriate. In fiscal 1996, the Company decreased the carrying value of certain of these assets by $5,017,000, to reflect the impairment of the recoverability of those assets (see Note 4). As of March 31, 1996, and 1995, the accumulated amortization was $968,000 and $2,306,000, respectively. Amortization of goodwill and customer lists was $833,000, $823,000 and $649,000 in fiscal 1996, 1995, and 1994, respectively.

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

Other Assets - Other assets consist primarily of noncompete agreements as well as miscellaneous long-term deposits.

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

Loss Per Common Share - Loss per common share for fiscal 1996, 1995, and 1994 is based on the weighted average number of common shares outstanding. The effect of common share equivalents is not included in the loss per common share calculation for fiscal 1996, 1995 and 1994 because inclusion would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in 1995. Implementation of SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in fiscal 1996. This adoption did not have a significant impact on the Company's consolidated financial statements.

NOTE 3 - PRIVATE EQUITY PLACEMENT:

In May 1996, the Company completed a private equity placement providing gross proceeds of $10,700,000 to the Company. Under the terms of the placement, the Company issued 10,700,000 units at a price of $1.00 per unit. Each unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after their date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after the issuance of the redeemable warrants if the closing bid price for the common stock is above $2.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

The private equity placement provided net proceeds of approximately $9,478,000 to the Company. The proceeds will be used for product research and development, to strengthen the Company's sales and marketing organization, to reduce debt, to strengthen working capital, and to continue the consolidation of Delphi's operations. In addition, the Company may use proceeds to make strategic investments in complementary businesses.

In conjunction with the equity placement, the Company converted its outstanding Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock into 8,747,570 shares of common stock. In addition $1,500,000 in outstanding promissory notes were converted into 1,500,000 units, identical to those described above. The Series C Preferred Stock and the Series D Preferred Stock converted in April 1996, while the Series E Preferred Stock converted in March 1996.


NOTE 4 - CONSOLIDATION, REPOSITIONING AND RESTRUCTURING CHARGES:

The Company is operating according to a business plan which includes a product strategy in which the Company has begun developing a new generation of products, which incorporates certain functionality and features from several of the Company's existing products. As part of the business plan, the Company will cease to develop enhanced versions of certain of the Company's products beyond a specific, identified product version release. The Company will, however, continue to support and maintain the existing products for a number of years in the future, depending upon the economic feasibility of doing so for each specific product. Consequently, the recoverability of a portion of the Company's intangible assets classified as goodwill has become impaired, based upon projected future net cash flows related to the aforementioned products compared to the net carrying value of the related assets.

The Company's business plan includes continued consolidation and elimination of duplicate facilities. In conjunction with the plan, the Company made and communicated the decision to relocate certain of the Company's development and support functions from one of the Company's facilities to another. As a result, the Company incurred a charge for severance and excess facilities costs.

As a result of the foregoing events, the Company incurred a charge to operations in fiscal 1996 resulting from the following (in thousands):

Writedown of goodwill and noncompete
       agreements                                                $5,017
Write down of capitalized software
    development costs                                              173
Severance and excess facilities cost                               534
- -----------------------------------------------------------------------
                                                                $5,724
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------


In fiscal 1994, as a result of the acquisition of Mountain States and its products, the Company's market and sales focus shifted. In evaluating the position of the Company, it was determined that it was necessary to write down certain assets to their net realizable vaule. Therefore, the Company incurred a charge to operations of $4,206,000 in the third quarter of fiscal 1994. Capitalized software was written down to reflect the decreased value of such software in light of the acquisition. Additionally, the need for the leased facilities diminished as a result of downsizing, resulting in a charge for excess lease commitments as well as headcount reductions. In the fourth quarter of fiscal 1994, the Company incurred an additional charge of $2,284,000. The initial charge reflected the Company's diminished use of its lease capacity in one of its facilities. In connection with its restructuring strategy, the Company considered ways to address such excess capacity, including subletting the entire facility and relocating to a smaller, more cost-effective operation. Based on such consideration and additional information relating to sublease opportunities, management decided to attempt to sublease the entire facility. The charge associated with excess lease capacity was, therefore, partially reduced by an estimate of future sublease revenue, which is subject to update upon signing of a sublease agreement. Upon finalization of any sublease arrangement, the estimate will be adjusted.

The following summarizes the major restructuring charge in fiscal 1994 (in thousands):

Write down of capitalized software
    development costs                                      $1,878
Reductions and changes in workforce and the
    elimination of facilities                               3,919
Impairment of asset value due to acquisitions                 628
Other items                                                    65
- ------------------------------------------------------------------
                                                           $6,490
- ------------------------------------------------------------------
- ------------------------------------------------------------------

Of the above amounts, $2,471 remains accrued at March 31, 1996, virtually all of which pertains to the original charge of $3,919 pertaining to reductions and changes in workforce and the elimination of facilities. The majority of the accrual will remain until the Company is successful in subleasing the remaining portion of the facility.

NOTE 5- PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1996 and 1995 consists of the following (in thousands):

                                                      1996           1995
- ---------------------------------------------------------------------------

Computer equipment and purchased software            $6,802         $6,996
Leasehold improvements                                1,199            362
Furniture, fixtures and other                         3,199          2,308
- ---------------------------------------------------------------------------
                                                     11,200          9,666

Less accumulated depreciation and amortization       (8,331)        (6,036)
- ---------------------------------------------------------------------------
                                                     $2,869         $3,630
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE:

Notes payable at March 31, 1996, and 1995, are comprised of the following (in thousands):

                                                      1996           1995
- ---------------------------------------------------------------------------

Notes payable to bank                               $ 2,606        $ 2,486
Note payable                                            424              0
Convertible promissory notes                          1,500          1,500
Subordinated note payable                                 0          2,750
- ---------------------------------------------------------------------------
                                                      4,530          6,736
Current portion                                      (3,030)        (2,486)
- ---------------------------------------------------------------------------
                                                    $ 1,500         $4,250
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


The Company had a $5,000,000 line of credit agreement with a bank of which $2,606,000 was outstanding at March 31, 1996. At March 31, 1996, $1,438,000 remained available for borrowing under the line of credit.

The line, which expired on June 5, 1996, carried an interest rate at the bank's prime lending rate plus 3.5 percent. Permitted borrowings under the line varied as a function of qualified accounts receivable and were collateralized by substantially all of the Company's assets. The agreement contained certain restrictive covenants including achievement by the Company of specified operating results and balance sheet ratios. The line also restricted certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends.

The Company is currently in active negotiations to replace the expired line of credit agreement. While the Company expects to be successful in such negotiations, there can be no assurances that this will occur.

At the date of expiration, the Company had no borrowings outstanding under the line of credit.

Additional information related to line of credit borrowings for the two years ended March 31, 1996, is as follows (in thousands):

                                                 1996           1995
- ----------------------------------------------------------------------

Maximum amount borrowed during the year         $4,036         $4,036
Average amount borrowed during the year         $2,846         $3,340
Interest rate at the end of the year             11.8%          12.5%
Weighted average interest rate incurred during
  the year                                       13.9%          12.8%

Average borrowings were determined based on the amounts outstanding at each month end. The weighted average interest rate during the year was computed by dividing actual interest by average borrowings outstanding during each of the years.

The convertible promissory notes of $1,500,000 were due March 15, 1998, and bore interest at the prime rate and were convertible at the option of the holder into shares of the Company's common stock at a per share conversion price of $2.00, subject to certain anti-dilution provisions, for a total of 750,000 shares of common stock. In conjunction with the Company's May, 1996 private placement of equity at $1.00 per unit, the convertible promissory notes were converted into 1,500,000 shares of common stock and 1,500,000 redeemable warrants (see Note 3).

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities at March 31, 1996, and 1995, consist of the following (in thousands):

                                                  1996           1995
- ----------------------------------------------------------------------
Trade accounts payable                          $1,775         $1,743
Taxes other than income tax                        354            330
Accrued severance and reorganization costs       1,963          1,297
Other                                            2,731          3,032
- ----------------------------------------------------------------------
                                                $6,823         $6,402
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

NOTE 8 - INCOME TAXES:

Pretax loss consisted of (in thousands):

               1996           1995           1994
- --------------------------------------------------
Domestic  $ (11,714)      $ (1,624)      $ (8,910)
Foreign          (5)            83            109
- --------------------------------------------------
Total     $ (11,719)      $ (1,541)      $ (8,801)
- --------------------------------------------------
- --------------------------------------------------

The provisions for income taxes consisted of (in thousands):

                         1996      1995      1994
- --------------------------------------------------
Current:
     U.S. Federal        $ --      $ --      $ --
     State                114        74        73
     Foreign               --        66        48
- --------------------------------------------------
          Total          $114      $140      $121
- --------------------------------------------------

Deferred:
     U.S. Federal        $ --      $ --      $ --
     State                 --        --        --
     Foreign               --        --        --
- --------------------------------------------------
          Total          $ --      $ --      $ --
- --------------------------------------------------
Total Provision          $114      $140      $121
- --------------------------------------------------
- --------------------------------------------------

The income tax provision differs from the amount obtained by applying the federal statutory rate because of the following items:

                                                  1996      1995      1994
- ----------------------------------------------------------------------------
Statutory rate                                  (35.0)%    (35.0)%   (35.0)%
State income tax, net of federal tax effect       1.0        4.8       0.8
Amortization of intangible assets relating to
     acquired businesses                         XX.X       18.7       2.1
Losses producing no current tax benefit          XX.X       16.3      32.9
Other, net                                        0.0        0.6
- ----------------------------------------------------------------------------
Effective rate                                    1.0%       9.0%      1.4%
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 and 1995 are as follows (in thousands):

                                    1996                      1995
                              ---------------------    ---------------------
                                 DEFERRED TAX             DEFERRED TAX
                              ASSETS    LIABILITIES    ASSETS    LIABILITIES
- ----------------------------------------------------------------------------
Product enhancements           $ --       $1,763        $ --      $1,756
Deferred rent                    40           --          41          --
Reserves                      1,382           --       1,071          --
NOL not utilized              7,290           --       5,683          --
Tax credits not utilized      1,057           --       1,057          --
- ----------------------------------------------------------------------------
                              9,769        1,763       7,852       1,756
Valuation allowance         (8,006)           --     (6,096)          --
- ----------------------------------------------------------------------------
Total deferred taxes         $1,763       $1,763      $1,756      $1,756
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

As of March 31, 1996, the Company had investment business tax credit carryforwards of $1,057,000 for both financial statement and federal income tax purposes. In addition, the Company has net operating losses available for offset against future taxable income of $20,828,000 for federal income tax. The utilization of these net operating losses may be limited due to changes in ownership and other restrictions imposed by the Internal Revenue Code.

Federal net operating loss carryforwards and a substantial portion of tax credits will begin to expire after 1997, becoming fully expired by the year 2011 if not offset against future taxable income.

Due to the uncertainity of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount.


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Leases - The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2000, with various renewal options. Other operating leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on March 31, 1996 are set forth below (in thousands) as follows:

- --------------------------------------------------------
                                 Capital      Operating
Fiscal Year Ending
                                  Leases       Leases
- --------------------------------------------------------
1997                                $ 54        $ 1,822
1998                                  46          1,671
1999                                  30          1,412
2000                                   2            395
2001                                   0             12
- --------------------------------------------------------

Total minimum lease
     commitments                   $ 132        $ 5,312

Less: amount representing
     interest                       (17)
- ----------------------------------------
Present value of obligations
     under capital leases            115
Less: current portion               (54)
- ----------------------------------------
Long-term obligations under
     capital leases                 $ 61
- ----------------------------------------

Rental expense covering the Company's office facilities and equipment for the fiscal years 1996, 1995 and 1994 aggregated $2,541,000, $2,778,000 and
$2,901,000, respectively.

Noncompete Agreements - The Company entered into various noncompete agreements with the shareholders of McCracken Computer, Inc., purchased in January, 1991, which expire over a period of 5 to 10 years. These agreements require the Company to make payments totaling $4,700,000 to the McCracken shareholders over six years of which $4,300,000 has been paid to date. The final installment of $400,000 is due on January 31, 1997. Commitments related to the noncompete agreements are amortized and expensed ratably over the life of each agreement.

Contingencies - The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management and legal counsel that such litigation and claims will be resolved without a material effect on the Company's future results of operations or its financial position.


NOTE 10 - SUBORDINATED CONVERTIBLE DEBENTURES:

In connection with the acquisition of Insurnet on December 30, 1993, the Company issued $5,000,000 face value, $2,750,000 discounted carrying value, of subordinated convertible debt to shareholders of Pacific Insurance Company. The note was converted into 63,426 shares of Series E Preferred Stock in April, 1995. The Series E Preferred Stock was converted into 1,421,060 shares of common stock in conjunction with the Company's private placement of equity (see Note 3).

NOTE 11 - PREFERRED STOCKS:

Series A Preferred Stock - During May 1991, and January 1993, the Company issued and sold in two private placements 9,945 and 6,632 shares, respectively, of its Series A Preferred stock par value of $.10 per share for a total of $2,249,559 and $1,500,138, respectively. The preferred stock was convertible by its holders at $4.35 per share into 862,000 shares of common stock of the Company not earlier than two years subsequent to its issuance and automatically converts to common stock three years after its issuance. The preferred stock includes voting rights equivalent to the number of common shares into which the preferred stock is convertible; certain registration rights on the common stock into which the preferred stock is converted; and certain anti-dilution covenants. No dividends are required under the terms governing the preferred stock. Issuance costs related to the sales of preferred stock totaled $35,000 in May, 1991, and $12,000 in January, 1993.

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

The issuance of the Company's convertible promissory notes in March 1994, caused an adjustment in the conversion price of the Company's Series C Preferred Stock down to $2.00. The effect of such adjustment is that the Series C will be convertible into 1,813,400 shares of Common Stock.

In April 1996, the Company's Series C Preferred Stock was converted into 3,626,800 shares of common stock and the Company's Series D Preferred Stock was converted into 3,699,710 shares of common stock. Both conversions occurred at a conversion price of $1.00 per share, and were in conjunction with the Company's private placement of equity completed May 1996 (see Note 3).


NOTE 12 - COMMON STOCKHOLDERS' EQUITY:

Stock Options - The Company has a stock incentive plan which provides for the granting of 3,000,000 stock options and stock appreciation rights to officers, directors and employees. Options granted under the program may be incentive stock options as defined under current tax laws or nonstatutory options.
Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments maturing on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning ten percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 100,000 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant.

Information with respect to the Company's stock options is as follows:


                                   Within Plan                   Outside Plan
                                   -----------                   ------------
                              Shares                        Shares
                              Under          Option         Under          Option
                              Option         Prices         Option         Prices
- ---------------------------------------------------------------------------------
Balance,
March 31, 1993               793,183    $2.50-$6.88        506,778    $2.50-$7.38
Granted                      245,500      4.88-5.50         20,000           4.75
Exercised                    (17,000)     2.50-5.75             --             --
Canceled                    (385,538)     2.50-6.88       (198,750)     6.00-7.38
- ---------------------------------------------------------------------------------
Balance,March 31, 1994       636,145    $2.50-$6.88        328,028    $2.50-$7.38
Granted                    1,326,173      0.78-1.13         20,000           0.78
Exercised                         --             --             --             --
Canceled                    (533,937)     1.00-6.88       (253,028)     2.50-7.38
- ---------------------------------------------------------------------------------
Balance,
March 31, 1995             1,428,381    $0.78-$6.75         95,000    $0.78-$7.38
Granted                      230,000      1.00-1.56         20,000           1.25
Exercised                   (121,000)     1.00-3.00             --             --
Canceled                    (297,650)     0.78-4.88        (15,000)          5.75
- ---------------------------------------------------------------------------------
Balance,
March 31, 1996             1,239,731    $0.78-$6.75        100,000    $0.78-$7.38
- ---------------------------------------------------------------------------------
Exercisable
at March 31, 1996            382,211    $0.78-$6.75         61,660    $0.78-$7.38
- ---------------------------------------------------------------------------------
Available for Grant
at March 31, 1996          1,009,433             --             --             --
- ---------------------------------------------------------------------------------


Stock Purchase Plan - The Company has a stock purchase plan for eligible employees. Employees may subscribe up to ten percent of their compensation to purchase the Company's common stock at the lower of 85 percent of the fair market value at the date of grant or 85 percent of the fair market value six months after the date of grant. Shares subscribed to must be exercised one year after the date of grant or are canceled. The Company has reserved 1,800,000 shares of common stock for the plan. New subscriptions are granted by the Company to eligible employees on August 1 of each year. If fully exercised, the 26,586 shares remaining under the plan would be issued. These shares are due to be exercised on July 31, 1996.

In connection with its line of credit agreement renewal with its bank in December 1994 the Company issued to the bank a five-year warrant option to purchase 375,000 shares of common stock, at a price of $3.50 per share.

In connection with its line of credit agreement with its bank in May 1992, the Company issued warrants to the bank to purchase up to 75,000 shares of the Company's common stock over a five year term at $6.75 per share.


NOTE 13 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the fiscal years ended March 31, 1996, 1995, and 1994, the Company did not make any contributions to the plan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.



                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding directors of the Company required by this item is incorporated by reference to the Company's definitive proxy statement relating to its September 5, 1996, Annual Meeting of Stockholders under the captions "Election of Directors" and "Compliance with SEC Filing Requirements" which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1996.

    The executive officers and senior management of the Company are as follows:

Name                    Age  Position
- ----                    ---  --------

M. Denis Connaghan       46  President, Chief Executive Officer
Michael J. Marek         37  Corporate Controller

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


ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its September 5, 1996, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management" and "Principal Stockholders of Delphi" in the Company's proxy statement for its September 5, 1996, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the captions "Compensation of Directors and Executive Officers" in the Company's proxy statement for its September 5, 1996, Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) 1.  FINANCIAL STATEMENTS.

         The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

         -    Report of Independent Public Accountants
         -    Consolidated Balance Sheets as of March 31, 1996, and 1995
         - Consolidated Statements of Operations for the Years Ended March 31, 1996, 1995, and 1994
         - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 1996, 1995, and 1994
         - Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1995, and 1994
         -    Notes to Consolidated Financial Statements

         (a) 2.  FINANCIAL STATEMENTS.
         The following financial statement schedule is filed herewith:
         Schedule II - Valuation and Qualifying Accounts for the Years Ended March 31, 1996, 1995, and 1994.

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

4.8 Registration Rights Agreement dated as of December 10, 1993, between the Company and Phil Frandsen and Brenda Frandsen.

4.9 Investors' Rights Agreement of the Company's Convertible Promissory Notes dated as of March 15, 1994.

4.10 Promissory Note due June 30, 1996, dated as of December 30, 1993, to the order of Pacific Insurance Company.

4.11 Promissory Note due June 30, 1994, dated as of December 30, 1993, to the order of Pacific Insurance Company.

4.12* Form of Redeemable Warrant to Purchase Shares of Common Stock of Delphi Information Systems, Inc.

4.13* Form of Unit Investment Agreement to purchase Common Stock and Warrants of Delphi Information Systems, Inc.

4.14* Form of Warrant to purchase Shares of Common Stock of Delphi Information Systems, Inc. held by R.J. Steichen & Company.

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

10.23 Employment agreement dated July 7, 1994, between the Company and M. Denis Connaghan.

10.24 Employment agreement dated January 31, 1995, between the Company and John R. Sprieser.

10.25 Severance Compensation Agreement dated October 19, 1994, between the Company and David J. Torrence.

10.26  Form of Stock Purchase Warrant between the Company and Silicon Valley
       Bank.

22.1   The subsidiaries of the Company and State of incorporation.

23.1*  Consent of Independent Public Accountants

27.1   Financial Data Schedule.

99.1* Information, Financial Statements, and Exhibits required by Form 11-K in accordance with Rule 15d-21 under the Securities Exchange Act of 1934.

- -------------------------

*   Filed herewith

     (c)  REPORTS ON FORM 8-K

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

                                        DELPHI INFORMATION SYSTEMS, INC.
                                                  (Registrant)


                                        By   /s/ M. Denis Connaghan
                                           --------------------------
                                        M. Denis Connaghan, President

Date:  June 19, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date
- ---------                     -----                    ----

/s/Yuval Almog                Chairman of the Board    June 19, 1996
- -------------------------
(Yuval Almog)



/s/M. Denis Connaghan         Director, President and  June 19, 1996
- -------------------------
(M. Denis Connaghan)          Chief Executive Officer



/s/Michael J. Marek           Corporate Controller     June 19, 1996
- -------------------------
(Michael J. Marek)

/s/Donald L. Lucas            Director                 June 19, 1996
- -------------------------
(Donald L. Lucas)


/s/Larry G. Gerdes            Director                 June 19, 1996
- -------------------------
(Larry G. Gerdes)

                                                                     SCHEDULE II

                           DELPHI INFORMATION SYSTEMS, INC.

                   Schedule II - Valuation and Qualifying Accounts
                  for the Years Ended March 31, 1996, 1995 and 1994



Allowance for doubtful accounts receivable.

                                      March 31,   March 31,      March 31,
                                        1996        1995            1994
                                        ----        ----            ----

Beginning Balance                     $687,000    $1,000,000      $735,000

Provisions for Allowance               741,000       396,000       547,000

Write Off of Accounts Receivable
    Against Allowance                 (506,000)     (847,000)     (664,000)

Allowance Acquired in Acquisitions          --       138,000       382,000
                                     ---------      --------    ----------
                                     $ 922,000      $687,000    $1,000,000
                                     ---------      --------    ----------
                                     ---------      --------    ----------