Form 10-K405/A
period 1996-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1996-07-29
CIK 814549

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K405/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     FOR THE FISCAL YEAR ENDED MARCH 31, 1996
     OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM             TO
     COMMISSION FILE NUMBER 0-15946

                            ------------------------

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 77-0021975
     (State or other           (I.R.S. Employer
       jurisdiction         Identification Number)
    of incorporation)
   3501 ALGONQUIN ROAD
ROLLING MEADOWS, ILLINOIS           60008
  (Address of principal           (Zip Code)
    executive offices)

       Registrant's telephone number including area code: (847) 506-3100
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

          TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE OF WHICH
- ----------------------------------------                REGISTERED
                                          --------------------------------------
Common Stock, par value $0.10 per share           NASDAQ SmallCap Market

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    As of July 15, 1996, the number of shares of Common Stock outstanding was 29,849,724. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $31,635,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information as to each director of the Company, including age as of July 15, 1996, principal occupation and employment during the past five years, directorships with other publicly-held companies, and period of service as a director of the Company.

    YUVAL ALMOG, 46, was elected a director of the Company in September 1991 and was elected Chairman of the Board of Directors on November 30, 1993. Mr. Almog is President of Coral Group, Inc. and managing general partner of its venture capital partnerships. He joined the Coral Group in 1986 and became its managing partner in 1991. Mr. Almog is Chairman of the Board of Directors of Tricord Systems, Inc., Racotek, Inc. and Computer Aided Service, Inc. and is also a director of Advanced Telecommunication Services, Systems & Networks and Teltech Resource Network. Mr. Almog earned a bachelor of arts degree in mathematics and bachelor of science degree in compute sciences and economics from the University of Alabama and a master of science degree in management from the Massachusetts Institute of Technology.

    M. DENIS CONNAGHAN, 46, joined the Company in July 1994 as Executive Vice President and Chief Operating Officer. Mr. Connaghan was elected a director and President of the Company in August 1994 and was elected Chief Executive Officer of the Company in November 1994. From February 1991 to June 1994, Mr. Connaghan was with IBAX Healthcare Systems, most recently as Vice President, Technology and Business Unit General Manager. IBAX was a joint venture between IBM and Baxter in the development and marketing of computerized solutions to health care providers.

    LARRY G. GERDES, 46, was elected a director of the Company in 1985. Mr. Gerdes has been Chief Executive Officer of Transcend Services, Inc., which provides consulting and management services to hospitals in the medical records area, since 1991. He is also a director of Transcend Services, Inc.

    DONALD L. LUCAS, 66, has been a director of the Company since 1983. Mr. Lucas was Chairman of the Board of Directors from August 1989 through December 1991 and from June 30, 1992, until November 30, 1993. He has been a venture capitalist for more than 30 years. Mr. Lucas is also a director of Cadence Design Systems, Inc., ICOT Corporation, Kahler Realty Corporation, Macromedia, Inc., Oracle Corporation, Quantum Health Resources, Inc., Racotek, Inc., Transcend Services, Inc. and Tricord Systems, Inc.

    WILLIAM R. BAUMEL, 28, was appointed a director of the Company on July 15, 1996. Mr. Baumel is a venture capitalist with Coral Group, where he specializes in information services and technology investing. He joined Coral Group in 1996. From 1994 to 1996, Mr. Baumel held various positions within the Private Markets Group of Brinson Partners, Inc., an institutional money manager. His last position with Brinson Partners' Private Markets Group was as portfolio manager. Mr. Baumel was in marketing with Proctor & Gamble, a consumer products company, during 1993, and from 1990 to 1992, he was a certified public accountant and consultant with Deloitte & Touche, an international accounting and consulting firm. Mr. Baumel earned a bachelor of science degree in accounting and economics from The Ohio State University, SUMMA CUM LAUDE, and an MBA from The University of Michigan, with HIGHEST DISTINCTION.

    The executive officers and senior management of the Company are as follows:

           NAME                  AGE                                   POSITION
- ---------------------------      ---      -------------------------------------------------------------------
M. Denis Connaghan                   46   President, Chief Executive Officer
James A. Harsch                      44   Vice President, Administration and Chief Financial Officer
Michael J. Marek                     37   Corporate Controller and Chief Accounting Officer

    The executive officers of the Company are elected annually by the Board.

    Michael J. Marek joined the Company as Corporate Controller in April 1993. From April 1992 to April 1993, Mr. Marek was Director of Finance for Bang & Olufsen of America, Inc., the U.S. subsidiary of a European-based electronic component manufacturer. From November 1991 to April 1992, Mr. Marek was an independent financial consultant. From September 1990 to November 1991, Mr. Marek was Director of Financial Reporting for Pansophic Systems, Inc., a publicly held computer software company. From October 1986 to September 1990, Mr. Marek held various positions with Applied Learning International, Inc., a subsidiary of National Education Corporation, most recently as U.S. Controller. Mr. Marek is a Certified Public Accountant.

    James A. Harsch joined the Company and was elected Vice President, Administration and Chief Financial Officer on July 15, 1996. From 1993 to 1996, Mr. Harsch was with Softdesk, Inc., a publicly held software company for the architecture, engineering and construction market, most recently as Vice President of Finance, and from 1989 to 1993, he was Vice President, Finance and Chief Financial Officer for Fibreglass Holdings, Inc.

    Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC"), reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more-than-ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all such Section 16(a) reports that they file.

    Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or written representations that no Form 5 filings were required, the Company believes that during the period from April 1, 1995, through March 31, 1996, its officers, directors and more-than-ten-percent beneficial owners filed in a timely manner all reports required to be filed pursuant to Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

    Set forth in the table below is information regarding the annual and long-term compensation for the fiscal years ended March 31, 1994, 1995 and 1996, for the President and Chief Executive Officer and two former executive officers who resigned during fiscal 1996 but earned more than $100,000 in salary and bonus compensation during fiscal 1996 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                                    ------------------------------------  ----------------------------
              NAME AND                                                     OTHER ANNUAL   STOCK OPTIONS    ALL OTHER
          PRESENT POSITION             FISCAL YEAR    SALARY      BONUS    COMPENSATION   (# OF SHARES)  COMPENSATION
- -------------------------------------  -----------  ----------  ---------  -------------  -------------  -------------
M. Denis Connaghan,                          1996   $  200,818  $      --   $        --            --     $  88,375(2)
 President and CEO (1)                       1995      141,104         --            --       300,000            --
                                             1994           --         --            --            --            --
Gustavus J. Esselen,                         1996      120,230         --            --            --            --
 Former Executive                            1995      171,656         --            --            --            --
 Vice President                              1994      171,500     42,750            --            --            --
John R. Sprieser                             1996      102,182         --            --            --            --
 Former Senior Vice                          1995       10,769         --            --       100,000            --
 President, Chief Financial                  1994           --         --            --            --            --
 Officer and Secretary (3)

- --------------------------
(1) Mr. Connaghan joined the Company effective July 13, 1994.
(2) Represents reimbursement of relocation expenses.
(3) Mr. Sprieser joined the Company on a part-time basis effective January 27, 1995, and on a full-time basis effective July 28, 1995.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

    Set forth in the table below is information with respect to (i) the exercise by the Named Officers of options to purchase Common Stock during the fiscal year ended March 31, 1996, and (ii) the fiscal year-end value of unexercised options to purchase Common Stock that were held by the Named Officers at March 31, 1996.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                                       SHARES                       OPTIONS AT FY-END         MONEY OPTIONS AT FY-END
                                     ACQUIRED ON      VALUE     --------------------------  ----------------------------
NAME                                  EXERCISE      REALIZED    EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----------------------------------  -------------  -----------  -----------  -------------  -------------  -------------
M. Denis Connaghan                           --            --       75,000       225,000          9,375         28,125
Gustavus J. Esselen                          --            --           --            --             --             --
John R. Sprieser                         25,000         5,475           --            --             --             --

COMPENSATION OF DIRECTORS

    Nonemployee directors participate in the Company's Nonqualified Stock Option Plan for Directors (the "Directors' Plan"), pursuant to which a nonqualified option to purchase 15,000 shares of Common Stock is granted to each director on the date he first becomes a nonemployee director and an additional option to purchase 5,000 shares is granted to him on the first business day of each year thereafter for so long as he continues to serve as a nonemployee director. Subject to approval by the stockholders of the adoption of the Company's 1996 Stock Incentive Plan (the "1996 Plan") at the annual meeting of stockholders on September 4, 1996, the Directors' Plan will be replaced by the 1996 Plan, pursuant to which nonemployee directors will be eligible to receive discretionary grants from time to time of options to purchase shares of Common Stock and other stock-based incentive-compensation awards. Nonemployee directors do not receive an annual retainer or any other fees for their service as directors.

EMPLOYMENT AGREEMENTS WITH NAMED OFFICERS

    Mr. Connaghan is employed pursuant to a letter agreement dated June 17, 1994, as amended by a letter agreement dated July 7, 1994, under which he is to receive an annual salary of not less than $200,000, with an annual bonus target equal to 45 percent of annual base salary. The bonus is to be earned upon Mr. Connaghan's achievement of all planned objectives agreed upon by him and the Board of Directors. Pursuant to the letter agreement, Mr. Connaghan was granted an option to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share, which was the closing price of the Common Stock on the Nasdaq National Market on the date of grant, October 6, 1994. The option became exercisable to the extent of 25 percent of the shares covered thereby after six months from the date of grant and to the extent of an additional 25 thereof after 18 months from the date of grant and will become exercisable to the extent of an additional 25 percent of the shares covered thereby after 30 months from the date of grant and 42 months from the date of grant. Pursuant to the letter agreement, Mr. Connaghan would have received up to 12 months of salary continuance if his employment had been terminated by the Company without cause prior to December 31, 1995.

    Gustavus J. Esselen entered into an employment agreement with a subsidiary of the Company in conjunction with the Company's acquisition of McCracken Computer, Inc. in January 1991. The agreement provided that Mr. Esselen would serve in a senior executive capacity for a term ending July 31, 1993, subject to renewal. Mr. Esselen's annual salary was established at a minimum of $155,000, plus cost-of-living increases. Upon termination of his employment without cause (which included resignation by reason of reduction of responsibilities, hindrance in performance of duties, or breach by the Company), Mr. Esselen would have been entitled to continuation of his salary for a maximum of nine months. Mr. Esselen resigned from his employment with the Company effective October 27, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Messrs. Almog and Gerdes. None of the executive officers of the Company serves on the board of directors of another company in any instance where an executive officer of the other company serves on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

    The following table sets forth, as of July 15, 1996, the ownership of Common Stock by each director of the Company, by each of the Named Officers, by all current executive officers and directors of the Company as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Common Stock. The Common Stock is the Company's only outstanding class of voting securities. The information set forth in the table as to directors and officers is based upon information provided to the Company by such persons in connection with the preparation of the proxy statement for the annual meeting of stockholders on September 4, 1996. Except where otherwise indicated, the mailing address of each of the stockholders named in the table is c/o Delphi Information Systems, Inc., 3501 Algonquin Road, Suite 500, Rolling Meadows, Illinois 60008.

                                                                                 COMMON STOCK
                                                                        ------------------------------
                         NAME AND POSITION OF                                             PERCENT OF
                           BENEFICIAL OWNER                              OWNERSHIP(1)      CLASS(2)
- ----------------------------------------------------------------------  ---------------  -------------
Coral Partners II, a limited partnership(3)                                6,413,115            21.5
Yuval Almog(4)                                                             6,443,115            21.6
Director
William R. Baumel                                                             --              --
Director
Larry G. Gerdes(5)                                                           201,936           *
Director
Donald L. Lucas(6)                                                           191,400           *
Director
M. Denis Connaghan                                                           170,000(7)        *
President and Chief Executive Officer and Director
Gustavus J. Esselen                                                           --              --
Former Executive Vice President
John R. Sprieser                                                              --              --
Former Senior Vice President, Chief Financial Officer and Secretary
All directors and executive officers as a group (7 persons)                7,013,951            23.5

- ------------------------
(1) Each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated.

(2) Percentages less than one percent are indicated by an asterisk.

(3) Includes 1,000,000 shares subject to warrants exercisable on July 15, 1996, and within 60 days thereafter. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(4) Other than 30,000 share subject to currently exercisable options held by Mr. Almog, all shares of Common Stock are held by Coral Partners II. Mr. Almog is the managing general partner of Coral Partners II. Mr. Almog disclaims beneficial ownership of the shares held by Coral Partners II. The address of Mr. Almog is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(5) Includes shares subject to options, and 50,000 shares subject to warrants, exercisable on July 15, 1996, and within 60 days thereafter. The address of Mr. Gerdes is 3353 Peachtree Road, N.E., Suite 1030, Atlanta, GA 30326.

(6) The address of Mr. Lucas is 3000 Sand Hill Road, Building 3, Suite 210, Menlo Park, CA 94025.

(7) Includes 150,000 shares subject to options exercisable on July 15, 1996, and within 60 days thereafter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company issued convertible promissory notes in the aggregate principal amount of $1,375,000 as of March 15, 1994, and issued an additional $125,000 in the first quarter of fiscal 1995. These notes, which are due March 15, 1998, and bear interest at the prime rate, are convertible at the option of the holder into shares of Common Stock at a per share conversion price of $2.00, subject to certain anti-dilution provisions, for a total of 750,000 shares of Common Stock. A total of $1,165,000 of the $1,375,000 promissory notes outstanding were issued to related parties, including $1,000,000 to Coral Partners II, of which Mr. Almog is the managing general partner, and $115,000 to foundations and trusts associated with, and family members of, Mr. Lucas. The notes were converted on April 19, 1996, into units at the rate of one unit per $1.00 of principal. Each unit consists of one share of Common Stock and a redeemable warrant to purchase one share of Common Stock at an exercise price of $1.50.

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

                                        DELPHI INFORMATION SYSTEMS, INC.
                                                  (Registrant)


                                        By   /s/ Michael J. Marek
                                           --------------------------
                                         Michael J. Marek, Controller

Date:  July 29, 1996