Form 10-Q
period 1996-06-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1996-08-13
CIK 814549

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 0-15946

                           DELPHI INFORMATION SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)



          DELAWARE                                         77-0021975
- -------------------------------                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                        60008
- -------------------                                        -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        847-506-3100
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

Yes  /X/     No  / /

    Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   29,831,234 SHARES AS OF
JULY 31, 1996.

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                 -------------------

                           DELPHI INFORMATION SYSTEMS, INC.

                                        INDEX



Part I - FINANCIAL INFORMATION                                       Page
                                                                     ----
    Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 1996
           and March 31,1996...................................       3

         Consolidated Statements of Operations for the Three
           Months Ended June 30, 1996 and 1995.................       4

         Consolidated Statements of Cash Flows for the Three
           Months Ended June 30, 1996 and 1995.................       5

         Notes to Consolidated Financial
           Statements..........................................       6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............       7

PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K.................      10

SIGNATURE.......................................................     11

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.        Financial Statements

                           DELPHI INFORMATION SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                       (In thousands, except for share amounts)

                        ASSETS
                                                 (Unaudited)
                                                   June 30,      March 31,
                                                     1996          1996
                                                  ----------    ----------
Current assets:
Cash                                                  $4,070          $920
Accounts receivable, net                               6,111         8,079
Inventories                                              538           592
Prepaid expenses and other assets                        263           365
                                                  ----------    ----------
    TOTAL CURRENT ASSETS                              10,982         9,956
Property and equipment, net                            2,739         2,869
Capitalized and purchased software, net                6,136         6,252
Goodwill and customer lists, net                       1,113         1,182
Other assets                                             113           130
                                                  ----------    ----------
    TOTAL ASSETS                                     $21,083       $20,389
                                                  ----------    ----------
                                                  ----------    ----------

          LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                             $0        $3,030
Accounts payable and accrued liabilities               5,715         6,823
Accrued payroll and related benefits                     883         1,439
Deferred revenue                                       8,330        10,031
                                                  ----------    ----------
    TOTAL CURRENT LIABILITIES                         14,928        21,323
Notes payable - long term                                  0         1,500
Excess lease liability                                   659           824
Other liabilities                                         72            88
                                                  ----------    ----------
    TOTAL LIABILITIES                                 15,659        23,735
                                                  ----------    ----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
  2,000,000 shares authorized
  Series C, 0 and 36,268 shares issued and
    outstanding, respectively                              0         3,570
  Series D, 221 and 16,356  shares issued and
    outstanding, respectively                             49         3,655
Common stock, $.10 par value,
  Non-designated, 50,000,000 shares authorized
  29,831,234 and 10,307,700 shares issued and
    outstanding, respectively                          2,983         1,031
Additional paid-in capital                            39,148        23,019
Accumulated deficit                                  (36,864)      (34,727)
Cumulative foreign currency translation
  adjustment                                             108           106
                                                  ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                         5,424        (3,346)
                                                  ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $21,083       $20,389
                                                  ----------    ----------
                                                  ----------    ----------


The accompanying notes are an integral part of these consolidated financial statements.

                           DELPHI INFORMATION SYSTEMS, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)


                                                       Three Months Ended
                                                             June 30,
                                                    ------------------------
                                                       1996           1995
                                                    ----------    ----------
      REVENUES:
           Systems                                      $1,935        $4,726
           Services                                      6,234         7,295
                                                    ----------    ----------
                TOTAL REVENUES                           8,169        12,021
                                                    ----------    ----------

      COSTS OF REVENUES:
           Systems                                       2,045         3,166
           Services                                      3,772         4,499
                                                    ----------    ----------
                TOTAL COSTS OF REVENUES                  5,817         7,665
                                                    ----------    ----------

      GROSS MARGIN:
           Systems                                        (110)        1,560
           Services                                      2,462         2,796
                                                    ----------    ----------
                TOTAL GROSS MARGIN                       2,352         4,356
                                                    ----------    ----------

      OPERATING EXPENSES:
           Product development                           1,248         1,268
           Sales and marketing                           1,609         1,706
           General and administrative                    1,505         1,644
           Amortization of goodwill, customer
                lists and other intangibles                 98           377
                                                    ----------    ----------
                TOTAL OPERATING EXPENSES                 4,460         4,995
                                                    ----------    ----------
                OPERATING LOSS                          (2,108)         (639)

      OTHER EXPENSES:
           Interest (income) expense, net                   (6)          141
                                                    ----------    ----------

      LOSS BEFORE INCOME TAXES                          (2,102)         (780)

      Income tax provision                                  35            31
                                                    ----------    ----------

      NET LOSS                                         ($2,137)        ($811)
                                                    ----------    ----------
                                                    ----------    ----------

      NET LOSS PER COMMON SHARE                         ($0.08)       ($0.10)
                                                    ----------    ----------
                                                    ----------    ----------

      Shares used in computing per share data           25,674         8,231
                                                    ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

                           DELPHI INFORMATION SYSTEMS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)



                                                                                Three Months Ended
                                                                                      June 30
                                                                                 1996          1995
                                                                               --------       --------
Cash flows from operating activities:
    Net loss                                                                    ($2,137)         ($811)
    Adjustment to reconcile net loss to net cash (used in) provided by operating activities:

        Depreciation and amortization                                               352            387
        Amortization of capitalized and purchased software                          549            414
        Amortization of goodwill and customer lists and other intangibles            98            377
        Retirement of property and equipment                                         14              0
        Foreign currency translation adjustment                                       2            (12)
        Excess lease liability                                                     (165)          (153)

    Changes in assets & liabilities:
        Accounts receivable, net                                                  1,968             97
        Inventories                                                                  54             93
        Prepaid expenses and other assets                                           107            (79)
        Accounts payable and accrued liabilities                                 (1,108)          (612)
        Accrued payroll and related benefits                                       (556)          (431)
        Other liabilities and deferred revenue                                   (1,734)          (168)
                                                                               --------       --------

    Net cash (used in) operating activities                                      (2,556)          (898)
                                                                               --------       --------

Cash flows from investing activities:
    Capital expenditures                                                           (236)           (97)
    Expenditures for capitalized and purchased software                            (433)          (337)
                                                                               --------       --------
    Net cash (used in) investing activities                                        (669)          (434)
                                                                               --------       --------

Cash flows from financing activities:
    Borrowings of note payable                                                        0          1,200
    Payments of note payable                                                     (3,030)          (300)
    Proceeds from exercise of stock options                                          44             10
    Proceeds from private equity placement                                        9,361              0
                                                                               --------       --------

Net cash provided by financing activities                                         6,375            910
                                                                               --------       --------

Net increase (decrease) in cash                                                   3,150           (422)

Cash at the beginning of the period                                                $920           $877
                                                                               --------       --------

Cash at the end of the period                                                    $4,070           $455
                                                                               --------       --------
                                                                               --------       --------



The accompanying notes are an integral part of these consolidated financial statements.

                           DELPHI INFORMATION SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

    These financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

    These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

                           DELPHI INFORMATION SYSTEMS, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.


                                 FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 was a negative $3,946,000, an improvement of $7,421,000 from March 31, 1996. The significant improvement in working capital was primarily due to the private equity placement noted below, partially offset by a decrease of $1,717,000 in other liabilites and deferred revenue.

A major component of the Company's negative net working capital position consists of deferred revenues of $8,330,000 at June 30, 1996, primarily representing prepaid maintenance fees from customers that are recognized ratably over the maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

In May 1996, the Company completed a private equity placement providing gross proceeds of $10,700,000 to the Company. Under terms of the placement, the Company issued 10,700,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilution adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The private equity placement provided net proceeds of approximately $9,361,000 to the Company. The proceeds have been and will be used for product research and development, to strengthen the Company's sales and marketing organization, to reduce debt, to strengthen working capital, and to continue the consolidation of the Company's operations. In addition, the Company may use proceeds to make strategic investments in complementary businesses.

In conjunction with the equity placement, the Company converted its outstanding Series C Preferred Stock, 16,135 of the 16,356 outstanding shares of Series D Preferred stock, and its Series E Preferred Stock into 3,626,800, 3,649,734, and 1,421,060 shares of common stock, respectively. In addition $1,500,000 in outstanding promissory notes were converted into 1,500,000 units, identical to those described above.

                           DELPHI INFORMATION SYSTEMS, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has experienced losses in each of its last two years and in the first quarter of the current fiscal year. The Company attributes these losses primarily to a soft market for insurance agency automation equipment by reason of the relatively lower profitability of independent agencies during the last three years as compared with earlier periods, industry-wide consolidation, and customer dissatisfaction with certain products and their concern regarding the Company's financial condition. The Company has taken steps to reduce costs, strengthen its management and improve its product offering so as to be in a position to achieve profitability as market conditions improve, but no assurances can be given that those steps will be successful and help the Company achieve profitability. The Company cannot survive continued operating losses indefinitely, and consequently, may be forced to raise additional funds or further restructure its business.


THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Revenues for the first quarter ended June 30, 1996 were $8,169,000, representing an 32% decrease compared to the first quarter of the prior year. The Company recorded a net loss of $2,137,000 or $0.08 per share in the first quarter, compared to a net loss of $811,000, or $0.10 per share in the first quarter of the prior year.

Systems revenues of $1,935,000 for the first quarter of the current year reflect a decrease of 59% compared to the first quarter of the prior year. This decrease was primarily the result of decreased sales of system upgrades to existing customers and decreased hardware revenues. Service revenues in the first quarter of the current year decreased $1,061,000 or approximately 15%, compared to the first quarter of the prior year, primarily due to decreased support, consulting, and custom programming revenues.

Costs of revenues as a percentage of revenues were 71% in the current quarter, compared to the 64% in the first quarter of the prior year. The increase was primarily due to an increase in cost of system sales expressed as a percentage of revenues. The increase is primarily due to amortization of capitalized and purchased software expressed as a percentage of a declining revenue amount.

Product development expenses for the three months ended June 30, 1996, decreased $20,000 or 2% compared to the comparable period in the prior fiscal year.

Sales and marketing expenses for the quarter ended June 30, 1996 decreased $97,000, or approximately 6%, from the comparable quarter in the prior year. The decrease is primarily due to reduced compensation and related expenses.

General and administrative expenses for the quarter ended June 30, 1996 decreased $139,000, or 9%, from the first quarter of the prior year. The decrease is due to lower head count and overall spending reductions compared to the prior year.

                           DELPHI INFORMATION SYSTEMS, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of goodwill, customer lists and noncompete agreements for the quarter ended June 30, 1996 decreased $279,000, or 74%, from the first quarter of the prior year. The decrease is primarily due to a reduction in the carrying value of the intangible assets as a result of a write down of goodwill and noncompete agreements in the fourth quarter of the prior fiscal year. The decrease is also the result of some assets becoming fully amortized in the current year.

Interest expense in the quarter ended June 30, 1996 decreased $147,000, or 104%, compared to the first quarter of the prior year. The decrease is due to interest income from short-term investments in the current quarter, partially offset by interest expense related to the line of credit.

                           DELPHI INFORMATION SYSTEMS, INC.

                             PART II - OTHER INFORMATION


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

NONE

(a.)  EXHIBITS

                          COMPUTATION OF EARNINGS PER SHARE
                        (In thousands, except per share data)
                                     (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                        1996         1995
                                                        ----         ----
Primary earnings (loss) per share:
      Net (loss) income for
         calculation of primary
         earnings per share                           ($2,137)       ($811)

Weighted average number of
      shares outstanding (1)                           25,674        8,231

      Primary (loss) earnings
       per share (2)                                   ($0.08)      ($0.10)
                                                       ------       ------
                                                       ------       ------

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

                                       DELPHI INFORMATION SYSTEMS, INC.



Date:         August 9, 1996           By   /s/ James Harsch
       ---------------------------          ---------------------------------
                                            James Harsch
                                            Vice President Administration
                                            Chief Financial Officer

                                            (Duly authorized officer and chief
                                             financial officer)