Form 10-Q
period 1996-09-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1996-11-15
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

Yes  /X/     No  / /

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   30,713,168 SHARES AS OF
OCTOBER 31, 1996.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                               ___________________

                        DELPHI INFORMATION SYSTEMS, INC.

                                      INDEX



Part I - FINANCIAL INFORMATION                                           Page
                                                                         ----

     Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at September 30, 1996
               and March 31, 1996.....................................     3

          Consolidated Statements of Operations for the Three and Six
               Months Ended September 30, 1996 and 1995...............     4

          Consolidated Statements of Cash Flows for the Six Months
               Ended September 30, 1996 and 1995......................     5

          Notes to Consolidated Financial Statements..................     6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................     7

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.......................    11

SIGNATURE.............................................................    12

     PART 1.   CONSOLIDATED FINANCIAL INFORMATION
     Item 1.   Financial Statements


                        DELPHI INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                     ASSETS


                                                                                             (Unaudited)
                                                                                            September 30,      March 31,
                                                                                                 1996            1996
                                                                                            -------------    -----------

     CURRENT ASSETS:
     Cash                                                                                          $1,555           $920
     Accounts receivable, net                                                                       6,247          8,079
     Inventories                                                                                       87            592
     Prepaid expenses and other assets                                                               2.02            365
                                                                                             ------------     ----------
          TOTAL CURRENT ASSETS                                                                      8,091          9,956
     Property and equipment, net                                                                    2,697          2,869
     Capitalized and purchased software, net                                                        6,446          6,252
     Goodwill and customer lists, net                                                               2,425          1,182
     Other assets                                                                                     110            130
                                                                                             ------------     ----------
          TOTAL ASSETS                                                                            $19,769        $20,389
                                                                                             ------------     ----------
                                                                                             ------------     ----------

                                         LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Notes payable                                                                                     $0         $3,030
     Accounts payable and accrued liabilities                                                       7,534          6,823
     Accrued payroll and related benefits                                                           1,209          1,439
     Deferred revenue                                                                               7,886         10,031
                                                                                             ------------     ----------
          TOTAL CURRENT LIABILITIES                                                                16,629         21,323
     Notes payable - long term                                                                          0          1,500
     Excess lease liability                                                                           498            824
     Other liabilities                                                                                 61             88
                                                                                             ------------     ----------
          TOTAL LIABILITIES                                                                        17,188         23,735
                                                                                             ------------     ----------

     Commitments and contingent liabilities:

     STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value,
        2,000,000 shares authorized
        Series C, 0 and 36,265  shares issued and outstanding                                           0          3,570
        Series D, 221 and 16,356 shares issued and outstanding                                         49          3,655
     Common stock, $.10 par value, Non-designated, 50,000,000 shares authorized
       30,663,168 and 10,307,700 shares issued and outstanding, respectively                        3,066          1,031
     Additional paid-in capital                                                                    40,125         23,019
     Accumulated deficit                                                                         (40,767)        (34,727)
     Cumulative foreign currency translation adjustment                                               108            106
                                                                                             ------------     ----------
          TOTAL STOCKHOLDERS' EQUITY                                                                2,581        (3,346)
                                                                                             ------------     ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $19,769        $20,389
                                                                                             ------------     ----------
                                                                                             ------------     ----------

   The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                Three Months Ended   Six Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                  1996      1995      1996      1995
                                                -------    ------    ------     ------

     REVENUES:
          Systems                                $2,074    $3,845    $4,009     $8,309
          Services                                5,169     7,426    11,403     14,983
                                                 ------    ------    ------     -----
               TOTAL REVENUES                     7,243    11,271    15,412     23,292
                                                 ------    ------    ------     -----

     COSTS OF REVENUES:
          Systems                                 2,341     3,061     4,386      6,227
          Services                                3,290     4,375     7,062      8,874
                                                 ------    ------    ------     -----
               TOTAL COSTS OF REVENUES            5,631     7,436    11,448     15,101
                                                 ------    ------    ------     -----

     GROSS MARGIN:
          Systems                                  (267)      784      (377)     2,082
          Services                                1,879     3,051     4,341      6,109
                                                 ------    ------    ------     -----
               TOTAL GROSS MARGIN                 1,612     3,835     3,964      8,191
                                                 ------    ------    ------     -----

     OPERATING EXPENSES:
          Product development                     1,354     1,164     2,602      2,432
          Sales and marketing                     1,538     1,719     3,147      3,425
          General and administrative              1,259     1,717     2,794      3,361
          Amortization of goodwill, customer
               lists and noncompete agreements       95       377       163        754
          Restructuring charge                    1,297         0     1,297          0
                                                 ------    ------    ------     -----
               TOTAL OPERATING EXPENSES           5,543     4,977    10,003      9,972
                                                 ------    ------    ------     -----
               OPERATING LOSS                    (3,931)   (1,142)   (6,039)    (1,781)

     OTHER EXPENSES:
          Interest expense (income)                 (21)      169       (27)       310
                                                 ------    ------    ------     -----

     LOSS BEFORE INCOME TAXES                    (3,910)   (1,311)   (6,012)    (2,091)

     Income tax provision                            (7)       26        28         57
                                                 ------    ------    ------     -----

     NET LOSS                                   ($3,903)  ($1,337)  ($6,040)   ($2,148)
                                                 ------    ------    ------     -----
                                                 ------    ------    ------     -----

     NET LOSS  PER COMMON SHARE                  ($0.13)   ($0.16)   ($0.21)    ($0.26)
                                                 ------    ------    ------     -----
                                                 ------    ------    ------     -----

     Shares used in computing per share data     30,374     8,551    29,347      8,334
                                                 ------    ------    ------     -----


The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                             September 30
                                                                           1996         1995
                                                                       ---------     ----------
Cash flows from operating activities:
     Net loss                                                            ($6,040)       ($2,148)
     Adjustment to reconcile net loss to net cash used in
          operating activities:

          Depreciation and amortization                                      660            709
          Amortization of capitalized and purchased software               1,096            893
          Amortization of goodwill and customer lists                        163            754
          Retirement of property and equipment                                14              0
          Foreign currency translation adjustment                              2            (24)
          Excess lease liability                                            (326)          (301)

     Changes in assets & liabilities:
          Accounts receivable, net                                         2,105           (353)
          Inventories                                                        505            126
          Prepaid expenses and other assets                                  168             96
          Accounts payable and accrued liabilities                           555         (1,233)
          Accrued payroll and related                                       (237)          (322)
          Other liabilities and deferred liabilities                      (2,282)         1,303
                                                                       ---------     ----------

     Net cash used in by operating activities                             (3,617)          (500)
                                                                       ---------     ----------

Cash flows from investing activities:
     Capital expenditures                                                   (422)          (237)
     Expenditures for capitalized and purchased software                    (944)          (722)
     Acquisition of Complete Broking Systems                                (784)             0
                                                                       ---------     ----------
     Net cash used in investing activities                                (2,150)          (959)
                                                                       ---------     ----------

Cash flows from financing activities:
     Borrowings on note payable                                                0          1,250
     Payments on note payable                                             (3,030)          (300)
     Proceeds from exercise of stock options                                  44              0
     Proceeds from private equity placement                                9,361              0
     Proceeds from employee stock purchase plan                               27            433
                                                                       ---------     ----------
Net cash provided by financing activities                                  6,402          1,383
                                                                       ---------     ----------
Net decrease in cash                                                         635            (76)

Cash at the beginning of the period                                         $920           $877
                                                                       ---------     ----------

Cash at the end of the period                                             $1,555           $801
                                                                       ---------     ----------
                                                                       ---------     ----------



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

                        DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.


                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996 was a negative $8,538,000, an improvement of $2,829,000 from March 31, 1996. The significant improvement in working capital was primarily the result of an increase in cash and the elimination of notes payable due to the private equity placement, and the reduction of deferred revenue due to the Company's exit from the hardware business in the second quarter of the current year. Working capital at June 30, 1996 was a negative $3,946,000, therefore a decrease of $4,592,000 in the second quarter of the current fiscal year. This decrease is primarily due to a decrease in cash of $2,515,000, and an increase in accounts payable and accrued liabilities of $1,819,000 related to accrued restructuring charges.

A major component of the Company's negative net working capital position consists of deferred revenues of $7,886,000 at September 30, 1996, primarily representing prepaid software maintenance fees from customers that are recognized ratably over the software maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

In July 1996 the Company acquired Complete Broking Systems (CBS), Auckland, New Zealand, an established supplier of software for the insurance broker industry throughout Asia Pacific and Europe. The acquisition was accounted for as a purchase and the purchase price included cash and common stock.

In May 1996, the Company completed a private equity placement providing gross proceeds of $10,700,000 to the Company. Under terms of the placement, the Company issued 10,700,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilution adjustments. The shares and redeemable warrants comprising the units were immediately detachable and separately transferable.

The private equity placement provided net proceeds of approximately $9,361,000 to the Company. The proceeds were used for the acquisition of CBS, product research and development, to strengthen the Company's sales and marketing organization, to reduce debt, to strengthen working capital, and to continue the consolidation of the Company's operations.


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

The Company has experienced losses in each of its last two years and in both quarters of the current fiscal year. The Company attributes these losses primarily to a soft market for insurance agency automation equipment by reason of the relatively lower profitability of independent agencies during the last three years as compared with earlier periods, industry-wide consolidation, and customer dissatisfaction with certain products and their concern regarding the Company's financial condition. In addition, the Company faces strong competition from two software developers, and one of these developers has been competing aggressively through product pricing. The Company has taken steps to reduce costs, strengthen its management and improve its product offering so as to be in a position to achieve profitability as market conditions improve, but no assurances can be given that those steps will be successful and help the Company achieve profitability. The Company cannot survive continued operating losses indefinitely, and consequently, may be forced to raise additional funds or further restructure its business. In all events, the Company would benefit from additional liquidity and has been exploring numerous commercial lending and equity raising options.


THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues for the second quarter ended September 30, 1996 were $7,243,000, representing a 36% decrease compared to the second quarter of the prior year. The Company recorded a net loss of $3,903,000 or $0.13 per share in the second quarter, compared to a net loss of $1,337,000, or $0.16 per share in the second quarter of the prior year.

Systems revenues of $2,074,000 for the second quarter of the current year reflect a decrease of 46% compared to the second quarter of the prior year.
This decrease was primarily the result of decreased sales of system upgrades to existing customers and the elimination of hardware sales. Service revenues were $5,169,000 in the second quarter of the current year, representing a decrease of $2,257,000 or approximately 30%, compared to the second quarter of the prior year. The decrease is primarily the result of decreased support directly related to the Company's exit from the hardware maintenance business.

Costs of revenues as a percentage of revenues were 78% in the current quarter, compared to the 66% in the second quarter of the prior year. Costs of systems revenues were 113% of systems revenues in the second quarter of the current fiscal year, compared to 80% in the second quarter of the prior fiscal year. The increase expressed in percentage terms was primarily due to an additional provision for doubtful accounts. Costs of services revenues as a percentage of services revenues increased to 64% in the second quarter of the current year, compared to 59% in the second quarter of the prior fiscal year. The increase in percentage terms

                         DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is primarily due to costs associated with the Company's withdrawal from the hardware maintenance business.

Product development expenses for the second quarter ended September 30, 1996 were $1,354,000, or an increase of $190,000, compared to the second quarter of the prior fiscal year. The increase is due to increased consulting expenditures related to the development of Common Delphi, partially offset by reduced head count.

Sales and marketing expenses for the quarter ended September 30, 1996 decreased $181,000, or approximately 11%, from the comparable quarter in the prior year. The decrease is primarily due to reduced headcount.

General and administrative expenses for the quarter ended September 30, 1996 decreased $458,000, or 27%, from the second quarter of the prior year. The decrease is due to lower head count and overall spending reductions compared to the prior year.

Amortization of goodwill, customer lists and noncompete agreements for the quarter ended September 30, 1996 decreased $282,000, or 75%, from the second quarter of the prior year. The decrease is primarily due to a reduction in the carrying value of the intangible assets as a result of a write down of goodwill and noncompete agreements in the fourth quarter of the prior fiscal year. The decrease is also the result of some assets having become fully amortized.

The Company incurred a restructuring charge of $1,297,000 in the second quarter of fiscal 1997. Included in the restructuring charge are accrued severance and, due to the departure from the hardware business, a write-down of inventory.

Interest income for the quarter ended September 30, 1996 was $21,000, compared to interest expense of $169,000 for the second quarter of the prior year. The decrease in net interest is due to interest income from short-term investments in the current quarter and the deletion of interest expense related to the line of credit.

SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues for the six months ended September 30, 1996 were $15,412,000, a decrease of $7,880,000 or 34%, compared to the first half of the prior year. The decrease primarily was due to reduced system sales in the first half of fiscal 1997, including reduced hardware sales due to the Company's exit of the hardware business effective July 1st. The Company recorded a net loss of $6,040,000 or $0.21 per share for the six months ended September 30, 1996, compared to a net loss for the comparable period in the prior fiscal year of $2,148,000 or $0.26 per share.

Systems revenues for the six months ended September 30, 1996 were $4,009,000, a decrease of $4,300,000 or 52% compared to the same period of the prior year. The decrease is primarily due to decreased sales of system upgrades to existing customers and decrease hardware revenues in the second quarter as a result of the Company's exit from the hardware business.

                        DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service revenues for the six month period ended September 30, 1996 were $11,403,000, a decrease of $3,580,000 or 24%, compared to the six months ended September 30, 1995. The decrease is primarily due to decreased support, consulting, and education revenues generated in conjunction with system sales.

Costs of revenues expressed as a percentage of revenues were 74% in the first half of fiscal 1997, compared to 65% in the first half of the prior year. Costs of systems revenues expressed as a percentage of revenues were 109% in the first half of fiscal 1997, compared to 75% in the first half of fiscal 1996. The increase expressed in percentage terms is primarily due to an additional provision for doubtful accounts related to the departure from the hardware business. Costs of service revenues expressed as a percentage of revenues were 62% in the first half of fiscal 1997, compared to 59% in the first half of fiscal 1996. The increase is primarily due to costs related to the exit from the hardware maintenance business not offset by hardware maintenance revenue.

Product development expenditures for the six month period ended September 30, 1996 increased $170,000 or 7%, compared to the same period of the prior fiscal year, primarily due to increased consulting expenditures for the development of Common Delphi.

Sales and marketing expenses in the first half of fiscal 1997 decreased $278,000, or 8%, compared to the comparable period in the prior year. The decrease is primarily due to reduced head count.

General and administrative expenses in the first half of fiscal 1997 decreased $597,000 or 18%, compared to the same period of fiscal 1996. The decreased expense is primarily due to a decrease in headcount and overall spending reductions compared to the prior year.

Amortization of goodwill, purchased software, customer lists, and noncompete agreements for the six months ended September 30, 1996 decreased $561,000 or 74%, compared to the same period of the prior year. The decrease is primarily the result of the write down of goodwill stated above.

The Company incurred a restructuring charge of $1,297,000 in the second quarter of fiscal 1997. The charge provided for severance payments due to the reduction of headcount announced in August, 1996, and a provision for obsolete material resulting from the Company's exit from the hardware business.

Interest income for the six months ended September 30, 1996 was $27,000, compared to interest expenses of $310,000 in the first half of the prior fiscal year. The decrease in net interest is primarily due to the deletion of the line of credit, the conversion of the interest-bearing subordinated note payable into common stock, and investment income.

                        DELPHI INFORMATION SYSTEMS, INC.

                           PART II - OTHER INFORMATION


     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     NONE

    (a.) EXHIBITS

                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)



                                                  Three Months Ended         Six  Months Ended
                                                     September 30,              September 30,
                                                    1996        1995         1996        1995
                                                    ----        ----         ----        ----

    Primary loss per share:
         Net loss for calculation of
             primary earnings per share           ($3,903)    ($1,337)     ($6,040)    ($2,148)

    Weighted average number of
         shares outstanding  (1)                   30,374       8,551       29,347       8,334

         Primary loss per share (2)                ($0.13)     ($0.16)      ($0.21)     ($0.26)
                                                    -----       -----        -----       -----



     (1) Common stock equivalent shares have not been considered in the calculations for the three months ended September 30, 1996 and the six months ended September 30, 1996 and 1995, because they would be anti-dilutive.

     (2) Primary and fully diluted earnings per share are the same for all periods presented.


     (b.) REPORTS
----------
    None.

                        DELPHI INFORMATION SYSTEMS, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DELPHI INFORMATION SYSTEMS, INC.



Date:          November 15, 1996        By   /s/ James Harsch
                                             ----------------------------------
                                             James Harsch
                                             Vice President Administration
                                             Chief Financial Officer

                                             (Duly authorized officer and chief
                                             financial officer)