Form 10-Q
period 1996-12-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1997-02-05
CIK 814549

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

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

Yes / X /       No /  /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
30,720,668 shares as of January 31, 1997.
-----------------------------------------

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             ___________________

                      DELPHI INFORMATION SYSTEMS, INC.

                                    INDEX



Part I - FINANCIAL INFORMATION                                             Page
                                                                           ----

   Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets at December 31, 1996
         and March 31, 1996.............................................    3

       Consolidated Statements of Operations for the Three and Nine
         Months Ended December 31, 1996 and 1995........................    4

       Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 1996 and 1995...............................    5

       Notes to Consolidated Financial Statements.......................    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    7

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................    11

SIGNATURE...............................................................    12

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements

                      DELPHI INFORMATION SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                            ASSETS

                                                                          (Unaudited)
                                                                          December 31          March 31,
                                                                             1996                1996
                                                                          -----------          ---------
CURRENT ASSETS:
Cash                                                                          $2,098               $920
Accounts receivable, net                                                       5,446              8,079
Inventories                                                                       78                592
Prepaid expenses and other assets                                                170                365
                                                                          -----------          ---------
    TOTAL CURRENT ASSETS                                                       7,792              9,956
Property and equipment, net                                                    2,448              2,869
Capitalized and purchased software, net                                        6,320              6,252
Goodwill and customer lists, net                                               2,287              1,182
Other assets                                                                     151                130
                                                                          -----------          ---------
    TOTAL ASSETS                                                             $18,998            $20,389
                                                                          -----------          ---------
                                                                          -----------          ---------

                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                                     $0             $3,030
Accounts payable and accrued liabilities                                       8,123              6,823
Accrued payroll and related benefits                                             826              1,439
Deferred revenue                                                               6,925             10,031
                                                                          -----------          ---------

    TOTAL CURRENT LIABILITIES                                                 15,874             21,323
Notes payable - long term                                                          0              1,500
Excess lease liability                                                           342                824
Other liabilities                                                                 42                 88
                                                                          -----------          ---------
    TOTAL LIABILITIES                                                         16,258             23,735
                                                                          -----------          ---------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
 2,000,000 shares authorized
 Series C, 0 and 36,265  shares issued and outstanding                             0              3,570
 Series D, 221 and 16,356 shares issued and outstanding                           49              3,655
Common stock, $.10 par value,
 Non-designated, 50,000,000 shares authorized
 30,720,668 and 10,307,700 shares issued and outstanding, respectively         3,072              1,031
Additional paid-in capital                                                    40,236             23,019
Accumulated deficit                                                          (40,730)           (34,727)
Cumulative foreign currency translation adjustment                               113                106
                                                                          -----------          ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      2,740             (3,346)
                                                                          -----------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $18,998            $20,389
                                                                          -----------          ---------
                                                                          -----------          ---------


                 The accompanying notes are an integral part of these consolidated financial statements.

                      DELPHI INFORMATION SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)


                                              Three Months Ended               Nine Months Ended
                                                 December 31,                     December 31,
                                           ------------------------        ------------------------
                                             1996            1995            1996            1995
                                           --------        --------        --------        --------
REVENUES:
  Systems                                     $821          $2,698          $4,830         $11,007
  Services                                   5,277           7,366          16,680          22,349
                                           --------        --------        --------        --------
    TOTAL REVENUES                           6,098          10,064          21,510          33,356
                                           --------        --------        --------        --------

COSTS OF REVENUES:
  Systems                                      864           2,409           5,250           8,636
  Services                                   2,379           4,074           9,441          12,948
                                           --------        --------        --------        --------
    TOTAL COSTS OF REVENUES                  3,243           6,483          14,691          21,584
                                           --------        --------        --------        --------

GROSS MARGIN:
  Systems                                      (43)            289            (420)          2,371
  Services                                   2,898           3,292           7,239           9,401
                                           --------        --------        --------        --------
    TOTAL GROSS MARGIN                       2,855           3,581           6,819          11,772
                                           --------        --------        --------        --------

OPERATING EXPENSES:
  Product development                          994           1,330           3,596           3,762
  Sales and marketing                          675           1,563           3,822           4,987
  General and administrative                   983           2,049           3,747           5,410
  Amortization of goodwill, customer
    lists                                      155             378             348           1,132
  Restructuring charge                           0               0           1,297               0
                                           --------        --------        --------        --------
    TOTAL OPERATING EXPENSES                 2,807           5,320          12,810          15,291
                                           --------        --------        --------        --------
    OPERATING INCOME (LOSS)                     48          (1,739)         (5,991)         (3,519)

OTHER EXPENSES:
  Interest expense (income)                     11             147             (16)            457
                                           --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES               37          (1,886)         (5,975)         (3,976)

Income tax provision                             0              13              28              70
                                           --------        --------        --------        --------

NET INCOME (LOSS)                              $37         ($1,899)        ($6,003)        ($4,046)
                                           --------        --------        --------        --------
                                           --------        --------        --------        --------

NET INCOME (LOSS)  PER COMMON SHARE          $0.00          ($0.22)         ($0.20)         ($0.48)
                                           --------        --------        --------        --------
                                           --------        --------        --------        --------


Shares used in computing per share data     30,698           8,698          29,370           8,456


                 The accompanying notes are an integral part of these consolidated financial statements.

                      DELPHI INFORMATION SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                                  Nine Months Ended
                                                                     December 31
                                                                  1996         1995
                                                                --------     --------
Cash flows from operating activities:
     Net loss                                                   ($6,003)     ($4,046)
     Adjustment to reconcile net loss to net cash used in
          operating activities:

          Depreciation and amortization                             966           1,046
          Amortization of capitalized and purchased software      1,636           1,360
          Amortization of goodwill and customer lists               348           1,132
          Loss on disposal of property and equipment                 14               0
          Foreign currency translation adjustment                     7             (29)
          Excess lease liability                                   (482)           (453)

     Changes in assets & liabilities:
          Accounts receivable, net                                2,906              (3)
          Inventories                                               514             235
          Prepaid expenses and other assets                         112             163
          Accounts payable and accrued liabilities                1,253          (1,339)
          Accrued payroll and related                              (620)           (612)
          Other liabilities and deferred liabilities             (3,263)          1,855
                                                                --------        --------

     Net cash used in operating activities                       (2,612)           (691)
                                                                --------        --------
Cash flows from investing activities:
     Capital expenditures                                          (479)           (329)
     Expenditures for capitalized and purchased software         (1,357)         (1,107)
     Acquisition of Complete Broking Systems                       (784)              0
                                                                --------        --------
     Net cash used in investing activities                       (2,620)         (1,436)
                                                                --------        --------

Cash flows from financing activities:
     Borrowings on note payable                                       0           2,650
     Payments on note payable                                    (3,030)         (1,100)
     Proceeds from exercise of stock options                         52               0
     Proceeds from private equity placement                       9,361               0
     Proceeds from employee stock purchase plan                      27             433
                                                                --------        --------
     Net cash provided by financing activities                    6,410           1,983
                                                                --------        --------

Net increase (decrease) in cash                                   1,178            (144)

Cash at the beginning of the period                                $920            $877
                                                                --------        --------

Cash at the end of the period                                    $2,098            $733
                                                                --------        --------
                                                                --------        --------


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


                             FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1996 was a negative $8,082,000, an improvement of $3,285,000 from March 31, 1996. The improvement in working capital was primarily the result of the elimination of notes payable due to the private equity placement and the reduction of deferred revenue due to the Company's exit from the hardware business in the second quarter of the current year, partially offset by a reduction of accounts receivable and an increase in accounts payable and accrued liabilities.

A major component of the Company's negative net working capital position consists of deferred revenues of $6,925,000 at December 31, 1996, primarily representing prepaid software maintenance fees from customers that are recognized ratably over the software maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

In January 1997, the Company completed a private equity placement providing gross proceeds of $5,630,500 to the Company. Under terms of the placement, the Company issued 5,630,500 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilution adjustments. The shares and redeemable warrants comprising the units were immediately detachable and separately transferable.

The private equity placement provided net proceeds of approximately $5,600,500 to the Company. Proceeds from the placement will be used for product research and development, to continue the consolidation of Delphi's operations, for investments in complimentary businesses, to increase sales and professional service personnel, and for general working capital.

In January 1997, the Company established a $4,000,000 credit line with Coast Business Credit, Los Angeles, California. The line will provide working capital to fund the Company's growth opportunities and to continue consolidation of operations. Generally, under the credit line the Company is able to borrow up to 75% of eligible accounts receivable, which would have entitled the Company to borrow $1,750,000 as of January 31, 1997. The Company also can borrow up to $400,000 for capital expenditures. The credit line bears interest at prime plus 2 1/2%.

                      DELPHI INFORMATION SYSTEMS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 1996 the Company acquired Complete Broking Systems (CBS), Auckland, New Zealand, an established supplier of software for the insurance broker industry throughout Asia Pacific and Europe. The acquisition was accounted for as a purchase and the purchase price included cash and common stock .

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


THREE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

Revenues for the third quarter ended December 31, 1996 were $6,098,000, representing a 39% decrease compared to the third quarter of the prior year. The Company recorded net income of $37,000 or $0.00 per share in the third quarter, compared to a net loss of $1,899,000, or $0.22 per share in the third quarter of the prior year.

Systems revenues of $821,000 for the third quarter of the current year reflect a decrease of 70% compared to the third quarter of the prior year. This decrease was primarily the result of decreased sales of system upgrades to existing customers and the elimination of hardware sales. Service revenues were $5,277,000 in the third quarter of the current year, representing a decrease of $2,089,000 or approximately 28%, compared to the third quarter of the prior year. The decrease is primarily the result of decreased installation, custom programming, and support revenues generated in conjunction with system sales, partially offset by increased education and conversion revenues.

Costs of revenues as a percentage of revenues were 53% in the current quarter, compared to the 64% in the third quarter of the prior year. Costs of systems revenues were 105% of systems revenues in the third quarter of the current fiscal year, compared to 89% in the third quarter of the prior fiscal year. The increase expressed in percentage terms was primarily due to an additional provision for commissions expense. Costs of services revenues as a percentage of

                      DELPHI INFORMATION SYSTEMS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

services revenues decreased to 45% in the third quarter of the current year, compared to 55% in the third quarter of the prior fiscal year. The decrease in percentage terms is primarily due the decrease of the largest component of cost of services revenue, direct labor, due to the reduction of headcount.

Product development expenses for the three months ended December 31, 1996 were $994,000, or a decrease of $336,000 or 25%, compared to the third quarter of the prior fiscal year. The decreased expense is primarily due to decreased expenditures for the use of outside consultants.

Sales and marketing expenses for the quarter ended December 31, 1996 were $675,000, or a decrease of approximately 57%, from the comparable quarter in the prior year. The decrease is primarily due to a new consolidated marketing approach focused on Common Delphi, and a reduction in trade show participation.

General and administrative expenses for the quarter ended December 31, 1996 decreased $1,066,000, or 52%, from the third quarter of the prior year. The decrease is primarily due to the reduction of senior staff and reduced spending compared to the prior year.

Amortization of goodwill, customer lists and noncompete agreements for the quarter ended December 31, 1996 decreased $223,000, or 59%, from the third quarter of the prior year. The decrease is primarily due to a reduction in the carrying value of the intangible assets as a result of a write down of goodwill and noncompete agreements in the fourth quarter of the prior fiscal year. The decrease is also the result of some assets having become fully amortized.

Interest expense for the quarter ended December 31, 1996 was $11,000, compared to $147,000 for the third quarter of the prior year. The decrease is primarily due to interest income from short-term investments in the current quarter and the elimination of interest expense related to the line of credit.

NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

Revenues for the nine months ended December 31, 1996 were $21,510,000, a decrease of $11,846,000 or 36%, compared to the same period of the prior year. The Company recorded a net loss of $6,003,000 or $0.20 per share for the nine months ended December 31, 1996, compared to a net loss for the comparable period in the prior fiscal year of $4,046,000 or $0.48 per share.

Systems revenues for the nine months ended December 31, 1996 were $4,830,000, a decrease of $6,177,000 or 56% compared to the same period of the prior year. The decrease is primarily due to reduced sales of system upgrades to existing customers, including reduced hardware sales due to the Company's exit from the hardware business effective the second quarter of the current year, partially offset by hardware commissions revenue as a result of the Company's change in business.

                      DELPHI INFORMATION SYSTEMS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service revenues for the nine month period ended December 31, 1996 were $16,680,000, a decrease of $5,669,000 or 25%, compared to the nine months ended December 31, 1995. The decrease is primarily due to decreased installation and support directly related to the Company's exit from the hardware maintenance business.

Costs of revenues expressed as a percentage of revenues were 68% in the first three quarters of fiscal 1997, compared to 65% in the first three quarters of the prior year. Costs of systems revenues expressed as a percentage of revenues were 109% in the first three quarters of fiscal 1997, compared to 78% in the first three quarters of fiscal 1996. The increase expressed in percentage terms is primarily due to additional provisions for doubtful accounts and commission expense related to the departure from the hardware business. Costs of service revenues expressed as a percentage of revenues were 57% in the first three quarters of fiscal 1997, compared to 58% in the first three quarters of fiscal 1996.

Product development expenditures for the nine month period ended December 31, 1996 decreased $166,000 or 4%, compared to the same period of the prior fiscal year, primarily due to decreased consulting expenditures for the development of Common Delphi.

Sales and marketing expenses in the first three quarters of fiscal 1997 were $3,822,000, or a decrease of 23% compared to the comparable period in the prior year. The decrease is primarily due to reduced headcount and reduced spending levels with respect to marketing efforts compared to the prior year.

General and administrative expenses in the first three quarters of fiscal 1997 decreased $1,663,000 or 31%, compared to the same period of fiscal 1996. The decreased expense is primarily due to a decrease in headcount and overall spending reductions compared to the prior year.

Amortization of goodwill, purchased software, customer lists, and noncompete agreements for the nine months ended December 31, 1996 decreased $784,000 or 69%, compared to the same period of the prior year. The decrease is primarily the result of the write down of goodwill stated above.

The Company incurred a restructuring charge of $1,297,000 in the second quarter of fiscal 1997. The charge provided for severance payments due to the reduction of headcount announced in August, 1996, and a provision for obsolete material resulting from the Company's exit from the hardware business.

Interest income for the nine months ended December 31, 1996 was $16,000, compared to interest expense of $457,000 in the first three quarters of the prior fiscal year. The decrease in net interest is primarily due to the reduction in borrowings on the line of credit, the conversion of the interest-bearing subordinated note payable into common stock, and investment income.

                      DELPHI INFORMATION SYSTEMS, INC.

                        PART II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES

(c) On October 30, 1996, the Company issued 50,000 shares of Common Stock to Rein & Co. in payment of a recruiting fee due to Rein & Co. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

None
-----

(a.)     Exhibits
-------------------------

                      COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share data)
                                 (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           December 31,                    December 31,
                                                     ------------------------        ------------------------
                                                       1996            1995            1996            1995
                                                     --------        --------        --------        --------

Primary loss per share:
    Net income (loss)  for calculation of
        primary earnings per share                       $37         ($1,899)        ($6,003)        ($4,046)

Weighted average number of
    shares outstanding  (1)                           30,698           8,698          29,370           8,456

Primary income (loss) per share (2)                    $0.00          ($0.22)         ($0.20)         ($0.48)
                                                     --------        --------        --------        --------

(1) Common stock equivalent shares have not been considered in the calculations for the three months ended December 31, 1996 and the nine months ended December 31, 1996 and 1995, because they would be anti-dilutive.

(2) Primary and fully diluted earnings per share are the same for all periods presented.


(b.)     Reports
-------------------------

None.

                      DELPHI INFORMATION SYSTEMS, INC.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELPHI INFORMATION SYSTEMS, INC.



Date:     February 5, 1997             By /s/ James Harsch
      ------------------------            -----------------------------
                                          James Harsch
                                          Vice President Administration
                                          Chief Financial Officer

                                          (Duly authorized officer and chief
                                           financial officer)