Form 10-K
period 1997-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1997-06-30
CIK 814549

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended March 31, 1997
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _______________ to _______________

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
                                         None

             Securities registered pursuant to Section 12 (g) of the Act:


 Title of each class              Name of each exchange of which registered
---------------------             -----------------------------------------
  Common Stock, par                              NASDAQ SmallCap Market
value $0.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  /X/        No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of June 1, 1997, the number of shares of Common Stock outstanding was 36,391,168. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $43,965,000.

                         Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                           DELPHI INFORMATION SYSTEMS, INC.

                         INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                  Page Reference
                                                                  --------------

                                        PART I
         Caption
         -------
Item 1.       Business                                                  3

Item 2.       Properties                                                5

Item 3.       Legal Proceedings                                         5

Item 4.       Submission of Matters to a Vote of Security Holders       5

                                       PART II

Item 5.       Market for Registrant's Common Equity
              and Related Stockholder Matters                           6

Item 6.       Selected Financial Data                                   7

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8

Item 8.       Financial Statements and Supplementary Data              14

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                   32

                                       PART III

Item 10.      Directors and Executive Officers of the Registrant       32

Item 11.      Executive Compensation                                   32

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                    33

Item 13.      Certain Relationships and Related Transactions           33

                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      34

                                        PART I
ITEM 1.  BUSINESS
                                     INTRODUCTION

    Delphi is a leading provider of business application software and services for independent property and casualty insurance agencies, brokerages, managing general agents and insurance companies worldwide. Delphi develops, markets and supports software products that automate its customer's operations. The Company also has developed and markets an application system that integrates its application software products with other database products to help its customers manage their information needs.

    In the recent past, the Company's management has focused its efforts on restructuring its organization and redefining its product strategy. The Company's strategy is to expand its product offering from primarily agency automation software products to end-to-end information management solutions encompassing a base engine plus value-added business modules such as rating and prospecting, work group and transmission applications, outsourcing and consulting services, and content on demand. The Company believes that this strategy will reduce the overall cost of producing and marketing insurance products.

    The Company's customer list includes a majority of the largest 100 brokerages and top 200 agencies in the United States and Canada, and most of the global brokers internationally, thereby providing a base for the introduction of new products and services. The Company's software operates on approximately 75,000 workstations and terminals at more than 4,500 customer sites representing approximately two-thirds of all workstations and terminals installed in independent agencies.

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

    PRODUCTS.      The Company currently has six "legacy" products.  "Legacy"
products include INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. These legacy software products provide basic functions such as policy administration, claims handling, and accounting and financial reporting.

    In September 1996 the Company reviewed its product development strategy and progress and made several major adjustments. The Company had intended to combine the complementary features of the six legacy products into one software system that would eliminate the research and development, marketing and customer support of multiple systems. Delphi has now embarked on a development strategy of scaleable tailored solutions, whereby Delphi provides a standard agency management software engine to which value-added "plug and play" modules can be added based on specific user requirements. The current product offering consists of cd.global, a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; cd.connect which provides electronic transmission between carriers and brokers; and cd.one, a structured system utilizing many features of the legacy products.

    The systems offered by the Company range in price from $14,000 to over $1,000,000 for multiple site global brokers. No individual customer represented more than 10% of total revenues in fiscal 1997, 1996, or 1995.

    A significant portion of the Company's business comes from the maintenance of the Company's proprietary software. In addition, some hardware maintenance is purchased by the Company for its customers from third parties. The Company's customers enter into maintenance contracts under which the Company agrees to service the software for varying amounts of time after the expiration of the warranty period. Consulting services, customized programming and training, which are billed separately, are also provided to customers who desire specific assistance or enhancement to their systems.

    SYSTEM DESIGN AND ARCHITECTURE. The Company's latest product offerings utilize the latest technology. cd.global currently is a client/server based system, which supports Oracle relational database software technology. cd.connect is Lotus Notes-based and Internet/intranet enabled groupware, while cd.one is operational on Btrieve

    PRODUCT DEVELOPMENT. At the end of fiscal 1997, the Company employed 46 full-time employees engaged in product development activities. These activities consist of researching and developing enhancements to the software such as adding new functionality, improving usefulness, adapting the Company's software to newer software and hardware technologies and increasing systems responsiveness.

    Product development expenditures prior to capitalization of software were $5,866,000, $6,486,000 and $6,550,000 in fiscal 1997, 1996 and 1995, respectively. The Company strongly believes in the importance of maintaining and enhancing its technology and expects to continue to invest substantial amounts in product development in the future.

    COMPETITION. The Company believes its principal competition is presented by two companies which provide software systems that are comparable to those offered by the Company.

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

    The Company is not aware of any large, hardware company that has a set of software explicitly addressing the independent agencies marketplace. However, the larger hardware suppliers, such as IBM, do sell systems and components of systems to the independent agencies. The Company, to a much lesser extent, also experiences competition in the form of smaller, independent or freelance developers and suppliers of software who sometimes work in concert with hardware companies to supply systems to independent agencies.

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

    EMPLOYEES. At March 31, 1997, the Company had 174 employees, including 30 in sales and marketing, 46 in product development, 78 in customer service and operations, and 20 in general management, administration and finance. None of the Company's employees is presently covered by a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters is in Rolling Meadows (Chicago), Illinois, where it leases approximately 20,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Rolling Meadows. The Company leases approximately 12,000 square feet of office space in Billerica, Massachusetts; approximately 17,500 square feet of office space in Pittsburgh, Pennsylvania; approximately 6,000 square feet in Scarborough, Ontario Canada; and approximately 15,000 square feet in Walnut Creek, California. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under leases.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party, and none of its property is subject to, any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

    The principal market for the Company's common stock (NASDAQ Symbol DLPH) is the SmallCap Market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). As of June 1, 1997, there were 412 shareholders of record.

    The Company has not paid dividends on its common stock to date. There are no plans in the near future to do so.

    The following tables sets forth the high and low bid prices for common stock for each calendar quarter in the two year period ending March 31, 1997.

FISCAL 1997                 HIGH           LOW
-----------------------------------------------

First quarter             $ 2.06         $ 1.13
Second quarter              1.44           0.84
Third quarter               1.44           0.69
Fourth quarter              2.00           0.94


FISCAL 1996                 HIGH           LOW
-----------------------------------------------

First quarter             $ 2.38         $ 0.88
Second quarter              3.13           2.00
Third quarter               2.63           0.88
Fourth quarter              1.50           0.69


    In January 1997, the Company issued 5,630,500 units in a private placement pursuant to Regulation D. Each units consisted of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilutive provisions. The units were sold to a limited number of accredited investors. The units were sold at $1.00 each and no commissions were paid.

ITEM 6.  SELECTED FINANCIAL DATA

                          CONSOLIDATED FINANCIAL HIGHLIGHTS
                        (In thousands, except per share data)



                                  1997           1996           1995           1994           1993
                                  ----------------------------------------------------------------

RESULTS OF OPERATIONS:
Revenues                       $ 27,714      $  44,081       $ 53,040       $ 53,605        $51,607
Operating (loss) income         (5,880)       (11,120)          (597)        (8,160)            947
Net (loss) income              $(5,884)      $(11,833)       $(1,681)       $(8,922)        $   531

EARNINGS PER SHARE:
Net (loss) income              $ (0.19)      $  (1.37)       $ (0.23)       $ (1.34)        $  0.07

Shares used in computing per
share data (1)                   30,463          8,621          7,306          6,672          7,897

FINANCIAL POSITION:
Assets                         $ 22,577      $  20,389       $ 27,547       $ 31,947        $24,735
Short term debt                   1,600          3,030          2,486          4,029          3,574
Long term debt                     -  -          1,500          4,250          4,125           -  -
Stockholders' equity (deficit) $  8,448      $ (3,346)       $  4,553       $  6,231        $ 9,727



    (1) Weighted average common and common equivalent shares, where applicable, were used to compute per share data in all periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The insurance industry has undergone significant consolidation over the past several years. Consolidation has been driven by the need for, and benefits from, economies of scale and scope in providing low-cost insurance packages to customers. This trend has involved both insurance brokerages, who are the Company's primary customers, and insurance companies, and is directly impacting the manner in which insurance products are distributed. The Company's management believes that the insurance industry will continue to experience significant changes in the next two to three years to meet the changing distribution model. These changes should create opportunities for the Company to become a customer focused automation and information management solutions provider.

    The Company's management believes that this consolidation will force brokerages to decrease their distribution costs via automation and/or elimination of labor intensive tasks such as the reduction of paper processing and the elimination of non value-added distribution points via on-line distribution. They also will need to increase service levels with quicker and improved automated processes such as quoting and claims processing. The Company's management believes that it can partner with these participants to provide these automation services.

    The Company's success and profitability will be dependent upon its ability to partner with its customers, creating an aligned interest to add value to its customer's business needs, providing completely integrated information management solutions, and fully leveraging information technology and services. The Company has developed or acquired three new products, cd.global, cd.one, and cd.connect that are in general release. With further development of these products, the Company believes that these products can fulfill the needs of its customers. However, there can be no assurances that the company can introduce services and products to the marketplace in a timely manner, or that its new services and products will be successful in the marketplace. Any failure to successfully introduce such services and products will materially impact the Company's existing business and its future profitability.

    The Company was profitable for the last two quarters of the current fiscal year, although it had experienced losses for the prior two years and the first two quarters of the current fiscal year. The unprofitable operation of the Company prior to the last two quarters of fiscal 1997 was due primarily to
revenue shortfalls to the Company's operating expense matrix.   The Company has
recognized the changing market and has made significant progress in integrating its acquisitions and rationalizing the Company's operations by reducing expenses, strengthening management and improving its product and services offerings. The Company successfully restructured its business and raised additional funds.

Results of Operations - The table below sets forth, for the fiscal periods indicated, the percentage of revenues represented by each item reflected in the Company's consolidated statements of operations, and the percentage increase (decrease) in each item of revenue, cost and expense from the prior fiscal period.


                      CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                       Year to Year Percentage
                                                         Increase (Decrease)
                                                       -------------------------
                             Percentage of Revenues     Fiscal 1997  Fiscal 1996
                              Year Ended March 31,        versus       versus
                            ------------------------
                            1997      1996      1995    Fiscal 1996  Fiscal 1995
--------------------------------------------------------------------------------
REVENUES:
 Systems                    22.0%     32.8%     39.8%     (57.8)%      (31.6)%
 Services                   78.0%     67.2%     60.2%     (27.0)%       (7.2)%


-----------------------------------------------------------------------------
TOTAL REVENUES             100.0%    100.0%    100.0%     (37.1)%      (16.9)%

COSTS OF REVENUES:
 Systems                    25.2%     26.3%     26.5%     (39.8)%      (17.3)%
 Services                   42.6%     39.1%     33.9%     (31.5)%       (4.1)%

-----------------------------------------------------------------------------
TOTAL COST OF REVENUES      67.8%     65.4%     60.4%     (34.9)%       (9.9)%

-----------------------------------------------------------------------------
GROSS MARGIN                32.2%     34.6%     39.6%     (41.4)%      (27.5)%

OPERATING EXPENSES:
 Product development        15.4%     11.5%     10.2%     (15.8)%       (6.2)%
 Sales and marketing        15.9%     14.6%     12.9%     (31.6)%       (6.4)%
 General and administrative 15.7%     17.4%     14.6%     (43.1)%       (0.8)%
 Amortization of goodwill,
   customer lists and non-
   compete agreements        1.8%      3.4%      3.1%     (66.6)%       (9.7)%
 Consolidation, repositioning
   and restructuring charges 4.7%     13.0%     -  -      (77.3)%           *

-----------------------------------------------------------------------------
TOTAL OPERATING EXPENSES    53.5%     59.9%     40.8%     (43.8)%        21.9%

-----------------------------------------------------------------------------
OPERATING LOSS            (21.2)%   (25.3)%    (1.2)%     (47.1)%      1762.6%

Interest expense           (0.1)%      1.4%      1.8%    (103.8)%      (36.5)%

-----------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES  (21.1)%   (26.7)%    (3.0)%     (50.0)%       660.5%
Income tax provision         0.1%      0.3%    (0.3)%     (76.3)%      (18.6)%
NET LOSS                  (21.2)%   (27.0)%    (3.3)%     (50.3)%     (603.9)%
-----------------------------------------------------------------------------


* PERCENTAGE HAS BEEN INTENTIONALLY OMITTED BECAUSE SUCH PERCENTAGE IS NOT MEANINGFUL.

Revenues - The Company's revenues are derived from two sources, systems agreements and service fees. Systems agreements with the Company's customers include the delivery of the Company's proprietary software with the computer hardware of third parties. During the first quarter of the current year, systems revenues included computer hardware, but during the remainder of the year systems revenues included hardware commissions earned from vendors subsequent to the Company's exit from the hardware business. Service fees include fees for maintenance, training and consulting services related to the Company's proprietary software. The Company recognizes revenue consistent with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1.

Revenues decreased 37.1% in fiscal 1997, and decreased 16.9% in fiscal 1996. Systems revenues decreased 57.8% in fiscal 1997 due to decreased sales of system upgrades to existing customers and the Company's exit from the hardware business after the first quarter of the current year. Services revenues decreased 27.0% in fiscal 1997 due to decreased support, custom programming and consulting revenues generated in conjunction with system sales.

Costs of Systems Revenues - Costs of systems revenues include costs of third party software and computer hardware from the first quarter of the current year, provisions for doubtful accounts, and the amortization of capitalized software development costs. Costs of systems revenues, as a percentage of systems revenues, were 114.7%, 80.3% and 66.5% in fiscal 1997, 1996, and 1995, respectively. The increase in costs of systems expressed as a percentage of revenues in fiscal 1997 is primarily due to an increase in provisions for doubtful accounts and increased amortization of capitalized software costs due to a greater number of products being available for general release to customers. The increase in fiscal 1996 is primarily a result of a changing mix of products sold by the Company and a decline in margin on the resale of third-party hardware.

Costs of Service Revenues - Costs of service revenues include costs associated with maintenance, consulting and training services, and payments made to third party hardware maintenance vendors. Costs of service revenues as a percentage of service revenues were 54.6%, 58.2% and 56.3% in fiscal 1997, 1996, and 1995, respectively. In fiscal 1997 the decrease was primarily due to the decrease of the largest component of cost of services revenues, direct labor, due to the reduction of headcount. In fiscal 1996, the increase was primarily due to the reduction of direct labor expense not proportionate to the reduction in services revenues.

Product Development Expenses - Product development expenses, net of capitalized software costs, were $4,255,000, $5,051,000 and $5,384,000 in
fiscal 1997, 1996, and 1995, respectively.   The decrease in fiscal 1997 is
primarily the result of decreased expenditures for the use of outside consultants. The decrease in fiscal 1996 is primarily a result of increased capitalization of software due to increased outside consulting expenditures for new product development. Product development expenditures, including those which were capitalized, were $5,867,000, $6,486,000 and $6,550,000, respectively, in fiscal years 1997, 1996, and 1995.

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

Sales and Marketing Expenses - Sales and marketing expenses decreased 31.6% in fiscal 1997, compared to a decrease of 6.4% in fiscal 1996. The decrease in fiscal 1997 is primarily due to a new consolidated marketing approach and a reduction in trade show participation. The decrease in fiscal 1996 was primarily due to a reduction in the sales force headcount.

General and Administrative Expenses - General and administrative expenses decreased 43.1% in fiscal 1997, and decreased 0.8% in fiscal 1996. The decrease in fiscal 1997 was primarily due to lower headcount and overall spending reductions compared to the prior year. The decrease in fiscal 1996 was primarily due to a reduction in headcount and overall spending reductions, partially offset by severance and relocation costs for certain Company personnel.

Amortization of Goodwill, Customer Lists and Noncompete Agreements - Amortization expense decreased 66.6% in fiscal 1996, compared to a decrease of 9.7% in fiscal 1996. The decrease in fiscal 1997 is primarily due to a reduction in the carrying value of the intangible assets as a result of a write down of goodwill in the fourth quarter of the prior fiscal year. The increase in the prior fiscal year is the result of some assets becoming fully amortized in the current year. The Company follows a policy of periodic evaluation of the carrying value of its intangible assets. See Note 2 of Notes to Consolidated Financial Statements of the Company.

Interest Income/Expense - The Company had net interest income of $23,000 in fiscal 1997, compared to interest expense of $599,000 in fiscal 1996 and $944,000 in fiscal 1995. The decrease in net interest in fiscal 1997 was due to the reduction in borrowings on the line of credit, the conversion of the interest-bearing subordinated note payable into common stock, and the inclusion of investment income. The decreased interest expense in fiscal 1996 was due to decreased average borrowings compared to the prior fiscal year.

Income Tax Provision - The effective tax rates under SFAS No. 109 for fiscal years 1997, 1996, and 1995, were 0.5%, 1.0% and 9.0%, respectively.

Due to the Company's recurring losses, net operating loss carryforwards have been generated for income tax purposes. The Company continues to provide a valuation allowance against this and all other net deferred tax assets, thus no income tax benefit has been recorded. The tax provision relates to certain state and foreign income taxes.

Liquidity and Capital Resources - Working capital was a negative $2,128,000 at March 31, 1997, compared to a negative $11,367,000 at March 31, 1996. The improvement in working capital was primarily the result of the increase in cash due to the private equity placements, the reduction of deferred revenue due to the Company's exit from the hardware business after the first quarter of the current year, partially offset by a reduction in accounts receivable.

The Company's negative net working capital position is primarily a result of deferred revenues of $7,205,000 at March 31, 1997, representing prepaid software maintenance fees from its customers which are recognized as revenue ratably over the maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and does not require a payment to a third party.

Net cash provided by (used for) operating activities was ($4,908,000), $1,094,000 and $2,700,000 for fiscal years ended in 1997, 1996, and 1995, respectively.

Cash used in investing activities was $3,062,000, $2,028,000 and $2,305,000 for the fiscal years ended 1997, 1996, and 1995, respectively.

Cash from financing activities reflects the Company's borrowing and payment activities on its line of credit, proceeds from the convertible promissory note, proceeds from the Company's various stock option and employee stock purchase plans, and the proceeds from the private equity placements. In fiscal 1997, the Company raised net proceeds of $14,971,000 from two private equity placements, and $105,000 from the exercise of employee stock options and employee stock purchase plans. In fiscal 1996, the Company raised $433,000 in cash from the exercise of employee stock options.

In January 1997, the Company established a $4,000,000 credit line with Coast Business Credit, Los Angeles, California. The line will provide working capital to fund the Company's growth opportunities and to continue consolidation of operations. Generally, under the credit line the Company is able to borrow up to 75% of eligible accounts receivable. The Company also can borrow up to $400,000 for capital expenditures. The credit line bears interest at prime plus 2.5%. At March 31, 1997, the Company had borrowed $1,600,000 on its line of credit, compared to $2,606,000 on March 31, 1996 on a previous bank line.

The Company completed two private equity placements in fiscal 1997.   The first
placement was completed in May 1996 and provided gross proceeds of $10,700,000 to the Company. In January 1997, the Company completed a second private equity placement providing gross proceeds of $5,630,500 to the Company. Under the terms of the placements, the Company issued 10,700,000 units at a price of $1.00 per unit for the May placement, and 5,630,500 units at a price of $1.00 per unit for the January placement. Each unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after their date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after the issuance of the redeemable warrants if the closing bid price for the common stock is at or above $2.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

The two private equity placements provided net proceeds of approximately $14,971,000 to the Company. The proceeds have been and will be used for product research and development, to strengthen the Company's sales and marketing organization, to reduce debt, to strengthen working capital, and to continue the consolidation of Delphi's operations. In addition, the Company may use proceeds to make strategic investments in complementary businesses.

In conjunction with the May 1996 equity placement, the Company converted all of its outstanding Series C Preferred Stock, Series E Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock into 8,697,594 shares of common stock. In addition $1,500,000 in outstanding promissory notes were converted into 1,500,000 units, identical to those described above. The Series C Preferred Stock, Series D Preferred Stock, and the promissory notes converted in April 1996, while the Series E Preferred Stock converted in March 1996.

The statements contained in this section and elsewhere in this Annual Report on Form 10K that are not historical facts are forward-looking statements subject to the safe harbor created by Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Delphi Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of March 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

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

Chicago, Illinois
May 8, 1997

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (In thousands, except for share amounts)

AS OF MARCH 31
ASSETS                                                          1997      1996
                                                             -------   -------
CURRENT ASSETS:
Cash                                                         $ 6,596   $   920
Accounts receivable, less allowances of $1,613
  and $922, respectively                                       5,241     8,079
Inventories                                                       16       592
Prepaid expenses and other current assets                        111       365
                                                             -------   -------
  TOTAL CURRENT ASSETS                                        11,964     9,956
Property and equipment, net                                    2,242     2,869
Capitalized and purchased software, net                        6,175     6,252
Goodwill and customer lists, net                               2,032     1,182
Other assets                                                     164       130
                                                             -------   -------
TOTAL ASSETS                                                 $22,577   $20,389
                                                             -------   -------
                                                             -------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable                                                $ 1,600   $ 3,030
Accounts payable and accrued expenses                          4,667     6,823
Accrued payroll and related benefits                             620     1,439
Deferred revenue                                               7,205    10,031
                                                             -------   -------
  TOTAL CURRENT LIABILITIES                                   14,092    21,323
Notes payable-long term                                           --     1,500
Excess lease liability                                            --       824
Other liabilities                                                 37        88
                                                             -------   -------
TOTAL LIABILITIES                                             14,129    23,735
                                                             -------   -------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.10 par value, 2,000,000 shares authorized:
  Series C, 0 and 36,268 shares issued and
     outstanding, respectively                                    --     3,570
  Seried D, 221 and16,356 shares issued and
     outstanding, respectively                                    49     3,655
Common stock, $.10 par value:
  Non-designated, 75,000,000 shares authorized,
     36,351,168 and 10,307,700  issued and
     outstanding, respectively                                 3,635     1,031
Additional paid-in capital                                    45,259    23,019
Accumulated deficit                                          (40,611)  (34,727)
Cumulative foreign currency translation adjustment               116       106
                                                             -------   -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           8,448    (3,346)
                                                             -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $22,577   $20,389
                                                             -------   -------
                                                             -------   -------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)


YEAR ENDED MARCH 31                                    1997      1996      1995
                                                    -------    ------    ------
REVENUES:
Systems                                              $6,089   $14,440   $21,100
Services                                             21,625    29,641    31,940
                                                    -------    ------    ------
    TOTAL REVENUES                                   27,714    44,081    53,040

COSTS OF REVENUES:
Systems                                               6,985    11,601    14,027
Services                                             11,802    17,238    17,983
                                                    -------    ------    ------
    TOTAL COST OF REVENUES                           18,787    28,839    32,010
                                                    -------    ------    ------
    GROSS MARGIN                                      8,927    15,242    21,030

OPERATING EXPENSES:
Product development                                   4,255     5,051     5,384
Sales and marketing                                   4,405     6,442     6,879
General and administrative                            4,354     7,658     7,718
Amortization of goodwill, customer lists and
  noncompete agreements                                 496     1,487     1,646

Consolidation, repositioning
  and restructuring charges                           1,297     5,724        --
                                                    -------    ------    ------
    TOTAL OPERATING EXPENSES                         14,807    26,362    21,627
                                                    -------    ------    ------
    OPERATING LOSS                                   (5,880)  (11,120)     (597)

Interest income                                        (131)        0         0
Interest expense                                        108       599       944
                                                    -------    ------    ------

Loss before income taxes                             (5,857)  (11,719)   (1,541)
Income tax provision                                     27       114       140
                                                    -------    ------    ------

Net loss                                            ($5,884) ($11,833)  ($1,681)
                                                    -------    ------    ------

Net loss per common share                            ($0.19)   ($1.37)   ($0.23)
                                                    -------    ------    ------

Weighted average common shares
  and common share equivalents outstanding           30,463     8,621     7,306
                                                    -------    ------    ------
                                                    -------    ------    ------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (In thousands, except for shares outstanding)



                                                                                   PREFERRED STOCK
---------------------------------------------------------------------------------------------------
                                              SERIES A:           SERIES B:           SERIES C:
                                          SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
---------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                   16,577    $3,703    61,950    $5,250    36,268    $3,570
---------------------------------------------------------------------------------------------------
Net loss                                      --        --        --        --        --        --
Conversion of Series A Preferred Stock   (16,577)   (3,703)       --        --        --        --
Conversion of Series B Preferred Stock        --        --   (52,745)   (4,470)       --        --
Mountain States acquisiton adjustment         --        --        --        --        --        --
Translation adjustment                        --        --        --        --        --        --
---------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                        0         0     9,205       780    36,268     3,570
---------------------------------------------------------------------------------------------------
Net loss                                      --        --        --        --        --        --
Exercise of stock options
Shares sold under employee stock              --        --        --        --        --        --
    purchase plan
Mountain States' acquisition adjustment       --        --        --        --        --        --
Conversion of Note Payable to
    Series E Preferred Stock                  --        --        --        --        --        --
Conversion of Series B
    Preferred Stock                           --        --    (9,205)     (780)       --        --
Conversion of Series E
    Preferred Stock                           --        --        --        --        --        --
Translation adjustment                        --        --        --        --        --        --
---------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                        0         0         0         0    36,268     3,570
---------------------------------------------------------------------------------------------------
Net loss                                      --        --        --        --        --        --
Exercise of stock options                     --        --        --        --        --        --
Shares sold under employee stock
    purchase plan                             --        --        --        --        --        --
Conversion of convertible promissory
    notes to common stock                     --        --        --        --        --        --
Conversion of Series C Preferred Stock
    to common stock                           --        --        --        --   (36,268)   (3,570)
Conversion of Series D Preferred Stock
    to common stock                           --        --        --        --        --        --
Issuance of common stock in connection
    with private equity placements            --        --        --        --        --        --
CBS acquisition                               --        --        --        --        --        --
Issuance of common stock as consideration
    for services provided                     --        --        --        --        --        --
Translation adjustment                        --        --        --        --        --        --
---------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                        0        $0         0        $0         0        $0
---------------------------------------------------------------------------------------------------



                                                                                              COMMON STOCK
-------------------------------------------------------------------------------------------------------------
                                              SERIES D:              SERIES E
                                          SHARES    AMOUNT       SHARES    AMOUNT           SHARES    AMOUNT
-------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                       --     $  --        --     $  --           7,011,415      $701
-------------------------------------------------------------------------------------------------------------
Net loss                                      --        --        --        --                  --        --
Conversion of Series A Preferred Stock    16,356     3,655        --        --              24,995         3
Conversion of Series B Preferred Stock        --        --        --        --             879,083        88
Mountain States acquisiton adjustment         --        --        --        --              63,680         6
Translation adjustment                        --        --        --        --                  --        --

-------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                   16,356     3,655         0         0           7,979,173       798
-------------------------------------------------------------------------------------------------------------
Net loss                                      --        --        --        --                  --        --
Exercise of stock options                     --        --                                 121,000        12
Shares sold under employee stock              --        --        --        --             255,406        26
    purchase plan                             ----
Mountain States' acquisition adjustment       --        --        --        --             339,280        34
Conversion of Note Payable to
    Series E Preferred Stock                  --        --    63,426     3,125                  --        --
Conversion of Series B
    Preferred Stock                           --        --        --        --             191,781        19
Conversion of Series E
    Preferred Stock                           --        --   (63,426)   (3,125)          1,421,060       142
Translation adjustment                        --        --        --        --                  --        --
-------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                   16,356     3,655         0         0          10,307,700     1,031
-------------------------------------------------------------------------------------------------------------
Net loss                                      --        --        --        --                  --        --
Exercise of stock options                     --        --        --        --              54,500         5
Shares sold under employee stock
    purchase plan                             --        --        --        --              24,634         2
Conversion of convertible promissory
    notes to common stock                     --        --        --        --           1,500,000       150
Conversion of Series C Preferred Stock
    to common stock                           --        --        --        --           3,626,800       363
Conversion of Series D Preferred Stock
    to common stock                      (16,135)   (3,606)       --        --           3,649,734       365
Issuance of common stock in connection
    with private equity placements            --        --        --        --          16,330,500     1,633
CBS acquisition                               --        --        --        --             807,300        81
Issuance of common stock as consideration
    for services provided                     --        --        --        --              50,000         5
Translation adjustment                        --        --        --        --                  --        --
-------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                      221       $49         0        $0          36,351,168    $3,635
-------------------------------------------------------------------------------------------------------------


                                      ADDITIONAL                               FOREIGN
                                       PAID-IN            ACCUMULATED        TRANSLATION
                                       CAPITAL              DEFICIT          ADJUSTMENT
-----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                  $14,085            ($21,213)               $135
-----------------------------------------------------------------------------------------
Net loss                                      --              (1,681)                 --
Conversion of Series A Preferred Stock        46                  --                  --
Conversion of Series B Preferred Stock     4,382                  --                  --
Mountain States acquisiton adjustment         (6)                 --                  --
Translation adjustment                        --                  --                   2
-----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                   18,507             (22,894)                137
-----------------------------------------------------------------------------------------
Net loss                                      --             (11,833)                 --
Exercise of stock options                     64
Shares sold under employee stock             333                  --                  --
    purchase plan
Mountain States' acquisition adjustment      371                  --                  --
Conversion of Note Payable to
    Series E Preferred Stock                  --                  --                  --
Conversion of Series B
    Preferred Stock                          761                  --                  --
Conversion of Series E
    Preferred Stock                        2,983                  --                  --
Translation adjustment                        --                  --                 (31)
-----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                   23,019             (34,727)                106
-----------------------------------------------------------------------------------------
Net loss                                      --              (5,884)                 --
Exercise of stock options                     73                  --                  --
Shares sold under employee stock
    purchase plan                             25                  --                  --
Conversion of convertible promissory
    notes to common stock                  1,350                  --                  --
Conversion of Series C Preferred Stock
    to common stock                        3,207                  --                  --
Conversion of Series D Preferred Stock
    to common stock                        3,241                  --                  --
Issuance of common stock in connection
    with private equity placements        13,338                  --                  --
CBS acquisition                              961                  --                  --
Issuance of common stock as consideration
    for services provided                     45
Translation adjustment                        --                  --                  10
-----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                  $45,259            ($40,611)               $116
-----------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


YEAR ENDED MARCH 31                                                   1997           1996           1995
                                                                     ------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                           ($5,884)      ($11,833)       ($1,681)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                        1,284          1,434          1,495
Amortization of capitalized and purchased software                   2,183          1,827          1,564
Amortization of goodwill, customer lists and noncompete agreements     496          1,487          1,646
Write off of capitalized software development costs                     --            173             --
Write off of goodwill, customer lists, and noncompete agreements        --          5,017             --
Loss on disposal of fixed assets                                        14            (85)            76
Excess lease cost                                                     (824)          (620)          (638)
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
    ACQUISITION OF BUSINESSES:
Accounts receivable, net                                             3,111           (440)         1,876
Inventories                                                            576            391             25
Prepaid expenses and other assets                                      190           (635)          (550)
Accounts payable and accrued expenses                               (2,250)           797         (1,250)
Accrued payroll and related benefits                                  (826)            (2)           (48)
Other liabilities and deferred revenue                              (2,988)         3,614            183
                                                                     ------------------------------------
Net cash provided by (used in) operating activities                 (4,918)         1,125          2,698
                                                                     ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (593)          (590)          (718)
Expenditures for capitalized and purchased software                 (1,761)        (1,438)        (1,343)
Cash outlays for acquisitions, net of cash acquired                   (708)             0           (244)
                                                                     ------------------------------------
Net cash used in investing activities                               (3,062)        (2,028)        (2,305)
                                                                     ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                           (3,030)       (10,071)        (3,550)
Borrowings on notes payable                                          1,600         10,615          2,250
Proceeds from exercise of stock options and
    employee stock purchase plan                                       105            433             --
Proceeds from issuance of convertible promissory notes                  --             --            125
Net proceeds from private equity placement                          14,971             --             --
                                                                     ------------------------------------
Net cash provided by (used in) financing activities                 13,646            977         (1,175)
                                                                     ------------------------------------
Foreign currency translation adjustment                                 10            (31)             2
Net increase (decrease) in cash                                      5,676             43           (780)
Cash at the beginning of the year                                      920            877          1,657
                                                                     ------------------------------------
Cash at the end of the year                                         $6,596           $920           $877
                                                                     ------------------------------------
                                                                     ------------------------------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                         $163           $884           $594
Income taxes paid                                                       39             65            140
NON-CASH TRANSACTIONS:
Common stock, preferred stock, subordinated convertible
    debentures and notes payable issued for acquisitions                $0         $3,591           $450
Preferred stock and convertible promissory notes converted
    to common stock                                                 $8,675             $0             $0
Issuance of common stock as consideration for services provided        $50             $0             $0


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

From January 1991 to July 1996, the Company acquired nine companies in similar or complementary lines of business, including the July 23, 1996, acquisition of Complete Broking Systems ("CBS") of Auckland, New Zealand in exchange for $500,000 cash and 807,300 shares of the Company's common stock. All of these acquisitions have been accounted for as purchases. Accordingly, the results of CBS have been recorded in the financial statements commencing on August 1, 1996. The excess of the cost of the acquisitions over the net fair value of identifiable assets and liabilities assumed at the date of acquisition was recorded as goodwill and amortized on a straight-line basis over five years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances.

Revenue Recognition - The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1, "Software Revenue Recognition". System revenues consist of revenues earned under software license agreements, revenues from computer hardware purchased by customers of the Company, and hardware commissions earned subsequent to the Company's exit from the hardware business in the second quarter of the current year. When all components necessary to run the system have been shipped and only insignificant post-delivery obligations remain, revenue and costs are recognized based upon the sales price and the cost of specific items shipped.

Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support. Maintenance is generally billed to the customers in advance quarterly or annually and recognized as revenue ratably over the term of the maintenance contract. Other service revenues including training and consulting are recognized as the services are performed. Revenues related to custom programming are recognized when performed.

Software Development Costs - The Company capitalizes internally generated software development costs in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs considers external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs, through costs of systems revenues, begins when the products are available for general release to customers. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. The maximum amortization period on a straight-line basis is five years. Capitalized software costs are amortized on a product-by-product basis. Amortization of capitalized software development costs was $1,611,000, $1,245,000 and $1,128,000 in fiscal 1997, 1996, and 1995, respectively.

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

Net software development and purchased software costs at March 31, 1997 and 1996 consist of the following (in thousands):
                                                        1997           1996
--------------------------------------------------------------------------------

Total software development costs capitalized          $8,778         $6,672
Total purchased software costs capitalized             2,863          2,863
Less accumulated amortization                         (5,466)        (3,283)
--------------------------------------------------------------------------------
                                                      $6,175         $6,252
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

During the fourth quarter of fiscal 1996, the Company wrote down its capitalized software development costs by $259,351, and its accumulated amortization by $86,178 (see Note 4).

Accounts Receivable - The Company's accounts receivable resulting from system sales are unsecured; however, during the first quarter of the current year the Company reserved a purchase security interest in the hardware until such time that the purchase price is paid in full.

Inventories - Inventories, which consist primarily of computer equipment and consist entirely of finished goods, are stated at the lower of cost or market value. The cost of substantially all inventories is determined by specific identification.

Goodwill and Customer Lists - Goodwill relates to the excess of the cost of acquisitions over the net fair value of identifiable assets and liabilities and value assigned to customer lists. These costs are being amortized on a straight-line basis over five to ten years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of the goodwill may warrant revision or that the remaining balance of the goodwill may not be recoverable. When factors indicate that the goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's sufficiency of operating income and related cash flow over the remaining life of the goodwill in measuring whether the goodwill's value is recoverable. If management's assessment or other facts and circumstances pertaining to the recoverability of goodwill of a particular business unit were to change, including their estimate of future operating income and related cash flows, the Company would adjust the carrying value of the goodwill as appropriate.
In fiscal 1996, the Company decreased the carrying value of goodwill by $5,017,000, to reflect the impairment of the recoverability of goodwill related to certain business acquisitions (see Note 4). As of March 31, 1997, and 1996, the accumulated amortization was $1,382,000 and $968,000, respectively. Amortization of goodwill and customer lists was $496,000, $833,000 and $823,000 in fiscal 1997, 1996, and 1995, respectively.

Other Assets - Other assets consist primarily of long-term deposits.

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

Loss Per Common Share - Loss per common share for fiscal 1997, 1996, and 1995 is based on the weighted average number of common shares outstanding. The effect of common share equivalents is not included in the loss per common share calculation for fiscal 1997, 1996 and 1995 because inclusion would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

Foreign Currency Transactions - The accounts of the Company's foreign subsidiaries have been translated according to the provisions of the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Gains or losses resulting from translation of the foreign subsidiaries' financial statements are included in stockholders' equity. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated results of the period in which they occur.

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued in October, 1995. This new pronouncement establishes financial accounting and reporting standards for the stock-based employee compensation plans and requires a fair value based method to determine the compensation cost of such plan. Management has determined that the Company will not adopt the accounting method prescribed by the new standard but has, as allowed by the standard, only provide supplemental pro forma disclosure of the effect of such adoption in Note 11.

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation between the basic EPS computation to the diluted EPS computation. The SFAS No. 128 presentation is required effective December 31, 1997, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128 for the year ended March 31, 1997, basic EPS would have approximated $(0.19) per share.


NOTE 3 - PRIVATE EQUITY PLACEMENTS:

The Company completed two private equity placements in fiscal 1997.   The first
placement was completed in May 1996 and provided gross proceeds of $10,700,000 to the Company. In January 1997, the Company completed a second private equity placement providing gross proceeds of $5,630,500 to the Company. Under the terms of the placements, the Company issued 10,700,000 units at a price of $1.00 per unit for the May placement, and 5,630,500 units at a price of $1.00 per unit for the January placement. Each unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock at an exercise price of $1.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after their date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after the issuance of the redeemable warrants if the closing bid price for the common stock is at or above $2.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

The two private equity placements provided net proceeds of approximately $14,971,000 to the Company. The proceeds will be used for product research and development, to strengthen the Company's sales and marketing organization, to reduce debt, to strengthen working capital, and to continue the consolidation of Delphi's operations. In addition, the Company may use proceeds to make strategic investments in complementary businesses.

In conjunction with the May 1996 equity placement, the Company converted all of its outstanding Series C Preferred Stock, Series E Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock into 8,697,594 shares of common stock. In addition $1,500,000 in outstanding promissory notes were converted into 1,500,000 units, identical to those described above.

NOTE 4 - CONSOLIDATION, REPOSITIONING AND RESTRUCTURING CHARGES:

The operating results for the first two quarters of fiscal 1997 generated a significant loss. In order to return the Company to profitability it was determined that headcount and operating expenses needed to be reduced. In addition, as the Company transitioned out of the hardware business, a portion of the inventory on hand was deemed obsolete.

As a result of the foregoing events, the Company incurred a charge to operations in fiscal 1997 resulting from the following (in thousands):

Severance and other payroll related cost                        $  897
Write down of inventory                                            400
----------------------------------------------------------------------
                                                                $1,297
----------------------------------------------------------------------
----------------------------------------------------------------------

In fiscal 1996, the Company operated according to a business plan which included a product strategy in which the Company had begun developing a new generation of products, which incorporated certain functionality and features from several of the Company's existing products. As part of the business plan, the Company ceased to develop enhanced versions of certain of the Company's products beyond a specific, identified product version release. The Company will, however, continue to support and maintain the existing products for a number of years in the future, depending upon the economic feasibility of doing so for each specific product. Consequently, the recoverability of a portion of the Company's intangible assets classified as goodwill had become impaired, based upon projected future net cash flows related to the aforementioned products compared to the net carrying value of the related assets.

The Company's business plan also included continued consolidation and elimination of duplicate facilities. In conjunction with the plan, the Company made and communicated the decision to relocate certain of the Company's development and support functions from one of the Company's facilities to another. As a result, the Company incurred a charge for severance and excess facilities costs.

The following summarizes the components of the restructuring charge in fiscal 1996 (in thousands):

Write down of goodwill and noncompete
    agreements                                                  $5,017
Write down of capitalized software
    development costs                                              173
Severance and excess facilities cost                               534
----------------------------------------------------------------------
                                                                $5,724
----------------------------------------------------------------------
----------------------------------------------------------------------

NOTE 5- PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1997 and 1996 consists of the following (in thousands):

                                                   1997           1996
-----------------------------------------------------------------------
Computer equipment and purchased software        $5,722         $6,802
Leasehold improvements                              989          1,199
Furniture, fixtures and other                     1,727          3,199
-----------------------------------------------------------------------
                                                  8,438         11,200

Less accumulated depreciation and amortization   (6,196)        (8,331)
-----------------------------------------------------------------------
                                                 $2,242         $2,869
-----------------------------------------------------------------------
-----------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE:

Notes payable at March 31, 1997, and 1996, are comprised of the following (in thousands):

                                                   1997           1996
-----------------------------------------------------------------------
Notes payable to bank                            $1,600         $2,606
Note payable                                          0            424
Convertible promissory notes                          0          1,500
-----------------------------------------------------------------------
                                                  1,600          4,530
Current portion                                  (1,600)        (3,030)
-----------------------------------------------------------------------
                                                 $    0         $1,500
-----------------------------------------------------------------------
-----------------------------------------------------------------------

The Company had a $4,000,000 line of credit agreement with a bank of which $1,600,000 was outstanding at March 31, 1997. At March 31, 1997, $2,053,000 remained available for borrowing under the line of credit. As of March 31, 1997, based upon applicable advance rates the Company could have borrowed approximately $3,653,000.

The line, which expires on January 31, 1998, carries an interest rate at the bank's prime lending rate plus 2.5 percent. Permitted borrowings under the line vary as a function of qualified accounts receivable and are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants including achievement by the Company of specified operating results and balance sheet ratios. The line also restricts certain activities of the Company without the approval of the bank, including the incurrence of senior debt, mergers and acquisitions, and the payment of dividends.

Additional information related to line of credit borrowings for the two years ended March 31, 1997, is as follows (in thousands):

                                                  1997            1996
----------------------------------------------------------------------
Maximum amount borrowed during the year         $1,600          $4,036
Average amount borrowed during the year           $427          $2,846
Interest rate at the end of the year             11.0%           11.8%
Weighted average interest rate incurred during
    the year                                      9.9%           13.9%

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses at March 31, 1997, and 1996, consist of the following (in thousands):

                                                  1997            1996
-----------------------------------------------------------------------
Trade accounts payable                            $958          $1,775
Taxes other than income tax                        329             354
Accrued severance and reorganization costs       1,284           1,963
Other                                            2,096           2,731
-----------------------------------------------------------------------
                                                $4,667          $6,823
-----------------------------------------------------------------------
-----------------------------------------------------------------------

NOTE 8 - INCOME TAXES:

Pretax loss consisted of (in thousands):

                   1997           1996           1995
------------------------------------------------------
Domestic        $(5,681)      $(11,714)       $(1,624)
Foreign            (176)            (5)            83
------------------------------------------------------
Total           $(5,857)      $(11,719)       $(1,541)
-------------------------------------------------------
-------------------------------------------------------

The provisions for income taxes consisted of (in thousands):

                   1997           1996           1995
------------------------------------------------------
Current:
    U.S. Federal    $--           $ --            $--
    State            27            114             74
    Foreign          --             --             66
------------------------------------------------------
         TOTAL      $27           $114           $140
------------------------------------------------------
Deferred:
    U.S. Federal    $--           $--            $--
    State            --            --             --

    Foreign          --            --             --
------------------------------------------------------
         TOTAL     $ --           $--            $--
------------------------------------------------------
Total Provision    $27            $114           $140
------------------------------------------------------
------------------------------------------------------

The income tax provision differs from the amount obtained by applying the federal statutory rate because of the following items:

                                        1997           1996           1995
----------------------------------------------------------------------------
Statutory rate                         (35.0)%        (35.0)%        (35.0)%
State income tax                         0.5            1.0            4.8
Amortization of intangible
    assets relating to
    acquired businesses                  3.3            6.5           18.7
Increase in valuation allowances        24.7           28.5           16.3
Other, net                               7.0            0.0            4.2

----------------------------------------------------------------------------
Effective rate                           0.5%           1.0%           9.0%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1997 and 1996 are as follows (in thousands):

                                       1997                   1996
                                --------------------  ---------------------
                                   DEFERRED TAX           DEFERRED TAX
                                ASSETS   LIABILITIES  ASSETS    LIABILITIES
---------------------------------------------------------------------------

Product enhancements               $--    $1,872         $--        $1,763
Reserves                         1,259        --        1422            --
NOL not utilized                10,050        --       8,331            --
Tax credits not utilized           903        --         903            --
--------------------------------------------------------------------------
                                12,212     1,872      10,696         1,763
Valuation allowance            (10,340)       --      (8,893)           --
                              --------    ------     -------        ------

Total deferred taxes            $1,872    $1,872      $1,763        $1,763
--------------------------------------------------------------------------
--------------------------------------------------------------------------

As of March 31, 1997, the Company had investment business tax credit carryforwards of $903,000 for both financial statement and federal income tax purposes. In addition, the

Company has net operating losses available for offset against future taxable income of approximately $25,125,000 for federal and state income tax purposes. The utilization of these net operating losses may be limited due to changes in ownership and other restrictions imposed by the Internal Revenue Code.

Net operating loss carryforwards and a substantial portion of tax credits will begin to expire after 1997, becoming fully expired by the year 2012 if not offset against future taxable income.

Due to the uncertainity of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Leases - The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2002, with various renewal options. Other operating leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on March 31, 1997 are set forth below (in thousands) as follows:

----------------------------------------------------------------------------
                                                 Capital      Operating
Fiscal Year Ending                               Leases        Leases
-------------------------------------------------------------------------
1998                                              $ 46        $ 1,027
1999                                                30            672
2000                                                 2            196
2001                                                 0            185
2002                                                 0             64
Thereafter                                           0              6
-------------------------------------------------------------------------
Total minimum lease
     commitments                                  $ 78        $ 2,150
                                                              -------
Less: amount representing
     interest                                      (10)
-------------------------------------------------------
Present value of obligations
     under capital leases                           68
Less: current portion                              (46)
-------------------------------------------------------
Long-term obligations under
     capital leases                               $ 22
-------------------------------------------------------

Rental expense covering the Company's office facilities and equipment for the fiscal years 1997, 1996 and 1995 aggregated $2,421,000, $2,541,000 and
$2,778,000, respectively.

Noncompete Agreements - The Company entered into various noncompete agreements in connection with a January, 1991, acquisition. These agreements require the Company to make payments totaling $4,700,000 over six years of which $4,300,000 has been paid to date. The final installment of $400,000 was due on January 31, 1997 and is accrued for on the Company's balance sheet as a current liability. The Company is negotiating extending payment of this amount through 2002. Commitments related to the noncompete agreements were amortized and expensed ratably over the life of each agreement.

Contingencies - The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management that such litigation and claims will be resolved without a material effect on the Company's future results of operations or its financial position.

NOTE 10 - SUBORDINATED CONVERTIBLE DEBENTURES:

In connection with a December 1993 acquisition, the Company issued $5,000,000 face value, $2,750,000 discounted carrying value, of subordinated convertible debt. The debt was converted into 63,426 shares of Series E Preferred Stock in April, 1995. The Series E Preferred Stock was converted into 1,421,060 shares of common stock in 1996 (see Note 3).

NOTE 11 - COMMON STOCKHOLDERS' EQUITY:

Stock Options - The Company has adopted the 1996 Stock Incentive Plan which provides for the granting of 6,000,000 stock options and stock appreciation rights to officers, directors and employees. This plan replaces both the Director's Plan and the 1983 Stock Incentive Plan. Options granted under the program may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments maturing on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning ten percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 100,000 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant.

At March 31, 1997, the Company had four stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for these stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                       1997            1996
                                    ---------------------------
Net loss, as reported               ($5,884)       ($11,833)
Pro forma net loss                  ($6,313)       ($11,996)

Net loss per share, as reported      $(0.19)         $(1.37)
Net loss per share, pro forma        $(0.21)         $(1.39)


Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1997 and 1996, respectively; no dividends; risk free interest rates of 6.61% and 5.64% and an expected life of 10 years.

Information with respect to the Company's stock options is as follows: A summary of the status of the Company's stock options plans at December 31, 1997, 1996, and 1995, and changes during the years then ended, is presented below:




                                     Within Plan                                       Outside Plan
                        --------------------------------------            --------------------------------------
                                                      Weighted                                          Weighted
                        Shares                        Average             Shares                        Average
                        Under          Option         Exercise            Under          Option         Exercise
                        Option         Prices         Price               Option         Prices         Price
-----------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1994         636,145    $2.50-$6.88           5.43             381,778    $2.50-$7.38           6.36
Granted              1,326,173      0.78-1.00           0.95              20,000           0.78           0.78
Exercised                  --              --             --                  --             --             --
Canceled              (533,937)     1.00-6.88           5.76            (311,778)     2.50-7.38           6.40

-----------------------------------------------------------------------------------------------------------------

Balance,
March 31, 1995       1,428,381    $0.78-$6.76           1.15              90,000    $0.78-$7.38           4.97
Granted                230,000      1.00-1.57           1.10              20,000           1.25           1.25
Exercised            (121,000)      0.78-1.00           0.95                  --             --             --
Canceled             (297,650)      0.78-4.88           0.96             (10,000)          5.75           5.75

-----------------------------------------------------------------------------------------------------------------

Balance,
March 31, 1996       1,239,731    $0.78-$6.75           1.21             100,000    $0.78-$7.38           4.14
Granted              2,658,250      0.69-1.19           0.99                 --            --            --
Exercised             (15,500)           1.00           1.00                 --            --            --
Canceled           (1,132,190)      0.78-6.75           1.13             (95,000)     0.78-7.38           4.09

-----------------------------------------------------------------------------------------------------------------

Balance,
March 31, 1997       2,750,291    $0.78-$6.75          $1.03              5,000          $5.25           $5.25

-----------------------------------------------------------------------------------------------------------------

Exercisable
at March 31, 1997      680,607    $0.78-$6.75          $1.19              5,000          $5.25           $5.25

-----------------------------------------------------------------------------------------------------------------

Available for Grant
at March 31,1997     3,249,709            --            --                 --            --            --

-----------------------------------------------------------------------------------------------------------------

The remaining lives for the options outstanding at March 31, 1997 are
9.2 years. The weighted average fair market value of options granted at March 31, 1997 and 1996 is $0.77.

Stock Purchase Plan - The Company has a stock purchase plan for eligible employees. Employees may subscribe up to ten percent of their compensation to purchase the Company's common stock at the lower of 85 percent of the fair market value at the date of grant or 85 percent of the fair market value six months after the date of grant. Shares subscribed to must be exercised one year after the date of grant or are canceled. The Company has reserved 1,800,000 shares of common stock for issuance under the plan. New subscriptions are granted by the Company to eligible employees on August 1 of each year. At March 31, 1997, 12,611 shares are available to be purchased under the plan. These shares can be exercised on July 31, 1997.

In connection with the private equity placements, the Company issued warrants to the placement agent to purchase up to 1,000,000 shares of the Company's common stock over a five year term at $1.00 per share. The Company also issued the various investors warrants to purchase up to 16,330,500 shares of the Company's stock for $1.50 (see Note 3).

NOTE 12 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the fiscal years ended March 31, 1997, 1996, and 1995, the Company did not make any contributions to the plan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding directors of the Company required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Compliance with SEC Filing Requirements" which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

    The executive officers and senior management of the Company are as follows:

Name                    Age       Position
----                    ---       --------

John W. Trustman        41        President, Chief Executive Officer
James A. Harsch         45        Vice President-Administration and Chief
                                  Financial Officer

    The executive officers of the Company  are elected annually by the Board.

    John Trustman joined the Company as President and Chief Executive Officer in June, 1997. From 1995 through 1996 Mr. Trustman was Senior Vice President and Chief Information Officer of Aetna. From 1990 through 1995 he was with Fidelity Investments as Senior Vice President. Prior to Fidelity he served as a manager and consultant for Bain Consulting. Mr. Trustman has an MBA from Harvard University and an AB Degree from Yale University.

    James A. Harsch joined the Company in July 1996 as Vice President, Administration and Chief Financial Officer. From 1993 to 1996 Mr. Harsch was Vice President of Finance and Operations of Softdesk, Inc., a software applications provider. From 1989 to 1993 he was Vice President of Finance and Chief Financial Officer of Fiberglas Holdings, Inc., a manufacturer of fiberglass sporting equipment.


ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its

1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management" and "Principal Stockholders of Delphi" in the Company's proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the captions "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) 1.  FINANCIAL STATEMENTS.

         The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

         -    Report of Independent Public Accountants
         -    Consolidated Balance Sheets as of March 31, 1997, and 1996
         - Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996, and 1995
         - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 1997, 1996, and 1995
         - Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996, and 1995
         -    Notes to Consolidated Financial Statements

         (a) 2.  FINANCIAL STATEMENTS.
         The following financial statement schedule is filed herewith:
         Schedule II - Valuation and Qualifying Accounts for the Years Ended March 31, 1997, 1996, and 1995.

         Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

    (b)  EXHIBITS

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 (No. 333-23261), and incorporated herein by reference).

3.2* Bylaws of the Company

4.1 Form of Redeemable Warrant to purchase shares of common stock of Delphi Information Systems, Inc. (filed as Exhibit 4.12 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

4.2 Form of Unit Investment Agreement to purchase common stock and warrants of Delphi Information Systems, Inc. (filed as Exhibit 4.13 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

4.3 Form of Warrant to purchase shares of common stock of Delphi Information Systems, Inc. held by R.J. Steiken & Company (filed as Exhibit 4.14 to the Company's Annual

    Report on Form 10K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

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

10.5     Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as
         Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-23261), and incorporated herein by reference).

10.6 Stock Purchase Warrant dated June 5, 1992, issued by the Company to Silicon Valley Bank, and related Registration Rights Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference).

10.7 Lease between the Company and Westlake Renaissance Court for office space in Westlake Village, California, as amended (filed as Exhibit
         10.5 to the Company's Registration Statement on Form S-1 (No. 33-14501) and incorporated herein by reference).

10.8     Lease dated April 17, 1986, between Mortimer B. Zuckerman and Edward
         H. Linde, as Trustees, as Landlord and McCracken Computer Inc., as Tenant, relating to premises at 10-20 Burlington Mall Road, Burlington, Massachusetts, as amended (filed as Exhibit 10.22 to the Company's Form S-1 Registration Statement (No. 33-45153) and incorporated herein by reference).

10.9 Employment agreement dated July 7, 1994, between the Company and M. Denis Connaghan (filed as Exhibit 10.23 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1995, and incorporated herein by reference).

10.10 Form of Stock Purchase Warrant between the Company and Silicon Valley Bank (filed as Exhibit 10.26 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1995, and incorporated herein by reference).

10.11* Loan and Security Agreement between the Company and Coast Business Credit dated January 1997 and related Schedule and Capex Promissory Note.

22.1*    The subsidiaries of the Company and State of incorporation.

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

                                       DELPHI INFORMATION SYSTEMS, INC.
                                                 (Registrant)

                                       By /s/ John W. Trustman
                                          ------------------------------
                                          John W. Trustman
                                          President and Chief Executive
                                          Officer
Date:  June 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date
---------                    -----                              ----

/s/ Yuval Almog              Chairman of the Board              June 30, 1997
---------------
(Yuval Almog)


/s/ John W. Tustman          Director, President. and           June 30, 1997
-------------------          Chief Executive Officer
(John W. Trustman)


/s/ James A. Harsch          Vice President-Administration      June 30, 1997
-------------------          and Chief Financial Officer
(James A. Harsch)


/s/ William R. Baumel        Director                           June 30, 1997
---------------------
(William R. Baumel)


/s/ M. Denis Connaghan       Director                           June 30, 1997
----------------------
(M. Denis Connaghan)


/s/ Larry G. Gerdes          Director                           June 30, 1997
-------------------
(Larry G. Gerdes)


/s/ Joseph J. Oddo           Director                           June 30, 1997
------------------
(Joseph J. Oddo)

                                                       SCHEDULE II

                           DELPHI INFORMATION SYSTEMS, INC.

                   Schedule II - Valuation and Qualifying Accounts
                  for the Years Ended March 31, 1997, 1996 and 1995



Allowance for doubtful accounts receivable.

                                   March 31,      March 31,      March 31,
                                     1997           1996           1995
                                   --------       --------       ---------

Beginning Balance                  $922,000      $687,000       $1,000,000

Provisions for Allowance          1,662,000       741,000          396,000

Write Off of Accounts Receivable
    Against Allowance              (971,000)     (506,000)        (847,000)

Allowance Acquired in Acquisitions        0             0          138,000
                                       ----           ---         --------
                                $ 1,613,000      $922,000         $687,000
                             --------------      --------         --------
                             --------------      --------         --------