Form 10-Q
period 1997-06-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1997-08-12
CIK 814549

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-15946

                       DELPHI INFORMATION SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                           77-0021975
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                           60008
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:    847-506-3100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   36,713,668 shares as of
July 31, 1997.

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

     Consolidated Balance Sheets at June 30, 1997
       and March 31, 1997............................................ 3

     Consolidated Statements of Operations for the Three
       Months Ended June 30, 1997 and 1996........................... 4

     Consolidated Statements of Cash Flows for the Three Months
       Ended June 30, 1997 and 1996.................................. 5

     Notes to Consolidated Financial Statements...................... 6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................. 7

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K........................... 9

SIGNATURE............................................................ 10

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.        Financial Statements

                        DELPHI INFORMATION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                 ASSETS
                                                     (Unaudited)
                                                       June 30,      March 31,
                                                         1997          1997
                                                     -----------    -----------
CURRENT ASSETS:
Cash                                                      $5,613         $6,596
Accounts receivable, net                                   3,811          5,241
Inventories                                                   15             16
Prepaid expenses and other current assets                    115            111
                                                     -----------    -----------
    TOTAL CURRENT ASSETS                                   9,554         11,964
Property and equipment, net                                2,111          2,242
Capitalized and purchased software, net                    5,868          6,175
Goodwill and customer lists, net                           1,900          2,032
Other assets                                                 173            164
                                                     -----------    -----------
    TOTAL ASSETS                                         $19,606        $22,577
                                                     ===========    ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                             $1,600         $1,600
Accounts payable and accrued expenses                      3,177          4,667
Accrued payroll and related benefits                         313            620
Deferred revenue                                           5,705          7,205
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES                             10,795         14,092
Other liabilities                                             47             37
                                                     -----------    -----------
    TOTAL LIABILITIES                                     10,842         14,129
                                                     -----------    -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
 2,000,000 shares authorized
 Series D, 221 shares issued and outstanding                  49             49
Common stock, $.10 par value,
 Non-designated, 75,000,000 shares authorized
 36,667,168 and 36,351,168 shares issued and
 outstanding, respectively                                 3,667          3,635
Additional paid-in capital                                45,519         45,259
Accumulated deficit                                      (40,590)       (40,611)
Cumulative foreign currency translation adjustment           119            116
                                                     -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                             8,764          8,448
                                                     -----------    -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $19,606        $22,577
                                                     ===========    ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       Three Months Ended
                                                            June 30,
                                                      -------------------
                                                        1997        1996
                                                      --------   --------
REVENUES:
  Systems                                                 $982     $1,935
  Services                                               4,584      6,234
                                                      --------   --------
    TOTAL REVENUES                                       5,566      8,169
                                                      --------   --------
COSTS OF REVENUES:
  Systems                                                  714      2,045
  Services                                               2,165      3,772
                                                      --------   --------
    TOTAL COSTS OF REVENUES                              2,879      5,817
                                                      --------   --------
GROSS MARGINS:
  Systems                                                  268       (110)
  Services                                               2,419      2,462
                                                      --------   --------
    TOTAL GROSS MARGIN                                   2,687      2,352
                                                      --------   --------

OPERATING EXPENSES:
  Product development                                    1,074      1,248
  Sales and marketing                                      705      1,609
  General and administrative                               742      1,505
  Amortization of goodwill, customer
    lists and other intangibles                            132         98
                                                      --------   --------
    TOTAL OPERATING EXPENSES                             2,653      4,460
                                                      --------   --------
    OPERATING INCOME (LOSS)                                 34     (2,108)

OTHER EXPENSES:
  Interest income                                          (54)       (38)
  Interest expense                                          66         32
                                                      --------   --------
INCOME (LOSS) BEFORE INCOME TAXES                           22     (2,102)

Income tax provision                                         1         35
                                                      --------   --------
NET INCOME (LOSS)                                          $21    ($2,137)
                                                      ========   ========
NET EARNINGS (LOSS) PER COMMON SHARE                     $0.00     ($0.08)
                                                      ========   ========

Shares used in computing per share data                 37,055     25,674
                                                      --------   --------

       The accompanying notes are an integral part of these consolidated financial statements.

                          DELPHI INFORMATION SYSTEMS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                        Three Months Ended
                                                             June 30
                                                            1997         1996
                                                           ------       ------
Cash flows from operating activities:
  Net income (loss)                                           $21      ($2,137)
  Adjustment to reconcile net income (loss) to net cash used in operating activities:

   Depreciation and amortization                              291          352
   Amortization of capitalized and purchased software         513          549
   Amortization of goodwill and customer and
     noncompete agreements                                    132           98
   Retirement of property and equipment                         0           14
   Foreign currency translation adjustment                      3            2
   Excess lease liability                                       0         (165)

  Changes in assets & liabilities:
   Accounts receivable, net                                 1,430        1,968
   Inventories                                                  2           54
   Prepaid expenses and other assets                          (14)         107
   Accounts payable and accrued expenses                   (1,490)      (1,108)
   Accrued payroll and related benefits                      (307)        (556)
   Other liabilities and deferred revenue                  (1,490)      (1,734)
                                                         --------     --------

  Net cash used in operating activities                      (909)      (2,556)
                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures                                       (160)        (236)
  Expenditures for capitalized and purchased software        (206)        (433)
                                                         --------     --------
  Net cash used in investing activities                      (366)        (669)
                                                         --------     --------
Cash flows from financing activities:
  Borrowings of note payable                                    0            0
  Payments of note payable                                      0       (3,030)
  Proceeds from exercise of stock options                     296           44
  Proceeds from private equity placement                       (4)       9,361
                                                         --------     --------
  Net cash provided by financing activities                   292        6,375
                                                         --------     --------
Net increase (decrease) in cash                              (983)       3,150

Cash at the beginning of the period                        $6,596         $920
                                                         --------     --------
Cash at the end of the period                              $5,613       $4,070
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

  These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

  The results of operations for current interim periods are not necessarily indicative of results to be expected for the entire current year.

                       DELPHI INFORMATION SYSTEMS, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.


                              FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997 was a negative $1,241,000, an improvement of $887,000 from March 31, 1997. The improvement in working capital was primarily due to decreased deferred revenue of $1,500,000 partially due to cancellations of software support contracts as a result of a price increase effective
April 1, 1997; reduced accounts payable and accrued expenses of $1,490,000; partially offset by a reduction in accounts receivable of $1,430,000 due to cancellations; and a decrease of $983,000 in cash.

A major component of the Company's negative net working capital position consists of deferred revenues of $5,705,000 at June 30, 1997, primarily representing prepaid software maintenance fees from customers that are recognized ratably over the maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

As of June 30, 1997, the borrowings under the Company's bank line of credit
totaled $1,600,000.   Borrowings under the line of credit are limited to 75% of
eligible accounts receivable. At June 30, 1997, $717,000 remained available for borrowing.

THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Revenues for the quarter ended June 30, 1997 were $5,566,000, representing a 32% decrease compared to the quarter ended June 30, 1996. The Company achieved net income of $21,000 or $0.00 per share in the first quarter, compared to a net loss of $2,137,000, or $0.08 per share in the first quarter of the prior year.

Systems revenues of $982,000 for the first quarter of the current year reflect a decrease of 49% compared to the first quarter of the prior year. This decrease was primarily the result of decreased sales of system upgrades to existing customers and the Company's exit from the hardware business in the second quarter of the prior year. Service revenues were $4,584,000 in the first quarter of the current year, representing a decrease of approximately 27% compared to the first quarter of the prior year, primarily due to decreased support revenue of $1,506,000 due to customer cancellations.

                        DELPHI INFORMATION SYSTEMS, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Costs of revenues as a percentage of revenues were 52% in the current quarter, compared to 71% in the first quarter of the prior year. Costs of systems revenues were 73% of systems revenues in the current quarter, compared to 106% for the first quarter of the prior year. The decrease was primarily due to reduced costs related to the exit from the hardware business, which was a low margin business, in the second quarter of the prior year. Costs of services revenues as a percentage of service revenues were 47%, compared to 61% for the first quarter of the prior year. The decrease is primarily due to the decrease of the largest component of cost of services revenue, direct labor, due to the reduction of headcount.

Product development expenses for the three months ended June 30, 1997, decreased $174,000 or 14%, compared to the first quarter of the prior fiscal year. The decrease is primarily due to reduced expenditures for the Company's legacy products which the Company believes are mature products which do not require significant additional product development.

Sales and marketing expenses for the quarter ended June 30, 1997 decreased $904,000, or approximately 56%, from the comparable quarter in the prior year. The decrease is primarily due to a reduced sales force and related expenses.

General and administrative expenses for the quarter ended June 30, 1997 decreased $763,000, or 51%, from the first quarter of the prior year. The decrease is due to lower headcount and overall spending reductions related to the consolidation of facilities and operations compared to the prior year.

Amortization of goodwill, customer lists and noncompete agreements for the quarter ended June 30, 1997 increased $34,000, or 35%, from the first quarter of the prior year. The increase is primarily due to the increase in goodwill related to the acquisition of Complete Broking Systems in the second quarter of the prior fiscal year.

Interest income for the quarter ended June 30, 1997 was $54,000, a increase of $16,000 compared the first quarter of the prior year. The increase is due to interest income from short-term investments in the current quarter. Interest expense for the three months ended June 30, 1997 increased $34,000, or 106%, from the first quarter of the prior year. The increase is due to interest expense related to the line of credit which was established in the fourth quarter of the prior year.

The statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company, including factors previously discussed in the Company's prior filings with the Securities and Exchange Commission.

                        DELPHI INFORMATION SYSTEMS, INC.

                          PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

None

(a.)   Exhibits

                        COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                  (Unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                        1997             1996
                                                       ------           ------
  Primary earnings (loss) per share:
   Net income (loss) for calculation of
   primary earnings per share                             $21          ($2,137)
                                                     --------         --------
  Weighted average number of
   shares outstanding                                  36,418           25,674

  Dilutive effect of outstanding stock options and
   stock warrants (1)                                     637                0

  Weighted average number of shares, as adjusted, for
   calculation of primary earnings per share           37,055           25,674
                                                     --------         --------

  Primary earnings (loss) per share (2)                 $0.00           ($0.08)


   (1) Common stock equivalent shares have not been considered in the calculations for the three month period ended June 30, 1996 because they would be anti-dilutive.

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

                             DELPHI INFORMATION SYSTEMS, INC.



Date:   August 12, 1997          By   /s/ John W. Trustman
_______________________               ____________________
                                      John W. Trustman
                                      President and Chief Executive Officer

                                     (Duly authorized officer and chief
                                      executive officer)