Form 10-Q
period 1997-09-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1997-11-14
CIK 814549

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes  X      No
    ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   36,847,296 shares as of
October 31, 1997.

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              ___________________

                       DELPHI INFORMATION SYSTEMS, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                             PAGE

  Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at September 30, 1997 (unaudited)
       and March 31, 1997...................................................  3

     Consolidated Statements of Operations for the Three and Six
       Months Ended September 30, 1997 and 1996 (unaudited).................  4

     Consolidated Statements of Cash Flows for the Six Months
       Ended September 30, 1997 and 1996 (unaudited)........................  5

     Notes to Consolidated Financial Statements (unaudited).................  6

  Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  7

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.......... 12

      Item 6.  Exhibits and Reports on Form 8-K............................. 13

SIGNATURE................................................................... 14

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.        Financial Statements

                        DELPHI INFORMATION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                      ASSETS

                                                     (Unaudited)
                                                     September 30,    March 31,
                                                         1997           1997
                                                     -------------    ---------
 CURRENT ASSETS:
 Cash                                                   $3,973        $6,596
 Accounts receivable, net                                4,558         5,241
 Inventories                                                17            16
 Prepaid expenses and other assets                         122           111
                                                       -------        -------
  TOTAL CURRENT ASSETS                                   8,670         11,964
 Property and equipment, net                             2,006          2,242
 Capitalized and purchased software, net                 5,074          7,301
 Goodwill and customer lists, net                            0            906
 Other assets                                              111            164
                                                       -------        -------
  TOTAL ASSETS                                         $15,861        $22,577
                                                       -------        -------

                          LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Notes payable                                          $1,600         $1,600
 Accounts payable and accrued expenses                   3,230          4,667
 Accrued payroll and related benefits                      542            620
 Deferred revenue                                        5,475          7,205
                                                       -------        -------
  TOTAL CURRENT LIABILITIES                             10,847         14,092
 Other liabilities                                          40             37
                                                       -------        -------
  TOTAL LIABILITIES                                     10,887         14,129
                                                       -------        -------

 Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value,
 2,000,000 shares authorized
 Series D, 221 shares issued and outstanding                49             49
 Common stock, $.10 par value,
 Non-designated, 75,000,000 shares authorized
 36,734,296 and 36,351,168 shares issued and
 outstanding, respectively                               3,673          3,635
 Additional paid-in capital                             45,568         45,259
 Accumulated deficit                                   (44,428)       (40,611)
 Cumulative foreign currency translation adjustment        112            116
                                                       -------        -------
  TOTAL STOCKHOLDERS' EQUITY                             4,974          8,448
                                                       -------        -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $15,861        $22,577
                                                       =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                        DELPHI INFORMATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended    Six Months Ended
                                                       September 30,        September 30,
                                                    ------------------    ----------------
                                                     1997        1996       1997     1996
                                                    ------     -------     ------   ------
REVENUES:
  Systems                                           $  847      $2,074     $1,829   $4,009
  Services                                           4,550       5,169      9,134   11,403
                                                    ------     -------     ------   ------
    TOTAL REVENUES                                   5,397       7,243     10,963   15,412
                                                    ------     -------     ------   ------

COSTS OF REVENUES:
  Systems                                              781       2,341      1,558    4,386
  Services                                           2,538       3,290      4,703    7,062
                                                    ------     -------     ------   ------
    TOTAL COSTS OF REVENUES                          3,319       5,631      6,261   11,448
                                                    ------     -------     ------   ------

GROSS MARGIN:
  Systems                                               66       (267)        271     (377)
  Services                                           2,012       1,879      4,431    4,341
                                                    ------     -------     ------   ------
    TOTAL GROSS MARGIN                               2,078       1,612      4,702    3,964
                                                    ------     -------     ------   ------

OPERATING EXPENSES:
  Product development                                1,406       1,354      2,480    2,602
  Sales and marketing                                1,124       1,538      1,829    3,147
  General and administrative                         1,260       1,259      2,002    2,794
  Amortization of goodwill, customer
    lists and noncompete agreements                     69          95        138      163
  Restructuring charge                                   0       1,297          0    1,297
  Write off of capitalized and purchased software,
    goodwill and customer lists                      2,053           0      2,053        0
                                                    ------     -------     ------   ------
    TOTAL OPERATING EXPENSES                         5,912       5,543      8,502   10,003
                                                    ------     -------     ------   ------
    OPERATING LOSS                                  (3,834)     (3,931)    (3,800)  (6,039)

OTHER EXPENSES:
  Interest income                                      (45)        (38)       (99)     (76)
  Interest expense                                      89          17        155       49
                                                    ------     -------     ------   ------

LOSS BEFORE INCOME TAXES                            (3,878)     (3,910)    (3,856)  (6,012)

Income tax provision/(benefit)                         (40)         (7)       (39)      28
                                                    ------     -------     ------   ------

NET LOSS                                           ($3,838)    ($3,903)   ($3,817) ($6,040)
                                                    ======     =======     ======   ======

NET LOSS  PER COMMON SHARE                          ($0.10)     ($0.13)    ($0.10)  ($0.21)
                                                    ======     =======     ======   ======

Shares used in computing per share data             36,719      30,374     36,569   29,347
                                                    ------     -------     ------   ------

The accompanying notes are an integral part of these consolidated financial statements.

                         DELPHI INFORMATION SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                              Six Months Ended
                                                                September 30
                                                             1997          1996
                                                             ----          ----

Cash flows from operating activities:
  Net loss                                                 ($3,817)      ($6,040)
  Adjustment to reconcile net loss to net cash used in
   operating activities:

     Depreciation and amortization                             586           660
     Amortization of capitalized and purchased software      1,150         1,096
     Amortization of goodwill and customer lists               136           163
     Write off of capitalized and purchased software,
      goodwill and customer lists                            2,053             0
     Retirement of property and equipment                        0            14
     Foreign currency translation adjustment                    (4)            2
     Excess lease liability                                      0          (326)

  Changes in assets & liabilities:
     Accounts receivable, net                                  683         2,105
     Inventories                                                (1)          505
     Prepaid expenses and other assets                          42           168
     Accounts payable and accrued expenses                  (1,437)          555
     Accrued payroll and related                               (78)         (237)
     Other liabilities and deferred revenue                 (1,727)       (2,282)
                                                           -------       -------

  Net cash used in operating activities                     (2,414)       (3,617)
                                                           -------       -------

Cash flows from investing activities:
  Capital expenditures                                        (350)         (422)
  Expenditures for capitalized and purchased software         (206)         (944)
  Acquisition of Complete Broking Systems                        0          (784)
                                                           -------       -------
  Net cash used in investing activities                       (556)       (2,150)
                                                           -------       -------

Cash flows from financing activities:
  Borrowings on note payable                                     0             0
  Payments on note payable                                       0        (3,030)
  Proceeds from exercise of stock options                      353            44
  Net proceeds from private equity placement                   (17)        9,361
  Proceeds from employee stock purchase plan                    11            27
                                                           -------       -------
Net cash provided by financing activities                      347         6,402
                                                           -------       -------

Net increase (decrease) in cash                             (2,623)          635

Cash at the beginning of the period                         $6,596        $  920
                                                           -------       -------

Cash at the end of the period                               $3,973        $1,555
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


                              FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997 was a negative $2,177,000, or a decrease of $49,000 from March 31, 1997. The significant changes in working capital were a decrease in cash of $2,623,000 and a reduction in accounts receivable of $683,000; partially offset by a decrease in deferred revenue of $1,730,000 and a reduction in accounts payable and accrued expenses of $1,437,000.

A major component of the Company's negative net working capital position consists of deferred revenues of $5,475,000 at September 30, 1997, primarily representing prepaid software maintenance fees from customers that are recognized ratably over the software maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

As of September 30, 1997, the borrowings under the Company's bank line of credit totaled $1,600,000. Borrowings under the line of credit are limited to 75% of eligible accounts receivable. At September 30, 1997, $1,082,000 remained available for borrowing. Due to lower sales revenues, the amount of borrowings and cash available may not be sufficient to cover the Company's operating expenses. Therefore, the Company is currently renegotiating its bank line of credit to allow the Company to borrow based on several alternatives. The Company believes this would allow it to temporarily meet its operating needs.


THREE  MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the second quarter ended September 30, 1997 were $5,397,000, representing a 25% decrease compared to the second quarter of the prior year. The Company recorded a net loss of $3,838,000 or $0.10 per share in the second quarter, compared to a net loss of $3,903,000, or $0.13 per share in the second quarter of the prior year.

Systems revenues of $847,000 for the second quarter of the current fiscal year reflect a decrease of 59% compared to the second quarter of the prior year. This decrease was primarily the result of decreased sales of systems upgrades to existing customers, few new sales to customers, and decreased hardware sales due to the Company's exit from the hardware business in the prior fiscal year. Service revenues were $4,550,000 in the second quarter of the current year,

                       DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


representing a decrease of $619,000 or approximately 12%, compared to the second quarter of the prior year. The decrease is primarily the result of decreased support, partially offset by increased education revenue in the current quarter.

Costs of revenues as a percentage of revenues were 61% in the current quarter, compared to the 78% in the second quarter of the prior year. Costs of systems revenues were 92% of systems revenues in the second quarter of the current fiscal year, compared to 113% in the second quarter of the prior fiscal year. The decrease expressed in percentage terms was primarily due to an additional provision for doubtful accounts in the second quarter of fiscal 1997. Costs of services revenues as a percentage of services revenues decreased to 56% in the second quarter of the current year, compared to 64% in the second quarter of the prior fiscal year. The decrease in percentage terms is primarily due to a decrease in direct labor, the largest component of cost of services revenue, due to a reduction in headcount.

Product development expenses for the second quarter ended September 30, 1997 were $1,406,000, or an increase of $52,000, compared to the second quarter of the prior fiscal year. The increase is primarily the result of reduced capitalization of software development costs, partially offset by decreased expenditures for the use of outside consultants of $262,000 and a reduction in salaries and compensation of $141,000 due to reduced headcount.

Sales and marketing expenses for the quarter ended September 30, 1997 were $1,124,000, representing a decrease of $414,000 or approximately 27%, from the comparable quarter in the prior year. The decrease is primarily due to decreased compensation expense due to a reduced sales force, and a reduction in the use of outside consultants and temporary help.

General and administrative expenses for the quarter ended September 30, 1997 increased slightly from the second quarter of the prior year. The increase is primarily due to increased travel, audit and legal expense in the current quarter; partially offset by a decrease in salaries and compensation due to lower headcount, and reduced expenditures due to a one-time charge in the prior year related to fees associated with registering shares of stock from previous private equity placements.

Amortization of goodwill, customer lists and noncompete agreements for the quarter ended September 30, 1997 decreased $26,000, or 27%, from the second quarter of the prior year. The decrease is primarily the result of some assets having become fully amortized in the prior fiscal year.

The Company is operating according to a business plan which includes a product strategy to develop a new generation of products (Common Delphi) and end updates of the current legacy products, thus supporting the final releases of the legacy products for as long as there is an adequate customer base to economically justify the continued support. As customers migrate

                       DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


from the legacy products to the Common Delphi platform, the maintenance
revenue stream from legacy products decreases.   The product strategy
includes modifying the underlying technology used in the original version of Common Delphi due to changes in the marketplace. The Company is also experiencing some customer attrition due to software support price increases which became effective April 1st of the current fiscal year. As a result of these factors, the recoverability of a portion of the Company's intangible assets have become impaired, based upon projected future net cash flows related to the aforementioned products compared to the net carrying value of the related assets. Therefore the Company wrote off $1,283,000 of capitalized and purchased software and $770,000 of goodwill and customer lists in the current quarter.

Interest income for the quarter ended September 30, 1997 was $45,000, an increase of $7,000 compared to the second quarter of the prior year. Interest income in the current quarter was comprised of interest earned on a $1,600,000 certificate of deposit, and a money market account. Interest income in the second quarter of the prior fiscal years was due to short-term investments. Interest expense for the quarter ended September 30, 1997 was $89,000, an increase of $72,000 compared to the second quarter of the prior year. The increase is due to interest expense related to the line of credit which was established in the fourth quarter of the prior year.

SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the six months ended September 30, 1997 were $10,963,000, a decrease of $4,449,000 or 29%, compared to the first half of the prior year. The Company recorded a net loss of $3,817,000 or $0.10 per share for the six months ended September 30, 1997, compared to a net loss for the comparable period in the prior fiscal year of $6,040,000 or $0.21 per share.

Systems revenues for the six months ended September 30, 1997 were $1,829,000, a decrease of $2,180,000 or 54% compared to the same period of the prior year. The decrease is primarily due to decreased hardware revenues of $1,730,000 as a result of the Company's exit from the hardware business in the second quarter of the prior year, and decreased software sales to new or existing customers of $714,000; partially offset by hardware commissions of $292,000. Service revenues for the six month period ended September 30, 1997 were $9,134,000, a decrease of $2,269,000 or 20%, compared to the six months ended September 30, 1996. The decrease is primarily due to decreased support due to a combination of the elimination of hardware support in the second quarter of the prior year, and reduced software support due to customer cancellations in response to a price increase effective in the first quarter of the current year.

Costs of revenues expressed as a percentage of revenues were 57% in the first half of fiscal 1998, compared to 74% in the first half of the prior year.
Costs of systems revenues expressed as a percentage of revenues were 85% in the first half of fiscal 1998, compared to 109% in the first half of fiscal 1997. The decrease expressed in percentage terms is primarily due to an additional provision for doubtful accounts and various expenses incurred in the prior fiscal year related to the Company's departure from the hardware business. Costs of service revenues expressed as a

                       DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


percentage of revenues were 51% in the first half of fiscal 1998, compared to 62% in the first half of fiscal 1997. The decrease is primarily due to reduced direct labor costs as a result of reduced headcount, and reduced costs related to the exit from the hardware maintenance business, which was a low margin business, in the prior fiscal year.

Product development expenditures for the six month period ended September 30, 1997 decreased $122,000 or 5%, compared to the same period of the prior fiscal year. The decrease is primarily due to decreased expenditures of $722,000 for the Company's legacy products which the Company believes are mature products which do not require any significant additional product development; offset by a reduction of $600,000 in expenses that are capitalized related to software development compared to the prior fiscal year for the reasons stated above.

Sales and marketing expenses in the first half of fiscal 1998 decreased $1,318,000, or 42%, compared to the comparable period in the prior year. The decrease is primarily due to reduced headcount and reduced spending levels with respect to marketing efforts compared to the prior year.

General and administrative expenses in the first half of fiscal 1998 decreased $792,000 or 28%, compared to the same period of fiscal 1997. The decreased expense is primarily due to a decrease in headcount and overall spending reductions compared to the prior year.

Amortization of goodwill, customer lists, and noncompete agreements for the six months ended September 30, 1997 decreased $25,000 or 15%, compared to the same period of the prior year. The decrease is primarily the result of some assets having become fully amortized in the prior fiscal year.

Interest income for the six months ended September 30, 1997 increased $23,000 or 30%, compared to the first half of the prior fiscal year. The increase in interest income is primarily due to a higher yield on the certificate of deposit and money market accounts than the short term investments noted above. Interest expense for the first half of fiscal 1998 was $155,000, compared to $49,000 for the first half of fiscal 1997. The increase in interest expense is primarily due to interest related to the line of credit noted above.

This Quarterly Report on Form 10Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, its dependence upon

                       DELPHI INFORMATION SYSTEMS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


raising additional capital, its ability to integrate recently acquired businesses, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, completion and successful release of the Company's work flow and transmission product (cd.connect), the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the potential writedown of significant accounts receivable, variability of the Company's results on a quarterly basis, the potential effects of an on-going software dispute involving one of the Company's licensor's, the Company's dependence on the insurance agency (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information and the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                       DELPHI INFORMATION SYSTEMS, INC.

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders (the "Annual Meeting"), held on September 3, 1997, the following members were elected to the Company's Board of Directors, each by the respective vote indicated to the right of such nominee's name:

                                Authority                     Broker
Nominee                 For     Withheld      Abstentions     Non-Votes
-------                 ---     ---------     -----------     ---------
Yuval Almog         26,006,528    50,000          0              0
William R. Baumel   26,006,528    50,000          0              0
Larry G. Gerdes     26,006,528    50,000          0              0
John W. Trustman    26,006,528    50,000          0              0

The terms of office of the remaining directors continued following the Annual Meeting. There were no other matters submitted to a vote of stockholders for the quarterly period ended September 30, 1997.

                           DELPHI INFORMATION SYSTEMS, INC.

                             PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

(a.)    Exhibits

                          COMPUTATION OF EARNINGS PER SHARE
                        (In thousands, except per share data)
                                   (Unaudited)



                                   Three Months Ended    Six Months Ended
                                      September 30,        September 30,
                                   ------------------    ----------------
                                    1997        1996      1997     1996
                                  -------    --------   --------  -------
Primary loss per share:
  Net loss for calculation of
  primary earnings per share      ($3,838)    ($3,903)   ($3,817) ($6,040)

Weighted average number of
  shares outstanding               36,719      30,374     36,569   29,347


Primary loss per share (2)         ($0.10)     ($0.13)    ($0.10)  ($0.21)
                                  -------    --------   --------  -------


(1) Common stock equivalent shares have not been considered in the calculations for the three month period ended September 30, 1997 and 1996, and the six months ended September 30, 1997 and 1996, because they would be anti-dilutive.

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

                                       DELPHI INFORMATION SYSTEMS, INC.



Date:  November 14, 1997               By  /s/ John W. Trustman
                                          -------------------------------
                                          John W. Trustman
                                          President and Chief Executive Officer

                                          (Duly authorized officer and chief
                                          executive officer)