Form 10-Q
period 1997-12-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1998-02-10
CIK 814549

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 0-15946

                          DELPHI INFORMATION SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)



           DELAWARE                                           77-0021975
          ---------                                      ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                               60008
--------------------                                           ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          847-506-3100
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

     (1)  Yes  /x/   No / /   (2)  Yes  /x/    No  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 36,922,296 shares as of
                                                    -----------------------
January 31, 1998.
-----------------

                          DELPHI INFORMATION SYSTEMS, INC.

                                     FORM 10-Q

                      FOR THE QUARTER ENDED DECEMBER 31, 1997


                                       INDEX



Part I - FINANCIAL INFORMATION                                            Page

  Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 1997
          and March 31, 1997 (unaudited) . . . . . . . . . . . . . . .      3

     Consolidated Statements of Operations for the Three and Nine
          Months Ended December 31, 1997 and 1996 (unaudited). . . . .      4

     Consolidated Statements of Cash Flows for the Nine Months
          Ended December 31, 1997 and 1996 (unaudited) . . . . . . . .      5

     Notes to Consolidated Financial Statements (unaudited). . . . . .      6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .      8

PART II - OTHER INFORMATION

  Item 5.  Executive Appointment . . . . . . . . . . . . . . . . . . .     14

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     15

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART 1.   CONSOLIDATED FINANCIAL INFORMATION
Item 1.        Financial Statements

                          DELPHI INFORMATION SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                        ASSETS
                                                                          (Unaudited)
                                                                          December 31,   March 31,
                                                                             1997           1997
                                                                          ------------   ----------
CURRENT ASSETS:
Cash                                                                       $2,642         $6,596
Accounts receivable, net                                                    3,826          5,241
Inventories                                                                    11             16
Prepaid expenses and other assets                                              93            111
                                                                          -------       --------
     TOTAL CURRENT ASSETS                                                   6,572         11,964
Property and equipment, net                                                 1,865          2,242
Capitalized and purchased software, net                                     5,795          7,301
Goodwill and customer lists, net                                                0            906
Other assets                                                                  127            164
                                                                          -------       --------
     TOTAL ASSETS                                                         $14,359        $22,577
                                                                          -------       --------
                                                                          -------       --------
                               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      $2,641         $4,667
Accrued payroll and related benefits                                          377            620
Deferred revenue                                                            4,466          7,205
                                                                          -------       --------
     TOTAL CURRENT LIABILITIES                                              7,484         12,492
Notes payable                                                               1,600          1,600
Other liabilities                                                              33             37
                                                                          -------       --------
     TOTAL LIABILITIES                                                      9,117         14,129
                                                                          -------       --------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value,
  2,000,000 shares authorized
  Series D, 221 shares issued and outstanding                                  49             49
Common stock, $.10 par value,
  Non-designated, 75,000,000 shares authorized
  36,922,296 and 36,351,168 shares issued and outstanding, respectively     3,692          3,635
Additional paid-in capital                                                 45,714         45,259
Accumulated deficit                                                       (44,319)       (40,611)
Cumulative foreign currency translation adjustment                            106            116
                                                                          -------       --------
     TOTAL STOCKHOLDERS' EQUITY                                             5,242          8,448
                                                                          -------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $14,359        $22,577
                                                                          -------       --------
                                                                          -------       --------

The accompanying notes are an integral part of these consolidated financial statements.

                          DELPHI INFORMATION SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)


                                                      Three Months Ended    Nine Months Ended
                                                         December 31,          December 31,
                                                      -------------------  ------------------
                                                        1997       1996      1997       1996
                                                      ------     -------   -------   --------
REVENUES:
   Systems                                              $668       $821    $2,497     $4,830
   Services                                            5,005      5,277    14,139     16,680
                                                      ------     -------   -------   --------
     TOTAL REVENUES                                    5,673      6,098    16,636     21,510
                                                      ------     -------   -------   --------
COSTS OF REVENUES:
   Systems                                               573        876     2,131      5,262
   Services                                            2,390      2,379     7,093      9,441
                                                      ------     -------   -------   --------
     TOTAL COSTS OF REVENUES                           2,963      3,255     9,224     14,703
                                                      ------     -------   -------   --------
GROSS MARGIN:
   Systems                                                95        (55)      366       (432)
   Services                                            2,615      2,898     7,046      7,239
                                                      ------     -------   -------   --------
     TOTAL GROSS MARGIN                                2,710      2,843     7,412      6,807
                                                      ------     -------   -------   --------

OPERATING EXPENSES:
   Product development                                   541        994     3,021      3,596
   Sales and marketing                                   853        675     2,682      3,822
   General and administrative                          1,122        983     3,126      3,747
   Amortization of goodwill, customer
     lists and noncompete agreements                       0        143       136        336
   Restructuring charge                                    0          0         0      1,297
   Write off of capitalized and purchased software,
     goodwill and customer lists                           0          0     2,053          0
                                                      ------     -------   -------   --------
     TOTAL OPERATING EXPENSES                          2,516      2,795    11,018     12,798
                                                      ------     -------   -------   --------
     OPERATING INCOME/(LOSS)                             194         48    (3,606)    (5,991)

OTHER EXPENSES:
   Interest income                                       (20)        (2)     (119)       (76)
   Interest expense                                      107         13       262         60
                                                      ------     -------   -------   --------
INCOME/(LOSS) BEFORE INCOME TAXES                        107         37    (3,749)    (5,975)

Income tax provision                                      (2)         0       (41)        28
                                                      ------     -------   -------   --------
NET INCOME/(LOSS)                                       $109        $37   ($3,708)   ($6,003)
                                                      ------     -------   -------   --------
                                                      ------     -------   -------   --------
BASIC EARNINGS (LOSS)  PER COMMON SHARE                $0.00      $0.00    ($0.10)    ($0.20)
                                                      ------     -------   -------   --------
                                                      ------     -------   -------   --------
DILUTED EARNINGS (LOSS)  PER COMMON SHARE              $0.00      $0.00    ($0.10)    ($0.20)
                                                      ------     -------   -------   --------
                                                      ------     -------   -------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                          DELPHI INFORMATION SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)



                                                                 Nine Months Ended
                                                                     December 31
                                                                 1997           1996
                                                              ---------       --------
Cash flows from operating activities:
   Net loss                                                    ($3,708)       ($6,003)
   Adjustment to reconcile net loss to net cash used in
     operating activities:

     Depreciation and amortization                                 826            966
     Amortization of capitalized and purchased software          1,601          1,636
     Amortization of goodwill and customer lists                   136            348
     Write off of capitalized and purchased software,
        goodwill and customer lists                              2,053              0
     Retirement of property and equipment                            0             14
     Foreign currency translation adjustment                       (10)             7
     Excess lease liability                                          0           (482)

   Changes in assets & liabilities:
     Accounts receivable, net                                    1,415          2,906
     Inventories                                                     5            514
     Prepaid expenses and other assets                              55            112
     Accounts payable and accrued expenses                      (2,026)         1,253
     Accrued payroll and related benefits                         (243)          (620)
     Other liabilities and deferred revenue                     (2,743)        (3,263)
                                                              ---------       --------
   Net cash used in operating activities                        (2,639)        (2,612)
                                                              ---------       --------
Cash flows from investing activities:
   Capital expenditures                                           (449)          (479)
   Expenditures for capitalized and purchased software          (1,378)        (1,357)
   Acquisition of Complete Broking Systems                           0           (784)
                                                              ---------       --------
   Net cash used in investing activities                        (1,827)        (2,620)
                                                              ---------       --------
Cash flows from financing activities:
   Payments on note payable                                          0         (3,030)
   Proceeds from exercise of stock options                         518             52
   Net proceeds from private equity placement                      (17)         9,361
   Proceeds from employee stock purchase plan                       11             27
                                                              ---------       --------
Net cash provided by financing activities                          512          6,410
                                                              ---------       --------

Net increase (decrease) in cash                                 (3,954)         1,178

Cash at the beginning of the period                             $6,596           $920
                                                              ---------       -------

Cash at the end of the period                                   $2,642         $2,098
                                                              ---------       -------
                                                              ---------       -------

   The accompanying notes are an integral part of these consolidated financial statements.

                         DELPHI INFORMATION SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


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


Note 2.  NOTE PAYABLE

     As previously reported, the Company had established a $4,000,000 line of credit agreement with a bank subject to certain conditions. The agreement provided for minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement included certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends.

     During December 1997, the Company executed an amendment to the line of credit agreement. The amendment extends the maturity date of the agreement two years to January 31, 2001, alters the provisions of the early termination fee, and modifies the criteria for determining the amount available under the line. In accordance with the amendment, prior to June 1, 1998 the Company may borrow up to one and one-half times average monthly collections (as defined) and subsequently may borrow up to seventy-five percent of eligible receivables. As of December 31, 1997, borrowings under the line of credit totaled $1,600,000, and $651,000 remained available for borrowing.

     As discussed above, the line of credit agreement provides for minimum monthly interest on the greater of the balance outstanding or $1,600,000. In order to minimize interest expense net of interest income, the Company has drawn on the line of credit and invested the proceeds in short term marketable securities. The securities are unrestricted and may be utilized by the Company at any time. At December 31, 1997, total marketable securities of $1,805,000 are included in cash.

Note 3.  EARNINGS (LOSS) PER SHARE

     In February, 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which modifies the standards for computing earnings per share. As required, the Company adopted SFAS No. 128 as of December 15, 1997. SFAS No. 128 replaces the presentation of primary and (where applicable) fully diluted earnings per share ("EPS") with basic and (where applicable) diluted EPS.

     Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares of common stock outstanding and common stock equivalents. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution.

     For the three months and nine months ended December 31, 1996, primary and fully diluted EPS, as previously reported, are equal to basic and diluted EPS respectively.

     The computation of earnings per share (in thousands except per share data) follows:

                                  Three Months Ended    Nine Months Ended
                                     December 31,           December 31,
                                 --------------------   ---------------------
                                    1997       1996        1997         1996
                                  -------    -------    ---------    --------
Net income (loss)                 $  109       $  37     $(3,708)    $(6,003)
                                  -------    -------    ---------    --------
Common stock-weighted
  average number of shares
  outstanding                     36,847      30,698      36,662      29,370
                                  -------    -------    ---------    --------
Common stock equivalents:
  stock options                      198         143          (a)         (a)
  warrants                            88           0          (a)         (a)
  preferred stock                     50          50          (a)         (a)
                                  -------    -------
     Total equivalents               336         193          (a)         (a)
                                  -------    -------
Total shares common stock
and equivalents (for diluted
EPS)                              37,183      30,891      36,662      29,370
                                  -------    -------    ---------    --------

Basic EPS                        $  0.00     $  0.00   $  ( 0.10)  $  ( 0.20)
                                  -------    -------    ---------    --------
Diluted EPS                      $  0.00     $  0.00   $  ( 0.10)  $  ( 0.20)
                                  -------    -------    ---------    --------

(a) Common stock equivalents excluded to prevent antidilution.

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


                                FINANCIAL CONDITION
                                -------------------

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1997 was a negative $912,000, or a decrease of $384,000 from March 31, 1997. The decrease in working capital is primarily attributable to a decrease in cash of $3,954,000 and a reduction in accounts receivable of $1,415,000; partially offset by a decrease in deferred revenue of $2,739,000 and a reduction in accounts payable and accrued expenses of $2,026,000.

A major component of the Company's negative net working capital position consists of deferred revenues of $4,466,000 at December 31, 1997, primarily representing prepaid software maintenance fees from customers that are recognized ratably over the software maintenance agreement terms. This liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

During the three months ended December 31, 1997 operating activities resulted in the use of cash of $225,000. This was primarily due to decreases in accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenue and other liabilities of $1,770,000 partially offset by net income of $109,000, non-cash expenses for depreciation and amortization of $691,000, and a decrease in accounts receivable of $732,000. During the three month period cashflows from investing activities resulted in a use of cash of $1,271,000 due to expenditures of $1,172,000 for capitalized and purchased software and other capital expenditures of $99,000. Cashflows from investing activities for the same period provided $165,000 primarily from proceeds from the exercise of stock options.

During the nine months ended December 31, 1997 operating activities resulted in the use of cash of $2,639,000. This was due to a net loss of $3,708,000 and decreases in accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenue and other liabilities of $5,012,000 partially offset by non-cash expenses for depreciation and amortization of $2,563,000, the write off of certain assets of $2,053,000 and a decrease in accounts receivable of $1,415,000. During the nine month period cashflows from investing activities resulted in a use of cash of $1,827,000 due to expenditures of $1,378,000 for capitalized and purchased software and other capital expenditures of $449,000. Cashflows from investing activities for the same period provided $512,000 primarily from proceeds from the exercise of stock options.

The Company's sources of liquidity on both a short and long-term basis include cash on hand, the proceeds from the Company's line of credit agreement, and operating activity. Sources of liquidity on a long-term basis may also include the proceeds from the exercise of outstanding stock options and warrants. Management believes that the Company's sources of liquidity in the short and long-term and will be sufficient to meet the Company's operating cash obligations and provide for the completion and market introduction of products currently under development.

As previously reported, the Company has a $4,000,000 line of credit agreement with a bank subject to certain conditions. The agreement provides for minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrance of senior debt, certain mergers or acquisitions, and the payment of dividends.

During December 1997, the Company executed an amendment to the line of credit agreement. The amendment extends the maturity date of the agreement two years to January 31, 2001, alters the provisions of the early termination fee, and modifies the criteria for determining the amount available under the line. In accordance with the amendment, prior to June 1, 1988 the Company may borrow up to one and one-half times average monthly collections (as defined) and subsequently may borrow up to seventy-five percent of eligible receivables. As of December 31, 1997, borrowings under the line of credit totaled $1,600,000, and $651,000 remained available for borrowing.

The line of credit agreement provides for minimum monthly interest on the greater of the balance outstanding or $1,600,000. In order to minimize interest expense net of interest income, the Company has drawn on the line of credit and invested the proceeds in short-term marketable securities. The securities are unrestricted and may be utilized by the Company at any time. At December 31, 1997 marketable securities of $1,805,000 are included in cash.

As part of the Company's ongoing efforts to conduct operations more efficiently and improve profitability, during January 1998 the Company implemented a reduction in work force of approximately twenty employees from various functional areas. The employee departures are not expected to adversely affect the Company's strategic initiatives. It is anticipated that the reductions will result in reduced annual operating expenses of approximately $1,200,000. Severance costs of approximately $150,000 have been accrued in the fiscal third quarter ended December 31, 1997. As of January 31, 1998 the Company has approximately 160 employees. Management is pursuing other cost reduction initiatives including reducing the use of high cost consultants in the product development area, the reduction of travel related costs, renegotiation of telecommunication service agreements, and other initiatives focused on improving profitability.

The common stock of the Company is traded on the Nasdaq SmallCap Market. There are various requirements for the maintenance of a listing on the Nasdaq SmallCap Market. During August 1997 Nasdaq announced the modification of several requirements for listing effective February 23, 1998. Included in the revised requirements is a minimum bid price of one dollar ($1.00). In the event a listed company's bid price is less than $1.00, the listed company will be allowed ninety days to comply with the minimum bid requirement by achieving the minimum bid price for ten consecutive trading days. During the fiscal quarter ended December 31, 1997 and subsequent thereto the Company's common stock has traded at less than the required minimum bid price of one dollar ($1.00). Management is currently reviewing various alternatives to insure compliance with the minimum bid requirement. In the event the Company is unable to comply with the listing requirements, the Company could be delisted, which may have an adverse affect on existing shareholder liquidity and the Company's ability to raise additional future equity capital, if required. The Company is currently in compliance with all other Nasdaq listing requirements.

                                RESULTS OF OPERATIONS

The Company's business plan includes a product strategy centered on a new generation of products, collectively referred to as "Common Delphi", or "cd.solutions" and currently comprised of "cd.one", " cd.connect", and "cd.global", each of which are Delphi trademarks. The current legacy products will be maintained and supported as long as there is adequate economic and strategic justification. As new products are introduced to the market, existing customers utilizing legacy products will be encouraged to migrate to the Company's new generation of products. In November, 1996 the Company introduced cd.one and is currently developing certain conversion enhancements to facilitate conversion from certain legacy products to cd.one. The Company's current product development efforts are primarily focused on the development of cd.connect and the modification of the underlying technology used in the original version of cd.global to address domestic market requirements.

THREE MONTH PERIOD ENDED DECEMBER 31, 1997 AND 1996

Total revenues for the third quarter ended December 31, 1997 were $5,818,000, representing a 5% decrease compared to the third quarter of the prior year.

Systems revenues of $668,000 for the third quarter of the current fiscal year reflect a decrease of $153,000 compared to the third quarter of the prior year. Current year systems revenues for the third quarter include hardware commissions of $166,000 versus hardware sales of $382,000 in the prior year. Prior year results include no systems revenues from the sale of cd.solutions products versus $92,000 in the current period. Prior year results for the third period include revenues of $70,000 for the sale of certain legacy products which are no longer offered. Included in current year systems revenues are $182,000 of miscellaneous revenues versus $61,000 in the prior year. Systems revenues from the sale of continuing legacy products for the three months ended December 31, 1997 were $225,000 versus prior year sales for the same period of $308,000.

Service revenues were $5,005,000 in the third quarter of the current year versus $ 5,277,000 in the prior year for a decrease of $272,000. Service revenues for the current year include $806,000 related to cd.solutions products versus none in the prior year. Service revenues from legacy products were $4,200,000 in the three months ended December 31, 1997 versus $5,277,000 in the same period of the prior year.

Total costs of revenues as a percentage of total revenues were 51% in the current quarter, compared to the 53% in the third quarter of the prior year. Costs of systems revenues were 70% in the third quarter of the current fiscal year, compared to 107% in the third quarter of the prior fiscal year. The decrease expressed in percentage terms was primarily due to additional provisions for hardware expenses in the third quarter of the prior year.

Costs of service revenues as a percentage of total service revenues increased to 48% in the third quarter of the current year, compared to 45% in the third quarter of the prior fiscal year.

Product development expenses for the third quarter ended December 31, 1997 were $541,000, a decrease of $453,000 or 46%, compared to the third quarter of the prior fiscal year. Total product development expenditures for the three months ended December 31, 1997 were $1,712,000, consisting of capitalized purchased software and software development costs of $1,171,000 and product development expense of $541,000. Total product development expenditures for the three months ended December 31, 1996 were $1,407,000, consisting of capitalized purchased software and software development costs of $413,000 and product development expense of $994,000.

Sales and marketing expenses for the quarter ended December 31, 1997 were $853,000, representing an increase of $178,000 or 26%, from the comparable quarter in the prior year. The increase is primarily due to the marketing of cd.solutions products.

General and administrative expenses for the quarter ended December 31, 1997 were $1,122,000, representing an increase of $139,000 or 14%, from the comparable quarter in the prior year. The increase is primarily due to severance provisions.

There was no amortization of goodwill, customer lists and noncompete agreements for the quarter ended December 31, 1997 compared to $143,000 for the third quarter of the prior year. The elimination of amortization expense is the result of the write-off $770,000 of goodwill and customer lists in the second quarter of the current year due to impaired recoverability of the assets.

Interest expense for the quarter ended December 31, 1997 was $107,000, an increase of $94,000 compared to the third quarter of the prior year. The increase is due to interest and fees related to the line of credit which was established in the fourth quarter of the prior year. As further described in
Note 2 to the financial statements included in Item 1, the line of credit agreement provides for minimum monthly interest on the greater of the outstanding balance or $1,600,000. In order to minimize interest expense net of interest income the Company has drawn $1,600,000 on the line of credit and purchased short-term marketable securities in the same amount. The securities are unrestricted.

NINE MONTH PERIOD ENDED DECEMBER 31, 1997 AND 1996

The Company recorded a net loss of $3,708,000 for the nine months ended December 31, 1997, compared to a net loss for the comparable period in the prior fiscal year of $6,003,000. The results for the nine months ended December 31, 1997 include a $2,053,000 write-off of capitalized and purchased software, goodwill, and customer lists. The results for the nine months ended December 31, 1996 include a $1,297,000 restructuring charge. Excluding these two items the net loss for the nine months ended December 31, 1997 declined $3,051,000 or 65%.

Total revenues for the nine months ended December 31, 1997 were $16,781,000, a decrease of $4,729,000 or 22%, compared to the nine months ended December 31, 1996.

Systems revenues for the nine months ended December 31, 1997 were $2,497,000, a decrease of $2,333,000 or 48% compared to the same period of the prior year. Current year systems revenues include hardware commissions of $621,000 and hardware sales of $187,000 versus $227,000 of commissions and $2,066,000 of hardware sales in the prior year. Prior year results include no systems revenues from the sale of cd.solutions products versus $432,000 in the current period. Prior year results include revenues of $666,000 versus $23,000 in the current year for the sale of certain legacy products which the Company ceased offering during the current year. Included in current year systems revenues are $307,000 of miscellaneous revenues versus $214,000 in the prior year. Systems revenues from the sale of continuing legacy products for the nine months ended December 31, 1997 were $926,000 versus prior year sales for the same period of $1,491,000.

Service revenues for the nine month period ended December 31, 1997 were $14,139,000, a decrease of $2,541,000 or 15%, compared to the nine months ended December 31, 1996. Prior year service revenues include hardware support revenues of $1,348,000 versus none in the current year due to the Company's exit from the hardware business in the second quarter in the prior year. Service revenues for the current year include $1,889,000 related to cd.solutions products versus none in the prior year. Service revenues from legacy products were $12,331,000 in the nine months ended December 31, 1997 versus $15,331,000 in the same period of the prior year, a decrease of 20%.

Total costs of revenues expressed as a percentage of total revenues were 55% for the nine months ended December 31, 1997, compared to 68% for the same period in the prior year. Costs of systems revenues expressed as a percentage of systems revenues were 81% in the first nine months of fiscal 1998, compared to 109% in the first nine months of fiscal 1997. The decrease expressed in percentage terms is primarily due to an increased provision for doubtful accounts and various expenses incurred in the prior fiscal year related to the Company's exit from the hardware business.

Costs of service revenues expressed as a percentage of service revenues were 50% in the first nine months of fiscal 1998, compared to 57% in the first nine months of fiscal 1997. The decrease is primarily driven by the exit from the hardware maintenance business, in the prior fiscal year.

Product development expenses for the nine month period ended December 31, 1997 were $3,021,000 a decrease of $575,000 or 16%, compared to the same period of the prior fiscal year. Total product development expenditures for the nine months ended December 31, 1997 were $4,399,000, consisting of capitalized purchased software and software development costs of $1,378,000 and product development expense of $3,021,000. Total product development expenditures for the nine months ended December 31, 1996 were $4,953,000, consisting of capitalized purchased software and capitalized software development costs of $1,357,000 and product development expense of $3,596,000. The decrease in total product development expenditures is primarily due to resource reductions afforded by the conclusion of development activity on legacy products in the prior year. Product development expenditures in the current year have been focused on cd.solutions products.

Sales and marketing expenses for the first nine months of fiscal 1998 were $2,682,000, a decrease of $1,140,000, compared to the prior year. The decrease is primarily due to reduced sales commissions, and compensation expense resulting from a shift to a less commissioned direct marketing approach and the Company's exit from the hardware business. In addition, advertising expense decreased approximately $168,000 to $35,000 in the current nine month period as compared to the same period last year.

General and administrative expenses for the first nine months of fiscal 1998 were $3,126,000, a decrease of $621,000 as compared to the same period of fiscal 1997. The decrease is primarily attributable to a decreases in compensation expense, recruiting and relocation expense, and facility expenses.

Amortization of goodwill, customer lists, and noncompete agreements for the nine months ended December 31, 1997 decreased $200,000 or 60%, compared to the same period of the prior year. The decrease is primarily the result of the write-off of goodwill and customer lists in the second quarter of the current year resulting in no amortization expense in the third quarter of the current year compared to $143,000 in the third quarter of the prior year.

The Company's product strategy is to support existing legacy products as long it is economically prudent while simultaneously encouraging customers to migrate to new products as they are introduced. The Company's product strategy and the availability of competitive products are factors in the continuous assessment of the recoverability of the Company's carrying value of its software products. As a result of assessment, during the second quarter of the current year, the recoverability of a portion of the Company's intangible assets related to certain legacy products was deemed impaired based upon projected future net cash flows for those products. Therefore, the Company wrote off $1,283,000 of capitalized and purchased software and $770,000 of goodwill and customer lists in the second quarter of the current year.

Interest expense for the nine months ended December 31, 1997 was $262,000, compared to $60,000 for the first nine months of fiscal 1997. The increase is due to interest and fees related to the line of credit which was established in the fourth quarter of the prior year. As further described in Note 2 to the financial statements included in Item 1, the line of credit agreement provides for minimum monthly interest on the greater of the outstanding balance or $1,600,000. In order to minimize interest expense net of interest income the Company has drawn $1,600,000 on the line of credit and purchased marketable securities in the same amount. The securities are unrestricted.

ADOPTION OF SFAS NO. 128 - EARNINGS PER SHARE

As further described in Note 3 to the Consolidated Financial Statements included herein in Item 1, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 modifies the standards for the presentation and computation of EPS. SFAS No. 128 replaces the presentation of primary and (where applicable) fully diluted EPS with basic and (where applicable) diluted EPS.

Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. SFAS No. 128 requires the dilutive effect of common stock equivalents be excluded in the calculation of basic

EPS and included in the computation of diluted EPS. Under standards prior to SFAS No. 128 the dilutive effect of common stock equivalents was reflected in primary and fully diluted EPS.

SFAS No. 128 requires retroactive restatement of prior period financial statements included as an integral part of financial statements for periods ending subsequent to December 15, 1997. Due to the relatively nominal number of dilutive common stock equivalents and nominal earnings in prior periods, management believes that restated basic and diluted EPS in accordance with SFAS No. 128 will not be significantly different than previously reported primary and fully diluted EPS, respectively. Management further believes that given the Company's current capital structure, SFAS No. 128 will not have a significant impact on the Company.

This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs and assumptions and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. Such risks and uncertainties include, but are not limited to, the Company's ability to overcome its recent history of operating losses and declining revenues, its dependence upon raising additional capital if required, the risks associated with potential future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance agency market (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information and the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Part II - OTHER INFORMATION

Item 5. EXECUTIVE APPOINTMENT

On February 10, 1998, the board of directors of the Company announced the appointment of Max Seybold to the positions of President and Chief Executive Officer replacing John W. Trustman, who left the Company to pursue other opportunities. Seybold previously served the Company as Senior Vice President and Chief Operating Officer. Prior to joining the Company in December 1997, Seybold was President and Chief Executive Officer of Mindware/BPR, Inc., an international consulting firm with approximately 3500 employees.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELPHI INFORMATION SYSTEMS, INC.




Date:February 9, 1998                   By  /s/ Reid E. Simpson
                                            --------------------------------
                                            Reid E. Simpson
                                            Chief Financial Officer and
                                            Duly authorized officer

                                    EXHIBIT INDEX
                                    --------------


EXHIBIT NO.                        DESCRIPTION
-----------        -----------------------------------------

     10.12          Second Amendment to Loan and Security
                    Agreement with Coast Business Credit, a
                    division of Southern Pacific Bank

     11             Computation of per share earnings

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                    Commission for information only and not filed.