Form 10-K
period 1998-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1998-06-29
CIK 814549

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1998
                                         OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

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

            Securities registered pursuant to Section 12 (b) of the Act:
                                        None
            Securities registered pursuant to Section 12 (g) of the Act:
                                Title of each class
                                -------------------
                      Common Stock, par value $0.10 per share
                          Preferred Share Purchase Rights

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

As of June 1, 1998, the number of shares of Common Stock outstanding was 7,395,449. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $29,690,000.

                        Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                          DELPHI INFORMATION SYSTEMS, INC.

                        INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                  Page Reference
                                                                  --------------
                                       PART I
Item 1.   Business                                                        3

Item 2.   Properties                                                      5

Item 3.   Legal Proceedings                                               5

Item 4.   Submission of Matters to a Vote of Security Holders             5

                                      PART II

Item 5.   Market for Registrant's Common Stock
          and Related Stockholder Matters                                 6

Item 6.   Selected Financial Data                                         7

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7

Item 7A.  Quantitative and Qualitative Disclosure
          About Market Risk                                              16

Item 8.   Financial Statements and Supplementary Data                    17

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                         37

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant             37

Item 11.  Executive Compensation                                         38

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                          38

Item 13.  Certain Relationships and Related Transactions                 38

                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                            39

                                       PART I

ITEM 1.  BUSINESS

Delphi Information Systems, Inc. ("the Company") was founded in 1976 as Delphi Systems, Inc., a California corporation. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer. In June, 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. On July 23, 1996, the Company acquired Complete Broking Systems ("CBS") of Auckland, New Zealand.

Delphi is a leading provider of integrated business application software and services for independent property and casualty insurance agencies, brokerages, managing general agents and insurance companies worldwide. The Company's revenues are derived primarily from the licensing and sale of systems comprised of third party and internally developed software and from professional services, maintenance, and support services. Professional services include consulting, implementation, training, project management, and custom software development provided to the Company's customers with installed systems and those in the process of installing systems.

The Company's customer list includes a majority of the largest 100 brokerages and top 200 agencies in the United States and Canada, and many of the largest global brokers. The Company's software operates on approximately 75,000 workstations and terminals at more than 3,000 customer sites.

PRODUCTS - The Company currently has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company's current product strategy is centered on a new generation of products, collectively referred to as "Common Delphi" or "cd.solutions" and are comprised of "cd.global", a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; "cd.connect", providing electronic transmission between carriers and brokers; and "cd.one", a structured system utilizing many features of the legacy products. Legacy products will be maintained and supported as long as there is adequate economic and strategic justification. As new products are introduced to the market, customers utilizing legacy products will be encouraged to migrate to new products.

During the second quarter of fiscal 1997, the Company discontinued the sale and marketing of computer hardware in order to focus the Company's resources on the development and sale of software and professional services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals.

The systems offered by the Company range in price from $19,500 to over $1,000,000 for multiple site global brokers. In fiscal year ended March 31, 1998, one domestic customer (including its foreign subsidiaries) accounted for approximately 12.7% of consolidated revenues. The customer is a publicly traded multi-national insurance company listed on the New York Stock Exchange. In fiscal 1997 and 1996, no customer represented more than 10% of total revenues.

SYSTEM DESIGN AND ARCHITECTURE - The Company's latest product offerings utilize the latest technology. cd.global currently is a client/server based system, which supports Oracle relational database software technology. cd.connect is Lotus Notes-based and Internet/intranet enabled groupware, while cd.one is operational on Btrieve.

PRODUCT DEVELOPMENT - At the end of fiscal 1998, the Company employed 39 full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness.

Product development expenditures including amounts capitalized were $6,089,000, $6,016,000 and $6,489,000 in fiscal 1998, 1997 and 1996, respectively.
Management believes maintenance and enhancement of product technology is critical and expects to continue to invest substantial amounts in product development.

COMPETITION - Management believes its principal competition is represented by two companies which provide software systems that are comparable to those offered by the Company.

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

The Company is not aware of any large hardware company that offers software which specifically addresses the independent agency marketplace. However, certain large hardware suppliers do sell systems and systems components to independent agencies. The Company, to a much lesser extent, also experiences competition from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware companies to supply systems to independent agencies.

Key competitive factors in the Company's market are product technology, features and functions, ease of use, price, reputation, reliability, and quality of customer support and training. Management believes that overall the Company competes favorably with respect to these factors.

PROPRIETARY RIGHTS - The Company regards its applications software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company's software is unpatented.

BACKLOG AND DEFERRED REVENUE: The Company traditionally invoices software maintenance and support in advance of providing the service. The prepaid software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the respective software maintenance agreement. As of March 31, 1998 and 1997, the backlog of contracted professional services and systems sales was not significant.

EMPLOYEES - At March 31, 1998, the Company had 170 employees, including 14 employees in sales and marketing, 39 employees in product development, 89 employees in customer service and operations, and 28 employees in general management, administration and finance. None of the Company's employees are presently covered by a collective bargaining agreement. Management believes that employee relations are good.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is in Rolling Meadows (Chicago), Illinois, where it leases approximately 20,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Rolling Meadows. The Rolling Meadows lease expires in October 1998. Management is currently evaluating various alternatives in the Chicago metropolitan area including renewal of the current lease. The Company leases additional office space of approximately 12,000 square feet in Billerica, Massachusetts; approximately 17,500 square feet in Pittsburgh, Pennsylvania; approximately 6,000 square feet in Scarborough, (Toronto) Canada; approximately 1,500 square feet in Auckland, New Zealand; approximately 1,500 square feet in Sydney, Australia; approximately 1,000 square feet in London, England; and approximately 15,000 square feet in Walnut Creek (San Francisco), California. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed. See Note 9 to the financial statements included in Part II, Item 8, for further information regarding obligations under property leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, and none of its property is subject to, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

At a Special Meeting of Stockholders held on May 6, 1998, a proposal to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split (the "Reverse Stock Split") of the Company's outstanding Common Stock $.10 par value per share (the "Common Stock") and to reduce the number of authorized shares of the Company's Common Stock from 75,000,000 to 20,000,000 (the "Authorized Share Reduction"), as further described in Proxy Statement filed April 10, 1998, was submitted to a vote of security holders and approved effective as of the open of the Nasdaq SmallCap tier (the Nasdaq SmallCap Market") of the Nasdaq Stock Market, Inc. on May 8, 1998.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

The principal market for the Company's Common Stock is the Nasdaq SmallCap Market. The Company's Common Stock trades under the symbol "DLPH". As of June 1, 1998, there were 260 shareholders of record.

The Company has not paid dividends on its Common Stock to date. There are no plans in the near future to do so.

The following tables sets forth the high and low closing bid prices for Common Stock for each calendar quarter in the two year period ending March 31, 1998 as adjusted to reflect retroactively the Reverse Stock Split effective May 8, 1998.

          FISCAL 1998                    HIGH            LOW
          --------------------------------------------------
               First quarter           $ 7.50         $ 5.15
               Second quarter            9.05           4.70
               Third quarter             7.05           4.40
               Fourth quarter            4.85           3.15

          FISCAL 1997                    HIGH            LOW
          --------------------------------------------------
               First quarter          $ 10.30         $ 5.65
               Second quarter            7.20           4.20
               Third quarter             7.20           3.45
               Fourth quarter           10.00           4.70

As of June 1, 1998 there were 7,395,449 shares of Common Stock outstanding and 221 shares of Series D Preferred Stock, par value $.10 per share outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

                         CONSOLIDATED FINANCIAL HIGHLIGHTS
                       (In thousands, except per share data)


                                         1998           1997           1996           1995           1994
                                         ----------------------------------------------------------------
RESULTS OF OPERATIONS:
Revenues                             $ 22,465       $ 27,714       $ 44,081       $ 53,040       $ 53,605
Operating (loss) income                (3,233)        (5,880)       (11,120)          (597)        (8,160)
Net (loss) income                    $ (3,406)      $ (5,884)    $ ( 11,833)      $ (1,681)      $ (8,922)

EARNINGS (Loss) PER SHARE: (1)
Basic EPS                             $ (0.46)       $ (0.97)       $ (6.86)       $ (1.15)        $(6.69)
Diluted EPS                           $ (0.46)       $ (0.97)       $ (6.86)       $ (1.15)        $(6.69)

Shares used in computing per
share data
Basic EPS                               7,347          6,093          1,724          1,461          1,334
Diluted EPS                             7,347          6,093          1,724          1,461          1,334

FINANCIAL POSITION:
Assets                               $ 14,782       $ 22,577       $ 20,389       $ 27,547       $ 31,947
Short term debt                         1,923          1,600          3,030          2,486          4,029
Long term debt                            210            - -          1,500          4,250          4,125
Stockholders' equity (deficit)        $ 5,591      $   8,448     $   (3,346)     $   4,553      $   6,231


(1) Earnings (Loss) per share data adjusted to reflect retroactively the Reverse Stock Split effective May 8, 1998.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing low-cost insurance. Consolidation has involved both insurance brokerages, the Company's primary customers, and insurance companies, and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create opportunities for the Company.

Management believes consolidation will force brokerages to decrease distribution costs and eliminate labor intensive tasks via automation. Competition will force brokerages to increase service levels via improved automated processes such as quoting and claims processing. Management believes that the Company can partner with customers to provide integrated information management solutions, and fully leverage information technology and services.

RECENT DEVELOPMENTS - On March 23, 1998, the Board of Directors adopted a resolution to change the Company's fiscal year end to December 31 effective in 1998. The Company will file Form 10-K for the twelve months ended March 31, 1998, Form 10-Q for each of the three month periods ended June 30, 1998 and September 30, 1998, and Form 10-K for the nine months ended December 31, 1998.

On May 6, 1998, the Company's stockholders adopted a proposal to amend the Company's Certificate of Incorporation to effect the Reverse Stock Split and the Authorized Shares Reduction. The Reverse Stock Split and Authorized Shares Reduction was effective as of the open of the Nasdaq SmallCap Market on May 8, 1998 (the "Effective Time").

At the Effective Time, each share of Common Stock issued and outstanding was automatically reclassified and converted into one-fifth a share of Common Stock. Fractional shares of Common Stock resulting from the Reverse Stock Split were not issued and instead holders thereof will receive cash in lieu of fractional shares. All shares and per share information presented as of May 8, 1998 gives effect to the Reverse Stock Split and Authorized Shares Reduction.

The principal reason for the Reverse Stock Split was to increase the trading price per share of the Common Stock in order to comply with the revised standards for continued listing on the Nasdaq SmallCap Market, which went into effect on February 23, 1998. The new Nasdaq listing requirements required, among other things, that the minimum bid price per share of a listed company was $1.00. During the 1997 calendar year, the closing bid price of the Common Stock ranged from $1.875 to $0.875. Subsequent to the Reverse Stock Split the closing bid price for the Common Stock ranged from $4.375 to $5.156. There is no assurance, however, that the Reverse Stock Split will enable the Common Stock to trade above the $1.00 minimum bid price or that the Company will otherwise be able to maintain its listing on the Nasdaq SmallCap Market.

                               RESULTS OF OPERATIONS

TOTAL REVENUES - The Company's revenues are derived from the licensing and sale of systems comprised of third party and internally developed software ("Systems") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training, project management, and custom software development provided to the Company's customers with installed systems and those in the process of installing systems. Total fiscal 1998 revenue decreased 18.9% from fiscal 1997 levels and were 51.0% of fiscal 1996 total revenue. Total revenue is comprised of systems revenue and service revenue.

SYSTEMS REVENUE - The Company currently has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. In September 1996, the Company reviewed its product development strategy and made several significant adjustments. The Company embarked on a development strategy of scaleable tailored solutions, providing a standard agency management software engine to which "plug and play" modules may be added based on user requirements. The Company's current product strategy is centered on a new generation of products, collectively referred to as "Common Delphi" or "cd.solutions" and are comprised of "cd.global", a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; "cd.connect", providing electronic transmission between carriers and brokers; and "cd.one", a structured system utilizing many features of the legacy products. Current legacy products will be maintained and supported as long as there is adequate economic and strategic justification. As new products are introduced to the market, customers utilizing legacy products will be encouraged to migrate to new products.

Systems revenues are comprised of revenues from the sale of Common Delphi products, current legacy products, legacy products which are no longer offered for sale (discontinued), hardware, and other. During the second quarter of fiscal 1997 the Company discontinued the sale and marketing of computer hardware. The sale of hardware was ceased in order to focus the Company's resources on the development and sale of software and services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals. Accordingly, during fiscal 1996 and the first quarter of fiscal 1997, systems revenues include revenues from the sale of computer hardware, subsequently systems revenues include hardware commissions.

Fiscal 1998 Systems revenues of $3,509,000 were $2,580,000 or 42.4% less than fiscal 1997 revenues of $6,089,000. Sales of Common Delphi products in fiscal 1998 were $718,000 as compared to $173,000 in fiscal 1997; sales of current legacy products in fiscal 1998 were $195,000 versus $344,000 in fiscal 1997; sales of legacy products discontinued in fiscal 1998 were $109,000 in fiscal 1998 versus $1,151,000 in fiscal 1997; hardware revenues and commissions were $1,011,000 in fiscal 1998 versus $2,876,000 in fiscal 1997; and other systems revenues were $1,476,000 in fiscal 1998 versus $1,545,000 in fiscal 1997.

Fiscal 1997 Systems revenues of $6,089,000 were $8,351,000 or 57.8% less than fiscal 1996 revenues of $14,440,000. The decrease is primarily attributable to the Company's exit from the hardware business in the second quarter of fiscal 1997, and a decrease in the sale of legacy products.

SERVICES REVENUES - Fiscal 1998 Services revenues of $18,956,000 were $2,669,000 or 12.3% less than fiscal 1997 Services revenues of $21,625,000 and $10,685,000 or 36% less than fiscal 1996 services revenues of $29,641,000. The revenue decreases are primarily attributable to decreased support revenues associated with the Company's exit from the hardware business and declining legacy support revenues partially offset by support contract price increases and new support contracts associated with Common Delphi products.

COSTS OF SYSTEMS REVENUES - Costs of Systems revenues include costs of third party software and computer hardware, provisions for doubtful accounts, and the amortization of capitalized software development costs. Costs of Systems revenues, as a percentage of Systems revenues, were 79.7%, 114.7% and 80.3% in fiscal 1998, 1997, and 1996, respectively. The increase in costs of Systems revenues expressed as a percentage of Systems revenues in fiscal 1997 is primarily due to an increase in the provision for doubtful accounts.

COSTS OF SERVICE REVENUES - Costs of Service revenues include costs associated with maintenance, consulting and training services, and payments made to third party hardware maintenance vendors. Costs of Service revenues as a percentage of Service revenues were 48.5%, 54.6% and 58.2% in fiscal

1998, 1997, and 1996, respectively. The decrease is primarily due to direct labor efficiencies gained through headcount reductions.

PRODUCT DEVELOPMENT EXPENSES - Product development expenses, net of capitalized software costs, were $3,510,000, $4,255,000 and $5,051,000 in fiscal 1998, 1997,
and 1996, respectively.    Product development expenditures, including those
which were capitalized, were $6,089,000, $6,016,000 and $6,489,000, respectively, in fiscal years 1998, 1997, and 1996. Management believes maintenance and enhancement of product technology is critical and expects to continue to invest substantial amounts in product development. Product development activities generally may be accelerated or deferred based on resource availability.

SALES AND MARKETING EXPENSES - Sales and marketing expenses as a percent of total revenues were 16% in fiscal 1998 and fiscal 1997 and 15% in fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased 1.4% in fiscal 1998, and decreased 43.1% in fiscal 1997. The decrease in fiscal 1997 was primarily due to lower headcount and overall spending reductions compared to the prior year.

AMORTIZATION OF GOODWILL, CUSTOMER LISTS AND NONCOMPETE AGREEMENTS - Amortization of goodwill, customer lists, and noncompete agreements was $136,000, $496,000, and $1,487,000 for fiscal 1998, 1997, and 1996, respectively. As further discussed in Note 3 to the financial statements included in Part II, Item 8, in fiscal 1996, the Company decreased the carrying value of certain goodwill and customer lists by $5,017,000 and during fiscal 1998, all unamortized goodwill and customer lists of $770,000 were written off to reflect impairment.

INTEREST INCOME/EXPENSE - The Company had net interest expense of $272,000 in fiscal 1998, compared to net interest income of $23,000 in fiscal 1997 and net interest expense of $599,000 in fiscal 1996. As further detailed in Note 6 to the financial statements included in Part II, Item 8, the increase in net interest in fiscal 1998 was due to higher average borrowings. The decrease in net interest in fiscal 1997 was due to a reduction in borrowings on the line of credit and the conversion of an interest-bearing note payable to common stock.

CONSOLIDATION, REPOSITIONING, AND RESTRUCTURING CHARGES - The Company's product strategy is centered on a new generation of products, collectively referred to as "Common Delphi" or "cd.solutions". Consistent with the Company's product strategy, the development of enhanced versions of legacy products has been limited. As new products are introduced to the market, existing customers utilizing legacy products are encouraged to migrate to the Company's new generation of products. As customers migrate from legacy products to the Common Delphi platform, maintenance revenues from legacy products decrease. Causing further decreases in legacy maintenance revenues, during the first two quarters of fiscal 1998 the Company experienced some customer attrition related to certain legacy product price increases effective in April 1998.

During the second quarter of fiscal 1998, in response to changes in the Company's markets and technology trends, the product strategy was altered requiring modification of a portion of the underlying technology of Common Delphi products.

As a result of the decrease in legacy maintenance revenues and the requirement to modify a portion of the underlying technology of Common Delphi products, the recoverability of a portion of intangible assets was deemed impaired. Accordingly, during the second quarter of fiscal 1998, the carrying value of capitalized and purchased software was reduced $1,283,000 and goodwill and customer lists of $770,000 were written off.

During the first two quarters of fiscal 1997 the Company generated significant operating losses. In response to the losses, the Company was restructured resulting in significant reductions in payroll expense and other operating expenses. In addition, as the Company transitioned out of the hardware business, a portion of the inventory on hand was deemed obsolete. As a result, the Company incurred a restructuring charge in fiscal 1997 of $1,297,000.

In fiscal 1996, the Company adopted a product strategy which dictated development of a new generation of products, incorporating certain functionality and features from several of the Company's existing products. As part of the strategy, the Company ceased to develop enhanced versions of certain existing products. Consequently, the recoverability of certain intangible assets classified as goodwill and certain capitalized software costs became impaired. Further, the Company elected a strategy to consolidate duplicate operations thereby incurring a charge for severance and excess facilities costs. In fiscal 1996 the Company incurred a repositioning and restructuring charge of $5,724,000.


                          LIQUIDITY AND CAPITAL RESOURCES

During fiscsal 1998 the Company experienced negative cashflow of $5,724,000 funded primarily by financing activities providing $1,045,000 and balances on hand. The funds were utilized for capital expenditures of $980,000, capitalized and purchased software of $2,579,000 and $3,196,000 for operating activities. Funds used in operating activities included significant reductions in short term liabilities including accounts payable and acrued liabilities of $2,589,000 and deferred revenue and other liabilities of $2,681,000.

The Company's sources of liquidity on both a short and long-term basis include cash on hand, proceeds from the line of credit agreement, and operating activity. Sources of liquidity on a long-term basis may also include the proceeds from the exercise of outstanding stock options and warrants. Management believes that the Company's sources of liquidity in the short and long-term will be sufficient to meet the Company's operating cash obligations and provide for the completion and market introduction of products currently under development.


DEFERRED REVENUE: The Company traditionally invoices software maintenance and support in advance of providing the service. The prepaid software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the respective software maintenance agreement. A significant component of the Company's negative net working capital position at March 31, 1998, consists of deferred revenues of $4,381,000. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require a payment to a third party.

PRODUCT DEVELOPMENT: At the end of fiscal 1998, the Company employed 39 full-time employees engaged in product development and activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures, including amounts capitalized, were $6,089,000, $6,016,000 and $6,489,000 in fiscal 1998, 1997 and 1996, respectively. Management believes maintenance and enhancement of product technology is critical and expects to continue to invest substantial amounts in product development. Product development activities generally may be accelerated or deferred based on resource availability.

EXPENSE REDUCTIONS: As part of the Company's ongoing efforts to conduct operations more efficiently and improve profitability, during January 1998 the Company implemented a reduction in work force of approximately twenty employees from various functional areas. The employee departures are not expected to adversely affect the Company's strategic initiatives. It is anticipated that the reductions will result in reduced annual operating expenses of approximately $1,200,000. Severance costs of approximately $150,000 were accrued in the fiscal third quarter ended December 31, 1997.

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a $4,000,000 line of credit agreement with a bank subject to certain conditions. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. The agreement is secured by the Company's assets.

During December 1997 and March 1998, the Company executed two amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, prior to June 30, 1998 the Company may borrow up to two and one-half times average monthly collections (as defined ); from July 1998 through September 1998, two times monthly collections; from October 1998 through December 1998, one and one-half times collections; from January 1999 through March 1999, one times monthly collections and subsequently up to seventy-five percent of eligible receivables. As of March 31, 1998, borrowings under the line of credit totaled $1,603,000, and $2,157,000 remained available for borrowing.

NONCOMPETE NOTE PAYABLE - The Company entered into various noncompete agreements in connection with a January, 1991 acquisition. The final installment of $400,000 was due on January 31, 1997 and was classified as a current liability as of March 31, 1997. The amount due was subsequently converted to an 11.75% interest bearing unsecured note. As of March 31, 1998, the remaining balance is due in three equal annual payments of $119,574 (principal and interest) commencing on January 31, 1999. Commitments related to the noncompete agreements were amortized and expensed ratably over the life of each agreement.

PRIVATE EQUITY PLACEMENTS - The Company completed two private equity placements in fiscal 1997. In May 1996 , the Company issued 2,140,000 units at a price of $5.00 per unit . In January 1997, issued 1,126,100 units at a price of $5.00 per unit. Each unit consists of one share of common stock and a redeemable warrant (further described below). The two private equity placements provided net proceeds of approximately $14,971,000 to the Company.

In conjunction with the May 1996 equity placement, outstanding promissory notes of $1,500,000 were converted into 300,000 units, all Series C Preferred Stock, all Series E Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock was converted into 1,739,519 shares of common stock.

REDEEMABLE WARRANTS - As described above, in conjunction with the May 1996 and January 1997 private equity placements and conversion of a $1,500,000 outstanding promissory note, the Company issued units, each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after the date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after issuance if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

OTHER WARRANTS - In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001.

In connection with the renewal of a line-of-credit agreement in December 1994, the Company issued to a bank a five-year warrant option to purchase 75,000 shares of common stock at $17.50 per share.

TAX CREDIT CARRYFORWARDS: As further described in Note 8 to the financial statements included herein at Part II, Item 8; as of March 31, 1998, the Company has investment business tax credit carryforwards and net operating loss (NOL) carryforwards for federal income tax purposes aggregating approximately $32,000,000 expiring at various times through the year 2012.

NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in fiscal 1996.

SFAS No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for the stock-based employee compensation plans and requires a fair value based method to determine the compensation cost of such plan. The Company has not adopted the accounting method prescribed by the new standard but has, as allowed by the standard, provided supplemental pro forma disclosure of the effect of such adoption in Note 12.

SFAS No. 128, "Earnings Per Share," modified the standards for computing earnings per share ("EPS"). As required, the Company adopted SFAS No. 128 as of December 31, 1997. SFAS No. 128 replaces the presentation of primary and (where applicable) fully diluted EPS with basic and (where applicable) diluted EPS.

Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. At March 31, 1998 the Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for each of the years ended March 31, 1998, 1997, and 1996, basic and diluted EPS are equal.

For each of the years ended March 31, 1997, and 1996, primary and fully diluted EPS, as previously reported, are equal to basic and diluted EPS respectively.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning April 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or all elements are delivered. Management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's operations.

YEAR 2000 COMPLIANCE - The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and its software products that are date sensitive may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in normal business activities.

Based on a preliminary assessment, the Company has determined that it will be required to modify or replace some of its internal use software and modify certain existing products so that the software will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to these certain products and conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for the Company or its customers. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material effect on the Company and customers utilizing certain products. The Company has warranted that certain products are Year 2000 compliant and that certain products will be made Year 2000 compliant.

The Company has initiated formal communication with its vendors to determine the extent to which the Company's software products are vulnerable to those third parties' failure to correct their own Year 2000 issues. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Year 2000 programs in process. There can be no guarantee that the software of other companies, on which the Company's systems rely, will be timely or properly converted.

The Company will utilize both internal and external resources to reprogram, or replace and test its software products for Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical but prior to any anticipated impact. The total cost of the Year 2000 project has not yet been determined, but will be funded through existing cash resources and future operating cash flows. The requirements and timetable for the correction of Year 2000 issues are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause material differences include, but are not limited to, the availability of trained personnel, the ability to locate and collect all relevant computer codes, and similar uncertainties.

This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The disclosure requirements pursuant to Item 305 of Regulation S-K are not yet effective for the Company. Such disclosure will be included in the Company's filing commencing with its Annual Report on Form 10K for the fiscal year ending December 31, 1999, unless the Company is not required to make such disclosure pursuant to Item 305(e).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delphi Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of March 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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

Chicago, Illinois
June 8, 1998

                 DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share amounts)


AS OF MARCH 31
ASSETS                                                       1998          1997
                                                          ----------------------
CURRENT ASSETS:
Cash                                                         $872        $6,596
Accounts receivable, less allowances of $860
     and $1,613, respectively                               4,807         5,241
Inventories                                                    12            16
Prepaid expenses and other current assets                     151           111
                                                          -------       -------
     TOTAL CURRENT ASSETS                                   5,842        11,964
Property and equipment, net                                 2,084         2,242
Capitalized and purchased software, net                     6,554         7,301
Goodwill and customer lists, net                               --           906
Other assets                                                  302           164
                                                          -------       -------
TOTAL ASSETS                                              $14,782       $22,577
                                                          -------       -------
                                                          -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                              $1,923        $1,600
Accounts payable and accrued expenses                       2,078         4,667
Accrued payroll and related benefits                          419           620
Deferred revenue                                            4,381         7,205
                                                          -------       -------
     TOTAL CURRENT LIABILITIES                              8,801        14,092
Notes payable-long term                                       210            --
Other liabilities                                             180            37
                                                          -------       -------
TOTAL LIABILITIES                                           9,191        14,129
                                                          -------       -------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.10 par value, 2,000,000 shares
     authorized: Seried D, 221 shares issued and
     outstanding, respectively                                 49            49
Common stock, $.10 par value:
     Non-designated, 20,000,000 shares authorized,
        7,395,449 and 7,270,234  issued and
        outstanding, respectively                             740           727
Additional paid-in capital                                 48,717        48,167
Accumulated deficit                                       (44,017)      (40,611)
Cumulative foreign currency translation adjustment            102           116
                                                          -------       -------
TOTAL STOCKHOLDERS' EQUITY                                  5,591         8,448
                                                          -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $14,782       $22,577
                                                          -------       -------
                                                          -------       -------

The accompanying notes are an integral part of these consolidated financial statements.

                 DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


YEAR ENDED MARCH 31                                         1998           1997          1996
                                                          -------------------------------------
REVENUES:
Systems                                                    $3,509         $6,089        $14,440
Services                                                   18,956         21,625        29,641
                                                          -------       --------       -------
     TOTAL REVENUES                                        22,465         27,714        44,081

COSTS OF REVENUES:
Systems                                                     2,795          6,985        11,601
Services                                                    9,203         11,802        17,238
                                                          -------       --------       -------
     TOTAL COST OF REVENUES                                11,998         18,787        28,839
                                                          -------       --------       -------
     GROSS MARGIN                                          10,467          8,927        15,242

OPERATING EXPENSES:
Product development                                         3,510          4,255         5,051
Sales and marketing                                         3,587          4,405         6,442
General and administrative                                  4,414          4,354         7,658
Amortization of goodwill, customer lists and
    noncompete agreements                                     136            496         1,487
Consolidation, repositioning and restructuring charges      2,053          1,297         5,724
                                                          -------       --------       -------
     TOTAL OPERATING EXPENSES                              13,700         14,807        26,362
                                                          -------       --------       -------
     OPERATING LOSS                                        (3,233)        (5,880)      (11,120)

Interest income                                              (120)          (131)            0
Interest expense                                              392            108           599
                                                          -------       --------       -------

Loss before income taxes                                   (3,505)        (5,857)      (11,719)
Income tax provision (benefit)                                (99)            27           114
                                                          -------       --------       -------

Net loss                                                  ($3,406)       ($5,884)     ($11,833)
                                                          -------       --------       -------
                                                          -------       --------       -------

Basic loss per common share                                ($0.46)        ($0.97)       ($6.86)
                                                          -------       --------       -------
                                                          -------       --------       -------

Diluted loss per common share                              ($0.46)        ($0.97)       ($6.86)
                                                          -------       --------       -------
                                                          -------       --------       -------


The accompanying notes are an integral part of these consolidated financial statements.

                 DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (In thousands, except for shares outstanding)

                                                      -----------------------------------------------------------------------
                                                            SERIES B:                 SERIES C:                SERIES D:
                                                      SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                                     ------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                                9,205         $780       36,268       $3,570       16,356       $3,655
                                                     ------------------------------------------------------------------------
Net loss                                                  --           --           --           --           --           --
Exercise of stock options
Shares sold under employee stock                          --           --           --           --           --           --
     purchase plan
Mountain States' acquisition adjustment                   --           --           --           --           --           --
Conversion of Note Payable to
     Series E Preferred Stock                             --           --           --           --           --           --
Conversion of Series B
     Preferred Stock                                  (9,205)        (780)          --           --           --           --
Conversion of Series E
     Preferred Stock                                      --           --           --           --           --           --
Translation adjustment                                    --           --           --           --           --           --
                                                     ------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                    0            0       36,268        3,570       16,356        3,655
                                                     ------------------------------------------------------------------------
Net loss                                                  --           --           --           --           --           --
Exercise of stock options                                 --           --           --           --           --           --
Shares sold under employee stock
     purchase plan                                        --           --           --           --           --           --
Conversion of convertible promissory
     notes to common stock                                --           --           --           --           --           --
Conversion of Series C Preferred Stock
     to common stock                                      --           --      (36,268)      (3,570)          --           --
Conversion of Series D Preferred Stock
     to common stock                                      --           --           --           --      (16,135)      (3,606)
Issuance of common stock in connection
     with private equity placements                       --           --           --           --           --           --
CBS acquisition                                           --           --           --           --           --           --
Issuance of common stock as consideration
     for services provided                                --           --           --           --           --           --
Translation adjustment                                    --           --           --           --           --           --
                                                     ------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                    0            0            0            0          221           49
                                                     ------------------------------------------------------------------------
Net loss                                                  --           --           --           --           --           --
Exercise of stock options                                 --           --           --           --           --           --
Shares sold under employee stock
     purchase plan                                        --           --           --           --           --           --
Issuance of common stock in connection
     with private equity placements                       --           --           --           --           --           --
Issuance of common stock as consideration
     for services provided                                --           --           --           --           --           --
Translation adjustment                                    --           --           --           --           --           --
                                                     ------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                                    0           $0            0           $0          221          $49
                                                     ------------------------------------------------------------------------


                                                                                  COMMON STOCK
                                                     --------------------    -----------------------
                                                           SERIES E
                                                      SHARES       AMOUNT       SHARES       AMOUNT
                                                     -----------------------------------------------
BALANCE, MARCH 31, 1995                                   --        $  --    1,595,835         $160
                                                     -----------------------------------------------
Net loss                                                  --           --           --           --
Exercise of stock options                                 --           --       24,200            2
Shares sold under employee stock                          --           --       51,081            5
     purchase plan                                        --           --
Mountain States' acquisition adjustment                   --           --       67,856            7
Conversion of Note Payable to
     Series E Preferred Stock                         63,426        3,125           --           --
Conversion of Series B
     Preferred Stock                                      --           --       38,356            4
Conversion of Series E
     Preferred Stock                                 (63,426)      (3,125)     284,212           28
Translation adjustment                                    --           --           --           --
                                                     -----------------------------------------------
BALANCE, MARCH 31, 1996                                    0            0    2,061,540          206
                                                     -----------------------------------------------
Net loss                                                  --           --           --           --
Exercise of stock options                                 --           --       10,900            1
Shares sold under employee stock
     purchase plan                                        --           --        4,927           --
Conversion of convertible promissory
     notes to common stock                                --           --      300,000           30
Conversion of Series C Preferred Stock
     to common stock                                      --           --      725,360           73
Conversion of Series D Preferred Stock
     to common stock                                      --           --      729,947           73
Issuance of common stock in connection
     with private equity placements                       --           --    3,266,100          327
CBS acquisition                                           --           --      161,460           16
Issuance of common stock as consideration
     for services provided                                --           --       10,000            1
Translation adjustment                                    --           --           --           --
                                                     -----------------------------------------------
BALANCE, MARCH 31, 1997                                    0            0    7,270,234          727
                                                     -----------------------------------------------
Net loss                                                  --           --           --           --
Exercise of stock options                                 --           --      112,100           12
Shares sold under employee stock
     purchase plan                                        --           --        2,126           --
Issuance of common stock in connection
     with private equity placements                       --           --           --           --
Issuance of common stock as consideration
     for services provided                                --           --       10,989            1
Translation adjustment                                    --           --           --           --
                                                     -----------------------------------------------
BALANCE, MARCH 31, 1998                                    0           $0    7,395,449         $740
                                                     -----------------------------------------------

                                                  ADDITIONAL                 FOREIGN
                                                   PAID-IN    ACCUMULATED  TRANSLATION
                                                   CAPITAL      DEFICIT     ADJUSTMENT
                                                 -------------------------------------
BALANCE, MARCH 31, 1995                              $19,145     ($22,894)        $137
                                                 -------------------------------------
Net loss                                                  --      (11,833)          --
Exercise of stock options                                74
Shares sold under employee stock                         354           --           --
     purchase plan
Mountain States' acquisition adjustment                  398           --           --
Conversion of Note Payable to
     Series E Preferred Stock                             --           --           --
Conversion of Series B
     Preferred Stock                                     776           --           --
Conversion of Series E
     Preferred Stock                                   3,097           --           --
Translation adjustment                                    --           --          (31)
                                                 -------------------------------------
BALANCE, MARCH 31, 1996                               23,844      (34,727)        106
                                                 -------------------------------------
Net loss                                                  --       (5,884)          --
Exercise of stock options                                 77           --           --
Shares sold under employee stock
     purchase plan                                        27           --           --
Conversion of convertible promissory
     notes to common stock                             1,470           --           --
Conversion of Series C Preferred Stock
     to common stock                                   3,497           --           --
Conversion of Series D Preferred Stock
     to common stock                                   3,533           --           --
Issuance of common stock in connection
     with private equity placements                   14,644           --           --
CBS acquisition                                        1,026           --           --
Issuance of common stock as consideration
     for services provided                               49
Translation adjustment                                    --           --          10
                                                 -------------------------------------
BALANCE, MARCH 31, 1997                               48,167      (40,611)        116
                                                 -------------------------------------
Net loss                                                  --       (3,406)          --
Exercise of stock options                                506           --           --
Shares sold under employee stock
     purchase plan                                        11           --           --
Issuance of common stock in connection
     with private equity placements                      (17)          --           --
Issuance of common stock as consideration
     for services provided                                50           --           --
Translation adjustment                                    --           --          (14)
                                                 -------------------------------------
BALANCE, MARCH 31, 1998                              $48,717     ($44,017)       $102
                                                 -------------------------------------

                 DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


YEAR ENDED MARCH 31                                                              1998         1997         1996
                                                                               ----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                       ($3,406)     ($5,884)    ($11,833)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                    1,138        1,284        1,434
Amortization of capitalized and purchased software                               2,043        2,183        1,827
Amortization of goodwill, customer lists and noncompete agreements                 136          496        1,487
Write off of capitalized and purchased software, goodwill and customer lists     2,053           --        5,190
Loss on disposal of fixed assets                                                    --           14          (85)
Excess lease cost                                                                   --         (824)        (620)
Issuance of common stock as consideration for services provided                     51           50           --
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
     ACQUISITION OF BUSINESSES:
Accounts receivable, net                                                           434        3,111         (440)
Inventories                                                                          4          576          391
Prepaid expenses and other assets                                                 (178)         190         (635)
Accounts payable and accrued liabilities                                        (2,589)      (2,300)         797
Accrued payroll and related benefits                                              (201)        (826)          (2)
Other liabilities and deferred revenue                                          (2,681)      (2,988)       3,614
                                                                               ----------------------------------
Net cash provided by (used in) operating activities                             (3,196)      (4,918)       1,125
                                                                               ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (980)        (593)        (590)
Expenditures for capitalized and purchased software                             (2,579)      (1,761)      (1,438)
Cash outlays for acquisitions, net of cash acquired                                 --         (708)          --
                                                                               ----------------------------------
Net cash used in investing activities                                           (3,559)      (3,062)      (2,028)
                                                                               ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                                           --       (3,030)     (10,071)
Borrowings on notes payable                                                        533        1,600       10,615
Proceeds from exercise of stock options and
     employee stock purchase plan                                                  512          105          433
Net proceeds from private equity placement                                      14,971           --
                                                                               ----------------------------------
Net cash provided by financing activities                                        1,045       13,646          977
                                                                               ----------------------------------
Foreign currency translation adjustment                                            (14)          10          (31)
Net increase (decrease) in cash                                                 (5,724)       5,676           43
Cash at the beginning of the year                                                6,596          920          877
                                                                               ----------------------------------
Cash at the end of the year                                                       $872       $6,596         $920
                                                                               ----------------------------------
                                                                               ----------------------------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                                     $206         $163         $884
Income taxes paid                                                                   --           39           65
NON-CASH TRANSACTIONS:
Common stock, preferred stock, subordinated convertible
     debentures and notes payable issued for acquisitions                           --           --       $3,591
Preferred stock and convertible promissory notes converted
     to common stock                                                                --       $8,675           --



The accompanying notes are an integral part of these consolidated financial statements.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS - Delphi Information Systems, Inc. and Subsidiaries, (the "Company") develops, markets and supports computer software systems which automate independent property and casualty insurance agencies and brokerages including the areas of sales management, policy administration, accounting and electronic interface with the computers of insurance carriers.

MANAGEMENT'S PLAN - The Company has incurred significant losses in each fiscal year since 1993 and declining revenues in each fiscal year since 1994. The Company has been challenged by the changes in the insurance industry and the rapid rate of change in technologies. During fiscal 1998 the Company experienced operating losses of $3,233,000. The fiscal 1998 loss is attributable to a number of factors:

     1.) Significant investment by the Company in new and enhanced products, people, marketing, training, and equipment.
     2.) Decreased sale of legacy products, at least in part, due to the anticipated release and pending market acceptance of newer products.
     3.) Legacy support revenues declined due to competition and pricing pressures.
     4.) Write down of the carrying value of capitalized and purchased software of $1,283,000 and goodwill and customer lists of $770,000.

In response to losses the Company has taken the following steps:

     1.)  Changes in the senior executive management.
     2.) Rationalization and reallocation of the overall cost structure. 3.) Implementation of programs to improve customer support.
     4.) Finalized development and release of Common Delphi products. 5.) Aggressive marketing of new products and serives.

Some steps taken to improve the Company will not provide immediate results, however, Management believes the steps taken in fiscal 1998 will yield long term benefits, creating an organization that is well suited to take advantage of market opportunities. Management plans to continue to aggressively market the Company's products and services, monitor costs, and fund development to ensure the Company's products continue to incorporate state-of-the-art technologies and provide customer value-added solutions.

CONSOLIDATION - The consolidated financial statements include the accounts of Delphi Information Systems, Inc., ("Delphi USA"), its wholly owned subsidiary, Delphi Information Systems International, Inc., (Delphi International"), both Delaware corporations and all majority owned subsidiaries of Delphi International. Wholly owned subsidiaries of Delphi International are Canadian Insurance Computer Systems, Inc. ("Delphi Canada"), Delphi Information Systems,
(UK) Ltd., Delphi Information Systems, (NZ) Ltd., and Complete Broking Systems (Malaysia), Sdn. Bhd. Additionally, Delphi International holds a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Intercompany transactions and accounts have been eliminated in consolidation.

On July 23, 1996, the Company acquired Complete Broking Systems ("CBS") of Auckland, New Zealand in exchange for $500,000 cash and 161,460 shares of the Company's common stock. The acquisition has been accounted for as a purchase. Accordingly, the results of CBS have been recorded in the financial statements commencing on July 24, 1996.

FISCAL YEAR - Prior to April 1998, the Company's fiscal year consisted of the twelve months ended March 31st. Effective April 1998, the Company's fiscal year end is December 31st.

REVENUE RECOGNITION - The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1, "Software Revenue Recognition". System revenues consist of revenues earned under software license agreements, revenues from computer hardware purchased by customers of the Company, and hardware commissions received by the Company on third party hardware sales to the Company's customers. When all components necessary to run the system have been shipped and only insignificant post-delivery obligations remain, revenue and costs are recognized based upon the sales price and the cost of specific items shipped.

Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support. Maintenance is generally billed to the customers in advance, quarterly or annually, and recognized as revenue ratably over the term of the maintenance contract. Other service revenues including training, custom programming, and consulting are recognized as the services are performed.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

SOFTWARE DEVELOPMENT COSTS - The Company capitalizes internally generated software development costs and purchased software, collectively referred to as software development costs, in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs, through costs of systems revenues, begins when the products are available for general release to customers. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. The maximum amortization period is five years.

Software development costs are amortized on a product-by-product basis. Amortization of software development costs was $2,043,000, $2,183,000 and $1,827,000 in fiscal 1998, 1997, and 1996, respectively.

Net capitalized and purchased software costs at March 31, 1998 and 1997 consist of the following (in thousands):

                                                   1998           1997
                                                   ----           ----
Total cost                                      $11,801        $12,907
Less accumulated amortization                    (5,247)        (5,606)
                                                 ------         ------
                                                 $6,554         $7,301
                                                 ------         ------
                                                 ------         ------

As further discussed in Note 3, during fiscal 1998 and fiscal 1996, the Company decreased the carrying value of certain software development costs by $1,283,000 and $173,000, respectively, to reflect impairment.

GOODWILL AND CUSTOMER LISTS - Goodwill consists of the excess of the cost of acquisitions less the net fair market value of identifiable assets and liabilities. Customer lists represents the estimated value of acquired customer lists. Costs are amortized on a straight-line basis over five to ten years. As further discussed in Note 3, in fiscal 1996, the Company decreased the carrying value of certain of these assets by $5,017,000 and during fiscal 1998, all unamortized goodwill and customer lists of $770,000 were written off to reflect impairment. As of March 31, 1997, accumulated amortization was $1,382,000. Amortization of goodwill and customer lists was $136,000, $496,000 and $833,000 in fiscal 1998, 1997, and 1996, respectively.

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

SHARE AND PER SHARE INFORMATION - Share and per share information has been adjusted to give effect to a one-for-five reverse stock split effective May 8, 1998.

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

NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in fiscal 1996.

SFAS No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for the stock-based employee compensation plans and requires a fair value based method to determine the compensation cost of such plan. The Company has not adopted the accounting method prescribed by the new standard but has, as allowed by the standard, provided supplemental pro forma disclosure of the effect of such adoption in Note 12.

SFAS No. 128 modified the standards for computing earnings per share ("EPS"). As required, the Company adopted SFAS No. 128 as of December 31, 1997. SFAS No. 128 replaces the presentation of primary and (where applicable) fully diluted EPS with basic and (where applicable) diluted EPS.

Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. At March 31, 1998 the Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for each of the years ended March 31, 1998, 1997, and 1996, basic and diluted EPS are equal.

For each of the years ended March 31, 1997, and 1996, primary and fully diluted EPS, as previously reported, are equal to basic and diluted EPS respectively.

Earnings (loss) per share has been adjusted to give effect to a one-for-five reverse stock split effective May 8, 1998.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

The Company maintains its domestic cash accounts primarily with two domestic banks. The deposits are insured by the FDIC for up to $100,000 at each bank. At March 31, 1998 bank deposits, including foreign accounts, in excess of FDIC insurance total approximately $672,000.

In fiscal year ended March 31, 1998, one domestic customer (including its foreign subsidiaries) accounted for approximately 12.7% of consolidated revenues. At March 31, 1998 accounts receivable from the significant customer totaled $1,445,000. The customer is a publicly traded multi-national insurance company listed on the New York Stock Exchange.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to fiscal 1998 presentation. These changes had no impact on previously reported net loss or stockholders' equity.


NOTE 2: STOCKHOLDERS' EQUITY:

STOCKHOLDER RIGHTS AGREEMENT - On March 23, 1998, the Board of Directors of the Company adopted a stockholder rights plan (the "Stockholder Rights Plan") designed to protect the stockholders from certain unfair and coercive tactics.

Pursuant to a Stockholder Rights Agreement (the "Rights Agreement") the Company declared a dividend of one preferred share purchase right ("Right") on each outstanding share of the Company's Common Stock, $.10 par value per share ("Common Shares"), payable to stockholders of record at the close of business on March 23, 1998. Except as described below, each Right, when exercisable, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Shares, par value $.10 per share (the "Preferred Shares"), of the Company at an exercise price of $25.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment.

Until the date an "Acquiring Person" (as defined) is identified, the Rights are not detachable and are not exercisable.

Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to the greater of (1) a preferential quarterly dividend payment of $100 per share, or (2) an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a preferential liquidation payment of $100 per share, plus an amount equal to 100 times the aggregate amount to be distributed per share of common stock of 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares except as otherwise required by law. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. The Rights are protected by customary antidilution provisions.

If any person or group becomes an Acquiring Person, then each holder of a Right (other than Rights beneficially owned by the Acquiring Person), will have the right to receive upon exercise of such Right that number of Common Shares (or, in certain circumstances, cash, property or other securities of the Company) having a market value of two times the exercise price of the Right.

If at any time after the time that any person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (other than Rights beneficially owned by the Acquiring Person), will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the Purchase Price of the Right.

At any time after the time that any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights beneficially owned by such person or group, any Associate or Affiliate thereof, and certain transferees thereof, which will be void), in whole or in part, at an exchange ratio of one Common Share or one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges) per Right (subject to adjustment).

At any time prior to the time that any person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, which may (at the option of the Company) be paid in cash, Common Shares or other consideration deemed appropriate by the Board of Directors. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish; provided, however, that no redemption will be permitted or required after the time that any person becomes an Acquiring Person. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may make the Rights redeemable if the Rights are not then redeemable in accordance with the terms of the Rights Agreement or may adversely affect the interests of the holders of the Rights.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will expire on March 23, 2008, unless the Rights are earlier redeemed or exchanged by the Company, as described.

REVERSE STOCK SPLIT - On May 6, 1998, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding $.10 par value Common Stock and to reduce the number of authorized shares from 75,000,000 to 20,000,000 effective May 8, 1998. All share and per share information in these financial statements as been adjusted accordingly.

PRIVATE EQUITY PLACEMENTS - In May 1996 , the Company issued 2,140,000 units at a price of $5.00 per unit. In January 1997, issued 1,126,100 units at a price of $5.00 per unit. Each unit consists of one share of common stock and a redeemable warrant (further described below). The two private equity placements provided net proceeds of approximately $14,971,000 to the Company.

In conjunction with the May 1996 equity placement, outstanding promissory notes of $1,500,000 were converted into 300,000 units, all Series C and Series E Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock was converted into 1,739,519 shares of common stock.

REDEEMABLE WARRANTS - As described above, in conjunction with the May 1996 and January 1997 private equity placements and conversion of a $1,500,000 outstanding promissory note, the Company issued units, each unit consisting one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after the date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after issuance if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

OTHER WARRANTS - In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001.

In connection with the renewal of a line-of-credit agreement in December 1994, the Company issued to a bank a five-year warrant option to purchase 75,000 shares of common stock at $17.50 per share.

SERIES D CONVERTIBLE PREFERRED STOCK - At March 31, 1998 and 1997 the Company had 221 shares of Series D Convertible Preferred Stock issued and outstanding. Each share is convertible into 45 shares of common stock at the request of the holder. The Preferred Stock has voting rights equal to the number of common shares into which the preferred shares is convertible. The Preferred Stock is not entitled to dividends.

SUBORDINATED CONVERTIBLE DEBENTURES - In connection with a December 1993 acquisition, the Company issued $5,000,000 face value, $2,750,000 discounted carrying value, subordinated convertible debt. The debt was converted into 63,426 shares of Series E Preferred Stock in April, 1995. The Series E Preferred Stock was converted into 284,212 shares of common stock in 1996.

NOTE 3 -  REPOSITIONING AND RESTRUCTURING CHARGES:

The Company's product strategy is centered on a new generation of products, collectively referred to as "Common Delphi" or "cd.solutions". Consistent with the Company's product strategy, the development of enhanced versions of legacy products has been limited. As new products are introduced to the market, existing customers utilizing legacy products are encouraged to migrate to the Company's new generation of products. As customers migrate from legacy products to the Common Delphi platform, maintenance revenues from legacy products decrease. Causing further decreases in legacy maintenance revenues, during the first two quarters of fiscal 1998 the Company experienced some customer attrition related to certain legacy product maintenance price increases effective in April 1997.

During the second quarter of fiscal 1998, in response to changes in the Company's markets and technology trends, the product strategy was altered requiring modification of a portion of the underlying technology of Common Delphi products.

As a result of the decrease in legacy maintenance revenues and the requirement to modify a portion of the underlying technology of Common Delphi products, the recoverability of a portion of intangible assets was deemed impaired. Accordingly, during the second quarter of fiscal 1998, the carrying value of capitalized and purchased software was reduced $1,283,000 and goodwill and customer lists of $770,000 were written off.

The Company generated significant operating losses during the first two quarters of fiscal 1997. In response to the losses, the Company was restructured resulting in significant reductions in payroll expense and other operating expenses. In addition, as the Company transitioned out of the hardware business, a portion of the inventory on hand was deemed obsolete. As a result, the Company incurred a restructuring charge in fiscal 1997 summarized as follows (in thousands):

Severance cost                               $    643
Inventory Obsolescence                            400
Other costs                                       254
                                             --------
                                               $1,297
                                             --------
                                             --------

In fiscal 1996, the Company adopted a product strategy which dictated development of a new generation of products, incorporating certain functionality and features from several of the Company's existing products. As part of the strategy, the Company ceased to develop enhanced versions of certain existing products. Consequently, the recoverability of certain intangible assets classified as goodwill and certain capitalized software costs became impaired. Further, the Company elected a strategy to consolidate duplicate operations thereby incurring a charge for severance and excess facilities costs.

The following summarizes the components of a repositioning and restructuring charge recorded in fiscal 1996 (in thousands):

Write-down goodwill and noncompete
       agreements                              $5,017
Write-down capitalized software
     development costs                            173
Severance and excess facilities cost              534
                                               ------
                                               $5,724
                                               ------
                                               ------


NOTE 4- INVESTMENT IN APT:

The Company owns a 20% interest in the common stock of Alliance for Productive Technology, Inc. ("APT"), a privately held company formed as an alliance of agency automation vendors, insurance companies, agents' associations, and insurance industry organizations. The purpose of APT is to provide non-proprietary interface products and services to the insurance industry. The Company has entered into a distribution agreement with APT to enable it to incorporate certain APT products and features into the Company's products. The investment of $230,000 has been recorded as a long-term asset as of March 31, 1998. As further described in Note 6, a portion of the Company's investment is held as security for a note payable to APT.

NOTE 5 - PROPERTY AND EQUIPMENT:


Property and equipment at March 31, 1998 and 1997 consists of the following (in thousands):

                                                        1998           1997
                                                        ----           ----
Computer equipment and purchased software             $6,676         $5,722
Leasehold improvements                                   984            989
Furniture, fixtures and other                          1,742          1,727
                                                      ------         ------
                                                       9,402          8,438

Less accumulated depreciation and amortization        (7,318)        (6,196)
                                                      ------         ------
                                                      $2,084         $2,242
                                                      ------         ------
                                                      ------         ------

NOTE 6 - NOTES PAYABLE:

Notes payable at March 31, 1998, and 1997, are comprised of the following (in thousands):

                                                       1998           1997
                                                       ----           ----
Bank line-of-credit                                  $ 1,603        $ 1,600
Noncompete note payable                                  300              -
Note payable - APT                                       230
                                                       -----          -----
                                                       2,133          1,600
Less current portion                                  (1,923)        (1,600)
                                                       -----          -----
                                                       $ 210           $ 0
                                                       -----           ---
                                                       -----           ---

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a $4,000,000 line of credit agreement with a bank subject to certain conditions. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. The agreement is secured by the Company's assets.

During December 1997 and March 1998, the Company executed two amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, prior to June 30, 1998 the Company may borrow up to two and one-half times average monthly collections (as defined ); from July 1998 thru September 1998, two times monthly collections; from October 1998 thru December 1998, one and one-half times collections; from January 1999 thru March 1999, one times monthly collections and subsequently up to seventy-five percent of eligible receivables. As of March 31, 1998, borrowings under the line of credit totaled $1,603,000, and $2,157,000 remained available for borrowing.

As discussed above, the line of credit agreement provides for minimum monthly interest on the greater of the balance outstanding or $1,600,000. In order to minimize interest expense net of interest income, the Company has periodically drawn on the line of credit and invested the proceeds in short term marketable securities. The securities are unrestricted and may be utilized by the Company at any time.

Additional information related to line of credit borrowings for the two years ended March 31, 1998, is as follows (in thousands):

                                                        1998           1997
                                                        ----           ----
Maximum amount borrowed during the year               $2,294         $1,600
Average amount borrowed during the year               $1,546           $427
Interest rate at the end of the year                   11.0%          11.0%
Weighted average interest rate incurred during
   the year                                            11.7%           9.9%


Average borrowings were determined based on the amounts outstanding at each month end. The weighted average interest rate during the year was computed by dividing actual interest by average borrowings outstanding during each of the years.

NONCOMPETE NOTE PAYABLE - The Company entered into various noncompete agreements in connection with a January, 1991 acquisition. The final installment of $400,000 was due on January 31, 1997 and was classified as a current liability as of March 31, 1997. The amount due was subsequently converted to an 11.75% interest bearing unsecured note. As of March 31, 1998, the remaining balance is due in three equal annual payments of $119,574 (principal and interest) commencing on January 31, 1999. Commitments related to the noncompete agreements were amortized and expensed ratably over the life of each agreement.

NOTE PAYABLE-APT - In conjunction with the purchase of the common stock of APT discussed in Note 4, the Company entered into a note payable secured by a portion of the APT common stock. The note bears interest at the prime rate, 8.5% at March 31, 1998. Interest is due semi-annually with a final principal payment of $230,000 due January 1, 1999. The note may be prepaid without penalty.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued liabilities at March 31, 1998, and 1997, consist of the following (in thousands):

                                                        1998           1997
                                                        ----           ----
Trade accounts payable                                  $833           $958
Taxes other than income tax                              230            329
Accrued severance and reorganization costs               121          1,284
Other                                                    894          2,096
                                                         ---          -----

                                                      $2,078         $4,667
                                                      ------         ------
                                                      ------         ------


NOTE 8 - INCOME TAXES:

Loss before income taxes consisted of (in thousands):

                                         1998           1997           1996
                                         ----           ----           ----
Domestic                             $ (3,985)      $ (5,681)     $ (11,714)
Foreign                                   480           (176)            (5)
                                         ----            ---             --

Total                                $ (3,505)      $ (5,857)     $ (11,719)
                                     --------       --------      ---------
                                     --------       --------      ---------


The income tax provision (benefit) consisted of (in thousands):

                                         1998           1997           1996
                                         ----           ----           ----
Current:
     U.S. Federal                        $  -            $--            $--
     State                                (48)            27            114
     Foreign                              (51)            --             --
                                          ---            ---            ---

     Total                               $(99)           $27           $114
                                         ----            ---           ----
                                         ----            ---           ----

The income tax provision differs from the amount obtained by applying the federal statutory rate because of the following items:

                                                        1998           1997           1996
Statutory rate                                         (35.0)%        (35.0)%        (35.0)%
State income tax                                        (1.4)           0.5            1.0
Amortization of intangible assets relating to
     acquired businesses                                  .3            3.3            6.5
Increase in valuation allowances                        26.2           24.7           28.5
Other, net                                               7.1            7.0            0.0
                                                         ---            ---            ---

Effective rate                                          (2.8)%          0.5%           1.0%
                                                         ---            ---            ---
                                                         ---            ---            ---


Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows (in thousands):

                                                            1998                           1997
                                                          Deferred Tax                  Deferred Tax
                                                      Assets    Liabilities         Assets    Liabilities
                                                      ------    -----------         ------    -----------
Product enhancements                                $   -            $2,675        $  -            $1,872
Reserves                                                 780           -             1,259           -
NOL carryforwards                                     12,417           -            10,050           -
Tax credit carryforwards                                 738           -               903           -
                                                         ---      ---------            ---        -------

                                                      13,935           -            12,212          1,872
Valuation allowance                                  (11,260)          -           (10,340)
                                                     -------      ---------       --------        -------

Total deferred taxes                                  $2,675         $2,675         $1,872         $1,872
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------


Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount.

As of March 31, 1998, the Company has investment business tax credit carryforwards and net operating loss (NOL) carryforwards for federal income tax purposes aggregating approximately $32,000,000 expiring at various times through the year 2012. The utilization of tax credits and net operating losses may be limited due to changes in ownership and other restrictions imposed by the Internal Revenue Code.

NOTE 9 - LEASE COMMITMENTS:

The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2002, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on March 31, 1998 are set forth below (in thousands) as follows:

                                      Capital      Operating
Year                                   Leases        Leases
----                                   ------        ------
1999                                   $  170        $  988
2000                                       96           327
2001                                       48           308
2002                                       44           120
2003                                       19            25
                                       ------        ------

Total minimum lease
     commitments                        $ 377        $1,768
                                                     ------
                                                     ------
Less: amount representing
     interest                            (100)
                                       ------
Present value of obligations
     under capital leases                 277
Less: current portion                    (120)
                                       ------
Long-term obligations under
     capital leases                     $ 157
                                       ------
                                       ------

The current portion of the present value of obligations under capital leases is included in the consolidated balance sheets with accounts payable and accrued expenses, the long-term portion is included with other liabilities. Rental expense for office facilities and certain equipment subject to operating leases for fiscal year 1998, 1997 and 1996 aggregated $1,826,000, $2,421,000 and $2,541,000, respectively.

NOTE 10 - STOCK PURCHASE PLAN :

The Company has a stock purchase plan for eligible employees. Employees may subscribe up to ten percent of their compensation to purchase the Company's common stock at the lower of 85 percent of the fair market value at the date of grant or 85 percent of the fair market value six months after the date of grant. Shares subscribed to must be exercised one year after the date of grant or are canceled. The Company has reserved 360,000 shares of common stock for issuance under the plan. New subscriptions are granted by the Company to eligible employees on August 1st of each year. At March 31, 1998, 4,802 shares are available to be purchased under the plan. These shares can be exercised on July 31, 1998.

NOTE 11 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the fiscal years ended March 31, 1998, 1997, and 1996, the Company did not make any contributions to the plan.

NOTE 12 - STOCK OPTIONS:

The Company has adopted the 1996 Stock Incentive Plan which provides for the granting of 1,200,000 stock options and stock appreciation rights to officers, directors and employees. Options granted under the program may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments maturing on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning ten percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 20,000 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant.

At March 31, 1998, the Company had four stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for these stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        1998           1997
                                                 -------------------------------
               Net loss, as reported                 ($3,406)       ($5,884)
               Pro forma net loss                    ($4,417)       ($6,276)

               Net loss per share, as reported        ($0.46)        ($0.97)
               Net loss per share, pro forma          ($0.60)        ($1.03)


Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1998 and 1997, respectively; no dividends; risk free interest rates of 6.21% and 6.61% and an expected life of 10 years.

A summary of the status of the Company's stock options plans at December 31, 1998, 1997, and 1996, and changes during the years then ended, is presented below:

                                   Within Plan                             Outside Plan
                      -----------------------------------   -----------------------------------

                                                Weighted                               Weighted
                        Shares                   Average     Shares                    Average
                         Under       Option     Exercise      Under        Option      Exercise
                        Option       Prices      Price       Option        Prices        Price

-----------------------------------------------------------------------------------------------
Balance,
March 31, 1995         285,676   $3.90-$33.79       5.75     18,000    $3.90-$36.90       24.85
Granted                 46,000     5.00-7.80        5.50      4,000        6.25            6.25
Exercised              (24,200)    3.90-5.00        4.75        - -         - -             - -
Canceled               (59,530)   3.90-24.40        4.80     (2,000)      28.75           28.75


Balance,
March 31, 1996         247,946   $3.90-$33.75       6.05     20,000    $3.90-$36.90       20.70
Granted                484,850     3.45-5.95        4.95        - -             - -         - -
Exercised               (3,100)       5.00          5.00        - -             - -         - -
Canceled              (226,438)    3.90-33.75       5.65    (19,000)     3.90-36.90       20.45


Balance,
March 31, 1997         503,258   $3.45-$33.75       5.15      1,000    $3.90-$36.90       26.25
Granted                826,151     3.28-7.50        4.65        - -             - -         - -
Exercised             (112,100)    3.44-5.00        4.62        - -             - -         - -
Canceled              (370,301)    3.44-7.50        5.20        - -             - -         - -


Balance,
March 31, 1998         847,008   $3.28-$33.75      $4.77      1,000          $26.25      $26.25


Exercisable
at March 31, 1998      205,901   $3.75-$33.75      $5.88      1,000          $26.25      $26.25


Available for Grant
at March 31,1998       294,075        - -            - -        - -             - -         - -



The remaining lives for the options outstanding at March 31, 1998 are 9.2 years. The weighted average fair market value of options granted at March 31, 1998 and 1997 are $4.50 and $3.85, respectively.

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

     The executive officers and senior management of the Company are as follows:

Name                Age       Position
----                ---       --------
Max Seybold         37        President, Chief Executive Officer

Reid E. Simpson     41        Senior Vice President-Finance & Administration
                               and Chief Financial Officer

Robin Raina         30        Senior Vice-President

The executive officers of the Company are elected annually by the Board.

Max Seybold joined the Company in January 1998 as Senior Vice President-Professional Services and was named President and Chief Executive Officer in February 1998. In March 1998, Mr. Seybold was elected to the Board of Directors. Prior to joining the Company, Mr. Seybold held the position of President and Chief Executive Officer for Mindware/BPR, Inc. of Waltham, Massachusetts, an international solutions consulting firm. Prior to joining Mindware/BPR Mr. Seybold founded software/professional services firms based in Switzerland and Germany. Mr. Seybold holds an Masters of Business Administration in Strategic Management and Information Technology from Friedrich-Alexander-University in Nuernberg, Germany.


     Reid Simpson joined the Company in December, 1997 as Senior Vice President-Finance & Administration and Chief Financial Officer. Prior to joining the Company, Mr. Simpson served the

Dun & Bradstreet Corporation (D&B), a business information and solutions company for seventeen years. While at D&B, Simpson served as Chief Financial Officer of three divisions as follows: from 1993 to 1997, DonTech, a yellow pages publisher; from 1991 to 1993, Nielson Marketing Research, a market research company; and from 1988 to 1991, D&B Plan Services, a third party administrator for health insurance plans. In addition, while at D&B, Mr. Simpson held positions at McCormack & Dodge, a provider of packaged financial software, Corporate headquarters, and internal audit. Mr. Simpson received a B.S. in Accounting from Michigan State University in 1979.


Robin Raina joined the Company in October, 1997 as Vice President-Professional Services and was promoted to Senior Vice President in February 1998. Prior to joining the Company, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations including setting-up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management" and "Principal Stockholders of Delphi" in the Company's proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the captions "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) 1.  FINANCIAL STATEMENTS.

          The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

          -    Report of Independent Public Accountants
               Consolidated Balance Sheets as of March 31, 1998, and 1997
          - Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997, and 1996
          - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 1998, 1997, and 1996
          - Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997, and 1996
          -    Notes to Consolidated Financial Statements

          (a) 2.  FINANCIAL STATEMENTS.
          The following financial statement schedule is filed herewith:

          Schedule II - Valuation and Qualifying Accounts for the Years Ended March 31, 1998, 1997, and 1996.

          Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          EXHIBITS

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 (No. 333-23361), and incorporated herein by reference).

3.2       Bylaws of the Company

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



4.4       Rights Agreement between Delphi Information Systems, Inc. and
          ChaseMellon Shareholder Services, LLC, as  Rights Agent (filed as
          Exhibit 99.1 to the Company's Registration of Certain Classes of
          Securities on Form 8-A (No. 000-15946) and incorporated herein by reference).

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

10.5      Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as
          Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File
          No. 33323261), and incorporated herein by reference).

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



10.11     Loan and Security Agreement as amended between the Company and Coast
          Business Credit dated January 1997 and related Schedule and Capex
          Promissory Note. (filed as Exhibit 10.11 to the Company's Annual
          Report on Form 10K for the fiscal year ended March 31, 1997, and incorporated herein by reference).


10.12     Second Amendment dated December 18, 1997 to Loan and Security
          Agreement between the Company and Coast Business Credit dated January
          1997. (filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.)

10.13* Third Amendment dated March 23, 1998 to Loan and Security Agreement between the Company and Coast Business Credit dated January 1997.

22.1      The subsidiaries of the Company.

23.1*     Consent of Independent Public Accountants

23.2*     Consent of Independent Public Accountants

27.1*     Financial Data Schedule.

99.1* Information, Financial Statements, and Exhibits required by Form 11-K in accordance with Rule 15d-21 under the Securities Exchange Act of 1934.


*   Filed herewith

          (b)  REPORTS ON FORM 8-K

          There were no reports filed on Form 8-K in the fourth quarter of the year ended March 31, 1998.

          The Company filed a report dated April 7, 1998 on Form 8-K to announce a change in year end, the adoption of a shareholder rights plan and the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Company's Common Stock.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DELPHI INFORMATION SYSTEMS, INC.
                                        (Registrant)

                                   By   /s/ Max Seybold
                                        -------------------------------------
                                        Max Seybold
                                        President and Chief Executive Officer
Date:  June 29, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
---------                     -----                         ----

/s/Yuval Almog                Chairman of the Board         June 29, 1998
-------------------------
(Yuval Almog)


/s/Max Seybold                Director, President. and      June 29, 1998
-------------------------     Chief Executive Officer
(Max Seybold)


/s/Reid E. Simpson            Vice President-Finance &      June 29, 1998
-------------------------     Administration and
(Reid E. Simpson)             Chief Financial Officer

/s/William R. Baumel          Director                      June 29, 1998
-------------------------
(William R. Baumel)


/s/Larry G.Gerdes             Director                      June 29, 1998
-------------------------
(Larry G. Gerdes)

                                                                     SCHEDULE II

                          DELPHI INFORMATION SYSTEMS, INC.

                  Schedule II - Valuation and Qualifying Accounts
                 for the Years Ended March 31, 1998, 1997 and 1996



Allowance for doubtful accounts receivable.

                                         March 31,      March 31,     March 31,
                                           1998           1997          1996
                                           ----           ----          ----
Beginning Balance                       $1,613,000    $   922,000    $  687,000

Provisions for Allowance                   356,000      1,662,000       741,000

Write Off of Accounts Receivable
  Against Allowance                     (1,109,000)      (971,000)     (506,000)
                                       -----------    -----------    ----------


                                       $   860,000    $ 1,613,000    $  922,000
                                       -----------    -----------    ----------
                                       -----------    -----------    ----------