Form 10-K/A
period 1998-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1998-07-10
CIK 814549

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K/A

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
                                                 -------------------------------------

                 DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)



YEAR ENDED MARCH 31                                                              1998         1997         1996
                                                                               ----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                       ($3,406)     ($5,884)    ($11,833)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                    1,138        1,284        1,434
Amortization of capitalized and purchased software                               2,043        2,183        1,827
Amortization of goodwill, customer lists and noncompete agreements                 136          496        1,487
Write off of capitalized and purchased software, goodwill and customer lists     2,053           --        5,190
Loss on disposal of fixed assets                                                    --           14          (85)
Excess lease cost                                                                   --         (824)        (620)
Issuance of common stock as consideration for services provided                     51           50           --
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
     ACQUISITION OF BUSINESSES:
Accounts receivable, net                                                           434        3,111         (440)
Inventories                                                                          4          576          391
Prepaid expenses and other assets                                                 (178)         190         (635)
Accounts payable and accrued liabilities                                        (2,589)      (2,300)         797
Accrued payroll and related benefits                                              (201)        (826)          (2)
Other liabilities and deferred revenue                                          (2,681)      (2,988)       3,614
                                                                               ----------------------------------
Net cash provided by (used in) operating activities                             (3,196)      (4,918)       1,125
                                                                               ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (980)        (593)        (590)
Expenditures for capitalized and purchased software                             (2,579)      (1,761)      (1,438)
Cash outlays for acquisitions, net of cash acquired                                 --         (708)          --
                                                                               ----------------------------------
Net cash used in investing activities                                           (3,559)      (3,062)      (2,028)
                                                                               ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                                           --       (3,030)     (10,071)
Borrowings on notes payable                                                        533        1,600       10,615
Proceeds from exercise of stock options and
     employee stock purchase plan                                                  512          105          433
Net proceeds from private equity placement                                          --       14,971           --
                                                                               ----------------------------------
Net cash provided by financing activities                                        1,045       13,646          977
                                                                               ----------------------------------
Foreign currency translation adjustment                                            (14)          10          (31)
Net increase (decrease) in cash                                                 (5,724)       5,676           43
Cash at the beginning of the year                                                6,596          920          877
                                                                               ----------------------------------
Cash at the end of the year                                                       $872       $6,596         $920
                                                                               ----------------------------------
                                                                               ----------------------------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                                     $206         $163         $884
Income taxes paid                                                                   --           39           65
NON-CASH TRANSACTIONS:
Common stock, preferred stock, subordinated convertible
     debentures and notes payable issued for acquisitions                           --           --       $3,591
Preferred stock and convertible promissory notes converted
     to common stock                                                                --       $8,675           --



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

21.1*     The subsidiaries of the Company.

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

                                   DELPHI INFORMATION SYSTEMS, INC.
                                        (Registrant)

                                   By   /s/ Max Seybold
                                        -------------------------------------
                                        Max Seybold
                                        President and Chief Executive Officer
Date:  July 10, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
---------                     -----                         ----

/s/Yuval Almog                Chairman of the Board         July 10, 1998
-------------------------
(Yuval Almog)


/s/Max Seybold                Director, President. and      July 10, 1998
-------------------------     Chief Executive Officer
(Max Seybold)


/s/Reid E. Simpson            Vice President-Finance &      July 10, 1998
-------------------------     Administration and
(Reid E. Simpson)             Chief Financial Officer

/s/William R. Baumel          Director                      July 10, 1998
-------------------------
(William R. Baumel)


/s/Larry G.Gerdes             Director                      July 10, 1998
-------------------------
(Larry G. Gerdes)

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