Form 10-K/A
period 1998-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1998-08-03
CIK 814549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A2

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1998

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                         Commission file number 0-15946

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                             77-0021975
(State or other jurisdiction of incorporation)      (I.R.S. Employer
           3501 Algonquin Road                    Identification Number)
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

                    Documents Incorporated by Reference: None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Company are as follows:

YUVAL ALMOG, 48, was elected a director of the Company in September 1991 and was elected Chairman of the Board of Directors on November 30, 1993. Mr. Almog is President of Coral Group, Inc. and Managing Partner of its venture capital partnerships. He joined the Coral Group in 1986 and became its Managing Partner in 1991. Mr. Almog is Chairman of the Board of Directors of Tricord Systems, Inc. and is also a director of CallConnect Communications, Inc., Friendly Machines, GGC Networks, Inc., Optical Solutions, Inc., Teltech Resource Network Corp. and BayStone Software, Inc.

WILLIAM R. BAUMEL, 30, was appointed a director of the Company in July 1996. Mr. Baumel is a partner with Coral Group, where he specializes in information services and technology investing. Mr. Baumel is also a director of Optical Solutions, Inc. Mr. Baumel joined Coral Group in 1996. From 1994 to 1996, Mr. Baumel held various positions with the Private Markets Group of Brinson Partners, Inc., an institutional money manager. His last position with Brinson Partners' Private Market Group was as portfolio manager. Mr. Baumel held a marketing position with Proctor & Gamble, a consumer products company, during 1993, and from 1990 to 1992, was a certified public accountant and consultant with Deloitte & Touche, an international accounting and consulting firm.

LARRY G. GERDES, 49, was elected a director of the Company in 1985. Since 1991, Mr. Gerdes has been Chief Executive Officer of Transcend Services, Inc. (NASDAQ
- TRCR), a provider of outsourced services to hospitals in the health management area. Mr. Gerdes is also a director of Transcend Services, Inc. Prior to Transcend, Mr. Gerdes spent over 14 years in various executive capacities at HBO & Company (NASDAQ - HBOC), including serving as Chief Financial Officer of HBO & Company and as CEO of Medical Systems Support, Inc., a wholly owned subsidiary of HBO & Company. Since 1983 Mr. Gerdes has been a general partner of Sand Hill Financial Company, a venture capital partnership located in Palo Alto, California. Additionally, since 1991 Mr. Gerdes has been a general partner in Gerdes Huff Investments, a private investment partnership located in Atlanta.

MAX SEYBOLD, 37, was appointed to the Board of Directors in March 1998. Mr. Seybold joined the Company in January, 1998 as Senior Vice President of Professional Services and was named President and Chief Executive Officer in February 1998. Prior to joining the Company, Mr. Seybold held the position of President and Chief Executive Officer for Mindware/BPR, Inc. of Waltham, Massachusetts, an international solutions consulting firm. Prior to joining Mindware/BPR, Mr. Seybold founded software/professional services firms based in Switzerland and Germany. Mr. Seybold holds a Masters of Business Administration in Strategic Management and Information Technology from Freidrich-Alexander-University in Nurenburg, Germany.

The executive officers and senior management of the Company are as follows:


Name              Age          Position
----             ----          ---------
Max Seybold       37          President, Chief Executive Officer

Reid E. Simpson   41          Senior Vice President-Finance & Administration
                              and Chief Financial Officer

Robin Raina       30          Senior Vice-President

The executive officers of the Company are elected annually by the Board.

Max Seybold joined the Company in January 1998 as Senior Vice President-Professional Services and was named President and Chief Executive Officer in February 1998. In March 1998, Mr. Seybold was elected to the Board of Directors. Prior to joining the Company, Mr. Seybold held the position of President and Chief Executive Officer for Mindware/BPR, Inc. of Waltham, Massachusetts, an international solutions consulting firm. Prior to joining Mindware/BPR Mr. Seybold founded software/professional services firms based in Switzerland and Germany. Mr. Seybold holds a Masters of Business Administration in Strategic Management and Information Technology from Friedrich-Alexander-University in Nuernberg, Germany.

Reid Simpson joined the Company in December 1997 as Senior Vice President-Finance & Administration and Chief Financial Officer. Prior to joining the Company, Mr. Simpson served the Dun & Bradstreet Corporation (D&B), a business information and solutions company for seventeen years. While at D&B, Simpson served as Chief Financial Officer of three divisions as follows: from 1993 to 1997, DonTech, a yellow pages publisher; from 1991 to 1993, Nielson Marketing Research, a market research company; and from 1988 to 1991, D&B Plan Services, a third party administrator for health insurance plans. In addition, while at D&B, Mr. Simpson held positions at McCormack & Dodge, a provider of packaged financial software, Corporate headquarters, and internal audit. Mr. Simpson received a B.S. in Accounting from Michigan State University in 1979.

Robin Raina joined the Company in October 1997 as Vice President-Professional Services and was promoted to Senior Vice President in February 1998. Prior to joining the Company, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations including setting-up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the annual and long-term compensation for the fiscal years ended March 31, 1998, 1997, and 1996 for the current and former Chief Executive Officers, two current executive officers, and one former executive officer of the Company (collectively, the "Named Officers").



                           SUMMARY COMPENSATION TABLE
                           ---------------------------
                                                                                                      Long-Term
                                                                  Annual Compensation                Compensation
                                                    ------------------------------------------   -----------------

                Name and                  Fiscal                               Other Annual     Stock Options       All other
            Current Position               Year       Salary        Bonus    Compensation (A)   (# of shares)   Compensation (B)
-----------------------------------------------------------------------------------------------------------------------------------

Max Seybold (1)                            1998       29,423      23,538          91,000          180,000             -
President and Chief Executive Officer      1997            -           -               -                -             -
                                           1996            -           -               -                -             -


Reid E. Simpson (2)                        1998       43,269           -               -           90,000             -
Senior Vice President-Finance &            1997            -           -               -                -             -
Administration and Chief Financial         1996            -           -               -                -             -
Officer


Robin Raina (3)                            1998       66,692      20,000               -           90,000             -
Senior Vice President                      1997            -           -               -                -             -
                                           1996            -           -               -                -             -


John Trustman (4)                          1998      122,500      60,577               -          180,000       111,057
Former President and Chief Executive       1997            -           -               -                -             -
Officer                                    1996            -           -               -                -             -


James Harsch (5)                           1998      121,577      30,450               -                -        24,168
Former Vice President-Administration and   1997      100,385           -          43,963           60,000             -
Chief Financial Officer                    1996            -           -               -                -             -



(A)  Represents reimbursement for relocation expenses and consulting fees.
(B)  Represents severance payments.

(1)  Mr. Seybold joined the Company effective January 9, 1998.

(2)  Mr. Simpson joined the Company effective December 8, 1997.

(3)  Mr. Raina joined the Company effective November 1, 1997.

(4) Mr. Trustman was employed by the Company from May 28, 1997 to February 5, 1998. While no definitive employment agreement was entered into, upon execution of such an agreement, the Company contemplated awarding Mr. Trustman options to purchase 180,000 shares of Common Stock subject to certain terms and conditions. Pursuant to the terms and conditions of the Delphi Information Systems, Inc. 1996 Stock Option Plan, participants have 90 days from the termination of employment to exercise vested stock options. Mr. Trustman left the Company effective February
     5, 1998 and did not exercise any options within 90 days.

(5) Mr. Harsch was employed by the Company from July 15, 1996 to December 31, 1997.

OPTION GRANTS IN LAST FISCAL YEAR

     Set forth in the table below is information regarding individual grants of stock options to purchase shares of Common Stock made during the fiscal year ended March 31, 1998 to each of the Named Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants (A)

                                                                                              Potential Realizable
                                                                                              Value At Answered Annual
                                                                                              Rates of Stock
                                                                                              Appreciation For Term
                           Number of Securities   % of Total Options    Exercise
                           Underlying Options     Granted to Employees  Price      Expiration
Name                       Granted (#)            in Fiscal Year        ($/SH)     Date             5% ($)       10% ($)

Max Seybold                     15,000 (1)                               4.07       07/09/08        42,040      112,652
                                15,000 (1)                               4.07       07/09/09        47,314      130,841
                                15,000 (1)                               4.07       07/09/10        52,858      150,935
                                15,000 (1)                               4.07       07/09/11        58,686      173,132
                                15,000 (2)                               3.28       03/23/09        35,979       97,933
                                15,000 (2)                               3.28       03/23/10        40,337      113,340
                                15,000 (2)                               3.28       03/23/11        44,917      130,360
                                15,000 (2)                               3.28       03/23/12        49,733      149,162
                                60,000 (2)                               3.28       03/23/15       262,830      872,911
                               -------                                                             -------    ---------
                               180,000             23%                                             634,694    1,931,266
                               -------            ---                                              -------    ---------

Reid E. Simpson                15,000 (3)                                5.00       06/08/08        51,646      138,393
                               15,000 (3)                                5.00       06/08/09        58,126      160,738
                               15,000 (3)                                5.00       06/08/10        64,937      185,423
                               15,000 (3)                                5.00       06/08/11        72,096      212,693
                               30,000 (2)                                3.28       03/23/15       131,415      436,455
                               -------                                                             -------    ---------
                               90,000              11%                                             378,220    1,133,702
                               -------            ---                                              -------    ---------
Robin Raina                     5,000 (4)                                5.15       05/01/08        17,732       47,515
                                5,000 (4)                                5.15       05/01/09        19,956       55,187
                                5,000 (4)                                5.15       05/01/10        22,295       63,662
                                5,000 (4)                                5.15       05/01/11        24,753       73,025
                               10,000 (2)                                3.28       03/23/09        23,986       65,289
                               10,000 (2)                                3.28       03/23/10        26,891       75,556
                               10,000 (2)                                3.28       03/23/11        29,945       86,906
                               10,000 (2)                                3.28       03/23/12        33,155       99,441
                               30,000 (2)                                3.28       03/23/15       131,415      436,455
                               -------                                                             -------    ---------
                               90,000              11%                                             330,128    1,003,036
                               -------            ---                                              -------    ---------

John Trustman                  37,500 (5)                                5.47       11/28/07       141,252      378,506
                               37,500 (5)                                5.47       11/28/08       158,974      439,619
                               37,500 (5)                                5.47       11/28/09       177,602      507,133
                               37,500 (5)                                5.47       11/28/10       197,183      581,716
                               30,000 (5)                                5.47       05/31/13       200,505      643,322
                              --------            ---                                              -------    ---------
                              180,000              23%                                             875,516    2,550,296
                              --------            ---                                              -------    ---------

(A) All options granted under the Delphi Information Systems, Inc. 1996 Stock Incentive Plan

(1)  Granted on January 9, 1998

(2)  Granted on March 23, 1998

(3)  Granted on December 8, 1997

(4)  Granted on November 1, 1997

(5) While no definitive employment agreement was entered into, upon execution of such an agreement, the Company contemplated awarding Mr. Trustman options to purchase 180,000 shares of Common Stock subject to certain terms and conditions. Pursuant to the terms and conditions of the Delphi Information Systems, Inc. 1996 Stock Option Plan, participants have 90 days from the termination of employment to exercise vested stock options. Mr. Trustman left the Company effective February 5, 1998 and did not exercise any options within 90 days.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Set forth in the table below is information regarding the exercise of stock options of Common Stock during the fiscal year ended March 31, 1998 by each of the Named Officers and the fiscal year-end value as of March 31, 1998 of unexercised stock options of Common Stock.

                                                                                Value of unexercised in-the-
                                                   Number of unexercised          money options at fiscal
                                                     options at FY-end                  year-end
                       Shares                 ----------------------------------------------------------------
                      acquired      Value
       Name         on exercise    realized     Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------
Max Seybold              --           --             --               180,000       --            75,120
Reid E. Simpson          --           --             --                90,000       --            18,780
Robin Raina              --           --             --                90,000       --            43,820
John Trustman            --           --           37,500             142,500       --              --
James Harsch             --           --             --              --             --              --



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 15, 1998, the ownership of Common Stock and Series D Preferred Stock by each director of the Company, by each of the Named Officers, by all current executive officers and directors of the Company as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Common Stock or the Series D Preferred Stock. The Common Stock and the Series D Preferred Stock are the Company's only outstanding classes of voting securities. The information set forth in the table as to directors and officers is based upon information provided to the Company by such persons in connection with the preparation of this filing.

                                                      Common Stock                   Series D Preferred
                                                   ------------------------------------------------------------------

Name and Position                                                       Percent of                         Percent
of Beneficial Owner (1)                               Ownership (2)      Class (3)      Ownership (2)     of Class
---------------------------------------------------------------------------------------------------------------------
Bay Area Micro-Cap Fund, L.P. (4)                        703,150           9.2%              - -             - -

Covington Associates (5)                                   - -              - -              221           100.0%

Coral Partners II,                                      1,282,483          16.9%             - -             - -
a limited partnership (6)

Okabena Partnership K.                                   476,900           6.2%              - -             - -
a general partnership (7)

Yuval Almog                                             1,318,483          17.3%             - -             - -
Director and Chairman of the Board (8)

William Baumel                                          1,293,383          17.0%             - -             - -
Director (9)

Larry Gerdes                                             46,744              *               - -             - -
Director (10)

Max Seybold                                              18,500              *               - -             - -
Director and President and Chief
Executive Officer (11)

Reid Simpson                                             16,700              *               - -             - -
Senior Vice President, Finance and Administration;
Chief Financial Officer (12)

Robin Raina                                               5,000              *               - -             - -
Senior Vice President (13)

All directors and executive officers as a group         1,416,327          18.5%             --              - -
(6 persons)


(1) Except where otherwise indicated, the mailing address of each of the stock holders named in the table is c/o Delphi Information Systems, Inc., 3501 Algonquin Road, Suite 500, Roling Meadows, Illinois 60008.

(2) Each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated.

(3)  Percentage less than one percent are indicated by an asterisk.

(4) Includes 283,000 shares of Common Stock which may be acquired upon exercise of warrants and 25,300 shares of Common Stock held by Gregory F. Wilbur and Carolyn G. Wilbur as joint tenants with right of survivorship. The address of Bay Area Micro-Cap Fund, L.P. is 1151 Bay Laurel Drive, Menlo Park, California 94025.

(5) The address of Covington Associates is 60 State Street, Boston, Massachusetts 02109.

(6) Includes 200,000 of Common Stock which may be acquired upon exercise of warrants. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(7) Includes 200,000 of Common Stock which may be acquired upon exercise of warrants. The address of Okabena Partnership K is 5140 Norwest Center, Minneapolis, Minnesota 55402-4133.

(8) Of the 1,318,483 shares of Common Stock, 1,282,483 shares of Common Stock are held by Coral Partners II, 10,000 shares are held by Coral Group, Inc. Retirement Plan for the benefit of

     Yuval Almog, 10,000 shares of Common Stock are held by Mr. Almog, 10,000 shares of Common Stock may be acquired by Mr. Almog upon exercise of warrants and 6,000 shares of Common Stock are held by Mr. Almog and his wife who have shared voting and investment power. Mr. Almog is the Managing General Partner of Coral Partners II. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(9) Of the 1,293,383 shares of Common Stock, 1,282,483 shares of Common Stock are held by Coral Partners II, 1,400 shares are held by Coral Group, Inc. Retirement Plan for the benefit of William Baumel, 4,000 shares of Common Stock held by Mr. Baumel, and 5,500 shares of Common Stock, of which 4,000 shares of Common Stock may be acquired upon exercise of warrants and 1,500 shares of Common Stock are held by Mr. Baumel and his wife who have shared voting and investment power. Mr. Baumel is a Venture Partner of Coral Partners II. Mr. Baumel disclaims beneficial ownership of the shares held by Coral Partners II. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(10) Includes 14,000 shares of Common Stock which may be acquired upon exercise of warrants. The address of Mr. Gerdes is 3353 Peachtree Road, N.E., Suite 1030, Atlanta, Georgia 30326.

(11) Includes 15,000 shares of Common Stock subject to stock options which may be exercised.

(12) Includes 15,000 shares of Common Stock subject to stock options which may be exercised and 1,700 shares of Common Stock held by The Reid E.
     Simpson Revocable Trust as to which Mr. Simpson, as trustee, has sole voting and investment power.

(13) Represents shares of Common Stock subject to stock options which may be exercised.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Messrs. Almog and Gerdes. None of the executive officers of the Company serves on the board of directors of another company in any instance where an executive officer of the other company serves on the Board of Directors.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more-than-ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company, the Company believes that during the period from April 1, 1997, through March 31, 1998, the following persons failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act:

Robin Raina was appointed Senior Vice President effectve February 1998. Mr Raina reported his appointment and certain grants of options under the Delphi Information Systems, Inc. Stock Incentive Plan made throughout the fiscal year by filing a Form 5 on a timely basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DELPHI INFORMATION SYSTEMS, INC.
                                              (Registrant)

                                     By   /s/ Max Seybold
                                          ------------------------------------
                                          Max Seybold
                                          President and Chief Executive Officer
Date:  July 29, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                       Date
---------                       -----                       -----
/s/Yuval Almog                  Chairman of the Board       July 29, 1998
----------------------
(Yuval Almog)


/s/Max Seybold                  Director, President. and    July 29, 1998
----------------------
(Max Seybold)                   Chief Executive Officer


/s/Reid E. Simpson              Vice President-Finance &    July 29, 1998
----------------------
(Reid E. Simpson)               Administration and
                                Chief Financial Officer

/s/William R. Baumel            Director                    July 29, 1998
---------------------
(William R. Baumel)


/s/Larry G.Gerdes               Director                    July 29, 1998
---------------------
(Larry G. Gerdes)

                                       9