Form 10-Q
period 1998-06-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1998-08-14
CIK 814549

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                            Commission file number 0-15946

                           DELPHI INFORMATION SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)



           DELAWARE                                    77-0021975
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                    60008
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    847-506-3100
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

          (1)  Yes   x    No                     (2)  Yes  x     No
                    ---                                   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,395,449 SHARES AS OF AUGUST 7, 1998.

                           DELPHI INFORMATION SYSTEMS, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED June 30, 1998


                                        INDEX




PART I - FINANCIAL INFORMATION                                            PAGE

     Item 1.   Consolidated Financial Statements

     Consolidated Balance Sheets at June 30, 1998
        (unaudited) and March 31, 1998.............................         2

     Consolidated Statements of Operations for the Three
        Months Ended June 30, 1998 and 1997 (unaudited)............         3

     Consolidated Statements of Cash Flows for the Three Months
        Ended June 30, 1998 and 1997 (unaudited)...................         4

     Notes to Consolidated Financial Statements (unaudited)........         5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................         7

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk .........................................        11

PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K.....................        11

SIGNATURE..........................................................        11

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (In thousands, except for share amounts)


                                                        (UNAUDITED)
                                                          JUNE 30,    MARCH 31,
                                                            1998         1998
                                                        -----------------------
ASSETS
CURRENT ASSETS:
Cash                                                      $ 1,011     $   872
Accounts receivable, net                                    3,995       4,807
Inventories                                                    18          12
Prepaid expenses and other current assets                     234         151
                                                          -------     -------
     TOTAL CURRENT ASSETS                                   5,258       5,842
Property and equipment, net                                 1,911       2,084
Capitalized and purchased software, net                     6,720       6,554
Other assets                                                  314         302
                                                          -------     -------
TOTAL ASSETS                                              $14,203     $14,782
                                                          -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                             $ 2,408     $ 1,923
Accounts payable and accrued liabilities                    1,720       2,078
Accrued payroll and related benefits                          144         419
Deferred revenue                                            3,451       4,381
                                                          -------     -------
     TOTAL CURRENT LIABILITIES                              7,723       8,801
Notes payable-long term                                       209         210
Other liabilities                                             180         180
                                                          -------     -------
TOTAL LIABILITIES                                           8,112       9,191
                                                          -------     -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 2,000,000 shares
   authorized:
     Series D, 221 shares issued and outstanding               49          49
Common stock, $.10 par value:
     Non-designated, 20,000,000 shares authorized,
        7,395,449 issued and outstanding                      740         740
Additional paid-in capital                                 48,717      48,717
Accumulated deficit                                       (43,515)    (44,017)
Cumulative foreign currency translation adjustment            100         102
                                                          -------     -------
TOTAL STOCKHOLDERS' EQUITY                                  6,091       5,591
                                                          -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $14,203     $14,782
                                                          -------     -------

The accompanying notes are an integral part of these consolidated financial statements.

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands)
                                     (Unaudited)


                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            1998        1997
                                                            ----        ----
REVENUES:

Systems                                                    $1,304      $  982
Services                                                    4,863       4,584
                                                           ------      ------
     TOTAL REVENUES                                         6,167       5,566

COSTS OF REVENUES:
Systems                                                       726         714
Services                                                    1,942       2,136
                                                           ------      ------
     TOTAL COST OF REVENUES                                 2,668       2,850
                                                           ------      ------
     GROSS MARGIN                                           3,499       2,716

OPERATING EXPENSES:
Product development                                           747       1,074
Sales and marketing                                           650         705
General and administrative                                  1,335         742
Amortization of goodwill, customer lists and
  noncompete agreements                                       - -         132
                                                           ------      ------
     TOTAL OPERATING EXPENSES                               2,732       2,653
                                                           ------      ------

     OPERATING INCOME                                         767          63

Minority interest                                             155          29
Interest income                                               - -         (54)
Interest expense                                              104          66
                                                           ------      ------

Income before income taxes                                    508          22
Income tax provision                                            6           1
                                                           ------      ------

Net income                                                 $  502      $   21
                                                           ------      ------
                                                           ------      ------

Basic income per common share                              $ 0.07      $ 0.00
                                                           ------      ------
                                                           ------      ------

Diluted income per common share                            $ 0.07      $ 0.00
                                                           ------      ------
                                                           ------      ------

The accompanying notes are an integral part of these consolidated financial statements.

                  DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                  JUNE 30
                                                                           1998           1997
                                                                           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                $  502        $    21
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                272            291
Amortization of capitalized and purchased software                           434            513
Amortization of goodwill, customer lists and noncompete agreements           - -            132
Foreign currency translation adjustment                                       (2)             3
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable, net                                                     812          1,430
Inventories                                                                   (6)             2
Prepaid expenses and other assets                                            (95)           (14)
Accounts payable and accrued liabilities                                    (358)        (1,490)
Accrued payroll and related benefits                                        (275)          (307)
Other liabilities and deferred revenue                                      (930)        (1,490)
                                                                          ---------------------
Net cash provided by (used in) operating activities                          354           (909)
                                                                          ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (99)          (160)
Expenditures for capitalized and purchased software                         (600)          (206)
                                                                          ---------------------
Net cash used in investing activities                                       (699)          (366)
                                                                          ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable                                                  484            - -
Proceeds from exercise of stock options and
   employee stock purchase plan                                              - -            292
                                                                          ---------------------
Net cash provided by financing activities                                    484            292
                                                                          ---------------------

Net increase (decrease) in cash                                              139           (983)
Cash at the beginning of the year                                            872          6,596
                                                                          ---------------------
Cash at the end of the year                                               $1,011         $5,613
                                                                          ---------------------
                                                                          ---------------------

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

     These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1998.

     The results of operations for current interim periods are not necessarily indicative of results to be expected for the entire current year.

     Certain prior period amounts have been reclassified to conform to the current presentation. These changes had no impact on previously reported earnings or stockholder's equity.

Note 2. REVERSE STOCK SPLIT

     As previously reported, on May 6, 1998 the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding $.10 par value Common Stock and to reduce the number of authorized shares from 75,000,000 to 20,000,000 effective May 8, 1998. All share and per share information in these financial statements has been adjusted accordingly.

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

     For the three months ended June 30, 1997, primary and fully diluted EPS, as previously reported, are equal to basic and diluted EPS, respectively.

     The computation of earnings per share (in thousands except per share data) follows:


                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                     ------------------
                                                     1998          1997
                                                     ----          ----
Net income (loss)                                   $  502        $   21


   Common stock-weighted
   average number of shares
   outstanding                                       7,395         7,411
                                                    ------        ------

   Common stock equivalents:
      stock options                                     71            44
      warrants                                           0             0
      preferred stock                                   10            10
                                                    ------        ------
         Total equivalents                              81            54
                                                    ------        ------

   Total shares common stock
   and equivalents (for diluted
   EPS)                                              7,476         7,465
                                                    ------        ------

   Basic EPS                                        $ 0.07        $ 0.00
                                                    ------        ------

   Diluted EPS                                      $ 0.07        $ 0.00
                                                    ------        ------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1998.


                                FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 1998 operating activities provided cash of $354,000. This was primarily due to net income of $502,000, non-cash expenses for depreciation and amortization of $706,000, and a decrease in accounts receivable of $812,000 partially offset by decreases in accounts payable and accrued expenses of $358,000, a decrease in accrued payroll and related benefits of $275,000, a decrease in deferred revenue of $930,000 and an increase in prepaids and other assets of $101,000. During the three month period cash flows from investing activities resulted in a use of cash of $699,000 due to expenditures of $600,000 for capitalized and purchased software and other capital expenditures of $99,000. Cashflows from investing activities for the same period provided $484,000 resulting from bank borrowings.

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

BANK LINE-OF-CREDIT - As previously reported, effective January 1997, the Company established a $4,000,000 line of credit agreement with a bank, maturing in January 2001, subject to certain conditions. In accordance with the agreement, as amended, prior to June 30, 1998 the Company could borrow up to two and one-half times average monthly collections (as defined ); from July 1998 through September 1998, two times monthly collections; from October 1998 through December 1998, one and one-half times collections; from January 1999 through March 1999, one times monthly collections and subsequently up to seventy-five percent of eligible receivables. As of June 30, 1998, borrowings under the line of credit totaled $2,087,000, and $1,673,000 remained available for borrowing.

REVERSE STOCK SPLIT - As previously reported, on May 6, 1998, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding $.10 par value Common Stock and to reduce the number of authorized shares from 75,000,000 to 20,000,000 effective May 8, 1998.

The principal reason for the reverse stock split was to increase the trading price per share of the Common Stock in order to comply with the revised standards for continued listing on the Nasdaq SmallCap Market, which went into effect on February 23, 1998. The new Nasdaq listing requirements instituted, among other things, a $1.00 minimum per share bid price for listed companies. There is no assurance, however, that the reverse stock split will enable the

Company's common stock to trade above the $1.00 minimum bid price or that the Company will otherwise be able to maintain its listing on the Nasdaq SmallCap Market.

NEW ACCOUNTING STANDARDS - As previously reported, in October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The Company adopted, as required, SOP 97-2 for software transactions entered into beginning April 1, 1998. Retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on relative fair values of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or all elements are delivered. Management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's operations.

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

Based on a preliminary assessment, the Company has determined that it will be required to modify or replace some of its internal use software and modify certain existing products so that the software will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to these certain products and conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for the Company or its customers. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material effect on the Company and customers utilizing certain products. The Company has warranted that certain products are Year 2000 compliant and that certain products will be made Year 2000 compliant. The Company has been and is currently providing customers upgrade alternatives to Year 2000 compliant versions of the Company's products.

The Company is currently working on a comprehensive plan to address the Year 2000 issue and potential business impact. The Plan includes formal communication with its vendors to determine the extent to which the Company's software products are vulnerable to those third parties' failure to correct their own Year 2000 issues. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Year 2000 programs in process. There can be no guarantee that the software of other companies, on which the Company's systems rely, will be timely or properly converted.

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


                               RESULTS OF OPERATIONS


The Company's business plan includes a product strategy centered on a new generation of products, collectively referred to as "Common Delphi", or "cd.solutions" and currently comprised of "cd.one", "cd.connect", and "cd.global", each of which are Delphi trademarks. The current legacy products will be maintained and supported as long as there is adequate economic and strategic justification. As new products are introduced to the market, existing customers utilizing legacy products will be encouraged to migrate to the Company's new generation of products.

THREE MONTH PERIOD ENDED JUNE 30, 1998 AND 1997

The Company's revenues are derived from the licensing and sale of systems comprised of third party and internally developed software ("Systems") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training, project management, and custom software development provided to the Company's customers with installed systems and those in the process of installing systems. Total revenues, consisting of Systems revenue and Services revenue, for the quarter ended June 30, 1998 were $6,167,000, representing an 11% increase compared to the same quarter of the prior year.

Systems revenues of $1,304,000 for the quarter reflect an increase of $322,000 compared to the same quarter of the prior year. The increase is primarily attributable to an increase in revenues from the sale of cd.solutions products, partially offset by declining hardware revenues and legacy product sales.

Service revenues for the quarter were $4,863,000 in the current year versus $4,584,000 in the prior year, an increase of 6%. The increase is comprised of an increase in service revenue related to cd.solutions products partially offset by a decrease in service revenues associated with legacy products.

Costs of systems revenues as a percentage of systems revenues were 56% in the quarter ended June 30, 1998 compared to 73% in the same quarter of the prior year. Exclusive of amortization of capitalized and purchased software expense, costs of systems revenues were 22% of systems revenues in the current quarter as compared to 20% for the same period last year.

Costs of service revenues as a percentage of total service revenues decreased to 40% in the first quarter of the current year, compared to 47% in the first quarter of the prior fiscal year primarily due to decreased payroll costs and decreased use of outside consultants in the current year.

Product development expenses for the quarter ended June 30, 1998 were $747,000, a decrease of $327,000, compared to the same quarter of the prior year. Total product development expenditures for the three months ended June 30, 1998 were $1,347,000, consisting of capitalized purchased software and software development costs of $600,000 and product development expense of $747,000. Total product development expenditures for the three months ended June 30, 1997 were $1,280,000, consisting of capitalized purchased software and software development costs of $206,000 and product development expense of $1,074,000.

Sales and marketing expenses for the quarter ended June 30, 1998 were $650,000, representing a decrease of $55,000 or 8%, from the comparable quarter in the prior year. The decrease is primarily attributable to a reduction in payroll expenses.

General and administrative expenses for the quarter ended June 30, 1998 were $1,335,000, versus $742,000 in the comparable quarter in the prior year. The increase is primarily due to an increase in payroll and legal expenses.

There was no amortization of goodwill, customer lists and noncompete agreements for the quarter ended June 30, 1998 compared to $132,000 for the same quarter of the prior year. The elimination of amortization expense is the result of the write-off of remaining goodwill and customer lists in the second quarter of fiscal year ended March 31, 1998 due to impaired recoverability.

Interest expense net of interest income for the quarter ended June 30, 1998 was $104,000, an increase of $92,000 compared to the same quarter of the prior year. The increase is due to increased borrowings, interest, and fees related to the line of credit facility.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Part II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. On May 6, 1998, the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation (the "Charter Amendment Proposal") to effect a 1-for-5 reverse stock split of the Company's outstanding common stock $.10 par value per share ("Common Stock") and to reduce the authorized shares of Common Stock from 75,000,000 to 20,000,000 which became effective May 8, 1998.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held a special meeting of stockholders on May 6, 1998 to consider and vote upon the Charter Amendment Proposal. Holders of 29,094,039 shares of Common Stock voted in favor of the Charter Amendment Proposal. 1,297,318 shares of Common Stock against the Charter Amendment Proposal. 26,204 shares of Common Stock abstained from voting.

Item 5. OTHER INFORMATION. Proxies solicited with respect to the Company's 1999 annual meeting of stockholders may confer discretionary authority to vote on various matters including any matter with respect to which the Company has not received notice by July 28, 1999. This date may change in the event that the Company significantly changes the date of its annual stockholders meeting in connection with the anticipated change in its fiscal year to December 31.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K.

None



                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELPHI INFORMATION SYSTEMS, INC.




Date: August 12, 1998                  By  /s/ Reid E. Simpson
                                         -------------------------------------
                                           Reid E. Simpson
                                           Chief Financial Officer and
                                           Duly authorized officer

                                   EXHIBIT INDEX
                               ---------------------


EXHIBIT NO.           DESCRIPTION
-----------        -----------------------------------------------

    3              Certificate of Incorporation as Amended

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                   Commission for information only and not filed.