Form 10-Q
period 1998-09-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1998-11-16
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

            (1) Yes  /X/  No  / /         (2) Yes  /X/   No  / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,395,449 shares as of November 10, 1998.

                        DELPHI INFORMATION SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1998

                                      INDEX

Part I - FINANCIAL INFORMATION                                             Page
                                                                           -----
     Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 1998

              (unaudited) and March 31, 1998.............................    3

         Consolidated Statements of Operations for the Three and Six

              Months Ended September 30, 1998 and 1997 (unaudited)........    4

         Consolidated Statements of Cash Flows for the Six Months

              Ended September 30, 1998 and 1997 (unaudited)...............    5

         Notes to Consolidated Financial Statements (unaudited)...........    6

     Item 2.    Management's Discussion and Analysis of Financial Condition

                 and Results of Operations................................     8

PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a vote of Security Holders..........    14

     Item 5. Other Information............................................    14

     Item 6.   Exhibits and Reports on Form 8-K...........................    14

SIGNATURE.................................................................    15

             DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                          (UNAUDITED)
                                         SEPTEMBER 30,     MARCH 31,
                                             1998            1998
                                         --------------------------
CURRENT ASSETS:
Cash                                         $  992         $  872
Accounts receivable, net                      6,720          4,807
Other current assets                            201            163
                                             ------         ------
  TOTAL CURRENT ASSETS                        7,913          5,842
Property and equipment, net                   1,783          2,084
Capitalized and purchased software, net       6,494          6,554
Other assets                                    311            302
                                             ------         ------
TOTAL ASSETS                                $16,501        $14,782
                                             ------         ------
                                             ------         ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                               $ 3,126        $ 1,923
Accounts payable and accrued liabilities      2,181          2,078
Accrued payroll and related benefits            457            419
Deferred revenue                              3,470          4,381
                                             ------         ------
  TOTAL CURRENT LIABILITIES                   9,234          8,801
Notes payable-long term                         210            210
Other liabilities                               161            180
                                             ------         ------
TOTAL LIABILITIES                             9,605          9,191
                                             ------         ------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value,
   2,000,000 shares authorized:
   Seried D, 221 shares issued and
   outstanding, respectively                     49             49
Common stock, $.10 par value:
   Non-designated, 20,000,000 shares
     authorized,
       7,395,449 outstanding                    740            740
Additional paid-in capital                   48,717         48,717
Accumulated deficit                         (42,710)       (44,017)
Cumulative foreign currency translation
  adjustment                                    100            102
                                             ------         ------
TOTAL STOCKHOLDERS' EQUITY                    6,896          5,591
                                             ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $ 16,501       $ 14,782
                                             ------         ------
                                             ------         ------

             DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                               (UNAUDITED)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                        1998         1997      1998       1997
                                       -------------------    -----------------
REVENUES:
Systems                                $3,107       $   847   $ 4,411   $ 1,829
Services                                3,902         4,550     8,765     9,134
                                       ------       -------   -------   --------
  TOTAL REVENUES                        7,009         5,397    13,176    10,963

COSTS OF REVENUES:
Systems                                   801           781     1,527     1,558
Services                                2,276         2,529     4,218     4,665
                                       ------       -------   -------   --------
  TOTAL COST OF REVENUES                3,077         3,310     5,745     6,223
                                       ------       -------   -------   --------
  GROSS MARGIN                          3,932         2,087     7,431     4,740

OPERATING EXPENSES:
Product development                       813         1,406     1,560     2,480
Sales and marketing                       758         1,124     1,407     1,829
General and administrative              1,375         1,260     2,711     2,002
Amortization of goodwill, customer
  lists and noncompete agreements          --            69        --       138
Write off of capitalized and
  purchased software, goodwill
  and customer lists                       --         2,053        --     2,053
                                       ------       -------   -------   --------
    TOTAL OPERATING EXPENSES            2,946         5,912     5,678     8,502
                                       ------       -------   -------   --------

    OPERATING INCOME (LOSS)               986        (3,825)    1,753    (3,762)

Minority interest                          65             9       220        38
Interest income                            --           (45)       --       (99)
Interest expense                          112            89       216       155
                                       ------       -------   -------   --------
Income(loss) before income taxes          809        (3,878)    1,317     (3,856)
Income tax provision (benefit)              4           (40)       10        (39)
                                       ------       -------   -------   --------
Net income (loss)                      $  805       $(3,838)  $ 1,307   $ (3,817)
                                       ------       -------   -------   --------
                                       ------       -------   -------   --------

Basic net income (loss) per
 common share                          $ 0.11       $ (0.52)  $  0.18   $  (0.52)
                                       ------       -------   -------   --------
                                       ------       -------   -------   --------

Diluted net income (loss) per
 common share                          $ 0.11       $ (0.52)  $  0.18   $  (0.52)
                                       ------       -------   -------   --------
                                       ------       -------   -------   --------

             DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)
                              (UNAUDITED)

                                       SIX MONTHS ENDED
                                          SEPTEMBER 30,
                                        1998         1997
                                       -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net income (loss)                       $  1,307   $  (3,817)
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:

Depreciation and amortization                510         586
Amortization of capitalized and
  purchased software                       1,008       1,150
Amortization of goodwill, customer
  lists and noncompete agreements              -         136
Write off capitalized and purchased
  software, goodwill and customer lists        -        2,053
Foreign currency translation adjustment       (2)          (4)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, net                  (1,913)         683
Other current assets                         (47)          41
Accounts payable and accrued liabilities     103       (1,437)
Accrued payroll and related benefits          38          (78)
Other liabilities and deferred revenue      (930)      (1,727)
                                          ------      --------
Net cash provided by (used in)
  operating activities                        74       (2,414)
                                          ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (209)        (350)
Expenditures for capitalized and
  purchased software                        (948)        (206)
                                          ------      --------
Net cash used in investing activities     (1,157)        (556)
                                          ------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable            1,203            -
Net proceeds from exercise of stock
  options, private equity equity
  placement and employee stock
  purchase plan                                -          347
                                          ------     --------
Net cash provided by financing
  activities                               1,203          347
                                          ------     --------


Net increase (decrease) in cash              120       (2,623)
Cash at the beginning of the year            872        6,596
                                          ------      -------
Cash at the end of the year               $  992     $  3,973
                                          ------      -------
                                          ------      -------

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

Note 3. BANK LINE-OF-CREDIT AMENDMENT

     Effective January 1997, the Company established a $4,000,000 line of credit agreement with a bank, maturing in January 2001, subject to certain conditions. Effective September 30, 1998 the Company entered into an amendment to the agreement whereby the amount of credit available under the line of credit was increased. In accordance with the agreement, as amended, prior to December 31, 1998 the Company may borrow up to two and one-half times average monthly collections (as defined ); from January 1999 through March 1999, two times monthly collections; and subsequently one times collections plus seventy-five percent of eligible receivables (as defined). As of September 30, 1998, borrowings under the line of credit totaled $2,806,000, and $1,025,000 remained available for borrowing.

Note 4.  COMPUTATION OF PER SHARE EARNINGS

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

For the three months and six months ended September 30, 1997, primary and fully diluted EPS, as previously reported, are equal to basic and diluted EPS respectively.

The computation of earnings per share (in thousands except per share data) follows:




                                 Three Months Ended         Six Months Ended
                                   September 30,              September 30,
                                 -------------------        ------------------
                                   1998      1997             1998     1997
                                 --------   --------        --------  --------
Net income (loss)                 $  805    $(3,838)        $1,307    $(3,817)
                                  -------   --------        ------    --------
   Common stock-weighted
   average number of shares
   outstanding                      7,395      7,344         7,395       7,314
                                  -------   --------        ------    --------

   Common stock equivalents:
        stock options                  18        (a)            24         (a)
        warrants                        0        (a)             0         (a)
        preferred stock                10        (a)            10         (a)
                                  -------                   ------
           Total equivalents           28        (a)            34         (a)
                                  -------                   ------
   Total shares common stock
   and equivalents (for
   diluted EPS)                     7,423      7,344         7,429       7,314
                                  -------   --------        ------    --------


   Basic EPS                        $0.11    $(0.52)         $0.18     $(0.52)
                                  -------   --------        ------    --------

   Diluted EPS                      $0.11    $(0.52)         $0.18     $(0.52)
                                  -------   --------        ------    --------

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

                            FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 30, 1998 operating activities provided cash of $74,000. This was primarily due to net income of $1,307,000, non-cash expenses for depreciation and amortization of $1,518,000, and an increase in accounts payable and accruals of $141,000 partially offset by an increase accounts receivable of $1,913,000, and a decrease in deferred revenue and other liabilities of $930,000. During the six month period cashflows from investing activities resulted in a use of cash of $1,157,000 due to expenditures of $948,000 for capitalized and purchased software and other capital expenditures of $209,000. Cashflows from investing activities for the same period provided $1,203,000 resulting from bank borrowings.

The Company's sources of liquidity on both a short and long-term basis include cash on hand, the proceeds from the Company's line of credit agreement, and operating activity. Sources of liquidity on a long-term basis may also include the proceeds from the exercise of outstanding stock options and warrants. Management believes that the Company's sources of liquidity in the short and long-term and will be sufficient to meet the Company's operating cash obligations.

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a $4,000,000 line of credit agreement with a bank, maturing in January 2001, subject to certain conditions. Effective September 30, 1998 the Company entered into an amendment to the agreement whereby the amount of credit available under the line of credit was increased. In accordance with the agreement, as amended, prior to December 31, 1998 the Company may borrow up to two and one-half times average monthly collections (as defined ); from January 1999 through March 1999, two times monthly collections; and subsequently one times collections plus seventy-five percent of eligible receivables (as defined). As of September 30, 1998, borrowings under the line of credit totaled $2,806,000, and $1,025,000 remained available for borrowing.

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

In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers for one year the application of certain passages in SOP 97-2 which limit what is considered evidence of fair value of various elements of multiple element arrangements. The AICPA has publicly indicated its intent to further consider the matter and, if appropriate, issue an SOP by December 31, 1998.

EURO CONVERSION - Effective January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") have agreed to adopt a new common legal currency (the "euro"). The participating countries are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period transactions may be settled using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Conversion rates will no longer be computed directly from one legacy currency to another but rather will utilize a "triangulation" method specified by European Union regulations whereby payments made in a legacy currency are converted to the euro and subsequently converted to the recipient's desired legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in legacy currencies such that legacy currencies will no longer be legal tender for any transactions, completing the euro conversion.

The Company currently has no bank accounts denominated in any legacy currency and has not entered into any material transactions denominated in any legacy currency. The Company is currently in the process of producing enhancements to certain software products marketed in Europe to accommodate the euro conversion process (the "euro module"). The cost of the euro module is not material and will be provided at minimal cost to existing customers. Management believes the euro module will be completed in a timely manner allowing for the continued marketing and sale of the Company's products to customers requiring euro conversion capabilities. In the event the completion of the euro module is delayed the Company's revenues may be adversely impacted as well as the Company's stature in the marketplace.

YEAR 2000 COMPLIANCE -The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and its software products that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in normal business activities.

Based on a preliminary and on-going assessment, the Company has determined that it will be required to replace most of its internal-use financial and operational systems software and to modify certain existing products that it markets to customers, so that the software will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with the conversion to new internal-use software and with the planned modifications to its products, the Year 2000 issue will not pose significant operational problems for the Company and/or its customers. However, if such conversions and modifications are not made, or not made on a timely basis, the Year 2000 issue could have a material effect on the Company and customers utilizing certain products. The Company has warranted that certain products are Year

2000 compliant and that certain products will be made Year 2000 compliant. The Company has been and is currently providing to customers upgrade alternatives to non-Year 2000 compliant-versions of the Company's products to its customers.

The Company has outlined and continues to develop a multi-faceted, comprehensive plan to address the Year 2000 issue and its potential effect on the Company's business. This plan considers (a) Company-owned or licensed software for internal use; (b) third-party- provided software services used for internal use;
(c) Company proprietary software marketed to customers; (d) third-party software embedded in the Company's proprietary software marketed to customers; and (e) third-party software marketed to customers. Additionally, the plan will address alternatives and contingencies to address the possibility of situations whereby certain aspects of the Company's Year 2000 efforts are delayed or otherwise unsuccessful.

Internal-Use Software - The Company plans to address and resolve the Year 2000 issue with respect to internal financial and operational systems, such as general ledger, order management, accounts payable, billing, accounts receivable, fixed assets, time reporting and project management, by replacing substantially all of such internal-use systems with vendor-certified, Year 2000-compliant software systems that offer enhanced features and functionality relative to the Company's existing internal-use software systems. The Company has completed the evaluation of several Year 2000-compliant system alternatives. The Company currently expects to commence implementation of the replacement internal-use systems before the end of 1998 and to have such systems operational by mid-1999. The out-of-pocket software, hardware and personnel cost estimates associated with these replacement systems and requisite modifications to the Company's network infrastructure range from $250,000 to $750,000, all of which the Company intends to finance over a twenty-four to thirty-six month period with a third-party leasing company. The Company does not, however, have a firm financing commitment from any third-party leasing company with respect to these internal-use replacement systems at this time.

Approximately 50% of the Company's expenses are payroll-related expenses. The Company relies on a third party for most of its payroll processing services. This third-party payroll processing company has verbally represented to the Company that the software used in its payroll processing services is Year 2000 compliant. The Company has recently requested, but has not yet received, written certification from this payroll processing vendor that the software used in its payroll processing services is in fact Year 2000 compliant. The Company further intends to request, but has not yet requested, from certain vendors of lesser significant products and services to the Company a written certification regarding Year 2000 compliance.

Software Marketed to Customers - The Company has used and intends to continue using both internal and external resources to re-program, replace and test its proprietary software products for Year 2000 compliance. The Company anticipates completing the Year 2000 project as soon as practical, but in any event before any anticipated impact. The total cost of this Year 2000 project is estimated to be approximately $150,000 of which approximately $25,000 has been spent to date. This project has been and will be funded over the next year through existing cash resources and through future operating cash flows.

The Company also plans to determine the extent to which the Company's software products are vulnerable to the failure of third party products to be Year 2000 compliant. Generally, software products provided by third parties that are marketed directly or indirectly by the Company to its customers are developed by leading software suppliers with Year 2000 programs in process. There can be no guarantee, however, that third-party software products marketed by the Company will be rendered Year 2000-compliant on a timely basis. The Company intends to continually monitor and evaluate Year 2000 compliance through internal testing and by obtaining written certification of Year 2000 compliance from the vendors. If necessary, the Company will consider alternative vendors to ensure Year 2000 compliance for third-party software products marketed to its customers.

While the Company is not heavily reliant on non-IT equipment with embedded technology, the Company will assess and evaluate such equipment as a part of its Year 2000 efforts.

The requirements and timetable for the correction of Year 2000 issues are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause material differences include, but are not limited to, the availability of trained personnel, the ability to locate and collect all relevant computer codes and similar uncertainties.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30 , 1998 AND 1997

The Company's revenues are derived from the licensing and sale of systems comprised of third party and internally developed software ("Systems") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training, project management, and custom software development provided to the Company's customers with installed systems and those in the process of installing systems. Total revenues, consisting of Systems revenue and Services revenue, for the quarter ended September 30, 1998 were $7,009,000, representing a 30% increase compared to the same quarter of the prior year.

Systems revenues of $3,107,000 for the quarter reflect an increase of $2,260,000 compared to the same quarter of the prior year. The increase is primarily attributable to an increase in revenues from the sale of cd.solutions products.

Service revenues for the quarter were $3,902,000 in the current year versus $4,550,000 in the prior year. The decrease is primarily due to a decrease in support revenues and training revenues.

Costs of systems revenues were $801,000 in the quarter ended September 30, 1998 compared to $781,000 in the same quarter of the prior year. Exclusive of amortization of capitalized and purchased software expense, costs of systems revenues were $227,000 in the current quarter as compared to $144,000 for the same period last year.

Costs of service revenues as a percentage of total service revenues increased slightly to 58% in the second quarter of the current year, compared to 56% in the second quarter of the prior fiscal year.

Product development expenses for the quarter ended September 30, 1998 were $813,000, a decrease of $593,000 from the same quarter of the prior year. Total product development expenditures for the three months ended September 30, 1998 were $1,161,000, consisting of capitalized purchased software and software development costs of $348,000 and product development expense of $813,000. Total product development expenditures for the three months ended September 30, 1997 were $1,406,000, consisting of no capitalized purchased software and software development costs and product development expense of $1,406,000. The decrease is due to the introduction of various products to the market in the current year which were in development in the prior year.

Sales and marketing expenses for the quarter ended September 30, 1998 were $758,000, representing a decrease of $366,000 or 33%, from the comparable quarter in the prior year. The decrease is primarily attributable to a reduction in personnel costs.

General and administrative expenses for the quarter ended September 30, 1998 were $1,375,000, versus $1,260,000 in the comparable quarter in the prior year. The increase is primarily due to increased personnel costs.

There was no amortization of goodwill, customer lists and noncompete agreements for the quarter ended September 30, 1998 compared to $69,000 for the same quarter of the prior year. The elimination of amortization expense is the result of the write-off of remaining goodwill and customer lists in the second quarter of fiscal year ended March 31, 1998 due to impaired recoverability.

Interest expense net of interest income for the quarter ended September 30, 1998 was $112,000, an increase of $68,000 compared to the same quarter of the prior year. The increase is due to increased borrowings and decreased short term investments.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

Total revenue for the six months ended September 30, 1998 totaled $13,176,000, compared to $10,963,000 for the same period a year ago. For the six months ended September 30, 1998, total revenue is comprised of Systems revenue of $4,411,000 and Services revenue of $8,765,000. For the same period of the prior year, Systems revenue and Services revenue totaled $1,829,000 and $9,134,000, respectively. Systems revenue increased by $2,582,000 primarily due to higher sales of the cd.solutions products. Services revenue decreased by $369,000 due to declining support revenue associated with legacy products partially offset by increases in consulting revenue.

Costs of Systems revenue were $1,527,000 for the six months ended September 30, 1998 compared to $1,558,000 for the same period a year ago. Costs of Systems revenue includes amortization of capitalized and purchased software of $1,008,000 for the six months ended September 30, 1998 and $1,150,000 for the six month period ended September 30, 1997.

Costs of Services revenue as a percentage of Services revenue were 48% for the six months ended September 30, 1998, a slight reduction from 51% for the same period a year ago.

Product development expenses for the six months ended September 30, 1998 were $1,560,000, a decrease of $920,000 from the same period in the prior year. Total product development expenditures for the six months ended September 30, 1998 were $2,508,000, consisting of capitalized purchased software and software development costs of $948,000 and product development expense of $1,560,000. Total product development expenditures for the six months ended September 30, 1997 were $2,686,000, consisting of capitalized purchased software and software development costs of $206,000 and product development expense of $2,480,000.

Sales and Marketing expense totaled $1,407,000 and $1,829,000 for the six months ended September 30, 1998 and 1997, respectively. The $422,000 decrease is primarily due to lower payroll expense and lower overall spending on sales and marketing.

General and Administrative expense increased $709,000 to $2,711,000 for the six months ended September 30, 1998 compared to $2,002,000 for the same period in the prior year. The increase is primarily due to increased payroll and legal expenses.

Interest expense net of interest income for the six months ended September 30, 1998 totaled $216,000 compared to $56,000 for the same period a year ago. The increase is due to increased borrowings and decreased short term investments.

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

Part II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on September 10, 1998, the following members were elected to the Company's Board of Directors, each by the respective vote indicated to the right of such nominee's name:

                                     Authority                       Broker
Nominee               For            Withheld      Abstentions      Non-Votes
-------               ---            ---------     -----------      ---------
Yuval Almog           6,015,305        6,626             0               0
William R. Baumel     6,015,305        6,626             0               0
Larry G. Gerdes       6,015,339        6,592             0               0
W. Max  Seybold       6,015,339        6,592             0               0


In addition to the election of the Company's Board of Directors, the Stockholders adopted the Company's 1998 Non-Employee Stock Option Plan, under which the Company's non-employee directors, Messrs. Almog, Baumel and Gerdes, received, in aggregate, options to acquire 22,800 shares of common stock. Of the 22,800 shares of common stock (i) 15,600 shares are exercisable at a price per share of $5.00 at any time prior to September 3, 2006; (ii) 3,600 shares are exercisable at a price per share of $5.94 at any time prior to September 3, 2007 and (iii) 3,600 shares are exercisable at a price per share of $2.91 at any time prior to September 9, 2008. Stockholders representing 5,951,659 shares voted for the resolution to adopt the plan, authority was withheld for 57,490 shares, 12,782 shares abstained, and there were no broker non-votes.

There were no other matters submitted to a vote of stockholders for the quarterly period ended September 30, 1998.

Item 5. OTHER INFORMATION

During September 1998, the board of directors of the Company accepted the resignation of Reid E. Simpson, Senior Vice-President and Chief Financial Officer. While the Company is conducting a search for a successor, the board of directors has named the Company's Controller, David J. Vock, acting Chief Financial Officer.

As previously reported on March 23, 1998, the Board of Directors of the Company adopted a resolution to change the Company's fiscal year end to the thirty-first day of December effective April 1998. The Company filed Form 10-K for the twelve months ended March 31, 1998 and Form 10-Q for each of the three month periods ended June 30, 1998 and September 30, 1998 and will file Form 10-K for the nine months ended December 31, 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DELPHI INFORMATION SYSTEMS, INC.

Date: November 16, 1998              By   /s/ David J. Vock
                                          -----------------
                                          David J. Vock
                                          Acting Chief Financial Officer and
                                          Duly authorized officer

                                 EXHIBIT INDEX
                             ----------------------


   EXHIBIT NO.                              DESCRIPTION
------------------       --------------------------------------------------

      10.14 Fourth Amendment dated September 30, 1998 to Loan and Security Agreement between Company and Coast Business Credit dated January 1997

      11                 Computation of per share earnings

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.