Form 10-K
period 1998-12-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1999-04-15
CIK 814549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from April 1, 1998 to December 31, 1998
                                    -------------    -----------------

                         Commission file number 0-15946

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  77-0021975
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                       Identification Number)

              3501 Algonquin Road
           Rolling Meadows, Illinois                            60008
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

                                 Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of March 31, 1999, the number of shares of Common Stock outstanding was 8,119,089. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market System on such date, was approximately $50,866,000.

                      Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                        DELPHI INFORMATION SYSTEMS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                  Page Reference
                                                                                  --------------
                                     PART I
Item 1.      Business                                                                      3

Item 2.      Properties                                                                    5

Item 3.      Legal Proceedings                                                             5

Item 4.      Submission of Matters to a Vote of Security Holders                           5

                                     PART II

Item 5.      Market for Registrant's Common Stock
             and Related Stockholder Matters                                               6

Item 6.      Selected Financial Data                                                       7

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                 7

Item 7A.     Quantitative and Qualitative Disclosure
             About Market Risk                                                            18

Item 8.      Financial Statements and Supplementary Data                                  19

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                                       40

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                           40

Item 11.     Executive Compensation                                                       41

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management                                                        41

Item 13.     Certain Relationships and Related Transactions                               41

                                     PART IV
Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                                          42

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

Delphi is an international provider of software and Internet-based solutions for the insurance industry. The Company's revenue is derived primarily from the licensing and sale of software comprised of internally developed and third-party software and from professional services, maintenance, and support services. Professional services include consulting, implementation, training, and project management provided to the Company's customers with installed systems and those in the process of installing systems.

The Company's customer list includes a majority of the largest 100 brokerages and top 200 agencies in the United States and Canada, and many of the largest global brokers. The Company's software operates on approximately 75,000 workstations and terminals at more than 3,000 customer sites.

PRODUCTS - The Company's current product strategy is centered on a new generation of products, collectively referred to as the "cd" product line which is comprised of "cd.global", a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; "EBIX.COM", an internet browser based product providing electronic transmission between carriers and brokers; and "cd.one", a structured system utilizing many features of the Company's previous products. The Company also has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Legacy products will be maintained and supported as long as there is adequate economic and strategic justification. Customers utilizing legacy products will continue to be encouraged to migrate to newer products.

During the second quarter of fiscal 1997, the Company discontinued the sale and marketing of computer hardware in order to focus the Company's resources on the development and sale of software and professional services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company.

The software products offered by the Company range in price from $2,000 to $2,200 on a per license basis, but the total contract value for certain multiple-site global brokers is over $1,000,000. In the fiscal year ended March 31, 1998, one domestic customer (including its foreign subsidiaries) accounted for approximately 12.7% of consolidated revenue. The customer is a publicly traded multi-national insurance company listed on the New York Stock Exchange. In the nine-month period ended December 31, 1998 and fiscal 1997, no customer represented more than 10% of total revenue. The decrease in the percentage of revenue attributed to this customer in the nine months ended December 31, 1998 was due to an overall increase in Company revenue.

SYSTEM DESIGN AND ARCHITECTURE - The Company's new product offerings utilize the latest technology. "cd.global" is a client/server based system, which supports Oracle relational database software technology. ebix.COM-TM- is an Internet browser-based product, while "cd.one" is operational on Btrieve.

PRODUCT DEVELOPMENT - At December 31, 1998, the Company employed 43 full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness.

Product development expenditures including amounts capitalized were $3,716,000, $6,089,000, and $6,016,000 in the nine-month period ended
December 31, 1998 and fiscal 1998 and 1997, respectively. Management believes maintenance and enhancement of product technology is critical and expects to continue to invest substantial amounts in product development. The decrease in expenditures in the nine month period ended December 31, 1998 from prior periods results from the Company's efforts to streamline its product development activities to be more efficient.

COMPETITION - Management believes its principal competition is represented by two companies which provide software systems that are comparable to those offered by the Company. Both of these companies are larger than the Company and may have greater financial resources. In addition, one of the companies is partially owned by a large insurance carrier.

The Company believes that most insurance carriers are in the process of reducing or eliminating their in-house agency and brokerage automation efforts. Nevertheless, some insurance carriers continue to operate subsidiaries which actively compete with the Company. These carriers have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carriers' insurance products. Accordingly, there can be no assurances that insurance carriers will continue to withdraw from competition with the Company.

The Company is not aware of any large hardware company that offers software which specifically addresses the independent agency marketplace. However, certain large hardware suppliers do sell systems and systems' components to independent agencies. The Company, to a much lesser extent, also experiences competition from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware companies to supply systems to independent agencies.

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

BACKLOG AND DEFERRED REVENUE - The Company traditionally invoices software maintenance and support on a quarterly and annual basis in advance of providing the service. The prepaid software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the respective software maintenance agreement. As of December 31, 1998 and March 31, 1998, the backlog of contracted professional services fees sales was not significant. As of December 31, 1998 and March 31, 1998, the backlog of contracted software license fees totaled approximately $1.8 million and zero, respectively.

EMPLOYEES - At December 31, 1998, the Company had 191 employees, including 16 employees in sales and marketing, 43 employees in product development, 101 employees in customer service and operations, and 31 employees in general management, administration and finance. None of the Company's employees are presently covered by a collective bargaining agreement. Management believes that employee relations are good.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is in Rolling Meadows (Chicago), Illinois, where it leases approximately 20,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Rolling Meadows. The Rolling Meadows lease expires in October 2003. The Company leases additional office space of approximately 6,800 square feet in Atlanta, Georgia; approximately 12,000 square feet in Billerica, Massachusetts; approximately 15,000 square feet in Walnut Creek (San Francisco), California; approximately 17,500 square feet in Pittsburgh, Pennsylvania; approximately 6,000 square feet in Scarborough, (Toronto) Canada; approximately 1,500 square feet in Auckland, New Zealand; approximately 1,500 square feet in Sydney, Australia; approximately 1,000 square feet in London, England; and approximately 1,500 square feet in Singapore. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed. See Note 9 to the financial statements included in Part II, Item 8, for further information regarding obligations under property leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, and none of its property is subject to, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

The principal market for the Company's Common Stock is the Nasdaq SmallCap Market. The Company's Common Stock trades under the symbol "DLPH". As of March 31, 1999, there were 164 shareholders of record.

The Company has not paid dividends on its Common Stock to date. There are no plans in the near future to do so.

The following tables set forth the high and low closing bid prices for the Company's Common Stock for each calendar quarter in the nine-month period ended December 31, 1998 and the fiscal year ending March 31, 1998 as restated to reflect the one-for-five reverse stock split effective May 8, 1998.

         NINE MONTHS ENDED
         DECEMBER 31, 1998                      HIGH               LOW
         ----------------------------------------------------------------
              April-June                       $ 5.19            $ 3.60
              July - September                   5.56              2.91
              October - December                 8.75              2.94

         FISCAL 1998                            HIGH               LOW
         ----------------------------------------------------------------
              First quarter                    $ 7.50            $ 5.15
              Second quarter                     9.05              4.70
              Third quarter                      7.05              4.40
              Fourth quarter                     4.85              3.15

As of March 31, 1999 there were 8,119,089 shares of Common Stock outstanding and 221 shares of Series D Preferred Stock, par value $.10 per share outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                      (In thousands, except per share data)

                                      NINE MONTHS
                                         ENDED
                                      DECEMBER 31,              FISCAL YEARS ENDED MARCH 31,
                                         1998           1998           1997             1996            1995
                                     ---------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Revenue                                $ 19,221       $ 22,465        $ 27,714        $ 44,081        $ 53,040
Operating income (loss)                     835         (3,186)         (5,880)        (11,120)           (597)
Net income (loss)                      $    501       $ (3,406)       $ (5,884)       $(11,833)       $ (1,681)

NET INCOME (LOSS) PER SHARE: (1)
Basic EPS                              $   0.07       $  (0.46)       $  (0.97)       $  (6.86)       $  (1.15)
Diluted EPS                            $   0.07       $  (0.46)       $  (0.97)       $  (6.86)       $  (1.15)

SHARES USED IN COMPUTING PER
SHARE DATA: (1)
Basic EPS                                 7,395          7,347           6,093           1,724           1,461
Diluted EPS                               7,419          7,347           6,093           1,724           1,461

FINANCIAL POSITION:
Assets                                 $ 16,545       $ 14,782        $ 22,577        $ 20,389        $ 27,547
Short-term debt                           4,032          1,923           1,600           3,030           2,486
Long-term debt                              210            210              --           1,500           4,250
Stockholders' equity (deficit)         $  6,067       $  5,591        $  8,448        $ (3,346)       $  4,553

(1) Net income (loss) per share and share data restated to reflect the one-for-five reverse stock split effective May 8, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing low-cost insurance. Consolidation has involved both insurance brokerages, the Company's primary customers, and insurance companies, and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create opportunities and challenges for the Company.

Management believes consolidation will force brokerages to decrease distribution costs and eliminate labor-intensive tasks via automation. Competition will force brokerages to increase service levels via improved automated processes such as quoting and claims processing. Management believes that the Company can partner with customers to provide integrated information management solutions, and fully leverage information technology and services.

The consolidation of the industry will create a marketplace of fewer yet more sophisticated customers. In such an environment, the Company could be subject to heightened effects of competition, particularly with respect to product functionality, service and price.

RECENT DEVELOPMENTS - On March 23, 1998, the Board of Directors adopted a resolution to change the Company's fiscal year end to December 31 effective in 1998. The Company has filed Form 10-K for the twelve months ended March 31, 1998, Form 10-Q for each of the three-month periods ended June 30, 1998 and September 30, 1998, and is filing this Form 10-K for the nine months ended December 31, 1998.

This report encompasses the "1998 transition period", the nine months ended December 31, 1998, "fiscal 1998", the twelve months ended March 31, 1998, and "fiscal 1997", the twelve months ended March 31, 1997.

On May 6, 1998, the Company's stockholders adopted and approved a proposal to amend the Company's Certificate of Incorporation to effect the reverse stock split and the authorized shares reduction. The reverse stock split and authorized shares reduction was effective as of the open of the Nasdaq SmallCap Market on May 8, 1998 (the "Effective Time").

At the Effective Time, each share of Common Stock issued and outstanding was automatically reclassified and converted into one-fifth share of Common Stock. Fractional shares of Common Stock resulting from the reverse stock split were not issued and instead holders thereof received cash in lieu of fractional shares. All shares and per share information presented gives effect to the one-for-five reverse stock split and authorized shares reduction.

The principal reason for the one-for-five reverse stock split was to increase the trading price per share of the Common Stock in order to comply with the revised standards for continued listing on the Nasdaq SmallCap Market, which went into effect on February 23, 1998. The new Nasdaq listing criteria require, among other things, that the minimum bid price per share of a listed company be $1.00. There is no assurance, however, that the Common Stock will continue to trade above the $1.00 minimum bid price or that the Company will otherwise be able to maintain its listing on the Nasdaq SmallCap Market.

                              RESULTS OF OPERATIONS

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                              NINE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------
                                                                  1997
                                                   1998        (UNAUDITED)
                                            ----------------------------------
         REVENUE:
         Software                                $  6,375       $  2,497
         Services and other                        12,846         14,139
                                                 --------       --------
             TOTAL REVENUE                         19,221         16,636
                                                 --------       --------

         COST OF REVENUE:
         Software                                   2,337          2,044
         Services and other                         7,352          7,136
                                                 --------       --------
            TOTAL COST OF REVENUE                   9,689          9,180
                                                 --------       --------
            GROSS MARGIN                            9,532          7,456
                                                 --------       --------

         OPERATING EXPENSES:
         Product development                        2,160          3,021
         Sales and marketing                        2,167          2,682
         General and administrative                 4,370          3,126
         Write-off of software, goodwill
           and customer lists                          --          2,189
                                                 --------       --------
            TOTAL OPERATING EXPENSES                8,697         11,018
                                                 --------       --------
            OPERATING  INCOME (LOSS)                  835         (3,562)

         Other expense                                312            187
                                                 --------       --------

         Income (loss) before income taxes            523         (3,749)
         Income tax provision (benefit)                22            (41)
                                                 --------       --------

         Net income (loss)                       $    501       $ (3,708)
                                                 --------       --------
                                                 --------       --------

TOTAL REVENUE - The Company's revenue is derived from the licensing and sale of internally-developed and third party software ("Software") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue is comprised of software revenue and service revenue. Total revenue for the 1998 transition period increased $2,585,000 or 15.5% from the comparable period in the prior year. Total fiscal 1998 revenue decreased 18.9% from the fiscal 1997 level.

SOFTWARE REVENUE - The Company's current product strategy is centered on a new generation of products, collectively referred to as the "cd" product line and are comprised of "cd.global", a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; "EBIX.COM-TM-" an internet browser-based product, providing electronic transmission between carriers and brokers; and "cd.one", a structured system utilizing many features of the Company's previous products. The Company also has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Current legacy products will be maintained and supported as long as there is adequate economic and strategic justification. Customers utilizing legacy products will continue to be encouraged to migrate to newer products.

Software revenue is comprised of revenue from the sale of "cd" products, current legacy products, hardware, and other software. During the second quarter of fiscal 1997 the Company discontinued the sale and marketing of computer hardware. The sale of hardware was ceased in order to focus the Company's resources on the development and sale of software and services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company. Accordingly, during the first quarter of fiscal 1997, software revenue includes revenue from the sale of computer hardware; subsequently software revenue includes hardware commissions.

1998 transition period software revenue of $6,375,000 was $3,878,000 or 155% greater than software revenue of $2,497,000 for the same period in the prior year due primarily to the introduction of "cd.global" during the period.

Fiscal 1998 Software revenue of $3,509,000 was $2,580,000 or 42.4% less than fiscal 1997 revenue of $6,089,000. Although sales of "cd" products in fiscal 1998 were $545,000 greater than fiscal 1997, this increase was offset primarily by a $1.0 million decrease in discontinued legacy products and a $1.9 million decrease in hardware revenue and commissions.

SERVICES REVENUE - The 1998 transition period Services revenue was $12,846,000 compared to $14,139,000 in the similar period in 1997, a decrease of 9.1% due primarily to a lower customer support base. Fiscal 1998 Services revenues of $18,956,000 were $2,669,000 or 12.3% less than fiscal 1997 Services revenue of $21,625,000. The revenue decrease in fiscal 1998 from fiscal 1997 is primarily attributable to decreased support revenue associated with the Company's exit from the hardware business and declining legacy support revenue partially offset by support price increases and new support contracts associated with "cd" products.

COST OF SOFTWARE REVENUE - Cost of Software revenue includes the cost of third party software and computer hardware and the amortization of capitalized software development cost. Cost of Software revenue, as a percentage of Software revenue, was 36.7%, 81.9%, 69.5%, and 87.4% in the 1998 transition period, the nine months ended December 31, 1997 and fiscal 1998 and 1997, respectively. The downward trend of cost of Software revenue as a percentage of Software revenue from fiscal 1997 to the 1998 transition period is due to higher software sales and also the write-off of intangible assets in prior periods.

COST OF SERVICES REVENUE - Cost of Services revenue includes costs associated with support, consulting and training services, and provisions for doubtful accounts. Cost of Services revenue as a percentage of Services revenue was 57.2%, 50.5%, 50.2%, and 62.3% in the 1998 transition period, the nine months ended December 31, 1997 and fiscal 1998 and 1997, respectively. The decrease from fiscal 1997 to fiscal 1998 is primarily due to direct labor efficiencies gained through headcount reductions. The increase from the nine months ended December 31, 1997 and fiscal 1998 to the 1998 transition period is due to higher personnel levels to support "cd.global" sales.

PRODUCT DEVELOPMENT EXPENSES - Product development expenses, net of capitalized software cost were $2,160,000 in the 1998 transition period compared to $3,021,000 in the same period in 1997. Product development expenses, net of capitalized software costs, were $3,510,000 and $4,255,000 in fiscal 1998 and 1997, respectively. Product development expenditures, including those which were capitalized, were $3,716,000 in the 1998 transition period compared to $4,399,000 in the same period in 1997. Product development expenditures, including those which were capitalized, were $6,089,000 and $6,016,000, respectively, in fiscal years 1998 and 1997. The decrease in the transition period expenditures from prior periods results from the Company's efforts to streamline its product development activities to be more efficient. Management believes maintenance and enhancement of product technology is critical and expects to continue to invest substantial amounts in product development. Product development activities generally may be accelerated or deferred based on resource availability.

SALES AND MARKETING EXPENSES - Sales and marketing expenses as a percent of total revenue were 11.3% in the 1998 transition period and approximately 16% in the same period in 1997, fiscal 1998 and fiscal 1997. The decrease in the transition period is due to lower average personnel levels in the transition period.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased 39.8% in the 1998 transition period from the same period in 1997. General and administrative expenses as a percentage of total revenue were 22.7%, 18.8%, 19.6% and 15.7% for the 1998 transition period, the nine months ended December 31, 1997 and fiscal 1998 and fiscal 1997, respectively. The increase in the transition period from prior periods primarily relates to higher expenditures for personnel, facilities and information technology. General and administrative expenses increased 1.4% in fiscal 1998 from fiscal 1997.

AMORTIZATION OF GOODWILL, CUSTOMER LISTS AND NONCOMPETE AGREEMENTS - Amortization of goodwill, customer lists, and noncompete agreements was $136,000 and $496,000 in fiscal 1998 and 1997, respectively. As further discussed in Note 3 to the financial statements included in Part II, Item 8, during fiscal 1998, all unamortized goodwill and customer lists of $770,000 were written off to reflect impairment.

OTHER INCOME/EXPENSE - Other income/expense consists of minority interest, interest income and interest expense. Minority interest is relatively insignificant. The Company had net interest expense of $359,000 in the 1998 transition period compared to $143,000 for the same period in 1997. The Company had net interest expense of $272,000 in fiscal 1998, compared to net interest income of $23,000 in fiscal 1997. As further detailed in Note 6 to the financial statements included in Part II, Item 8, the increase in net interest in the 1998 transition period and fiscal 1998 was due to higher average borrowings.

RESTRUCTURING CHARGES - The Company's product strategy is centered on a new generation of products, collectively referred to as the "cd" product line. Consistent with the Company's product strategy, the development of enhanced versions of legacy products has been limited. As new products are introduced to the market, existing customers utilizing legacy products are encouraged to migrate to the Company's new generation of products. During the first two quarters of fiscal 1998 the Company experienced some customer attrition related to certain legacy support price increases effective in April 1997.

During the second quarter of fiscal 1998, in response to changes in the Company's markets and technology trends, the product strategy was altered requiring modification of a portion of the underlying technology of "cd" products.

As a result of the decrease in legacy maintenance revenue and the requirement to modify a portion of the underlying technology of "cd" products, the recoverability of a portion of intangible assets was deemed impaired. Accordingly, during the second quarter of fiscal 1998, the carrying value of capitalized and purchased software was reduced $1,283,000 and goodwill and customer lists of $770,000 were written off.

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

                        LIQUIDITY AND CAPITAL RESOURCES

During the 1998 transition period the Company achieved positive operating cash flow of $190,000, due principally to profitable operations, which were partially offset by an increase in accounts receivable of $1,571,000 and a decrease in deferred revenue of $878,000. The Company funded investments in capital expenditures of $537,000 and capitalized software of $1,556,000 primarily through line of credit borrowings of $2,109,000.

Despite the improved financial results during the 1998 transition period, the Company is currently faced with liquidity concerns. Subsequent to January 1, 1999, the Company received approximately $4.9 million in cash related to proceeds from the exercise of outstanding stock warrants. These proceeds were used to fund operations, pay aged accounts payable and reduce borrowings under the Company's bank line of credit, which was designed to provide up to $4.0 million, subject to certain borrowing base limits. The amount borrowed under the line of credit was reduced from approximately $3.7 million at December 31, 1998 to approximately $1.4 million as of March 31, 1999. As of April 15, 1999, the total amount that the bank has made available, and that the Company is borrowing, under the bank line of credit is approximately $1.4 million. The Company believes the amount that should be available under the terms of the line of credit is substantially higher. Based on the Company's projections, the borrowing requirements of the business at certain times during 1999 will exceed $1.4 million but not the higher Company calculated maximum borrowing capacity under the existing line of credit. The cash requirements are, in great part, affected by the extended payment terms offered to customers on new software sales. In order to meet the projected cash requirements of the business, it will be necessary for the Company to secure financing sources, beyond those currently available, in order to continue as a going concern.

Management believes that the required financing sources to operate the business as a going concern will be secured, although there can be no assurances that such financing will be available or that it will be available on terms satisfactory to the Company. As of April 15, 1999, management is having ongoing discussions with its bank in order to come to an agreement as to the available borrowing base under its line of credit agreement. Management believes that the borrowing base will be expanded, however, to date, no agreement has been reached, and there can be no assurance that such lender calculated maximum borrowing capacity will be adequate.

Management also believes that there may be additional infusions of cash from the further exercise of outstanding stock warrants, which would supplement any cash made available through successful bank negotiations. In late March, 1999, the expiration date of warrants to purchase approximately 1.5 million shares of common stock at $7.50 per share was extended from April 19, 1999 to June 18, 1999. Finally, if the Company is unable to successfully renegotiate its available borrowings under its current line-of-credit agreement, management will endeavor to secure the necessary financing from other sources. Such sources could include a different bank, a "mezzanine lender", or an equity investor. Again, although management believes the Company will be able to secure financing on terms satisfactory to the Company and on a timely basis, there can be no assurances that this will happen. Management intends to aggressively seek the required financing sources that are necessary in order to continue to operate the business.

DEFERRED REVENUE - The Company traditionally invoices software maintenance and support in advance of providing the service. The prepaid software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the respective software maintenance agreement. A significant component of the Company's current liabilities at December 31, 1998, consists of deferred revenues of

$3,418,000. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

PRODUCT DEVELOPMENT - At December 31, 1998, the Company employed 43 full-time employees engaged in product development and activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures, including amounts capitalized, were $3,716,000 for the nine-months ended December 31, 1998 and $6,089,000 and $6,016,000 in fiscal 1998, and 1997, respectively.
Management believes maintenance and enhancement of product technology is critical and expects to continue to invest substantial amounts in product development. The decrease in the transition period expenditures from prior periods results from the Company's efforts to streamline its product development activities to be more efficient. Product development activities generally may be accelerated or deferred based on resource availability.

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement contains certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. The borrowings under the agreement are secured by substantially all of the Company's assets.

In December 1997, March 1998, and September 1998, the Company executed amendments to the line of credit agreement. The amendments extend the maturity date of the agreement to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the agreement, as amended, prior to December 31, 1998 the Company could borrow up to two and one-half times average monthly collections (as defined); from January 1999 through March 1999, two times average monthly collections; and subsequently the sum of one times average monthly recurring maintenance collections and seventy-five percent of eligible non-maintenance receivables (as defined). As of December 31, 1998, borrowings under the line of credit totaled $3,712,000, and $7,000 remained available for borrowing. As of March 31, 1999, borrowings under the line of credit were $1,408,000 and $29,000 remained available for borrowing.

NONCOMPETE NOTE PAYABLE - The Company entered into various noncompete agreements in connection with a January 1991 acquisition. The final installment of $400,000 was due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. As of December 31, 1998, the remaining balance is due in three equal annual payments of $119,574 (principal and interest) commencing on January 31, 1999. The January, 1999 payment was paid by the Company. Commitments related to the noncompete agreements were amortized and expensed ratably over the life of each agreement.

PRIVATE EQUITY PLACEMENTS - The Company completed two private equity placements in fiscal 1997. In May 1996, the Company issued 2,140,000 units at a price of $5.00 per unit. In January 1997, the Company issued 1,126,100 units at a price of $5.00 per unit. Each unit consists of one share of common stock and a redeemable warrant (further described below). The two private equity placements provided net proceeds of approximately $14,971,000 to the Company.

In conjunction with the May 1996 equity placement, outstanding promissory notes of $1,500,000 were converted into 300,000 units. Each unit consists of one share of common stock and a redeemable warrant (further described below). In addition, all Series C Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock were converted into 1,455,307 shares of common stock.

REDEEMABLE WARRANTS - As described above, in conjunction with the May 1996 and January 1997 private equity placements and conversion of a $1,500,000 outstanding promissory note, the Company issued units, each consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after the date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after issuance if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

Subsequent to January 1, 1999, warrants to acquire approximately 609,000 shares of Common Stock that were due to expire on April 19, 1999 were exercised generating $4.6 million in cash. On March 31, 1999, the Company extended the expiration date from April 19, 1999 to June 18, 1999 for the remaining unexercised warrants originally issued in May 1996 to acquire approximately 1,531,000 shares of Common Stock. Of these unexercised warrants, 200,000 warrants are held by the Company's largest shareholder.

In addition, subsequent to January 1, 1999, warrants to acquire 25,000 shares of common stock that were due to expire January 24, 2000 and warrants to acquire 5,000 shares of common stock related to the conversion of the promissory notes were exercised generating approximately $225,000 in cash.

OTHER WARRANTS - In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. These warrants are not subject to redemption and expire May 1, 2001. Subsequent to January 1, 1999, warrants to acquire 18,000 shares of Common Stock were exercised generating $90,000 in cash.

In connection with a renewal of a line-of-credit agreement in December 1994, the Company issued to a bank a five-year warrant option to purchase 75,000 shares of common stock at $17.50 per share.

TAX CREDIT CARRYFORWARDS - As further described in Note 8 to the financial statements included herein at Part II, Item 8; as of December 31, 1998, the Company has investment business tax credit carryforwards and net operating loss (NOL) carryforwards for federal income tax purposes aggregating approximately $35,000,000 expiring at various times through the year 2012.

NEW ACCOUNTING STANDARDS - In June 1997, SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying comprehensive income and its components. The Company has chosen to disclose Comprehensive Income (Loss), which encompasses net income (loss) and foreign currency translation adjustments, in the Consolidated Statements of Stockholders' Equity. Prior years have been restated to conform to the requirements of SFAS No. 130.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides application software and related services to a single industry on a worldwide basis, the Company believes that the segment disclosure requirements of SFAS

No. 131 are not applicable to its operations. However, the applicable enterprise-wide disclosures required by SFAS No. 131 are included elsewhere in Part II, Item 8, Note 1.

As previously reported, in October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The Company adopted, as required, SOP 97-2 for software transactions entered into beginning April 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If the Company does not have evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or all elements are delivered. Further, the SOP limits the recognition of revenue for contracts with extended payment terms.

In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and in December 1998, issued SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions". For fiscal years beginning on or before March 15, 1999, SOP 98-4 and 98-9 defer the application of certain passages in SOP 97-2 which limit what is considered evidence of fair value of various elements of multiple element arrangements. Additionally, for transactions entered into in fiscal years beginning after March 15, 1999, SOP 98-9 provides for revenue recognition for certain software arrangements involving multiple elements where vendor specific evidence does not exist for delivered elements. Management is in the process of reviewing SOP 98-9 to determine its impact, if any, on the Company.

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivation Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal year beginning January 1, 2000. The Company does not expect that SFAS No. 133 will have a significant effect on its current financial reporting.

EURO CONVERSION - Effective January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") have agreed to adopt a new common legal currency (the "euro"). The participating countries established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period transactions may be settled using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Conversion rates will no longer be computed directly from one legacy currency to another but rather will utilize a "triangulation" method specified by European Union regulations whereby payments made in a legacy currency are converted to the euro and subsequently converted to the recipient's desired legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in legacy currencies such that legacy currencies will no longer be legal tender for any transactions, completing the euro conversion.

The Company currently has no bank accounts denominated in any legacy currency and has not entered into any material transactions denominated in any legacy currency. The Company has produced enhancements to certain software products marketed in Europe to accommodate the euro conversion process (the "euro module"). The cost to develop the euro module was not material and will be provided at minimal cost to existing customers. Management believes the euro module allows for the continued marketing and sale of the Company's products to customers requiring euro conversion capabilities.

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

The Company has outlined and continues to develop a multi-faceted, comprehensive plan to address the Year 2000 issue and its potential effect on the Company's business. This plan considers (a) Company-owned or licensed software for internal use; (b) third-party- provided software services used for internal use;(c) Company proprietary software marketed to customers; (d) third-party software embedded in the Company's proprietary software marketed to customers; and (e) third-party software marketed to customers. Additionally, the plan will address alternatives and contingencies to address the possibility of situations whereby certain aspects of the Company's Year 2000 efforts are delayed or otherwise unsuccessful.

Internal-Use Software - The Company plans to address and resolve the Year 2000 issue with respect to internal financial and operational systems, such as general ledger, order management, accounts payable, billing, accounts receivable, fixed assets, time reporting and project management, by replacing substantially all of such internal-use systems with vendor-certified, Year 2000-compliant software systems that offer enhanced features and functionality relative to the Company's existing internal-use software systems. The Company has purchased a Year 2000-compliant system and has started the initial implementation process in March, 1999 and expects to have the system operational by the third quarter of 1999. The out-of-pocket software, hardware and personnel cost estimates associated with this replacement system and requisite modifications to the Company's network infrastructure range from $500,000 to $750,000. The Company has a financing agreement with a third-party leasing company to finance the software cost of $225,000. Other implementation consulting services of approximately $265,000 will be paid on a monthly basis through the implementation period, starting in April, 1999.

Approximately 50% of the Company's expenses are payroll-related expenses. The Company relies on a third party for most of its payroll processing services. The Company has received written certification from this payroll processing vendor that the software used in its payroll processing services is Year 2000 compliant. Payroll processing may be further impacted by the preparedness of various financial institutions and government agencies which receive information via electronic interface. The Company further intends to request, but has not yet requested, from certain vendors of lesser significant products and services to the Company a written certification regarding Year 2000 compliance.

Software Marketed to Customers - The Company has used and intends to continue using both internal and external resources to re-program, replace and test its proprietary software products for Year 2000 compliance. The Company anticipates completing the Year 2000 project as soon as practical, but in any event before any anticipated adverse impact. The total cost of this Year 2000 project is estimated to be approximately $150,000 of which approximately $50,000 has been spent to date. This project has been and will be funded over the next year through existing cash resources and operating cash flows.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration statement on Form S-3 filed under the Securities Act of

1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Delphi is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in Australia, Canada, New Zealand, Singapore and the United Kingdom (UK) that develop and sell software products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. Dollar versus the Australian, Canadian, New Zealand and Singapore Dollars and the British pound.

In the 1998 transition period, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholder's equity, was an unrealized (loss) of ($25,000). Unrealized foreign currency translation income (loss) of ($14,000) and $10,000 were recognized in fiscal 1998 and fiscal 1997, respectively.

Delphi's exposure to interest rate risk relates to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk therefore is the potential loss arising from adverse changes in interest rates. As further described in Note 6 to the financial statements included herein at Part II, Item 8, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical 10% increase in interest rates on the Company's debt. If such an increase occurred, the Company would incur approximately $35,000 per annum in additional interest expense based on the average debt borrowed during the nine months ended December 31, 1998. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Delphi Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Delphi Information Systems, Inc. (a Delaware Corporation) and subsidiaries as of December 31 and March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-months ended December 31, 1998 and each of the two years ended March 31, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Information Systems, Inc. and subsidiaries as of December 31 and March 31, 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1998 and each of the two years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's projections indicate that the Company's current debt facility will not provide sufficient financing to fund the cash requirements of the business, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to addressing this liquidity issue are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       Arthur Andersen LLP

Chicago, Illinois
April 15, 1999

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

ASSETS                                                          DECEMBER 31, 1998     MARCH 31, 1998
                                                                -----------------     --------------
CURRENT ASSETS:
Cash and cash equivalents                                             $  1,053           $    872
Accounts receivable, less allowances of $1,068
    and $860, respectively                                               6,378              4,807
Other current assets                                                       310                163
                                                                     ----------         ----------
    TOTAL CURRENT ASSETS                                                 7,741              5,842
Property and equipment, net                                              1,899              2,084
Capitalized and purchased software, net                                  6,561              6,554
Other assets                                                               344                302
                                                                     ----------         ----------
TOTAL ASSETS                                                          $ 16,545           $ 14,782
                                                                     ----------         ----------
                                                                     ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                         $  4,032           $  1,923
Accounts payable and accrued expenses                                    2,371              2,078
Accrued payroll and related benefits                                       182                419
Deferred revenue                                                         3,418              4,381
                                                                     ----------         ----------
    TOTAL CURRENT LIABILITIES                                           10,003              8,801
Notes payable-long term                                                    210                210
Other liabilities                                                          265                180
                                                                     ----------         ----------
TOTAL LIABILITIES                                                       10,478              9,191
                                                                     ----------         ----------

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value, 2,000,000 shares authorized,
    221 shares of Series D issued and outstanding, respectively             49                 49
Common stock, $.10 par value,
    Non-designated, 20,000,000 shares authorized,
         7,395,414 and 7,395,449  issued and
         outstanding, respectively                                         740                740
Additional paid-in capital                                              48,717             48,717
Accumulated deficit                                                    (43,516)           (44,017)
Cumulative foreign currency translation adjustment                          77                102
                                                                     ----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                               6,067              5,591
                                                                     ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 16,545           $ 14,782
                                                                     ----------         ----------
                                                                     ----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 NINE MONTHS            YEARS ENDED
                                                    ENDED                 MARCH 31,
                                              DECEMBER 31, 1998      1998            1997
                                              -----------------      ----            ----
REVENUE:
Software                                           $  6,375        $  3,509        $  6,089
Services and other                                   12,846          18,956          21,625
                                                   --------        --------        --------
    TOTAL REVENUE                                    19,221          22,465          27,714

COST OF REVENUE:
Software                                              2,337           2,439           5,323
Services and other                                    7,352           9,512          13,464
                                                   --------        --------        --------
    TOTAL COST OF REVENUE                             9,689          11,951          18,787
                                                   --------        --------        --------
    GROSS MARGIN                                      9,532          10,514           8,927

OPERATING EXPENSES:
Product development                                   2,160           3,510           4,255
Sales and marketing                                   2,167           3,587           4,405
General and administrative                            4,370           4,414           4,354
Amortization of goodwill, customer lists and
    noncompete agreements                               -               136             496
Restructuring charges                                   -             2,053           1,297
                                                   --------        --------        --------
    TOTAL OPERATING EXPENSES                          8,697          13,700          14,807
                                                   --------        --------        --------
    OPERATING INCOME (LOSS)                             835          (3,186)         (5,880)

Minority interest                                       (47)             47               -
Interest income                                         -              (120)           (131)
Interest expense                                        359             392             108
                                                   --------        --------        --------

Income (loss) before income taxes                       523          (3,505)         (5,857)
Income tax provision (benefit)                           22             (99)             27
                                                   --------        --------        --------

Net income (loss)                                  $    501        ($ 3,406)       ($ 5,884)
                                                   --------        --------        --------
                                                   --------        --------        --------

Basic net income (loss) per common share           $   0.07        ($  0.46)       ($  0.97)
                                                   --------        --------        --------
                                                   --------        --------        --------

Diluted net income (loss) per common share         $   0.07        ($  0.46)       ($  0.97)
                                                   --------        --------        --------
                                                   --------        --------        --------

Weighted average shares outstanding:
    Basic                                             7,395           7,347           6,093
                                                   --------        --------        --------
                                                   --------        --------        --------
    Diluted                                           7,419           7,347           6,093
                                                   --------        --------        --------
                                                   --------        --------        --------

The accompanying notes are an integral part of these consolidated financial statements.

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except for share amounts)

                                                                                                         CUMULATIVE
                                                                                                          FOREIGN
                                           Preferred Stock       COMMON STOCK   ADDITIONAL                CURRENCY
                                        ---------------------------------------  PAID-IN    ACCUMULATED  TRANSLATION  COMPREHENSIVE
                                          SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT  INCOME (LOSS)
                                        -----------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                    52,624  $  7,225  2,061,540  $  206  $   23,844  ($  34,727)  $      106
                                        -----------------------------------------------------------------------------
Net loss                                       --        --         --      --          --      (5,884)          --     ($ 5,884)
Translation adjustment                         --        --         --      --          --          --           10           10
                                                                                                                        ---------
      Comprehensive loss                                                                                                ($ 5,874)
                                                                                                                        ---------
Exercise of stock options                      --        --     10,900       1          77          --           --
Shares sold under employee stock
      purchase plan                            --        --      4,927      --          27          --           --
Conversion of convertible promissory
      notes to common stock                    --        --    300,000      30       1,470          --           --
Conversion of Series C Preferred Stock
      to common stock                     (36,268)   (3,570)   725,360      73       3,497          --           --
Conversion of Series D Preferred Stock
      to common stock                     (16,135)   (3,606)   729,947      73       3,533          --           --
Issuance of common stock in connection
      with private equity placements           --        --  3,266,100     327      14,644          --           --
CBS acquisition                                --        --    161,460      16       1,026          --           --
Issuance of common stock as
      consideration for services
      provided                                 --        --     10,000       1          49
                                        -----------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                       221        49  7,270,234     727      48,167     (40,611)         116
                                        -----------------------------------------------------------------------------
Net loss                                       --        --         --      --          --      (3,406)          --     ($  3,406)
Translation adjustment                         --        --         --      --          --          --          (14)          (14)
                                                                                                                        ---------

      Comprehensive loss                                                                                                ($  3,420)
                                                                                                                        ---------
Exercise of stock options                      --        --    112,100      12         489          --           --
Shares sold under employee stock
      purchase plan                            --        --      2,126      --          11          --           --
Issuance of common stock as
      consideration for services
      provided                                 --        --     10,989       1          50          --           --
                                        -----------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                       221        49  7,395,449     740      48,717     (44,017)         102
                                        -----------------------------------------------------------------------------
Net income                                     --        --         --      --          --         501           --     $     501
Translation adjustment                         --        --         --      --          --          --          (25)          (25)
                                                                                                                        ---------
      Comprehensive income                                                                                              $     476
                                                                                                                        ---------
Purchase of fractional shares due to
      reverse stock split                      --        --        (35)     --          --          --
                                        -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                    221  $     49  7,395,414  $  740  $   48,717  ($  43,516)  $       77
                                        -----------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       NINE MONTHS             YEARS ENDED
                                                                          ENDED                  MARCH 31,
                                                                     DECEMBER 31, 1998     1998            1997
                                                                     -----------------     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $    501        ($ 3,406)       ($ 5,884)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                 722           1,138           1,284
Amortization of capitalized and purchased software                          1,549           2,043           2,183
Amortization of goodwill, customer lists and noncompete agreements              -             136             496
Write-off of capitalized and purchased software, goodwill and
     customer lists and non-compete agreements                                  -           2,053               -
Loss on disposal of fixed assets                                                -               -              14
Excess lease cost                                                               -               -            (824)
Issuance of common stock as consideration for services provided                 -              51              50
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECT OF
     ACQUISITION OF BUSINESSES:
Accounts receivable, net                                                   (1,571)            434           3,111
Other assets                                                                 (189)           (174)            766
Accounts payable and accrued liabilities                                      293          (2,589)         (2,300)
Accrued payroll and related benefits                                         (237)           (201)           (826)
Other liabilities and deferred revenue                                       (878)         (2,681)         (2,988)
                                                                        ----------       ---------       ---------
Net cash provided by (used in) operating activities                           190          (3,196)         (4,918)
                                                                        ----------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (537)           (980)           (593)
Expenditures for capitalized and purchased software                        (1,556)         (2,579)         (1,761)
Cash outlays for acquisitions, net of cash acquired                             -               -            (708)
                                                                        ----------       ---------       ---------
Net cash used in investing activities                                      (2,093)         (3,559)         (3,062)
                                                                        ----------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable                                                       -               -          (3,030)
Borrowings on notes payable                                                 2,109             533           1,600
Proceeds from exercise of stock options and
     employee stock purchase plan                                               -             512             105
Net proceeds from private equity placement                                      -               -          14,971
                                                                        ----------       ---------       ---------
Net cash provided by financing activities                                   2,109           1,045          13,646
                                                                        ----------       ---------       ---------
Foreign currency translation adjustment                                       (25)            (14)             10
                                                                        ----------       ---------       ---------
Net change in cash and cash equivalents                                       181          (5,724)          5,676
Cash and cash equivalents at the beginning of the period                      872           6,596             920
                                                                        ----------       ---------       ---------
Cash and cash equivalents at the end of the period                          1,053             872           6,596
                                                                        ----------       ---------       ---------
                                                                        ----------       ---------       ---------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                            $    359        $    206        $    163
Income taxes paid                                                               -               -              39
NON-CASH TRANSACTIONS:
Preferred stock and convertible promissory notes converted
     to common stock                                                            -               -           8,675

The accompanying notes are an integral part of these consolidated financial statements.

DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

NATURE OF BUSINESS - Delphi Information Systems, Inc. and Subsidiaries, (the "Company") develops, markets and supports computer software and Internet-based solutions which automate independent property and casualty insurance agencies and brokerages including the areas of sales management, policy administration, accounting and electronic interface with the computers of insurance carriers.

FINANCING ISSUES - The Company generated increased revenue, net income and positive operating cash flow in the nine months ended December 31, 1998 (the "1998 transition period"). The increase in revenue was due primarily to the higher level of software sales compared to the prior period.

Prior to the nine months ended December 31, 1998 (the "1998 transition period") the Company had experienced significant operating losses in each fiscal year since 1993, along with declining revenue. During this period, the Company financed its operations through bank financing and private placements of equity capital. To respond to these losses and declining revenue, during fiscal 1998 and continuing during the 1998 transition period, the Company took the following steps:

         1) Changes in the senior executive management;
         2) Rationalization and reallocation of the overall cost structure;
         3) Implementation of programs to improve customer support;
         4) Finalized development and release of the "cd" product line; and
         5) Aggressive marketing of new products and services.

Despite the improved financial results during the 1998 transition period, the Company is currently faced with liquidity concerns. Subsequent to January 1, 1999, the Company received approximately $4.9 million in cash related to proceeds from the exercise of outstanding stock warrants. These proceeds were used to fund operations, pay aged accounts payable and reduce borrowings under the Company's bank line of credit, which was designed to provide up to $4.0 million, subject to certain borrowing base limits. The amount borrowed under the line of credit was reduced from approximately $3.7 million at December 31, 1998 to approximately $1.4 million as of March 31, 1999. As of April 15, 1999, the total amount that the bank has made available, and that the Company is borrowing, under the bank line of credit is approximately $1.4 million. The Company believes the amount that should be available under the terms of the line of credit is substantially higher. Based on the Company's projections, the borrowing requirements of the business at certain times during 1999 will exceed $1.4 million but not the higher Company calculated maximum borrowing capacity under the existing line of credit. The cash requirements are, in great part, affected by the extended payment terms offered to customers on new software sales. In order to meet the projected cash requirements of the business, it will be necessary for the Company to secure financing sources, beyond those currently available, in order to continue as a going concern.

Management believes that the required financing sources to operate the business as a going concern will be secured, although there can be no assurances that such financing will be available or that it will be available on terms satisfactory to the Company. As of April 15, 1999, management is having ongoing discussions with its bank in order to come to an agreement as to the available borrowing base under its line of credit agreement. Management believes that the borrowing base will be expanded, however, to date, no agreement has been reached, and there can be no assurance that such lender calculated maximum borrowing capacity will be adequate.

Management also believes that there may be additional infusions of cash from the further exercise of outstanding stock warrants, which would supplement any cash made available through successful bank negotiations. In late March, 1999, the expiration date of warrants to purchase approximately 1.5 million shares of common stock at $7.50 per share was extended from April 19, 1999 to June 18, 1999. Finally, if the Company is unable to successfully renegotiate its available borrowings under its current line-of-credit agreement, management will endeavor to secure the necessary financing from other sources. Such sources could include a different bank, a "mezzanine lender", or an equity investor. Again, although management believes that the Company will be able to secure financing on terms satisfactory to the Company and on a timely basis, there can be no assurances that this will happen.

Management intends to aggressively seek the required financing sources that are necessary in order to continue to operate the business. Management continues to believe that the Company is well suited to take advantage of the current market opportunities. Upon obtaining the necessary financing, the Company will continue to aggressively market its products and services, fund development and monitor costs to ensure the Company's products incorporate state-of-the-art technologies and provide customers with value-added solutions.

CONSOLIDATION - The consolidated financial statements include the accounts of Delphi Information Systems, Inc., ("Delphi USA"), its wholly owned subsidiary, Delphi Information Systems International, Inc., (Delphi International"), both Delaware corporations and all majority owned subsidiaries of Delphi International. Wholly owned subsidiaries of Delphi International are Canadian Insurance Computer Systems, Inc. ("Delphi Canada"), Delphi Information Systems, (UK) Ltd., Delphi Information Systems,
(NZ) Ltd., Complete Broking Systems (Malaysia), Sdn. Bhd. and Delphi Information Systems PTE (Singapore) Ltd. Additionally, Delphi International holds a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Intercompany transactions and accounts have been eliminated in consolidation.

Delphi has an insignificant amount of long-lived assets located outside of the United States in foreign operations as of December 31, 1998. Foreign operations delivered software and provided related services to external customers accounting for approximately 17.9% of total revenue for the nine-month period ended December 31, 1998.

On July 23, 1996, the Company acquired Complete Broking Systems ("CBS") of Auckland, New Zealand in exchange for $500,000 cash and 161,460 shares of the Company's common stock. The acquisition has been accounted for as a purchase. Accordingly, the results of CBS have been recorded in the financial statements commencing on July 24, 1996.

FISCAL YEAR - Prior to April 1998, the Company's fiscal year consisted of the twelve months ended March 31st. Effective April 1998, the Company changed its year-end to December 31st. Condensed statements of operations for the 1998 transition period and the nine months ended December 31, 1997 are noted below (in thousands):

                                                         NINE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------
                                                                                1997
                                                           1998              (UNAUDITED)
                                                        --------------------------------
         Revenue                                         $19,221              $16,636


         Cost of revenue                                   9,689                9,180
                                                         -------              -------
         Gross margin                                      9,532                7,456

         Operating expenses                                8,697               11,018
                                                         -------              -------
         Operating income (loss)                         $   835              ($3,562)
                                                         -------              -------
                                                         -------              -------

         Income (loss) before income taxes               $   523              ($3,749)
                                                         -------              -------
                                                         -------              -------

         Net income (loss)                               $   501              ($3,708)
                                                         -------              -------
                                                         -------              -------

REVENUE RECOGNITION - In October 1997, the AICPA issued Statement of Position
(SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The Company has adopted SOP 97-2 for software transactions subsequent to March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. Maintenance is generally billed to customers on a quarterly or annual basis in advance thereby resulting in deferred revenue, which is recognized as revenue ratably over the term of the related maintenance contract. If the Company does not have evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or all elements are delivered. Further, the SOP limits the recognition of revenue for contracts with extended payment terms.

In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and in December 1998, issued SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions". For fiscal years beginning on or before March 15, 1999, SOP 98-4 and 98-9 defer the application of certain passages in SOP 97-2 which limit what is considered evidence of fair value of various elements of multiple element arrangements. Additionally, for transactions entered into in fiscal years beginning after March 15, 1999, SOP 98-9 provides for revenue recognition for certain software arrangements involving multiple elements where vendor specific evidence does not exist for delivered elements. Management is in the process of reviewing SOP 98-9 to determine its impact, if any, on the Company.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

SOFTWARE DEVELOPMENT COSTS - The Company capitalizes internally generated software development costs and purchased software, collectively referred to as software development costs, in compliance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs, through cost of software revenue, begins when the products are available for general release to customers. The annual amortization is the straight-line method over the remaining estimated economic life of the product. The maximum amortization period is five years. Amortization of software development costs is included in cost of software revenue.

Software development costs are amortized on a product-by-product basis. Amortization of software development costs was $1,549,000 in the 1998 transition period and $2,043,000 and $2,183,000 in fiscal 1998 and 1997, respectively.

Net capitalized and purchased software costs at December 31, 1998 and March 31, 1998 consist of the following (in thousands):

                                December 31, 1998          March 31, 1998
                                -----------------          ---------------
Total cost                          $ 13,357                  $ 11,801

Less accumulated amortization         (6,796)                   (5,247)
                                    ---------                 ---------
                                    $  6,561                  $  6,554
                                    ---------                 ---------
                                    ---------                 ---------

As further discussed in Note 3, during the year ended March 31, 1998, the Company decreased the carrying value of certain software development costs by $1,283,000, to reflect impairment.

GOODWILL AND CUSTOMER LISTS - Goodwill consists of the excess of the cost of acquisitions less the net fair market value of identifiable assets and liabilities. Customer lists represent the estimated value of acquired customer lists. Costs are amortized on a straight-line basis over five to ten years. During fiscal 1998, all unamortized goodwill and customer lists of $770,000 were written off to reflect impairment. Amortization of goodwill and customer lists was $136,000 and $496,000 in fiscal 1998, and 1997, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term.

INCOME TAXES - The Company follows the liability method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

EARNINGS PER SHARE - Basic earnings per share ("EPS") is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 1998 the Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for each of the years ended March 31, 1998 and 1997, basic and diluted EPS are equal.

A reconciliation of the number of weighted average shares used in calculating basic and diluted net income (loss) per share is as follows (in thousands):

                                                        December 31,       March 31,
                                                           1998         1998        1997
                                                           ----       --------------------
         Weighted average number of
           common shares outstanding - basic                7,395       7,347       6,093

         Effect of potentially dilutive stock options
           and preferred stock                                 24         (a)         (a)
                                                            -----       -----       -----
         Weighted average number of
           Common shares outstanding - diluted              7,419       7,347       6,093
                                                            -----       -----       -----
                                                            -----       -----       -----

(a) Common stock equivalents excluded to prevent anti-dilution.

Share and net income (loss) per share amounts have been adjusted to reflect the one-for-five reverse stock split effective May 8, 1998.

FOREIGN CURRENCY TRANSACTIONS - The accounts of the Company's foreign subsidiaries have been translated according to the provisions of the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Gains or losses resulting from translation of the foreign subsidiaries' financial statements are included in stockholders' equity. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated statements of operations of the period in which they occur.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS - In the 1998 transition period, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The Company has chosen to disclose Comprehensive Income (Loss), which encompasses net income (loss) and foreign currency translation adjustments, in the Consolidated Statements of Stockholders' Equity. Prior years have been restated to conform to the requirements of SFAS No. 130.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides application software and related services to a single industry on a worldwide basis, the Company believes that the segment disclosure requirements of SFAS No. 131 are not applicable to its operations. The applicable enterprise-wide disclosures required by SFAS No. 131 are included elsewhere in these notes to consolidated financial statements.

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal year beginning January 1, 2000. The Company does not expect that SFAS No. 133 will have a significant effect on its current financial reporting.

CONCENTRATIONS OF CREDIT RISK - In fiscal 1998, one domestic customer (including its foreign subsidiaries) accounted for approximately 12.7% of consolidated revenue. At March 31, 1998 accounts receivable from the significant customer totaled $1,445,000. The customer is a publicly traded multi-national insurance company listed on the New York Stock Exchange. In both the 1998 transition period and fiscal 1997, no single customer represented more than 10% of consolidated revenue.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 1998 transition period presentation.

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

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will expire on March 23, 2008, unless the Rights are earlier redeemed or exchanged by the Company, as described. The Rights are not calculated as weighted shares outstanding until they are exercised.

REVERSE STOCK SPLIT - On May 6, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding $.10 par value Common Stock and to reduce the number of authorized shares from 75,000,000 to 20,000,000 effective May 8, 1998. All share and per share information in these financial statements have been adjusted accordingly.

PRIVATE EQUITY PLACEMENTS - In May 1996, the Company issued 2,140,000 units at a price of $5.00 per unit. In January 1997, the Company issued 1,126,100 units at a price of $5.00 per unit. Each unit consists of one share of common stock and a redeemable warrant (further described below). The two private equity placements provided net proceeds of approximately $14,971,000 to the Company.

In conjunction with the May 1996 equity placement, outstanding promissory notes of $1,500,000 were converted into 300,000 units. Each unit consists of one share of common stock and a redeemable warrant (further described below). In addition, all Series C Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock were converted into 1,455,307 shares of common stock.

REDEEMABLE WARRANTS - As described above, in conjunction with the May 1996 and January 1997 private equity placements and conversion of a $1,500,000 outstanding promissory note, the Company issued units, each consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable.

The redeemable warrants may be exercised at any time after the date of issuance for a period of three years. The Company can redeem the redeemable warrants at any time subsequent to 180 days after issuance if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

Subsequent to January 1, 1999, warrants to acquire approximately 609,000 shares of Common Stock that were due to expire on April 19, 1999 were exercised generating approximately $4.6 million in cash. On March 31, 1999, the Company extended the expiration date from April 19, 1999 to June 18, 1999 for the remaining unexercised warrants originally issued in May 1996 to acquire approximately 1,531,000 shares of Common Stock. Of these unexercised warrants, 200,000 warrants are held by the Company's largest shareholder.

In addition, subsequent to January 1, 1999, warrants to acquire 25,000 shares of common stock that were due to expire January 24, 2000 and warrants to acquire 5,000 shares of common stock related to the conversion of the promissory notes were exercised generating approximately $225,000 in cash.

OTHER WARRANTS - In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. Subsequent to January 1, 1999, warrants to acquire 18,000 shares of Common Stock were exercised generating approximately $90,000 in cash.

In connection with a renewal of a line-of-credit agreement in December 1994, the Company issued to a bank a five-year warrant option to purchase 75,000 shares of common stock at $17.50 per share.

SERIES D CONVERTIBLE PREFERRED STOCK - At December 31, 1998 the Company had 221 shares of Series D Convertible Preferred Stock issued and outstanding. Each share is convertible into 45 shares of common stock at the request of the holder. The Preferred Stock has voting rights equal to the number of common shares into which the preferred shares is convertible. The Preferred Stock is not entitled to dividends.

NOTE 3 - RESTRUCTURING CHARGES:

The Company's product strategy is centered on a new generation of products, collectively referred to as "cd" products. Consistent with the Company's product strategy, the development of enhanced versions of legacy products has been limited. As new products are introduced to the market, existing customers utilizing legacy products are encouraged to migrate to the Company's new generation of products. During the first two quarters of fiscal 1998 the Company experienced some customer attrition related to certain legacy product maintenance price increases effective in April 1997.

During the second quarter of fiscal 1998, in response to changes in the Company's markets and technology trends, the product strategy was altered requiring modification of a portion of the underlying technology of "cd" products.

As a result of the decrease in legacy maintenance revenue and the requirement to modify a portion of the underlying technology of "cd" products, the recoverability of a portion of intangible assets was deemed impaired. Accordingly, during the second quarter of fiscal 1998, the carrying value of capitalized and purchased software was reduced $1,283,000 and goodwill and customer lists of $770,000 were written off.

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

     Severance cost                                                    $  643
     Inventory Obsolescence                                               400
     Other costs                                                          254
                                                                       -------
                                                                       $1,297
                                                                       -------
                                                                       -------

As of December 31, 1998, there are no remaining accruals related to these restructuring charges.

NOTE 4- INVESTMENT IN APT:

The Company owns a 20% interest in the common stock of Alliance for Productive Technology, Inc. ("APT"), a privately held company formed as an alliance of agency automation vendors, insurance companies, agents' associations, and insurance industry organizations. The purpose of APT is to provide non-proprietary interface products and services to the insurance industry. The Company has entered into a distribution agreement with APT to enable it to incorporate certain APT products and features into the Company's products. The investment of $230,000 has been recorded as a long-term other asset as of December 31, 1998. As further described in Note 6, a portion of the Company's investment is held as security for a note payable to APT.

NOTE 5- PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1998 and March 31, 1998 consists of the following (in thousands):

                                                   December 31,    March 31,
                                                      1998           1998
                                                   ------------    ---------
Computer equipment and purchased software            $ 7,111        $ 6,676
Leasehold improvements                                   975            984
Furniture, fixtures and other                          1,804          1,742
                                                   ------------    ---------
                                                       9,890          9,402

Less accumulated depreciation and amortization        (7,991)        (7,318)
                                                   ------------    ---------
                                                     $ 1,899        $ 2,084
                                                   ------------    ---------
                                                   ------------    ---------

NOTE 6 - NOTES PAYABLE:

Notes payable at December 31, 1998 and March 31, 1998, are comprised of the following (in thousands):

                                                   December 31,    March 31,
                                                      1998           1998
                                                   ------------    ---------
Bank line-of-credit                                  $ 3,712        $ 1,603
Noncompete note payable                                  300            300
Note payable - APT (Note 4)                              230            230
Less current portion                                  (4,032)        (1,923)
                                                   ------------    ---------
                                                     $   210        $   210
                                                   ------------    ---------
                                                   ------------    ---------

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. The agreement provides for minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. The borrowings under the agreement are secured by substantially all of the Company's assets.

In December 1997, March 1998, and September 1998 the Company executed amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, prior to December 31, 1998 the Company may borrow up to two and one-half times average monthly collections (as defined); from January 1999 through March 1999, two times average monthly collections; and subsequently up to the sum of one times average monthly collections from recurring maintenance revenue and seventy-five percent of eligible non-maintenance receivables (as defined). As of December 31, 1998, borrowings under the line of credit totaled $3,712,000, and $7,000 remained available for borrowing. As of March 31, 1999, the borrowings under the line of credit totaled $1,408,000 and $29,000 remained available for borrowing.

As discussed above, the line of credit agreement provides for minimum monthly interest on the greater of the balance outstanding or $1,600,000. In order to minimize interest expense net of interest income, the Company has periodically drawn on the line of credit and invested the proceeds in cash equivalents. The cash equivalents are unrestricted and may be utilized by the Company at any time. At December 31,

1998 the Company was in technical default under certain provisions of the line of credit. The Company has obtained waivers for these defaults.

As of April 15, 1999, the total amount that the bank has made available, and that the Company is borrowing under the bank line of credit is approximately $1.4 million. The Company believes that the amount that should be available under the terms of the line of credit is substantially higher. Management is having ongoing discussions with its bank in order to come to an agreement as to the available borrowing base under its line-of-credit agreement. Management believes that the borrowing base will be expanded, however, to date, no agreement has been reached, and there can be no assurance that such lender calculated maximum borrowing capacity will be adequate. See Note 1 of the consolidated financial statements for further discussion of financing issues and financing alternatives.

Additional information related to line of credit borrowings for the nine months ended December 31, 1998 and the year ended March 31, 1998, is as follows (in thousands):

                                                        December 31,       March 31,
                                                            1998             1998
                                                        ------------       ---------
Maximum amount borrowed during the period               $   3,926           $  2,294
Average amount borrowed during the period               $   2,532           $  1,546
Interest rate at the end of the period                      10.25%             11.0%
Weighted average interest rate incurred during
     the period                                             11.7%              11.7%

Average borrowings were determined based on the amounts outstanding at each month end. The weighted average interest rate during the period was computed by dividing actual interest by average borrowings outstanding during each of the periods.

NONCOMPETE NOTE PAYABLE - The Company entered into various noncompete agreements in connection with a January, 1991 acquisition. The final installment of $400,000 was originally due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. As of December 31, 1998, the remaining balance is due in three equal annual payments of $119,574 (principal and interest) commencing on January 31, 1999. Commitments related to the noncompete agreements were amortized and expensed ratably over the life of each agreement. The January, 1999 installment was paid by the Company.

NOTE PAYABLE-APT - In conjunction with the purchase of the common stock of APT discussed in Note 4, the Company entered into a note payable secured by a portion of the APT common stock. The note bears interest at the prime rate, 7.75% at December 31, 1998. Interest is due semi-annually and the final principal payment of $230,000 is due January 1, 1999. The Company is currently discussing an extension of the January 1, 1999 payment and APT continues to hold a portion of the Company's investment as security for the note payable. The note may be prepaid without penalty.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued liabilities at December 31, 1998 and March 31, 1998, consist of the following (in thousands):

                                    December 31,      March 31,
                                       1998             1998
                                    ------------      ---------
Trade accounts payable                 $1,884          $1,304
Accrued and other liabilities             487             774
                                       ------          ------
                                       $2,371          $2,078
                                       ------          ------
                                       ------          ------

NOTE 8 - INCOME TAXES:

Income (loss) before income taxes consisted of (in thousands):

              Nine Months Ended             Years Ended
                 December 31,                March 31,
                 ------------                ----------
                   1998               1998              1997
                  -------           -------           --------
Domestic          $   782           $(3,985)          $(5,681)
Foreign              (259)              480              (176)
Total             $   523           $(3,505)          $(5,857)

The income tax provision (benefit) consisted of (in thousands):

                   Nine Months Ended        Years Ended
                       December 31,          March 31,
                          1998           1998         1997
                          ----           ----         ----
Current:
     U.S. Federal        $    -         $   -         $    -
     State                   22           (48)            27
     Foreign                 --           (51)            --
                         ------         ------        ------
     Total               $   22         $ (99)        $   27
                         ------         ------        ------
                         ------         ------        ------

The income tax provision at the federal statutory rate differs from the effective rate because of the following items:

                                                      Nine Months
                                                         Ended               Years Ended
                                                      December 31,             March 31,
                                                      ------------             ---------
                                                         1998            1998             1997
                                                        ------          -------         -------
Statutory rate                                           34.0%          (34.0)%         (34.0)%
State income tax                                          4.2            (1.4)            0.5
Amortization of intangible assets relating to
     acquired businesses                                  _                .3             3.3
Increase in valuation allowances                        (34.0)           26.2            24.7
Other, net                                                -               6.1             6.0
                                                        ------          -------         -------
Effective rate                                            4.2%           (2.8)%           0.5%
                                                        ------          -------         -------
                                                        ------          -------         -------

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for December 31, 1998 and March 31, 1998 are as follows (in thousands):

                                           December 31,                          March 31,
                                              1998                                 1998
                                           Deferred Tax                         Deferred Tax
                                           ------------                         ------------
                                     Assets          Liabilities           Assets       Liabilities
                                   ----------       -------------        ----------    -------------
Depreciation                       $       -        $      144           $        -    $      272
Product enhancements                       -             2,616                    -         2,403
Accruals                                 103                 -                  272             -
Bad debts                                299                 -                  332             -
NOL carryforwards                     12,395                 -               12,417             -
Tax credit carryforwards                 870                 -                  738             -
                                   ----------       -------------        ----------    -------------
                                      13,667             2,760               13,759         2,675
Valuation allowance                   10,907                 -              (11,084)            -
                                   ----------       -------------        ----------    -------------

Total deferred taxes               $   2,760        $    2,760           $    2,675    $    2,675
                                   ----------       -------------        ----------    -------------
                                   ----------       -------------        ----------    -------------

Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount.

As of December 31, 1998, the Company has investment business tax credit carryforwards and net operating loss (NOL) carryforwards for federal income tax purposes aggregating approximately $35,000,000 expiring at various times through the year 2012. The utilization of tax credits and net operating losses may be limited due to changes in ownership and other restrictions imposed by the Internal Revenue Code.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Lease Commitments:

The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2003, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment.

The aggregate minimum annual lease payments under leases in effect on December 31, 1998 are set forth below (in thousands) as follows:

                                                       Capital                    Operating
Year                                                   Leases                      Leases
----                                                   -------                    ---------
1999                                                   $  228                       $  850
2000                                                      173                          798
2001                                                       44                          668
2002                                                       30                          527
2003                                                       --                          393
                                                       -------                    ---------
Total minimum lease
     commitments                                        $ 475                       $3,236
                                                                                  ---------
                                                                                  ---------
Less: amount representing
     interest                                             (86)
                                                       -------
Present value of obligations
     under capital leases                                 389
Less: current portion                                    (175)
                                                       -------
Long-term obligations under
     capital leases                                     $ 214
                                                       -------
                                                       -------

The current portion of the present value of obligations under capital leases is included in the consolidated balance sheets with accounts payable and accrued expenses; the long-term portion is included with other liabilities. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended December 31, 1998 and for fiscal year 1998 and 1997 aggregated $1,392,000, $1,826,000, and $2,421,000, respectively.

Contingencies:

The Company believes there are no legal contingencies that would have a material impact on the financial statements.

NOTE 10 - CASH OPTION PROFIT SHARING PLAN AND TRUST:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows employees to contribute part of their compensation to the Profit Sharing Plan and Trust, on a pre-tax basis. The Company is under no obligation to contribute to the Plan. For the nine-months ended December 31, and for the fiscal years ended March 31, 1998 and 1997, the Company did not make any contributions to the plan.

NOTE 11 - STOCK OPTIONS:

The Company's 1996 Stock Incentive Plan provides for the granting of 1,200,000 stock options and stock appreciation rights to officers, directors and employees. Options granted under this plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments vesting on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning ten percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights are outstanding.

The Company's 1998 Director Option Plan provides for granting of up to 300,000 stock options to non-employee directors. Only nonstatutory options may be granted under this plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from one to three years. All options must be exercised within ten years of the date of grant.

The Company has granted nonstatutory options outside the stock incentive plan to purchase up to an aggregate of 20,000 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have various vesting periods and must be exercised within seven to ten years of the date of the grant.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for these stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income (loss) and net income
(loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                       Nine Months
                                                           Ended
                                                        December 31,                 Years ended March 31,
                                                           1998                     1998               1997
                                                       -------------              --------           --------
     Net income (loss) as reported                        $  501                  ($3,406)           ($5,884)
     Pro forma net loss                                     ($48)                 ($4,417)           ($6,276)

     Net income (loss) per share, as reported              $0.07                   ($0.46)            ($0.97)
     Net income (loss) per share, pro forma               ($0.01)                  ($0.60)            ($1.03)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost shown above may not be representative.

The per share weighted-average fair values of stock options granted during the nine-month period ended December 31, 1998 and the years ended March 31, 1998 and 1997 were $2.38, $4.50 and $3.85, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       Nine Months
                                                          Ended
                                                       December 31,             Years ended March 31,
                                                           1998                   1998         1997
                                                       ------------             --------     --------
Expected volatility                                          44%                64%          64%
     Expected dividend yield                                none                none         none
     Risk-free interest rate                               5.30%                6.21%        6.61%
     Expected life of stock options                      6 years                10 years     10 years

A summary of the status of the Company's stock options plans at December 31, 1998, and March 31, 1998 and 1997 is presented below:

                                                Within Plan                                            Outside Plan
                              ------------------------------------------------        ----------------------------------------------
                                                                   Weighted                                               Weighted
                                 Shares                             Average              Shares                            Average
                                 Under            Option           Exercise              Under            Option          Exercise
                                 Option           Prices             Price               Option           Prices            Price
------------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1996                   247,946        $3.90-$33.75          $6.05              20,000        $3.90-$36.90         $20.70
Granted                          484,850          3.45-5.95            4.95                  --              --                 --
Exercised                         (3,100)            5.00              5.00                  --              --                 --
Canceled                        (226,438)        3.90-33.75            5.65             (19,000)        3.90-36.90           20.45

------------------------------------------------------------------------------------------------------------------------------------

Balance,
March 31, 1997                   503,258        $3.45-$33.75          $5.15               1,000         $3.90-$36.90        $26.25
Granted                          826,151          3.28-7.50            4.65                  --               --                --
Exercised                       (112,100)         3.44-5.00            4.62                  --               --                --
Canceled                        (370,301)         3.44-7.50            5.20                  --               --                --

------------------------------------------------------------------------------------------------------------------------------------

Balance,
March 31, 1998                   847,008        $3.28-$33.75          $4.77               1,000            $26.25           $26.25
Granted                          548,400          3.38-5.12            5.07                  --               --                --
Exercised                           --                --                 --                  --               --                --
Canceled                        (318,915)        3.28-33.75           $4.59                  --               --                --

------------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1998              1,076,493        $2.93-$7.85           $4.59               1,000            $26.25           $26.25

------------------------------------------------------------------------------------------------------------------------------------

Exercisable
at December 31, 1998             228,031         $2.91-$7.85          $4.73               1,000            $26.25           $26.25

------------------------------------------------------------------------------------------------------------------------------------

Available for Grant
at December 31, 1998             402,562              --                --                   --               --                --
------------------------------------------------------------------------------------------------------------------------------------

The weighted average remaining lives for the options outstanding at December 31, 1998 are 9.2 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding directors of the Company required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders for the nine months ended December 31, 1998 under the captions "Election of Directors" and "Compliance with SEC Filing Requirements" which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

In September 1998, the board of directors of the Company accepted the resignation of Reid E. Simpson, Senior Vice-President and Chief Financial Officer. While the Company conducted a search for a successor, the board of directors named the Company's Controller, David J. Vock, acting Chief Financial Officer. In November 1998, the Company announced the appointment of Edward J. O'Connell to the positions of Senior Vice President Finance & Administration, Chief Financial Officer and Secretary.

         The executive officers and senior management of the Company are as follows:

Name                        Age           Position
----                        ---           --------
Max Seybold                  38            President, Chief Executive Officer

Robin Raina                  32            Executive Vice President, Chief Operating Officer

Edward J. O'Connell          46            Senior Vice President-Finance & Administration,
                                            Chief Financial Officer and Secretary

The executive officers of the Company are elected annually by the Board.

Max Seybold joined the Company in January 1998 as Senior Vice President - Professional Services and was named President and Chief Executive Officer in February 1998. In March 1998, Mr. Seybold was elected to the Board of Directors. Prior to joining the Company, Mr. Seybold held the position of President and Chief Executive Officer for Mindware/BPR, Inc. of Waltham, Massachusetts, an international technology consulting firm. Prior to joining Mindware/BPR Mr. Seybold founded software/professional services firms based in Switzerland and Germany. Mr. Seybold holds an Masters of Business Administration in Strategic Management and Information Technology from Friedrich-Alexander-University in Nuernberg, Germany.

Robin Raina joined the Company in October, 1997 as Vice President - Professional Services and was promoted to Senior Vice President - Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December, 1998. Prior to joining the Company, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America.

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

Edward J. O'Connell joined the Company in December, 1998 as Senior Vice President-Finance & Administration, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. O'Connell was Chief Operating Officer of Keck, Mahin & Cate, a professional services partnership from 1995 to 1998. Mr. O'Connell was Senior Vice President, Finance and Chief Financial Officer of GenDerm Corporation, a pharmaceutical company, from 1991 to 1995 and was Executive Vice President - Finance and Administration and Chief Financial Officer of Union Special Corporation, an international manufacturer of industrial sewing equipment from 1981 to 1991. Mr. O'Connell is a CPA and spent seven years with a Big Five public accounting firm. Mr. O'Connell received a BBA in Accounting from the University of Notre Dame in 1974.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management" and "Principal Stockholders of Delphi" in the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the captions "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) 1.  FINANCIAL STATEMENTS.

          The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

          -    Report of Independent Public Accountants
          -    Consolidated Balance Sheets as of December 31, 1998 and March 31,
               1998
          - Consolidated Statements of Operations for the nine months ended December 31, 1998 and for the Years Ended March 31, 1998 and 1997
          - Consolidated Statements of Stockholders' Equity for the nine months ended December 31, 1998 and for the Years Ended March 31, 1998 and 1997
          - Consolidated Statements of Cash Flows for the nine months ended December 31, 1998 and for the Years Ended March 31, 1998 and 1997
          -    Notes to Consolidated Financial Statements

          (a) 2.  FINANCIAL STATEMENTS.
          The following financial statement schedule is filed herewith:

          Schedule II - Valuation and Qualifying Accounts for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997.

          Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          EXHIBITS

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 (No. 333-23361), and incorporated herein by reference).

3.2    Bylaws of the Company

3.3    Certificate of Amendment of Certificate of Incorporation (filed as
       Exhibit 3.1 to the Company's Form 10Q for the quarter ended June 30, 1998, and incorporated herein by reference).

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

4.3 Form of Warrant to purchase shares of common stock of Delphi Information Systems, Inc. held by R.J. Steichen & Company (filed as Exhibit 4.14 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

4.4 Rights Agreement between Delphi Information Systems, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as
       Exhibit 99.1 to the Company's Registration of Certain Classes of Securities on Form 8-A (No. 000-15946) and incorporated herein by reference).

MATERIAL CONTRACTS

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

10.13 Third Amendment dated March 23, 1998 to Loan and Security Agreement between the Company and Coast Business Credit dated January 1997. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10.14 Fourth Amendment dated September 30, 1998 to Loan and Security Agreement between the Company and Coast Business Credit dated January 1997. (filed as Exhibit 10.14 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)


10.15* Lease agreement dated September, 1998 between the Company and Crossroads of Commerce III, relating to premises at 3501 Algonquin Road, Rolling Meadows, IL.

10.16* Lease agreement effective October, 1998 between the Company and 485
       Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia.

10.17 Delphi Information Systems, Inc. 1998 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the Company's proxy statement dated August 12, 1998, and incorporated herein by reference.)

21.1*  The subsidiaries of the Company.

23.1*  Consent of Independent Public Accountants

27.1*  Financial Data Schedule.

*   Filed herewith

       (b) REPORTS ON FORM 8-K

       There were no reports filed on Form 8-K in the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DELPHI INFORMATION SYSTEMS, INC.
                                             (Registrant)

                                   By /s/ Max Seybold
                                      ----------------------------------
                                      Max Seybold
                                      President and Chief Executive Officer
Date: April 14, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/Yuval Almog                Chairman of the Board              April 14, 1999
---------------------------
(Yuval Almog)


/s/Max Seybold                Director, President. and           April 14, 1999
---------------------------   Chief Executive Officer
(Max Seybold)


/s/Edward J. O'Connell        Senior Vice President-Finance &    April 14, 1999
---------------------------   Administration, Chief Financial
(Edward J. O'Connell)         Officer, and Secretary

/s/William R. Baumel          Director                           April 14, 1999
---------------------------
(William R. Baumel)


/s/Larry G.Gerdes             Director                           April 14, 1999
---------------------------
(Larry G. Gerdes)

                                                                     SCHEDULE II


                          DELPHI INFORMATION SYSTEMS, INC.

                  Schedule II - Valuation and Qualifying Accounts for the Nine Months Ended December 31, 1998 and Fiscal Years Ended March 31,
                                   1998 and 1997



Allowance for doubtful accounts receivable.


                                      Nine Months        Fiscal         Fiscal
                                         Ended         Year Ended     Year Ended
                                      December 31,      March 31,      March 31,
                                          1998            1998            1997
                                      ------------     ----------     ----------
Beginning Balance                         $860,000      1,613,000     $  922,000
Provisions for Allowance                   699,000        356,000      1,662,000

Write-off of Accounts Receivable
  Against Allowance                       (491,000)    (1,109,000)      (971,000)
                                      ------------     ----------     ----------

                                      $  1,068,000     $  860,000     $1,613,000
                                      ------------     ----------     ----------
                                      ------------     ----------     ----------
