Form 10-K/A
period 1998-12-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1999-04-30
CIK 814549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

/_/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                               Title of each class
                             ----------------------
                     Common Stock, par value $0.10 per share
                         Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/   No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

As of March 31, 1999, the number of shares of Common Stock outstanding was 8,119,089. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market System on such date, was approximately $51,802,000.

                    Documents Incorporated by Reference: None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company are as follows:

Yuval Almog, 49, was elected a director of the Company in September 1991 and was elected Chairman of the Board of Directors on November 30, 1993. Mr. Almog is President of Coral Group, Inc. and Managing Partner of its venture capital partnerships. He joined the Coral Group in 1986 and became its Managing Partner in 1991. Mr. Almog is Chairman of the Board of Directors of BayStone Software, Inc. and is also a director of CallConnect Communications, Inc., Friendly Machines, GGC Networks, Inc., Optical Solutions, Inc., Teltech Resource Network Corp. and Tricord Systems, Inc.

William R. Baumel, 31, was appointed a director of the Company on July 15, 1996. Mr. Baumel is a partner with Coral Group, where he specializes in information services and technology investing. He joined Coral Group in 1996. From 1994 to 1996, Mr. Baumel held various positions with the Private Markets Group of Brinson Partners, Inc., an institutional money manager. His last position with Brinson Partners' Private Market Group was as portfolio manager. Mr. Baumel held a marketing position with Proctor & Gamble, a consumer products company, during 1993, and from 1990 to 1992, was a certified public accountant and consultant with Deloitte & Touche, an international accounting and consulting firm.

Larry G. Gerdes, 50, was elected a director of the Company in 1985. Since 1991, Mr. Gerdes has been Chief Executive Officer of Transcend Services, Inc. (NASDAQ
- TRCR), a provider of outsourced services to hospitals in the health management area. Mr. Gerdes is also a director of Transcend Services, Inc. Prior to Transcend, Mr. Gerdes spent over 14 years in various executive capacities at HBO & Company (NASDAQ - HBOC), including serving as Chief Financial Officer of HBO & Company and as CEO of Medical Systems Support, Inc., a wholly owned subsidiary of HBO & Company. Since 1983 Mr. Gerdes has been a general partner of Sand Hill Financial Company, a venture capital partnership located in Palo Alto, California. Additionally, since 1991 Mr Gerdes has been a general partner in Gerdes Huff Investments, a private investment partnership located in Atlanta.

Max Seybold, 38, joined the Company in January 1998 as Senior Vice President-Professional Services and was named President and Chief Executive Officer in February 1998. In March 1998, Mr. Seybold was elected to the Board of Directors. Prior to joining the Company, Mr. Seybold held the position of President and Chief Executive Officer for Mindware/BPR, Inc. of Waltham, Massachusetts, an international technology consulting firm. Prior to joining Mindware/BPR Mr. Seybold founded software/professional services firms based in Switzerland and Germany. Mr. Seybold holds a Masters of Business Administration in Strategic Management and Information Technology from Friedrich-Alexander-University in Nuernberg, Germany.

In September 1998, the board of directors of the Company accepted the resignation of Reid E. Simpson, Senior Vice-President and Chief Financial Officer. While the Company conducted a search for a successor, the board of directors named the Company's Controller, David J. Vock, acting Chief Financial Officer. In November 1998, the Company announced the appointment of Edward J. O'Connell to the positions of Senior Vice President - Finance & Administration, Chief Financial Officer and Secretary.

The executive officers of the Company are as follows:


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

Robin Raina joined the Company in October, 1997 as Vice President-Professional Services and was promoted to Senior Vice President - Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December, 1998. Prior to joining the Company, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations including setting-up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

Edward J. O'Connell joined the Company in December, 1998 as Senior Vice President-Finance & Administration, Chief Financial Officer and Secretary. Prior to joining the Company, from 1995 to 1998, Mr. O'Connell was Chief Operating Officer of Keck, Mahin & Cate, a professional services partnership which filed for Chapter 11 protection in 1997. Mr. O'Connell was Senior Vice President, Finance and Chief Financial Officer of GenDerm Corporation, a pharmaceutical company, from 1991 to 1995 and was Executive Vice President - Finance and Administration and Chief Financial Officer of Union Special Corporation, an international manufacturer of industrial sewing equipment from 1981 to 1991. Mr. O'Connell is a CPA and spent seven years with a Big Five public accounting firm. Mr. O'Connell received a BBA in Accounting from the University of Notre Dame in 1974.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Messrs. Almog and Gerdes. None of the executive officers of the Company serves on the board of directors of another company in any instance where an executive officer of the other company serves on the Board of Directors.

COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more-than-ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company, the Company believes that during the period from March 31, 1998, through December 31, 1998 the following persons failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act:

As previously reported on Form 10-Q for the six months ended September 30, 1998, during September 1998, the board of directors of the Company accepted the resignation of Reid E. Simpson, Senior Vice-President and Chief Financial Officer. During November 1998, the Company announced that Edward J. O'Connell had been named to the position. While the Company conducted a search for a successor to Mr. Simpson, the board of directors named the Company's Controller, David J. Vock, acting Chief Financial Officer. Prior to being named acting Chief Financial Officer, Mr Vock had been awarded options to purchase 12,000 shares of common stock under the 1996 Stock Incentive Plan. Mr. Vock reported his appointment to acting Chief Financial Officer and his options in a timely filed Form 5.

As previously reported on Form 10-Q for the six months ended September 30, 1998, the Company's stockholders at the Annual Meeting of Stockholders held on September 10, 1998, adopted the Company's 1998 Non-Employee Stock Option Plan, under which the Company's non-employee directors, received options to acquire shares of common stock. Mr. Gerdes was awarded options to purchase 22,800 shares of common stock. In addition, Mr. Gerdes purchased 10,000 shares of common stock in June 1998. Mr. Gerdes reported the option award and the stock purchase on Form 5, filed April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the annual and long-term compensation for the nine months ended December 31, 1998 and fiscal years ended March 31, 1998, and 1997 for the current executive officers, one interim executive officer, and one former executive officer of the Company (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                                 Annual Compensation
                                            ---------------------------------------------------     Long-Term
                                                                                                   Compensation
                                                                                                  -------------
                Name and                    Period                               Other Annual     Stock Options       All other
            Current Position                 (A)        Salary        Bonus    Compensation (B)   (# of shares)   Compensation (C)
------------------------------------------------------------------------------------------------------------------------------------
Max Seybold (1)                              TP 1998       153,366      80,103           137,044          180,000         --
President and Chief Executive Officer        FY 1998        29,423      23,538            91,000          180,000         --
                                             FY 1997            --          --                --               --         --

Edward J. O'Connell (2)                      TP 1998        12,788          --                --           90,000
Senior Vice President-Finance &              FY 1998            --          --                --               --         --
Administration and Chief Financial Officer   FY 1997            --          --                --               --         --


Robin Raina (3)                              TP 1998       115,385      83,929            55,834           90,000         --
Executive Vice President and                 FY 1998        66,692      20,000                --           90,000         --
Chief Operating Officer                      FY 1997            --          --                --               --         --


David J. Vock (4)                            TP 1998        69,231       9,807                --               --         --
Controller and former acting Chief Financial FY 1998        14,885          --                --           12,000         --
Officer                                      FY 1997            --          --                --               --         --


Reid E. Simpson (5)                          TP 1998        75,000      58,327                --               --     60,577
Former Senior Vice President-Finance &       FY 1998        43,269          --                --           90,000         --
Administration and Chief Financial Officer   FY 1997            --          --                --               --         --



(A) Periods designated as "TP 1998" for the nine month 1998 transition period ended December 31, 1998, and "FY 98" and "FY 97" for the twelve month fiscal year ended March 31, 1998 and 1997, respectively.

(B) Amounts shown in TP 1998 represent reimbursement for relocation expenses. Amounts shown in FY 1998 represent payments to Mr. Seybold for services performed prior to his employment by the Company.

(C) Represents severance payments.

(1)  Mr. Seybold was employed by the Company effective January 9, 1998.
(2)  Mr O'Connell joined the Company effective December 1, 1998.
(3)  Mr. Raina joined the Company effective November 1, 1997.
(4)  Mr. Vock joined the Company effective January 23, 1998.
(5) Mr Simpson joined the Company effective December 8, 1997 and resigned effective September 15, 1998.

OPTION GRANTS IN THE 1998 TRANSITION PERIOD

Set forth in the table below is information regarding individual grants of stock options to purchase shares of Common Stock made during the nine months ended December 31, 1998 to each of the Named Officers.

                                      OPTION GRANTS IN 1998 TRANSITION PERIOD


                                                Individual Grants (A)

                                                                                                     Potential Realizable
                                                                                                     Value At Answered Annual
                                                                                                     Rates of Stock
                                                                                                     Appreciation For
                                                                                                     Term
                           Number of Securities  % of Total Options       Exercise
                           Underlying Options    Granted to Employees     Price     Expiration
Name                       Granted (#)           in Fiscal Year           ($/SH)    Date              5%($)       10%($)


Max Seybold                 180,000 (1)                38%                 5.56       12/02/08       629,737    1,595,878


Edward J. O'Connell          90,000 (2)                19%                 5.81       12/01/08       328,991      833,727



Robin Raina                  90,000 (1)                19%                 5.56       12/02/08       314,869      797,939




(A) All options granted under Delphi Information Systems, Inc. 1996 Stock Incentive Plan
(1)      Granted on December 2, 1998
(2)      Granted on December 1, 1998

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES

Set forth in the table below is information regarding the exercise of stock options of Common Stock during the nine month 1998 transition period ended December 31, 1998 by each of the Named Officers and the value as of December 31, 1998 of unexercised stock options of Common Stock.


                                                    Number of unexercised      Value of unexercised in-the-
                        Shares                        options at FY-end       money options at fiscal year-end
                       acquired      Value       --------------------------------------------------------------
        Name         on exercise    realized     Exercisable    Unexercisable   Exercisable    Unexercisable
        ----         -----------   ----------    -----------     ------------   -----------    -------------

Max Seybold              --            --           30,000         330,000        144,863        1,276,448
Edward J. O'Connell       --            --               --          90,000             --          241,875
Robin Raina              --            --            5,000         175,000         16,750          679,980
David J. Vock            --            --            3,000           9,000         15,375           46,125
Reid E. Simpson          --            --           15,000              --         52,500               --



DIRECTOR COMPENSATION

Non-employee directors do not receive an annual retainer or any other fees for their service as directors. At the Annual Meeting of Stockholders held September 10, 1998, the stockholders of the Company adopted the Delphi Information Systems, Inc. Non-Employee Director Stock Option Plan (the "1998 Director Option Plan"), under which the Company's non-employee directors, Messrs. Almog, Baumel and Gerdes, each received options to acquire 22,800 shares of common stock. Of the 22,800 shares of common stock: (i) 15,600 shares are exercisable at a price per share of $5.00 at any time prior to September 3, 2006; (ii) 3,600 shares are exercisable at a price per share of $5.94 at any time prior to September 3, 2007 and (iii) 3,600 shares are exercisable at a price per share of $2.91 at any time prior to September 9, 2008.

In addition, the 1998 Director Option Plan provides for each Eligible Director, immediately following each annual meeting of stockholders of the Company, to be granted an option to purchase 3,600 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant.

COMPENSATION COMMITTEE OF REPORT ON COMPENSATION OF OFFICERS

The Compensation Committee of the Board of Directors (the "Committee") is pleased to present its report on executive compensation. The Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of officers and other key employees of the Company and grants options to purchase Common Stock. This report documents the components of the Company's executive officer compensation programs and describes the basis upon which compensation is determined by the Committee with respect to the executive officers of the Company, including the Named Officers.

COMPENSATION PHILOSOPHY. The compensation philosophy of the Company is to endeavor to directly link executive compensation to continuous improvements in corporate performance and increases in stockholder value. The Committee has adopted the following objectives as guidelines for compensation decisions:

- Display a willingness to pay levels of compensation that are necessary to attract and retain highly qualified executives.

- Be willing to compensate executive officers in recognition of superior individual performance, new responsibilities or new positions within the Company.

- Take into account historical levels of executive compensation and the overall competitiveness of the market for high quality executive talent.

- Implement a balance between short and long-term compensation to complement the Company's annual and long-term business objectives and strategies and encourage executive performance in furtherance of the fulfillment of those objectives.

- Provide variable compensation opportunities based on the performance of the Company, encourage stock ownership by executives and align executive remuneration with the interests of stockholders.

COMPENSATION PROGRAM COMPONENTS.  The Committee regularly reviews the
Company's compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The particular elements of the compensation program for executive officers are further explained below.

BASE SALARY. The Company's base pay levels are largely determined by evaluating the responsibilities of the position held and the experience of the individual and by comparing the salary scale with companies of similar size and complexity. Actual base salaries are kept within a competitive salary range for each position that is established through job evaluation and market comparisons and approved by the Committee as reasonable and necessary.

ANNUAL INCENTIVES. The Company has historically awarded cash bonuses to certain salaried employees (including the Named Officers) of the Company. Bonuses are based on various factors, including profitability, revenue growth, management development and other specific performance criteria. The Company awarded bonuses to Messrs. Seybold and Raina for the fiscal year ended March 31, 1998. For the nine month transition period ended December 31, 1998, the Company awarded bonuses to Messrs. Seybold, Raina, Vock, and Simpson.

STOCK OPTION PROGRAM. The Committee strongly believes that by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to increase their ownership of the Company's stock, the interests of stockholders and executives will be closely aligned. Therefore, the Company's officers (including the Named Officers) and other key employees are eligible to receive either incentive stock options or nonqualified stock options as the Committee may determine from time to time, giving them the right to purchase shares of Common Stock at an exercise price equal to 100 percent of the fair market value of the Common Stock at the date of grant. The number of stock options granted to executive officers is based on competitive practices.

CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Seybold has served as Chief Executive Officer of the Company since February 1998. Mr. Seybold's compensation is solely the product of the negotiation between Mr. Seybold and the Board of Directors. The factors that are expected to predominate in the evaluation of the Chief Executive Officer over time are performance in relation to (i) increasing the value of the Company's common stock (ii) upgrading the Company's products and broadening its product lines, and (iii) achievement of consistent profitability and growth.

SUMMARY. After its review of all existing programs, the Committee continues to believe that the total compensation program for executives of the Company is focused on enhancing corporate performance and increasing value for stockholders. The Committee believes that the compensation of executive officers is properly tied to stock appreciation through awards to be granted under the 1996 Plan and that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes. The foregoing report has been approved by all members of the Committee.

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer or four other most-highly compensated executive officers named in the proxy statement. The Company will continue to analyze its executive compensation practices and plans on an ongoing basis with respect to Section 162(m) of the Internal Revenue Code. Where it deems advisable, the Company will take appropriate action to maintain the tax deductibility of its executive compensation.

                                       Respectfully submitted,

                                       Yuval Almog
                                       Larry G. Gerdes

PERFORMANCE GRAPH

Rules promulgated by the Securities and Exchange Commission (the "SEC") under the Exchange Act require that the Company include in this proxy statement a line-graph presentation comparing cumulative stockholder returns for the last five fiscal years with the Nasdaq SmallCap Market stock index and either a nationally recognized industry index or an index of peer group companies selected by the Company. The Company chose the Nasdaq Computer Data Processing Index for purposes of this comparison. The following graph assumes the investment of $100 on December 31, 1993, and the reinvestment of dividends (rounded to the nearest dollar).

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
        AMONG DELPHI INFORMATION SYSTEMS, INC., THE NASDAQ STOCK MARKET
           (U.S.) INDEX AND THE NASDAQ COMPUTER DATA PROCESSING INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC


   DELPHI INFORMATION SYSTEMS,
           INC.                     NASDAQ STOCK MARKET (U.S.)         NASDAQ COMPUTER DATA PROCESSING
12/93                    100                 100                                      100
12/94                     16                  98                                      121
12/95                     25                 138                                      185
12/96                     25                 170                                      228
12/97                     19                 209                                      280
12/98                     34                 293                                      502



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 1999, the ownership of Common Stock and Series D Preferred Stock by each director of the Company, by each of the Named Officers, by all current executive officers and directors of the Company as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Common Stock or the Series D Preferred Stock. The Common Stock and the Series D Preferred Stock are the Company's only outstanding classes of voting securities. The information set forth in the table as to directors and officers is based upon information provided to the Company by such persons in connection with the preparation of this filing.


                                                      Common Stock                   Series D Preferred

                                                   ------------------------------------------------------------------
Name and Position                                                       Percent of                         Percent
of Beneficial Owner (1)                               Ownership (2)      Class (3)      Ownership (2)     of Class
---------------------------------------------------------------------------------------------------------------------
Bay Area Micro-Cap Fund, L.P. (4)                        783,600           9.7%              --               --

Covington Associates (5)                                      --            --               221           100.0%

Coral Partners II,                                     1,282,483          15.8%              --               --
a limited partnership (6)

Weiss Peck & Greer Investments (7)                       926,100          11.4%              --               --

Perkins Capital Management (8)                           517,700           6.4%

Yuval Almog                                            1,335,483          16.4%              --               --
Director and Chairman of the Board (9)

William Baumel                                         1,311,383          16.2%              --               --
Director (10)

Larry Gerdes                                             73,668              *               --               --
Director (11)

Max Seybold                                              35,600              *               --               --
Director and President and Chief
Executive Officer (12)

Reid Simpson                                             16,700              *               --               --
Former Senior Vice President, Finance and
Administration; Chief Financial Officer (13)

Robin Raina                                               5,000              *               --               --
Executive Vice President
Chief Operating Officer (14)

Edward O'Connell
Senior Vice President, Finance and Administration;
Chief Financial Officer (15)                              2,000              *               --               --

David J. Vock
Controller and former acting Chief Financial
Officer (14)                                              3,000              *               --               --

All directors and executive officers as a group       1,500,351           18.5%             --               --
(8 persons)



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

(4) Includes 173,000 shares of Common Stock which may be acquired upon exercise of warrants and 46,800 shares of Common Stock held by Gregory F. Wilbur and Carolyn G. Wilbur as joint tenants with right of survivorship. The address of Bay Area Micro-Cap Fund, L.P. is 1151 Bay Laurel Drive, Menlo Park, California 94025.

(5) The address of Covington Associates is 60 State Street, Boston, Massachusetts 02109.

(6) Includes 200,000 of Common Stock which may be acquired upon exercise of warrants. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(7) The address of Weiss Peck & Greer Investments is One New York Plaza, New York, New York 10004-1950.

(8) The address of Perkins Capital Management is 730 East Lake Street, Wayzata, Minnesota 55391-1769.

(9) Of the 1,335,483 shares of Common Stock, 1,282,483 shares of Common Stock are held by Coral Partners II, 10,000 shares are held by Coral Group, Inc. Retirement Plan for the benefit of Yuval Almog, 10,000 shares of Common Stock are held by Mr. Almog, 10,000 shares of Common Stock may be acquired by Mr. Almog upon exercise of warrants, 17,000 shares of Common Stock subject to options which may be exercised and 6,000 shares of Common Stock are held by Mr. Almog and his wife who have shared voting and investment power. Mr. Almog is the Managing General Partner of Coral Partners II. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(10) Of the 1,311,383 shares of Common Stock, 1,282,483 shares of Common Stock are held by Coral Partners II, 2,400 shares are held by Coral Group, Inc. Retirement Plan for the benefit of William Baumel, 4,000 shares of Common Stock held by Mr. Baumel, 17,000 shares of Common Stock subject to options which may be exercised and 5,500 shares of Common Stock, of which 4,000 shares of Common Stock may be acquired upon exercise of warrants, and 1,500 shares of Common Stock are held by Mr. Baumel and his wife who have shared voting and investment power. Mr. Baumel is a Venture Partner of Coral Partners II. Mr. Baumel disclaims beneficial ownership of the shares held by Coral Partners II.

       The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(11) Includes 14,000 shares of Common Stock which may be acquired upon exercise of warrants and 17,000 shares of Common Stock subject to stock options which may be exercised. The address of Mr. Gerdes is 3353 Peachtree Road, N.E., Suite 1030, Atlanta, Georgia 30326.

(12) Includes 30,000 shares of Common Stock subject to stock options which may be exercised.

(13) Includes 15,000 shares of Common Stock subject to stock options which may be exercised and 1,700 shares of Common Stock are held by The Reid E. Simpson Revocable Trust as to which Mr. Simpson, as trustee, has sole voting and investment power.

(14) Represents shares of Common Stock subject to stock options which may be exercised.

(15) Represents shares of Common Stock are held in trust for the benefit of Edward J. O'Connell IRA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None

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

Date:  April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                        Date

/s/Yuval Almog            Chairman of the Board        April 29, 1999
-----------------------
Yuval Almog

/s/Max Seybold            Director, President. and     April 29, 1999
-----------------------   Chief Executive Officer
Max Seybold

/s/Edward J. O'Connell    Vice President-Finance &     April 29, 1999
-----------------------   Administration and
Edward J. O'Connell       Chief Financial Officer

/s/William R. Baumel      Director                     April 29, 1999
-----------------------
William R. Baumel

/s/Larry G.Gerdes         Director                     April 29, 1999
-----------------------
Larry G. Gerdes