Form 10-Q
period 1999-03-31
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1999-05-21
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     77-0021975
--------------------------------                       ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                     60008
-----------------------------                           ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     847-506-3100
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

                  (1)  Yes  |X|     No  | |           (2)  Yes  |X|     No  | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 8,405,000 shares as of May 10, 1999.

                        DELPHI INFORMATION SYSTEMS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

Part I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
     Item 1.    Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 1999
              (unaudited) and December 31, 1998................................   3

         Consolidated Statements of Operations for the Three
              Months Ended March 31, 1999 and 1998 (unaudited)..................  4

         Consolidated Statements of Comprehensive Income for the Three
              Months Ended March 31, 1999 and 1998 (unaudited)..................  5

         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998 (unaudited).........................  6

         Notes to Consolidated Financial Statements (unaudited).................  7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................... 10

     Item 3.    Quantitative and Qualitative Disclosures About
                 Market Risk.................................................... 18

PART II - OTHER INFORMATION

     Item 3.    Defaults Upon Senior Securities................................. 18

     Item 5.    Other Information............................................... 18

     Item 6.    Exhibits and Reports on Form 8-K................................ 18

SIGNATURE....................................................................... 18

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              (UNAUDITED)
                                                                                MARCH 31,        DECEMBER 31,
ASSETS                                                                            1999               1998
                                                                            ---------------     -------------
CURRENT ASSETS:
Cash                                                                              $  1,081         $   1,053
Accounts receivable, net                                                             9,084             6,378
Other current assets                                                                   371               310
                                                                            ---------------     -------------
    TOTAL CURRENT ASSETS                                                            10,536             7,741
Property and equipment, net                                                          1,856             1,899
Capitalized and purchased software, net                                              6,482             6,561
Other assets                                                                           345               344
                                                                            ---------------     -------------
TOTAL ASSETS                                                                      $ 19,219         $  16,545
                                                                            ---------------     -------------
                                                                            ---------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                                                     $  1,897         $   4,032
Accounts payable and accrued liabilities                                             2,312             2,371
Accrued payroll and related benefits                                                   472               182
Deferred revenue                                                                     4,908             3,418
                                                                            ---------------     -------------
    TOTAL CURRENT LIABILITIES                                                        9,589            10,003
Notes payable-long term                                                                109               210
Other liabilities                                                                      130               265
                                                                            ---------------     -------------
TOTAL LIABILITIES                                                                    9,828            10,478
                                                                            ---------------     -------------


Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock,  $.10 par value, 2,000,000 shares authorized,
    Series D, 221 shares issued and outstanding.                                        49                49
Common stock, $.10 par value:
    Non-designated, 20,000,000 shares authorized,
         8,143,811 and 7,395,449 issued and outstanding, respectively.                 814               740
Additional paid-in capital                                                          54,062            48,717
Accumulated deficit                                                                (45,681)          (43,516)
Cumulative foreign currency translation adjustment                                     147                77
                                                                            ---------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                           9,391             6,067
                                                                            ---------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 19,219         $  16,545
                                                                            ---------------     -------------
                                                                            ---------------     -------------


The accompanying notes are an integral part of these consolidated financial statements.

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                        1999                1998
                                                     -----------         ------------
REVENUES:
Software                                               $  1,500              $ 1,012
Services                                                  3,588                4,817
                                                     -----------         ------------
     TOTAL REVENUES                                       5,088                5,829

COSTS OF REVENUES:

Software                                                    921                  664
Services                                                  2,617                2,110
                                                     -----------         ------------
     TOTAL COST OF REVENUES                               3,538                2,774
                                                     -----------         ------------
     GROSS MARGIN                                         1,550                3,055

OPERATING EXPENSES:

Product development                                         902                  489
Sales and marketing                                         630                  905
General and administrative                                2,021                1,288
Amortization of noncompete agreement                         48                    -
                                                     -----------         ------------
     TOTAL OPERATING EXPENSES                             3,601                2,682
                                                     -----------         ------------

     OPERATING INCOME (LOSS)                             (2,051)                 373

Interest expense                                            107                  129
                                                     -----------         ------------

Income (loss) before income taxes                        (2,158)                 244
Income tax provision (benefit)                                7                  (58)
                                                     -----------         ------------

Net income (loss)                                      $ (2,165)             $   302
                                                     -----------         ------------
                                                     -----------         ------------


Basic net income (loss) per common share               $  (0.28)             $  0.04
                                                     -----------         ------------
                                                     -----------         ------------

Diluted net income (loss) per common share             $  (0.28)             $  0.04
                                                     -----------         ------------
                                                     -----------         ------------


The accompanying notes are an integral part of these consolidated financial statements.

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         1999                 1998
                                                       --------             --------
Net income (loss)                                      $ (2,165)            $    302

Other Comprehensive income (loss):
       Foreign currency translation adjustment               70                   (4)
                                                       --------             --------
Comprehensive income (loss)                            $ (2,095)            $    298
                                                       --------             --------
                                                       --------             --------


The accompanying notes are an integral part of these consolidated financial statements.

                DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                  1999               1998
                                                                               ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $  (2,165)           $   302
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                          192                312
Amortization of capitalized and purchased software                                     595                442
Amortization of noncompete agreement                                                    48                  -
Issuance of common stock as consideration for services provided                          -                 51
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable, net                                                            (2,706)              (981)
Other current assets                                                                   127               (234)
Accounts payable and accrued liabilities                                               (59)              (563)
Accrued payroll and related benefits                                                   290                 42
Other liabilities and deferred revenue                                               1,355                 62
                                                                               ------------       ------------
Net cash provided by (used in) operating activities                                 (2,323)              (567)
                                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                  (149)              (531)
Purchase of minority interest                                                          (50)                 -
Expenditures for capitalized and purchased software                                   (516)            (1,201)
                                                                               ------------       ------------
Net cash used in investing activities                                                 (715)            (1,732)
                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on (repayments of) notes payable                                         (2,236)               533
Net proceeds from exercise of common stock warrants                                  4,874                  -
Net proceeds from exercise of stock options                                            358                  -
                                                                               ------------       ------------
Net cash provided by financing activities                                            2,996                533
                                                                               ------------       ------------
Foreign currency translation adjustment                                                 70                 (4)
Net increase (decrease) in cash                                                         28             (1,770)
Cash at the beginning of the year                                                    1,053              2,642
                                                                               ------------       ------------
Cash at the end of the year                                                      $   1,081            $   872
                                                                               ------------       ------------
                                                                               ------------       ------------
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                                    $     116            $   139
Income taxes paid                                                                        7                  1
NON-CASH TRANSACTIONS:
Common stock issued for purchase of minority interest                                  187                  -


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

These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the nine month period ended December 31, 1998.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current presentation. These changes had no impact on previously reported earnings or stockholders' equity.

Note 2. REVERSE STOCK SPLIT

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

Note 3. BANK LINE-OF-CREDIT

Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. The agreement provides for minimum monthly interest at the prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. Borrowings under the agreement are secured by substantially all of the Company's assets. The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the lender including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. As previously disclosed, at December 31, 1998 the Company was in technical default under certain provisions of the line of credit. The Company obtained waivers of the default through March 31, 1999. Subsequent to March 31, 1999, the Company remains in violation of a certain covenant under the line of credit limiting the age of accounts payable. Provided that the disclosure of this technical default does not constitute an admission regarding the materiality of the default.

In December 1997, March 1998, and September 1998 the Company executed amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, from January 1, through March 31, 1999, the Company may borrow up to two times average monthly collections and subsequently, up to the sum of one times average monthly collections from recurring maintenance revenue and seventy-five percent of eligible non-maintenance receivables (as defined).

As of March 31 1999 and through April 25, 1999, the total amount that the lender made available, and that the Company was borrowing under the bank line of credit, was approximately $1.4 million. The Company believed that the amount that should have been made available under the terms of the line of credit was substantially higher and on April 26, 1999, the Company and the lender reached an agreement regarding the methodology for determining the available borrowing base under the line of credit. Based on this methodology the Company and the lender agreed that the available borrowing base under the line of credit on April 26, 1999 was approximately $2.7 million. As of May 13, 1999 the loan balance under the line of credit was approximately $1.9 million and the available remaining balance was approximately $0.8 million.

Note 4.  PURCHASE OF MINORITY INTEREST

Prior to January 1999, Delphi Information Systems International, Inc., a wholly-owned subsidiary of the Company, held a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Effective January 1, 1999, the Company acquired the remaining forty-six percent interest. The Company paid approximately $50,000 and issued 22,222 shares of the Company's common stock in exchange for the minority interest and an agreement not to compete from the two former shareholders. The fair market value of the consideration has been allocated to the agreement not to compete and is being amortized over the fifteen-month life of the agreement.

Note 5.  REDEEMABLE WARRANTS

On March 31, 1999, the Company extended the expiration date to June 18, 1999, for 1,823,500 unexercised warrants issued in connection with the May 1996 private equity placement. Each warrant may be converted to one share of common stock at an exercise price of $7.50 per share.

Note 6. EARNINGS PER SHARE

The computation of earnings per share (in thousands except per share data) follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                     1999             1998
                                                   -------           ------
Net income (loss)                                  $(2,165)          $  302
                                                   -------           ------

     Common stock-weighted
     average number of shares outstanding            7,859            7,395
                                                   -------           ------
     Common stock equivalents:
             stock options                              (a)               5
             warrants                                   (a)               0
             preferred stock                            (a)              10
                                                   -------           ------
     Total equivalents                                  (a)              15
                                                   -------           ------

     Total shares of common stock
     and equivalents (for
     diluted EPS)                                    7,859            7,410
                                                   -------           ------


     Basic EPS                                     $ (0.28)          $ 0.04
                                                   -------           ------

     Diluted EPS                                   $ (0.28)          $ 0.04
                                                   -------           ------

(a) Common stock equivalents excluded to prevent antidilution.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K, as amended, for the nine months ended December 31, 1998.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999 the Company experienced negative operating cash flow of $2,323,000. The Company funded cash used in operating activities and investments primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of approximately $5,232,000 net of debt payments of $2,236,000.

The Company has limited unused sources of capital. Because the Company may continue to incur negative operating cash flows during the year, the Company may be required to obtain additional capital through the additional exercise of warrants, an increased credit line, or other debt or equity offerings. The Company is taking steps to improve cash flows through operating efficiencies and active working capital management. The Company is considering appropriate cost-cutting measures. In addition, the Company is considering various approaches towards securing additional funds, but no assurance can be given that the Company will be successful in its efforts to secure additional funds, or that funds will be available on terms acceptable to the Company.

CASH FLOW FROM OPERATIONS - Prior to the 1998 transition period, the nine months ended December 31, 1998 , the Company experienced significant operating losses in each fiscal year since 1993, along with declining revenue. During this period, the Company financed its operations through bank financing and private placements of equity capital. To respond to these losses and declining revenue, during fiscal 1998 and continuing during the 1998 transition period, the Company took the following steps:

             1) Changes in the senior executive management;
             2) Rationalization and reallocation of the overall cost structure;
             3) Implementation of programs to improve customer support;
             4) Finalized development and release of the "cd" product line; and
             5) Aggressive marketing of new products and services.

Despite the improved financial results during the 1998 transition period, the Company is currently faced with liquidity concerns. During the three months ended March 31, 1999 the Company experienced negative operating cash flow of $2,323,000 due principally to an increase in accounts receivable of $2,706,000 and a net loss of $2,165,000, partially offset by non-cash depreciation and amortization expense of $835,000, and a $1,645,000 increase in accrued payroll and deferred revenue.

The Company, in order to accelerate its penetration of the market with its new "cd" line of products, has offered extended payment terms to certain customers. The practice of offering extended payment terms has had a significant negative impact on operating cash flow. As products gain additional market acceptance, the Company plans to reduce payment terms in order to improve operating cashflow and anticipates larger sales volumes.

COMMON STOCK WARRANTS - During the three months ended March 31, 1999, the Company received approximately $4.9 million from the exercise of common stock warrants. Additionally, subsequent to March 31, 1999 through May 10, 1999, the Company received approximately $1.9 million from the exercise of common stock warrants. These funds have been used to reduce borrowings and fund operating expenses and accounts payable.

On March 31, 1999, the Company extended the expiration date to June 18, 1999, for unexercised warrants issued in connection with the May 1996 private equity placement.

As of May 10, 1999 the following common stock warrants were outstanding:


                                                Per Share
Number of Warrants                          Exercise Price                      Expiration Date
-------------------                        ------------------                  -----------------
       1,644,000                                  $7.50                                June 1999
          75,000                                 $17.50                            December 1999
       1,099,100                                  $7.50                             January 2000
          82,400                                  $5.00                                 May 2001


For those warrants listed above with a per share exercise price of $7.50, the Company may redeem the warrants at $.05 per warrant if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days.

COMMON STOCK OPTIONS - During the three months ended March 31, 1999, The Company received approximately $358,000 from the exercise of outstanding stock options. As of May 10, 1999 there are outstanding vested options to purchase approximately 228,000 shares of Common Stock at an average strike price of $4.27 per share. The majority of outstanding options have expiration dates in excess of five years from now.

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. The agreement provides for minimum monthly interest at the prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. Borrowings under the agreement are secured by substantially all of the Company's assets. The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the lender including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends.
As previously disclosed, at December 31, 1998 the Company was in technical default under certain provisions of the line of credit. The Company obtained waivers of the default through March 31, 1999. Subsequent to March 31, 1999, the Company remains in violation of a certain covenant under the line of credit limiting the age of accounts payable. Provided that the disclosure of this technical default does not constitute an admission regarding the materiality of the default.

In December 1997, March 1998, and September 1998 the Company executed amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, from January 1999 through March 1999, the Company may borrow up to two times average monthly collections; and subsequently up to the sum of one times average monthly collections from recurring maintenance revenue and seventy-five percent of eligible non-maintenance receivables (as defined).

As of March 31, 1999 and through April 25, 1999, the total amount that the lender made available, and that the Company was borrowing under the bank line of credit, was approximately $1.4 million. The Company believed that the amount that should have been made available under the terms of the line of credit was substantially higher and on April 26, 1999, the Company and the lender reached an agreement regarding the methodology for determining the available borrowing base under the line of credit. Based on this methodology the Company and the lender agreed that the available borrowing base under the line of credit on April 26, 1999 was approximately $2.7 million. As of May 13, 1999 the loan balance under the line of credit was approximately $1.9 million and the available remaining balance was approximately $0.8 million.

The bank line of credit may be unable to support the Company's current level of activity without other sources of liquidity. In the event the Company's existing sources of liquidity are inadequate to support the Company's current level of activity, management will endeavor to secure additional sources of liquidity. These sources may include additional debt or equity. The Company may consider transactions which are dilutive. Dilutive transactions may require the approval of existing shareholders.

The Company aggressively markets its products and services and dedicates substantial resources to the improvement of existing products and new product development. In the event existing sources of liquidity are inadequate to support the Company's current level of activity, and additional sources of liquidity are unavailable to the Company on a timely basis with satisfactory terms, the Company may elect to curtail activity. Management believes the Company may be operated successfully at a reduced level of activity.

PURCHASE OF MINORITY INTEREST - Prior to January 1999, Delphi Information Systems International, Inc., a wholly owned subsidiary of the Company, held a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Effective January 1, 1999, the Company acquired the remaining forty-six percent interest. The Company paid approximately $50,000 and issued 22,222 shares of the Company's common stock in exchange for the minority interest and an agreement not to compete from the two former shareholders. The fair market value of the consideration has been allocated to the agreement not to compete and is being amortized over the fifteen-month life of the agreement.

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

EURO CONVERSION - Effective January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") have agreed to adopt a new common legal currency (the "euro"). The participating countries established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. Following the introduction of the euro, the legacy currencies will remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period transactions may be settled using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Conversion rates will no longer be computed directly from one legacy currency to another but rather will utilize a "triangulation" method specified by European Union regulations whereby payments made in a legacy currency are converted to the euro and subsequently converted to the recipient's desired legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in legacy currencies such that legacy currencies will no longer be legal tender for any transactions, completing the euro conversion.

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

The Company has developed and continues to monitor a multi-faceted, comprehensive plan to address the Year 2000 issue and its potential effect on the Company's business. This plan considers (a) Company-owned or licensed software for internal use; (b) third-party- provided software services used for internal use; (c) Company proprietary software marketed to customers; (d) third-party software embedded in the Company's proprietary software marketed to customers; and (e) third-party software marketed to customers. Additionally, the plan will address alternatives and contingencies to address the possibility of situations whereby certain aspects of the Company's Year 2000 efforts are delayed or otherwise unsuccessful.

Internal-Use Software - The Company plans to address and resolve the Year 2000 issue with respect to internal financial and operational systems, such as general ledger, order management, accounts payable, billing, accounts receivable, fixed assets, time reporting and project management, by replacing substantially all of such internal-use systems with vendor-certified, Year 2000-compliant software systems that offer enhanced features and functionality relative to the Company's existing internal-use software systems. The Company has purchased a Year 2000-compliant system and started the initial implementation process in March 1999 and expects the system to be operational during the third quarter of 1999. The out-of-pocket software, hardware and personnel cost estimates associated with this replacement system and requisite modifications to the Company's network infrastructure range from $500,000 to $750,000. The Company has entered a financing agreement with a third-party leasing company to finance the software cost of $225,000. Other implementation consulting services of approximately $265,000 will be paid on a monthly basis through the implementation period. Through April 30, 1999 approximately $100,000 has been incurred for implementation services. Additional operational systems (telephone, customer service) are being reviewed for Year 2000 compliance and will need to be replaced at an expected cost of approximately $400,000, and the Company is in the process of negotiating contract terms with potential vendors.

Approximately 50% of the Company's expenses are payroll-related expenses. The Company relies on a third party for most of its payroll processing services. The Company has received written certification from this payroll processing vendor that the software used in its payroll processing services is Year 2000 compliant. Payroll processing may be further impacted by the preparedness of various financial institutions and government agencies which receive information via electronic interface. For certain vendors of less significant products the Company has referenced their Year 2000 compliance statements and has performed tests internally to confirm their compliance. There can be no guarantee that these third party products will be Year 2000 compliant.

Software Marketed to Customers - The Company has used and intends to continue using both internal and external resources to re-program, replace and test its proprietary software products for Year 2000 compliance. The Company anticipates completing the Year 2000 project as soon as practical, but in any event before any anticipated adverse impact. The total cost of this Year 2000 project is estimated to be approximately $150,000 of which approximately $75,000 has been spent to date. This project has been and will be funded through existing cash resources and operating cash flows.

The Company also plans to determine the extent to which the Company's software products are vulnerable to the failure of third party products to be Year 2000 compliant. Generally, software products provided by third parties that are marketed directly or indirectly by the Company to its customers are developed by leading software suppliers with Year 2000 programs in process. There can be no guarantee, however, that third-party software products marketed by the Company will be rendered Year 2000 compliant on a timely basis. The Company intends to continually monitor and evaluate Year 2000 compliance through internal testing and by obtaining written certification of Year 2000 compliance from the vendors. If necessary, the Company will consider alternative vendors to ensure Year 2000 compliance for third-party software products marketed to its customers.

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

                              RESULTS OF OPERATIONS

The Company's current product strategy is centered on a new generation of products, collectively referred to as the "cd" product line which is comprised of "cd.global", a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk and "cd.one", a structured system utilizing many features of the Company's previous products as well as "ebix.link", an internet browser based product providing electronic transmission between carriers and brokers. The Company also has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Legacy products will be maintained and supported as long as there is adequate economic and strategic justification. Customers utilizing legacy products will continue to be encouraged to migrate to newer products.

THREE MONTH PERIOD ENDED MARCH 31, 1999 AND 1998

The Company's revenue is derived from the licensing and sale of internally developed and third party software ("Software") and from professional services, maintenance services, and support services ("Service"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue, consisting of Software revenue and Service revenue, for the quarter ended March 31, 1999 was $5,088,000, a $741,000, or 13%, decrease compared to the same quarter of the prior year.

Software revenue of $1,500,000 for the quarter reflects an 48% increase compared to the same quarter of the prior year. The increase is primarily attributable to a 169% increase in revenues from the sale of the "cd" product line partially offset by reduced sales of legacy software products.

Service revenue for the quarter was $3,588,000 in the current year versus $4,817,000 in the prior year. The decrease is primarily due to a decrease in support revenues associated with legacy products partially offset by an increase in support revenues associated with the new "cd" line of products. It is anticipated that future support revenues from the "cd" product line will increase as systems become fully implemented due to delayed recognition of support revenue until systems are fully implemented.

Costs of software revenue was $921,000, or 61.4 % of software revenue, in the quarter ended March 31, 1999 compared to $664,000, or 65.6% of software revenue, in the same quarter of the prior year. Excluding amortization of capitalized and purchased software, costs of software revenue was $306,000, 20.4% of software revenue, in the current quarter as compared to $222,000, or 21.9% of software revenue, for the same period last year. The increase in software costs reflects the increase in software revenues.

Costs of service revenue increased to $2,617,000, 72.9% of service revenue, for the quarter ended March 31, 1999, from $2,110,000, 43.8% of service revenue, for the same quarter of the prior year. The increase is primarily due to higher personnel costs due to a reorientation of professional services to support the rollout of the new "cd" line of products.

Product development expenses for the quarter ended March 31, 1999 were $902,000, an increase of $413,000 from the same quarter of the prior year. Total product development expenditures including capitalized purchased software and software development costs were $1,498,000 for the three months ended March 31, 1999, as compared to $1,690,000 for the same period in the prior year. The decrease in total product development expenditures is due to the achievement of operating efficiencies due to the focus on the new "cd" line of products.

Sales and marketing expenses for the quarter ended March 31, 1999 were $630,000, representing a decrease of $275,000 or 30%, from the comparable quarter in the prior year. The decrease is primarily attributable to a reduction in personnel costs associated with the realignment of the sales force away from legacy products to focus on the new "cd" line of products.

General and administrative expenses for the quarter ended March 31, 1999 were $2,021,000, versus $1,288,000 in the comparable quarter in the prior year. The increase is primarily due to higher expenditures for legal and audit fees, costs associated with the opening of the London, Singapore, and Atlanta offices, and improved employee benefits.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the need for and the availability and amount of future sources of capital, the risks associated with future acquisitions, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the

Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the first quarter ended March 31, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K dated December 31, 1998.

Part II - OTHER INFORMATION

Item 3. DEFAULT UPON SENIOR SECURITIES

As previously disclosed, at December 31, 1998 the Company was in technical default under certain provisions of the line of credit. The Company obtained waivers of the default through March 31, 1999. Subsequent to March 31, 1999, the Company remains in violation of a certain covenant under the line of credit limiting the age of accounts payable. Provided that the disclosure of this technical default does not constitute an admission regarding the materiality of the default.

Item 5. OTHER INFORMATION

The Company is currently in discussions with Edward J. O'Connell, Senior Vice-President and Chief Financial Officer, regarding his separation from the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

Form 8-K filed May 16, 1999 regarding a change in auditors.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DELPHI INFORMATION SYSTEMS, INC.

Date: May 21, 1999           By   /s/ Max Seybold
                                  --------------------------------------------
                                  Max Seybold
                                  President, Chief
                                  Executive Officer and Acting
                                  Principal Financial Officer

                                 EXHIBIT INDEX
                            ----------------------


EXHIBIT NO.                                           DESCRIPTION
------------------              -----------------------------------------------
       27                        Financial Data Schedule, which is submitted
                                 electronically to the Securities and Exchange
                                 Commission for information only and not filed.