Form 10-Q
period 1999-06-30
DELPHI INFORMATION SYSTEMS INC /DE/
filed 1999-08-16
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                        DELPHI INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                      77-0021975
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

3501 ALGONQUIN ROAD
ROLLING MEADOWS, IL                                      60008
-------------------------------                          ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      847-506-3100
                                                         ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1) Yes /X/ No /_/                (2) Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 8,839,845 Shares as of July 31, 1999.

                        DELPHI INFORMATION SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX
                                      -----


Part I - FINANCIAL INFORMATION                                      PAGE
                                                                    ----
   Item 1. Consolidated Financial Statements

       Consolidated Balance Sheets at June 30, 1999
         (unaudited) and December 31, 1998..........................  3

       Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1999 and
         1998 (unaudited)...........................................  4

       Consolidated Statements of Comprehensive Income for the
         Three And Six Months Ended June 30, 1999 and 1998
         (unaudited)................................................  5

       Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998 (unaudited)...................  6

       Notes to Consolidated Financial Statements (unaudited).......  7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  9

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk.............................................. 17

PART II - OTHER INFORMATION

   Item 2. Changes to Securities and Use of Proceeds.................17

   Item 5. Other Information........................................ 17

   Item 6. Exhibits and Reports on Form 8-K......................... 17

SIGNATURES.......................................................... 17

                              DELPHI INFORMATION SYSTEMS, INC, AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS)

                                                                                  JUNE 30,                DECEMBER 31,
ASSETS                                                                              1999                      1998
                                                                                (UNAUDITED)
                                                                              -----------------          ----------------
CURRENT ASSETS:
Cash                                                                              $ 11,749                    $ 1,053
Accounts receivable, net                                                             8,271                      6,378
Other current assets                                                                   345                        310
                                                                              -----------------          ----------------
      TOTAL CURRENT ASSETS                                                          20,365                      7,741
Property and equipment, net                                                          1,883                      1,899
Capitalized and purchased software, net                                              5,947                      6,561
Other assets                                                                           349                        344
                                                                              -----------------          ----------------
TOTAL ASSETS                                                                      $ 28,544                    $16,545
                                                                              -----------------          ----------------
                                                                              -----------------          ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                     $  2,042                    $ 4,032
Accounts payable and accrued liabilities                                             2,300                      2,371
Accrued payroll and related benefits                                                   298                        182
Deferred revenue                                                                     4,690                      3,418
                                                                              -----------------          ----------------
      TOTAL CURRENT LIABILITIES                                                      9,330                     10,003
Notes payable-long term                                                                108                        210
Other liabilities                                                                      134                        265
                                                                              -----------------          ----------------
TOTAL LIABILITIES                                                                    9,572                     10,478
                                                                              -----------------          ----------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock,  $.10 par value, 2,000,000 shares authorized,
   Series D, 221 shares issued and outstanding.                                         49                         49
Common stock, $.10 par value:
   Non-designated, 20,000,000 shares authorized,
     10,147,261 and 7,395,449 issued and outstanding, in 1999 and 1998               1,015                        740
Additional paid-in capital                                                          68,353                     48,717
Accumulated deficit                                                                (50,478)                   (43,516)
Cumulative foreign currency translation adjustment                                      33                         77
                                                                              -----------------          ----------------
TOTAL STOCKHOLDERS' EQUITY                                                          18,972                      6,067
                                                                              -----------------          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 28,544                   $ 16,545
                                                                              -----------------          ----------------
                                                                              -----------------          ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                              DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                             JUNE 30,                                   JUNE 30,
                                                    1999                 1998                   1999                1998
                                                 ------------         ------------           -----------          ----------
REVENUES:
Software                                         $   652               $ 1,304                 $ 2,152             $ 2,316
Services                                           3,203                 4,863                   6,791               9,680
                                                 ------------         ------------           -----------          ----------
     TOTAL REVENUES                                3,855                 6,167                   8,943              11,996

COSTS OF REVENUES:
Software                                             640                   726                   1,511               1,390
Services                                           2,333                 2,044                   4,950               3,885
                                                 ------------         ------------           -----------          ----------
     TOTAL COST OF REVENUES                        2,973                 2,770                   6,461               5,275
                                                 ------------         ------------           -----------          ----------
     GROSS MARGIN                                    882                 3,397                   2,482               6,721

OPERATING EXPENSES:
Product development                                1,567                   747                   2,469               1,236
Sales and marketing                                  976                   650                   1,606               1,555
General and administration                         3,010                 1,388                   5,081               2,945
Amortization of noncompete agreement                  48                     -                      96                   -
                                                 ------------         ------------           -----------          ----------
     TOTAL OPERATING EXPENSES                      5,601                 2,785                   9,252               5,736
                                                 ------------         ------------           -----------          ----------

     OPERATING INCOME (LOSS)                      (4,719)                  612                  (6,770)                985

Interest expense                                      59                   104                     166                 233
                                                 ------------         ------------           -----------          ----------

Income (loss) before income taxes                 (4,778)                  508                  (6,936)                752
Income tax provision (benefit)                        18                     6                      25                 (52)
                                                 ------------         ------------           -----------          ----------

Net income (loss)                                $(4,796)              $   502                 $(6,961)             $  804
                                                 ------------         ------------           -----------          ----------
                                                 ------------         ------------           -----------          ----------

Basic net income (loss) per common share         $ (0.55)              $  0.07                 $ (0.84)             $ 0.11
                                                 ------------         ------------           -----------          ----------
                                                 ------------         ------------           -----------          ----------

Diluted net income (loss) per common share       $ (0.55)              $  0.07                 $ (0.84)             $ 0.11
                                                 ------------         ------------           -----------          ----------
                                                 ------------         ------------           -----------          ----------


The accompanying notes are an integral part of these consolidated financial statements.

                              DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (IN THOUSANDS)
                                                 (UNAUDITED)



                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                     1999                1998                1999              1998
                                                 ------------        ------------        ------------        ------------
 Net income (loss)                                $ (4,796)            $ 502               $ (6,961)          $ 804

 Other comprehensive income (loss):
         Foreign currency translation adjustment       114                (2)                   (44)             (6)
                                                  ---------            ------              ---------          ------
 Comprehensive income (loss)                      $ (4,682)            $ 500               $ (7,005)          $ 798
                                                  ---------            ------              ---------          ------
                                                  ---------            ------              ---------          ------

The accompanying notes are an integral part of these consolidated financial statements.

                          DELPHI INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                       SIX MONTHS ENDED,
                                                                                            JUNE 30,
                                                                                   1999                1998
                                                                                ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $ (6,961)            $  804
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization                                                         382                584
Amortization of capitalized and purchased software                                  1,130                876
Amortization of noncompete agreement                                                   96                  -
Issuance of common stock as consideration for services provided                         -                 51
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable, net                                                           (1,893)              (169)
Other current assets                                                                  102               (335)
Accounts payable and accrued liabilities                                              (71)              (921)
Accrued payroll and related benefits                                                  116               (233)
Other liabilities and deferred revenue                                              1,141               (868)
                                                                                ------------      ------------
Net cash (used in) operating activities                                            (5,958)              (211)
                                                                                ------------      ------------
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (366)               (630)
Purchase of minority interest                                                         (50)                  -
Expenditures for capitalized and purchased software                                  (516)             (1,801)
                                                                                ------------        ------------
Net cash used in investing activities                                                (932)             (2,431)
                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on (repayments of) notes payable                                        (2,092)              1,017
Net proceeds from exercise of common stock warrants                                19,125                   -
Net proceeds from exercise of stock options                                           597                 (17)
Net proceeds from private equity placement                                            -                    17
                                                                                ------------      ------------
Net cash provided by financing activities                                          17,630               1,017
                                                                                ------------      ------------

Foreign currency translation adjustment                                               (44)                 (6)

Net increase (decrease) in cash                                                    10,696              (1,631)
Cash at the beginning of the period                                                 1,053               2,642
                                                                                ------------      ------------
Cash at the end of the period                                                    $ 11,749             $ 1,011
                                                                                ------------      ------------
                                                                                ------------      ------------

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                                    $    189             $   222
Income taxes paid                                                                       7                   6
NON-CASH TRANSACTIONS:
Common stock issued for purchase of minority interest                                 187                   -


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

Note 3. BANK LINE-OF-CREDIT

Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. The agreement provides for minimum monthly interest at the prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. Borrowings under the agreement are secured by substantially all of the Company's assets.The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the lender including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. As previously disclosed, at December 31, 1998 the Company was in technical default under certain provisions of the line of credit.

In December 1997, March 1998, and September 1998 the Company executed amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, from January 1, through March 31, 1999, the Company could have borrowed up to two times average monthly collections and subsequently, up to the sum of one times average monthly collections from recurring maintenance revenue and seventy-five percent of eligible non-maintenance receivables (as defined).

As of June 30, 1999, the total amount that the lender made available under the bank line of credit was approximately $1.8 million. The Company was borrowing approximately $1.6 million under the bank line of credit.

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

Note 5.  REDEEMABLE WARRANTS

On March 31, 1999, the Company extended the expiration date to June 18, 1999, for unexercised warrants issued in connection with the May 1996 private equity placement. Each warrant may be converted to one share of common stock at an exercise price of $7.50 per share. For the six month period ended
June 30, 1999, 2,610,550 of these warrants had been exercised. Warrants to acquire 45,000 shares of common stock expired on June 18, 1999.


Note 6.  EARNINGS PER SHARE

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                    June 30,
                                                             1999        1998              1999         1998
                                                          ---------    ---------        ----------    --------
Net income (loss)                                          (4,796)         502           (6,961)         804
              Common stock-weighted
              average number of shares
              outstanding                                   8,657        7,395            8,247        7,390
                                                          ------------------------    --------------------------

              Common stock equivalents:
                          stock options                       (a)           71            (a)             71
                          warrants                            (a)            -            (a)              -
                          preferred stock                     (a)           10            (a)             10
                                                          ------------------------    --------------------------
                                      Total equivalents       (a)           81            (a)             81
                                                          ------------------------    --------------------------

              Total shares of common stock
              and equivalents (for diluted
              EPS)                                          8,657        7,476            8,247        7,471
                                                          ------------------------    --------------------------

              Basic EPS                                   $ (0.55)      $ 0.07          $ (0.84)      $ 0.11
                                                          ------------------------    --------------------------

              Diluted EPS                                 $ (0.55)      $ 0.07          $ (0.84)      $ 0.11
                                                          ------------------------    --------------------------

(a)  Common stock equilvalents excluded to prevent antidilution.

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

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company experienced negative operating cash flow of $5,958,000. The Company funded cash used in operating activities and investments primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of approximately $19,722,000 net of debt payments of $2,092,000.

Although the cash proceeds resulting from the recent exercise of stock warrants provide the Company with unused source of capital, the Company continues to experience operating losses as well as negative cash flows. In addition, the Company's current product strategy has added the design and development of ebix.com., an Internet browser based product providing electronic transmission between insurance carriers and insurance brokers to the "cd.global" product line. The Company is aggressively pursuing the successful introduction of this commerce insurance portal. However, ebix.com has not generated any revenue to date and there can be no assurance that ebix.com will ever create positive cash flows, increase revenues or achieve profitability.

CASH FLOW FROM OPERATIONS - Except for the nine months ended December 31, 1998 , the Company experienced significant operating losses in each fiscal year since 1993, along with declining revenue. Historically, the Company financed its operations through bank financing and private placements of equity capital.

Although the Company has implemented certain cost cutting measures, there is no assurance that the Company will continue to experience improved financial results. In particular, the Company continues to aggressively pursue the introduction and commercialization of ebix.com. The commercialization of ebix.com may require additional sources of funds. In the event existing sources of liquidity are unattractive or inadequate to support the Company's current level of activity, the Company could be faced with liquidity concerns, which may result in potentially dilutive issuance of equity securities, the incurrence of additional debt, or revenue sharing with certain strategic partners. There can be no assurance that additional sources of liquidity will be available to the Company on a timely basis or with satisfactory terms.

During the six months ended June 30, 1999 the Company experienced negative operating cash flow of $5,958,000 due principally to an increase in accounts receivable of $1,893,000 and a net loss of $6,961,000, partially offset by non-cash depreciation and amortization expense of $1,608,000, and a $1,257,000 increase in accrued payroll and deferred revenue.

The Company has offered extended payment terms to certain customers to its "cd" line of products. The practice of offering extended payment terms has had a significant negative impact on operating cash flow. It is anticipated that if the significance of the cd.line of products decreases, the significance of these extended payment terms will also decrease.

COMMON STOCK WARRANTS - During the six months ended June 30, 1999, the Company received approximately $19,125,000 from the exercise of common stock warrants. Additionally, subsequent to June 30, 1999 through July 31, 1999, the Company received approximately $410,000 from the exercise of common stock warrants. These funds have been used to reduce borrowings and fund operating expenses and accounts payable.

On March 31, 1999, the Company extended the expiration date to June 18, 1999, for unexercised warrants issued in connection with the May 1996 private equity placement.

As of July 31, 1999, the following common stock warrants were outstanding:


                                   Per Share
Number of Warrants               Exercise Price            Expiration Date
------------------               --------------            ---------------
       75,000                        $17.50                  December 1999
    1,042,100                        $ 7.50                  January 2000
       11,450                        $ 5.00                     May 2001

For those warrants listed above with a per share exercise price of $7.50, the Company may redeem the warrants at $.05 per warrant if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days.

COMMON STOCK OPTIONS - During the six months ended June 30, 1999, the Company received approximately $597,000 respectively, from the exercise of outstanding stock options. As of July 31, 1999 there are outstanding vested options to purchase approximately 327,000 shares of Common Stock at an average strike price of $4.57 per share. The majority of outstanding options have expiration dates in excess of five years from June 30, 1999.

BANK LINE-OF-CREDIT - Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. The agreement provides for minimum monthly interest at the prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. Borrowings under the agreement are secured by substantially all of the Company's assets.The agreement includes certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the lender including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. As previously disclosed, at December 31, 1998 the Company was in technical default under certain provisions of the line of credit.

In December 1997, March 1998, and September 1998 the Company executed amendments to the line of credit agreement. The amendments extend the maturity date of the agreement two years to January 31, 2001, alter the provisions of the early termination fee, and modify the criteria for determining the amount available under the line. In accordance with the amendments, from

January 1999 through March 1999, the Company could have borrowed up to two times average monthly collections; and subsequently up to the sum of one times average monthly collections from recurring maintenance revenue and seventy-five percent of eligible non-maintenance receivables (as defined).

As of June 30, 1999, the total amount that the lender made available was $1.8 million under the bank line of credit. The Company was borrowing approximately $1.6 million under the bank line of credit.

In the event the Company's existing sources of liquidity are undesirable or inadequate to support the Company's current level of activity, management will endeavor to secure additional sources of liquidity. These sources may include additional issuance of debt or equity. The Company may consider transactions, which are dilutive. Dilutive transactions may require the approval of existing shareholders.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivation Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal year beginning January 1, 2000. The Company does not expect that SFAS No. 133 will have a significant effect on its current financial reporting.

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

YEAR 2000 COMPLIANCE -- The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and its software products that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in normal business activities.

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

Internal-Use Software - The Company plans to address and resolve the Year 2000 issue with respect to internal financial and operational systems, such as general ledger, order management, accounts payable, billing, accounts receivable, fixed assets, time reporting and project management, by replacing substantially all of such internal-use systems with vendor-certified, Year 2000-compliant software systems that offer enhanced features and functionality relative to the Company's existing internal-use software systems. The Company has purchased a Year 2000-compliant system and started the initial implementation process in March 1999 and expects the system to be operational during the third quarter of 1999. The out-of-pocket software, hardware and personnel cost estimates associated with this replacement system and requisite modifications to the Company's network infrastructure range from $500,000 to $750,000. The Company has entered a financing agreement with a third-party leasing company to finance the software cost of $225,000. Other implementation consulting services of approximately $265,000 will be paid on a monthly basis through the implementation period. Through June 30, 1999 approximately $100,000 has been incurred for implementation services. Additional operational systems (telephone, customer service) are being reviewed for Year 2000 compliance and will need to be replaced at an expected cost of approximately $400,000. The Company is in the process of negotiating contract terms with potential vendors.

Approximately 50% of the Company's expenses are payroll-related expenses. The Company relies on a third party for most of its payroll processing services. The Company has received written certification from this payroll processing vendor that the software used in its payroll processing services is Year 2000 compliant. Payroll processing may be further impacted by the preparedness of various financial institutions and government agencies which receive information via electronic interface. For certain vendors of less significant products, the Company has referenced their Year 2000 compliance statements and has performed tests internally to confirm their compliance. There can be no guarantee that these third party products will be Year 2000 compliant.

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

RESULTS OF OPERATIONS

The Company's current product strategy focuses on the introduction and successful commercialization of ebix.com. Although the Company is aggressively pursuing the development of this new Internet insurance browser, there can be no assurance that competing services or products incorporating more efficient technologies would not render ebix.com unmarketable. Further, market acceptance of ebix.com could depend upon the formation of relationships with strategic partners. There can be no assurance that the Company will be successful in forming strategic alliances or that such strategic alliances will not result in revenue sharing or potentially dilutive issuances of equity securities, all of which could have a material adverse effect. The Company continues to provide the "cd" product line, which is comprised of "cd.global", a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk and "cd.one", a structured system utilizing many features of the Company's previous products. The Company also has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. These legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Legacy products will be maintained and supported as long as there is adequate economic and strategic justification.

THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

The Company's revenue is derived from the licensing and sale of internally developed and third party software ("Software") and from professional services, maintenance services, and support services ("Service"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue, consisting of Software revenue and Service revenue, for the quarter ended June 30, 1999 was $3,855,000, a $2,312,000, or 37%, decrease compared to the same quarter of the prior year.

Software revenue for the quarter was $652,000 in the current year versus $1,304,000 in the prior year. The decrease is primarily attributable to Y2K purchase deferrals and a general softness in the software market.

Service revenue for the quarter was $3,203,000 in the current year versus $4,863,000 in the prior year. The decrease is primarily due to a decrease in support revenues associated with legacy products partially offset by an increase in support revenues associated with the new "cd" line of products. It is anticipated that future support revenues from the "cd" product line will increase as systems become fully implemented due to delayed recognition of support revenue until systems are fully implemented.

Costs of software revenue was $640,000, or 98.2 % of software revenue, in the quarter ended June 30, 1999 compared to $726,000, or 55.7% of software revenue, in the same quarter of the prior year. Excluding amortization of capitalized and purchased software, costs of software revenue was $104,000, 16% of software revenue, in the current quarter as compared to $292,000, or 22.4% of software revenue, for the same period last year.

Costs of service revenue increased to $2,333,000, 72.8% of service revenue, for the quarter ended June 30, 1999, from $2,044,000, 42% of service revenue, for the same quarter of the prior year. The increase is primarily due to higher personnel costs. These costs were subsequently reduced in third quarter 1999.

Product development expenses for the quarter ended June 30, 1999 were $1,567,000, an increase of $820,000 from the same quarter of the prior year. The increase is due to higher personnel costs. These personnel costs were subsequently reduced in third quarter 1999.

Sales and marketing expenses for the quarter ended June 30, 1999 were $976,000, representing an increase of $326,000 from the comparable quarter in the prior year. This increase is attributable to the ebix.com product promotion.

General and administrative expenses for the quarter ended June 30, 1999 were $3,010,000, versus $1,388,000 in the comparable quarter in the prior year. The increase is primarily due to higher expenditures for bad debts, legal and audit fees, costs associated with the opening of the London, Singapore, and Atlanta offices, and improved employee benefits.

SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Total revenue, consisting of Software revenue and Service revenue, for the six months ended June 30, 1999 totaled $8,943,000, compared to $11,996,000 for the same period a year ago. For the six months ended June 30, 1999, total revenue is comprised of Software revenue of $2,152,000 and Services revenue of $6,791,000. For the same period the prior year Software revenue and Services revenue totaled $ 2,316,000 and $9,680,000, respectively. Software revenue decreased $164,000 due to Y2K purchase deferrals and a general softness in the software market. Services revenue decreased $2,889,000 due to a decrease in support revenues associated with legacy products partially offset by an increase in support revenues associated with the new

"cd" line of products. It is anticipated that future support revenues from the "cd" product line will increase as systems become fully implemented due to delayed recognition of support revenue until systems are fully implemented.

Costs of software revenue was $1,511,000, or 70.2% of software revenue, in the six months ended June 30, 1999 compared to $1,390,000, or 60.0% of software revenue, in the same period of the prior year. Excluding amortization of capitalized and purchased software, costs of software revenue was $380,000, 17.7% of software revenue, in the current quarter as compared to $514,000, or 22.2% of software revenue, for the same period last year.

Costs of service revenue increased to $4,950,000, 72.9% of service revenue, for the six month period ended June 30, 1999, from $3,885,000, 40.1% of service revenue, for the same period in the prior year. The increase is primarily due to higher personnel costs. These costs were subsequently reduced in third quarter 1999.

Product development expenses for the six months ended June 30, 1999 were $2,469,000, an increase of $1,233,000 from the same period in the prior year. The increase is due to higher personnel costs. These costs were subsequently reduced in third quarter 1999.

Sales and marketing expenses for the six months ended June 30, 1999 were $1,606,000, representing an increase of $51,000 from the same period in the prior year. This increase is attributable to the ebix.com product promotion.

General and administrative expenses for the six months ended June 30, 1999 were $5,081,000, versus $2,945,000 in the comparable period in the prior year. The increase is primarily due to higher expenditures for bad debts, legal and audit fees, costs associated with the opening of the London, Singapore, and Atlanta offices, and improved employee benefits.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the Company's ability to create, develop and achieve market acceptance of its ebix.com Internet browser, the Company's ability to effectively compete with other Internet based insurance services, the Company's dependence on strategic relationships to assist in promoting market acceptance of ebix.com, the need for and the availability and amount of future sources of capital, the risks associated with future acquisitions, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K dated December 31, 1998.


Part II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection the May 1996 private placement made in reliance on Section 4(2) under the Act, outstanding promissory notes having an aggregate value of $1,500,000 were exchanged for an aggregate of 300,000 unregistered units (a "Unit"). Each Unit consists of one share of unregistered common stock and an unregistered redeemable warrant exerciseable to purchase on share of unregistered common stock at an exercise price of $7.50 per share, subject to certain antidilutive adjustments. The shares and the redeemable warrants may be exercised at any time after the date of issuance of a period of three years. The Company can redeem the redeemable warrants any time subsequent to 180 days after the issuance if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.

Item 5. OTHER INFORMATION

Robin Raina was appointed to the additional post of president.
Richard Baum was appointed vice president and chief financial officer.


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

                                         DELPHI INFORMATION SYSTEMS, INC.



Date: August 13, 1999                     By   /s/Richard J. Baum
                                               -----------------------------
                                               Richard J. Baum
                                               Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                                            DESCRIPTION
------------------            ------------------------------------------------

       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.