Form 10-Q
period 1999-09-30
EBIX COM INC
filed 1999-11-15
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 EBIX.COM, INC.
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

             (1) Yes /X/ No / /                (2) Yes /X/ No / /
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 6,670,245 Shares as of October 31, 1999.

                                 EBIX.COM, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



Part I - FINANCIAL INFORMATION                                                     Page
                                                                                   ----
     Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 1999
              (unaudited) and December 31, 1998 ...........................         3

         Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 1999 and 1998 (unaudited) ........         4

         Consolidated Statements of Comprehensive Income for the Three
              And Nine Months Ended September 30, 1999 and 1998 (unaudited)         5

         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998 (unaudited) ...............         6

         Notes to Consolidated Financial Statements (unaudited) ...........         7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................        10

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk ..................................................        18

PART II - OTHER INFORMATION

     Item 2. Changes to Securities and Use of Proceeds ....................        18

     Item 4. Submission of Matters to a Vote of Security Holders ..........        18

     Item 5. Other Information ............................................        19

     Item 6. Exhibits and Reports on Form 8-K .............................        20

SIGNATURES ................................................................        20

                         EBIX.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  1999               1998
                                                                              (UNAUDITED)
                                                                               ---------          ----------
ASSETS
CURRENT ASSETS:
Cash                                                                              $  6,550         $  1,053
Accounts receivable, net                                                             6,850            6,378
Other current assets                                                                   286              310
                                                                                  --------         --------
    TOTAL CURRENT ASSETS                                                            13,686            7,741
Property and equipment, net                                                          1,814            1,899
Capitalized and purchased software, net                                              6,004            6,561
Other assets                                                                           352              344
                                                                                  --------         --------
TOTAL ASSETS                                                                      $ 21,856         $ 16,545
                                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                     $    430         $  4,032
Accounts payable and accrued liabilities                                             1,550            2,371
Accrued payroll and related benefits                                                   398              182
Deferred revenue                                                                     3,707            3,418
                                                                                  --------         --------
    TOTAL CURRENT LIABILITIES                                                        6,085           10,003
Notes payable-long term                                                                108              210
Other liabilities                                                                       44              265
                                                                                  --------         --------
TOTAL LIABILITIES                                                                    6,237           10,478
                                                                                  --------         --------


Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock,  $.10 par value, 2,000,000 shares authorized,
    Series D, 221 shares issued and outstanding                                         49               49
Common stock, $.10 par value:
    Non-designated, 20,000,000 shares authorized,
         10,249,336 and 7,395,449 issued and outstanding, in 1999 and 1998           1,025              740
Additional paid-in capital                                                          68,938           48,717
Accumulated deficit                                                                (54,439)         (43,516)
Cumulative foreign currency translation adjustment                                      46               77
                                                                                  --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                          15,619            6,067
                                                                                  --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 21,856         $ 16,545
                                                                                  ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                  1999              1998            1999              1998
                                                ---------        ---------        ---------         --------
REVENUES:
Software                                          $    536         $  3,107        $  2,688         $  5,423
Services                                             2,656            3,902           9,447           13,582
                                                  --------         --------        --------         --------
    TOTAL REVENUES                                   3,192            7,009          12,135           19,005

COSTS OF REVENUES:
Software                                               648              801           2,159            1,869
Services                                             2,134            2,341           7,084            6,548
                                                  --------         --------        --------         --------
    TOTAL COST OF REVENUES                           2,782            3,142           9,243            8,417
                                                  --------         --------        --------         --------
    GROSS MARGIN                                       410            3,867           2,892           10,588

OPERATING EXPENSES:
Product development                                  1,364              813           3,833            2,049
Sales and marketing                                  1,740              758           3,346            2,312
General and administrative                           1,232            1,375           6,313            4,321
Amortization of noncompete agreement                    49                -             145                -
                                                  --------         --------        --------         --------
    TOTAL OPERATING EXPENSES                         4,385            2,946          13,637            8,682
                                                  --------         --------        --------         --------

    OPERATING INCOME (LOSS)                         (3,975)             921         (10,745)           1,906

Interest (income) expense                              (14)             112             152              345
                                                  --------         --------        --------         --------

Income (loss) before income taxes                   (3,961)             809         (10,897)           1,561
Income tax provision (benefit)                           1                4              26              (48)
                                                  --------         --------        --------         --------

Net income (loss)                                 $ (3,962)        $    805        $(10,923)        $  1,609
                                                  ========         ========        ========         ========


Basic net income (loss) per common share          $  (0.39)        $   0.11        $  (1.23)        $   0.22
                                                  ========         ========        ========         ========

Diluted net income (loss) per common share        $  (0.39)        $   0.11        $  (1.23)        $   0.22
                                                  ========         ========        ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 1999                1998              1999                1998
                                                             ------------        ------------      ------------        ------------
         Net income (loss)                                      $ (3,962)              $ 805         $ (10,923)            $ 1,609

         Other comprehensive income (loss):
                 Foreign currency translation adjustment              13                   -               (31)                 (6)
                                                             ------------        ------------      ------------        ------------
         Comprehensive income (loss)                            $ (3,949)              $ 805         $ (10,954)            $ 1,603
                                                             ============        ============      ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1999               1998
                                                                                           ------------       ------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                                   $(10,923)           $ 1,609
          ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
               CASH USED IN OPERATING ACTIVITIES:
          Depreciation and amortization                                                            575                822
          Amortization of capitalized and purchased software                                     1,697              1,450
          Amortization of noncompete agreement                                                     145                  -
          Issuance of common stock as consideration for services provided                            -                 51
          CHANGES IN ASSETS AND LIABILITIES:
          Accounts receivable, net                                                                (472)            (2,894)
          Other current assets                                                                     109               (281)
          Accounts payable and accrued liabilities                                                (821)              (460)
          Accrued payroll and related benefits                                                     216                 80
          Other liabilities and deferred revenue                                                    68               (868)
                                                                                           ------------       ------------
          Net cash used in operating activities                                                 (9,406)              (491)
                                                                                           ------------       ------------

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                                    (490)              (740)
          Purchase of minority interest                                                            (50)                 -
          Expenditures for capitalized and purchased software                                   (1,140)            (2,149)
                                                                                           ------------       ------------
          Net cash used in investing activities                                                 (1,680)            (2,889)
                                                                                           ------------       ------------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings on (repayments of) notes payable                                           (3,704)             1,736
          Net proceeds from exercise of common stock warrants                                   19,565                  -
          Net proceeds from exercise of stock options                                              753                  -
                                                                                           ------------       ------------
          Net cash provided by financing activities                                             16,614              1,736
                                                                                           ------------       ------------

          Foreign currency translation adjustment                                                  (31)                (6)

          Net increase (decrease) in cash                                                        5,497             (1,650)
          Cash at the beginning of the period                                                    1,053              2,642
                                                                                           ------------       ------------
          Cash at the end of the period                                                        $ 6,550              $ 992
                                                                                           ============       ============

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Interest paid                                                                          $ 231              $ 337
          Income taxes paid                                                                          7                 10
          SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS:
          Common stock issued for purchase of minority interest                                    188                  -


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebix.com, Inc.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

Note 2.  NAME CHANGE TO ebix.com, Inc.

On October 22, 1999, the Company's shareholders approved a proposal to amend the Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc. Changing the Company's name reflects the migration of its products and services to the internet and its introduction of the internet insurance portal ebix.com.

Note 3. REVERSE STOCK SPLIT

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


Note 4. BANK LINE-OF-CREDIT

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

As of September 30, 1999, the Company had no borrowings under the bank line of credit.

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


Note 5.  REDEEMABLE WARRANTS

On March 31, 1999, the Company extended the expiration date to June 18, 1999, for unexercised warrants issued in connection with the May 1996 private equity placement. Each warrant may be converted to one share of common stock at an exercise price of $7.50 per share. For the nine month period ended September 30, 1999, 2,671,550 of the 3,841,100 warrants available have been exercised. Warrants to acquire 45,000 shares of stock expired on June 18, 1999.

Note 6.  EARNINGS PER SHARE



                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                             1999        1998             1999         1998
Net income (loss)                                             (3,962)         805          (10,923)       1,609
                                                          ------------------------    --------------------------
              Common stock-weighted
              average number of shares
              outstanding                                     10,213        7,395            8,910        7,393
                                                          ------------------------    --------------------------

              Common stock equivalents:
                          stock options                       (a)              18          (a)               14
                          warrants                            (a)               -          (a)                -
                          preferred stock                     (a)              10          (a)               10
                                                          ------------------------    --------------------------
                                      Total equivalents       (a)              28          (a)               24
                                                          ------------------------    --------------------------

              Total shares of common stock
              and equivalents (for diluted
              EPS)                                            10,213        7,423            8,910        7,417
                                                          ------------------------    --------------------------

              Basic EPS                                       $(0.39)      $ 0.11          $ (1.23)      $ 0.22
                                                          ------------------------    --------------------------

              Diluted EPS                                     $(0.39)      $ 0.11          $ (1.23)      $ 0.22
                                                          ------------------------    --------------------------

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

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company experienced negative operating cash flow of $9,406,000. The Company funded cash used in operating activities and investments primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of approximately $20,318,000, net of debt payments of $3,704,000.

Although the cash proceeds resulting from the recent exercise of stock warrants and options provide the Company with unused sources of capital, the Company continues to experience operating losses as well as negative cash flows. In addition, the Company's current product strategy has added the design and development of ebix.link, an Internet browser based product providing electronic transmission between insurance carriers and insurance brokers to the "ebix.global" product line (formerly the cd.global product line, which name was changed to reflect the Company's name change as discussed in Note 2). The Company launched ebix.com on September 8, 1999. The Company is aggressively pursuing the successful commercialization of this e-commerce insurance portal. However, ebix.com has not generated any revenue to date and there can be no assurance that ebix.com will ever create positive cash flows, increase revenues or achieve profitability.

CASH FLOW FROM OPERATIONS - Except for the nine months ended December 31, 1998 , the Company experienced significant operating losses in each fiscal year since 1993, along with declining revenue. Historically, the Company financed its operations through bank financing and private placements of equity capital.

Although the Company has implemented certain cost cutting measures, there can be no assurance that the Company will continue to experience improved financial results. In particular, the Company continues to aggressively pursue the commercialization of ebix.com. The commercialization of ebix.com may require additional sources of funds. In the event existing sources of liquidity are unattractive or inadequate to support the Company's current level of activity, the Company could be faced with liquidity concerns, which may result in potentially dilutive issuance of equity securities, the incurrence of additional debt, or revenue sharing with certain strategic partners. There can be no assurance that additional sources of liquidity will be available to the Company on a timely basis or with satisfactory terms.

During the nine months ended September 30, 1999, the Company experienced negative operating cash flow of $9,406,000, due principally to a net loss of $10,923,000 and an decrease in accounts payable of $821,000, partially offset by non cash depreciation and amortization expense of $2,417,000.

COMMON STOCK WARRANTS - During the nine months ended September 30, 1999, the Company received approximately $19,565,000 from the exercise of common stock warrants. These funds have been used to reduce borrowings and fund operating expenses and accounts payable.

On March 31, 1999, the Company extended the expiration date to June 18, 1999, for unexercised warrants issued in connection with the May 1996 private equity placement. The expiration date for the unexercised warrants was extended to allow warrant holders additional time to exercise the warrants, given the Company's need for additional capital. Although the proceeds from the exercise of the warrants currently provides the Company with adequate sources of capital, the Company expects to continue to require significant working capital while continuing to experience operating losses and negative cash flows. There can be no assurance that the Company will maintain an appropriate working capital level, which could have a material adverse effect on the Company's financial condition and results of operations.

As of October 31, 1999, the following common stock warrants were outstanding:



                                   Per Share
Number of Warrants               Exercise Price                   Expiration Date
------------------               --------------                   ---------------
           75,000                       $17.50                    December 1999
        1,038,100                        $7.50                     January 2000
           11,450                        $5.00                         May 2001

For those warrants listed above with a per share exercise price of $7.50, the Company may redeem the warrants at $.05 per warrant if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days.

COMMON STOCK OPTIONS - During the nine months ended September 30, 1999, the Company received approximately $753,000 from the exercise of outstanding stock options. As of October 31, 1999, there are outstanding vested options to purchase approximately 213,000 shares of common stock at an average strike price of $4.76 per share. The majority of outstanding options have expiration dates in excess of five years from September 30, 1999.

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

As of September 30, 1999, the Company had no borrowings under the bank line of credit.

In the event the Company's existing sources of liquidity are undesirable or inadequate to support the Company's current level of activity, management will endeavor to secure additional sources of liquidity. These sources may include additional issuances of debt or equity. The Company may consider transactions, which are dilutive. Dilutive transactions may require the approval of existing shareholders.

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

NEW ACCOUNTING STANDARDS - In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and in December 1998, issued SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions". For fiscal years beginning on or before March 15, 1999, SOP 98-4 and 98-9 defer the application of certain passages in SOP 97-2 which limit what is considered evidence of fair value of various elements of multiple element arrangements. Additionally, for transactions entered into in fiscal years beginning after March 15, 1999, SOP 98-9 provides for revenue recognition for certain software arrangements involving multiple elements where vendor specific evidence does not exist for delivered elements. Management is in the process of reviewing SOP 98-9 to determine its impact, if any, on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal year beginning January 1, 2001. The Company does not expect that SFAS No. 133 will have a significant effect on its current financial reporting.

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

The Company has developed and continues to monitor a multi-faceted, comprehensive plan to address the Year 2000 issue and its potential effect on the Company's business. This plan considers (a) Company-owned or licensed software for internal use; (b) third-party- provided software services used for internal use; (c) Company proprietary software marketed to customers; (d) third-party software embedded in the Company's proprietary software marketed to customers; and (e) third-party software marketed to customers. Additionally, the plan addresses alternatives and contingencies to address the possibility of situations whereby certain aspects of the Company's Year 2000 efforts are delayed or otherwise unsuccessful.

Internal-Use Software - The Company plans to address and resolve the Year 2000 issue with respect to internal financial and operational systems, such as general ledger, order management, accounts payable, billing, accounts receivable, fixed assets, time reporting and project management, by replacing substantially all of such internal-use systems with vendor-certified, Year 2000-compliant software systems that offer enhanced features and functionality relative to the Company's existing internal-use software systems. The Company has purchased a Year 2000-compliant system and has substantially completed implementation as of September 30, 1999. The out-of-pocket software, hardware and personnel cost estimates associated with this replacement system and requisite modifications to the Company's network infrastructure range from $500,000 to $750,000. The Company has entered a financing agreement with a third-party leasing company to finance the software cost of $225,000. Other implementation consulting services of approximately $265,000 will be paid on a monthly basis through the implementation period. Through September 30, 1999, approximately $100,000 has been incurred for implementation services. Additional operational systems (telephone, customer service) were determined not to be Year 2000 compliant and were replaced for approximately $630,000.

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

Software Marketed to Customers - The Company has used and intends to continue using both internal and external resources to re-program, replace and test its proprietary software products for Year 2000 compliance. The Company anticipates completing the Year 2000 project as soon as practical, but in any event before any anticipated adverse impact. The total cost of this Year 2000 project is estimated to be approximately $150,000 of which approximately $75,000 has been spent as of September 30, 1999. This project has been and will be funded through existing cash resources and operating cash flows.

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

The Company presently believes that with the conversion to new internal-use software and with the planned modifications to its products, the Year 2000 issue will not pose significant operational problems for the Company and/or its customers. However, if such conversions and modifications are not made, or are not made on a timely basis, the Year 2000 issue could have a material effect on the Company and customers utilizing certain products.

RESULTS OF OPERATIONS

The Company's current product strategy focuses on the introduction and successful commercialization of ebix.com. Although the Company is aggressively pursuing the development of this new Internet insurance portal, there can be no assurance that competing services or products incorporating more efficient technologies would not render ebix.com unmarketable. Further, market acceptance of ebix.com could depend upon the formation of relationships with strategic partners. There can be no assurance that the Company will be successful in forming strategic alliances or that such strategic alliances will not result in revenue sharing or potentially dilutive issuances of equity securities, all which could have a material adverse effect. The Company continues to provide the agency management product line which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk and "ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also has six "legacy" products including INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. These legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Legacy products will be maintained and supported as long as there is adequate economic and strategic justification.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

The Company's revenue is derived from the licensing and sale of internally developed and third party software ("Software") and from professional services, maintenance services, and support services ("Service"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue, consisting of Software revenue and Service revenue, for the quarter ended September 30, 1999 was $3,192,000, a $3,817,000, or 54%, decrease compared to the same quarter of the prior year.

Software revenue for the quarter was $536,000 in the current year versus $3,107,000 in the prior year. The decrease is primarily attributable to Y2K purchase deferrals and a general softness in the software market.

Service revenue for the quarter was $2,656,000 in the current year versus $3,902,000 in the prior year. The decrease is primarily due to a decrease in support revenues associated with legacy products partially offset by an increase in support revenues associated with the agency management line of products. It is anticipated that future support revenues from the agency management line will increase as systems become fully implemented due to delayed recognition of support revenue until systems are fully implemented.

Costs of software revenue was $648,000, or 120.9% of software revenue, in the quarter ended September 30, 1999 compared to $801,000, or 25.78% of software revenue, in the same quarter of the prior year. Excluding amortization of capitalized and purchased software, costs of software revenue was $81,000, 15.11% of software revenue, in the current quarter as compared to $227,000, or 7.31% of software revenue, for the same period last year.

Costs of service revenue decreased to $2,134,000, 80% of service revenue, for the quarter ended September 30, 1999, from $2,341,000, 60% of service revenue, for the same quarter of the prior year.

Product development expenses for the quarter ended September 30, 1999 were $1,364,000, an increase of $551,000 from the same quarter of the prior year. This increase is primarily due to a change in the focus of internal development personnel to projects that were not eligible for capitalization.

Sales and marketing expenses for the quarter ended September 30, 1999 were $1,740,000 representing an increase of $982,000 from the comparable quarter in the prior year. This increase is attributable to the ebix.com product promotion.

General and administrative expenses for the quarter ended September 30, 1999 were $1,232,000, versus $1,375,000 in the comparable quarter in the prior year. This decrease is due to reduced personnel expenses and related department expenses.




NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenue, consisting of Software revenue and Service revenue, for the nine months ended September 30, 1999 totaled $12,135,000, compared to $19,005,000 for the same period a year ago. For the nine months ended September 30, 1999, total revenue is comprised of Software revenue of $2,688,000 and Services revenue of $9,447,000. For the same period the prior year Software revenue and Services revenue totaled $5,423,000 and $13,582,000, respectively.

Software revenue decreased $2,735,000 due to Y2K purchase deferrals and a general softness in the software market. Services revenue decreased $4,135,000 due to a decrease in support revenues associated with legacy products partially offset by an increase in support revenues associated with the agency management product line. It is anticipated that future support revenues from the agency management product line will increase as systems become fully implemented due to delayed recognition of support revenue until systems are fully implemented.

Costs of software revenue was $2,159,000, or 80.32% of software revenue, in the nine months ended September 30, 1999 compared to $1,869,000, or 34.46% of software revenue, in the same period of the prior year. Excluding amortization of capitalized and purchased software, costs of software revenue was $462,000, 17.19% of software revenue, in the current quarter as compared to $419,000, or 7.73% of software revenue, for the same period last year.

Costs of service revenue increased to $7,084,000, 75% of service revenue, for the nine month period ended September 30, 1999, from $6,548,000, 48.21% of service revenue, for the same period in the prior year.

Product development expenses for the nine months ended September 30, 1999 were $3,833,000, an increase of $1,784,000 from the same period in the prior year. This increase is primarily due to a change in the focus of internal development personnel to projects that were not eligible for capitalization.

Sales and marketing expenses for the nine months ended September 30, 1999 were $3,346,000, representing an increase of $1,034,000 from the same period in the prior year. This increase is attributable to the ebix.com product promotion.

General and administrative expenses for the nine months ended September 30, 1999 were $6,313,000, versus $4,321,000 in the comparable period in the prior year. The increase is primarily due to higher expenditures for bad debts, legal and audit fees, costs associated with the opening of the London, Singapore, and Atlanta offices, and employee benefits costs.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the Company's ability to create, develop and achieve market acceptance of its ebix.com Internet insurance browser, the Company's ability to effectively compete with other Internet based insurance services, the Company's dependence on strategic relationships to assist in promoting market acceptance of ebix.com, the need for and the availability and amount of future sources of capital, the risks associated with future acquisitions, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K dated December 31, 1998.

Part II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the May 1996 private placement made in reliance on Section 4(2) under the Act, outstanding promissory notes having an aggregate value of $1,500,000 were exchanged for an aggregate of 300,000 unregistered units (a "Unit"). Each Unit consists of one share of unregistered common stock and an unregistered redeemable warrant exercisable to purchase one share of unregistered common stock at an exercise price of $7.50 per share, subject to certain antidilutive adjustments. The shares and the redeemable warrants may be exercised at any time after the date of issuance for a period of three years. The Company can redeem the redeemable warrants any time subsequent to 180 days after the issuance if the closing bid price for the common stock is at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first are redeemable.




Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on October 22, 1999, the following members were elected to the Company's Board of Directors, each by the respective vote indicated to the right of such nominee's name:




Nominee                  For                Against
Yuval Almong             8,811,518          256,648

William R. Baumel        9,011,853           56,313

Larry G. Gerdes          8,811,818          256,628

Abstentions and broker non-votes were not counted as either a vote for or against the nominees for director and had no effect in determining the outcome of the election for directors.

In addition to the election of the Company's Board of Directors, the stockholders of the Company approved the adoption of an amendment to the 1996 Stock Incentive Plan (the "1996 Plan"), which increased the number of shares of Common Stock available for grant under the 1996 Plan by 1,500,000 and which reflected the five for one reverse stock split effective May 6, 1998. The result of the vote by proxy and by ballot at such meeting was as follows: of the 9,068,166 shares constituting the quorum 4,616,117 votes for, 538,228 votes against and abstentions, which had the effect of a vote against the proposal and 3,913,821 broker non-votes, which had no effect on the outcome of the proposal.

The stockholders of the Company approved the adoption of the 1999 Stock Purchase Plan, which is intended to provide an opportunity for eligible employees to acquire a proprietary interest in the Company through the purchase of shares of Common Stock of the Company. The result of the vote by proxy and by ballot at such meeting was as follows: of the 9,068,166 shares constituting the quorum 4,702,759 votes for, 451,586 votes against and abstentions, which had the effect of a vote against the proposal and 3,913,821 broker non-votes, which had no effect on the outcome of the election.

The stockholders of the Company also approved a proposal to amend the Company's Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc. The result of the vote by proxy and by ballot at such meeting was as follows: of the 9,068,166 shares constituting the quorum 9,038,059 votes for, 30,107 votes against and abstentions, which had the effect of a vote against the proposal. There were no broker non-votes, which would have had the effect as a vote against the proposed amendment.

Item 5. OTHER INFORMATION

Effective September 15, 1999, the Board of Directors of the Company accepted the resignation of Max Seybold, as Chief Executive Officer and director. Effective September 23, 1999 Robin Raina was named Chief Executive Officer.

Effective October 22, 1999, the Company changed its name from Delphi Information Systems, Inc. to ebix.com, Inc. The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "EBIX".

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

None.





                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ebix.com, Inc.




Date: November 15, 1999                   By   /s/ Richard J. Baum
                                               ----------------------------
                                               Richard J. Baum
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                             ----------------------



EXHIBIT NO.                                       DESCRIPTION
------------------             --------------------------------------------------
       3                         Amendment to Certificate of Incorporation

       10.1                      InfoSpace Agreements with Delphi Information
                                 Systems, Inc.(*)

       10.2                      HP Agreements with Delphi Information Systems
                                 Inc.(*)

       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                 Commission for information only and not filed.

(*) contracts will be subsequently filed as an amendment hereto.