Form 10-K
period 1999-12-31
EBIX COM INC
filed 2000-06-01
CIK 814549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 EBIX.COM, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                             77-0021975
      (State or other jurisdiction of        (I.R.S. Employer Identification
               incorporation)                            Number)

             1900 E. Golf Road
            Schaumburg, Illinois                          60173
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (847) 789-3047

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class

                    Common Stock, par value $0.10 per share
                        Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

As of March 31, 2000, the number of shares of Common Stock outstanding was 11,367,574. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market System on such date, was approximately $78,464,618 (For this purpose, the Company has assumed, without determining, that Directors, Executive Officers, and holders of more than 10% of the Company's shares are affiliates).

Documents Incorporated by Reference -- None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EBIX.COM, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE REFERENCE
                                                                         --------------
                                PART I

Item 1.    Business....................................................         3

Item 2.    Properties..................................................         5

Item 3.    Legal Proceedings...........................................         5

Item 4.    Submission of Matters to a Vote of Security Holders.........         6

                               PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................         7

Item 6.    Selected Financial Data.....................................         9

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        10

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...        20

Item 8.    Financial Statements and Supplementary Data.................        21

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................        49

                               PART III

Item 10.   Directors and Executive Officers of the Registrant..........        49

Item 11.   Executive Compensation......................................        51

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................        57

Item 13.   Certain Relationships and Related Transactions..............        59

                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K....................................................        60

                                     PART I

ITEM 1.  BUSINESS

    ebix.com, Inc., formerly Delphi Information Systems, Inc., ("the Company") was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, ebix.com, Inc. is referred to as the "Company" while ebix.com(1) refers to the Company's website, including the Company's Internet browser based products described below. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer. In June 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. On July 23, 1996, the Company acquired a majority interest, and on January 1, 1999, the Company acquired the remaining minority interest in Complete Broking Systems ("CBS") of Auckland, New Zealand. On March 23, 1998, the Board of Directors adopted a resolution to change the Company's fiscal year end to December 31 effective in April 1998. On October 22, 1999, the Company's shareholders approved a proposal to amend the Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc.

    The Company is an international provider of software and Internet-based solutions for the insurance industry. The Company's revenue is derived primarily from the licensing and sale of software comprised of purchased software developed and third-party software and from professional services, maintenance, and support services. Professional services include consulting, implementation, training, and project management provided to the Company's customers with installed systems and those in the process of installing systems.

    The Company's software customer list includes a majority of the largest
100 brokerages and top 200 agencies in the United States and Canada, and many of the largest global brokers. The Company's software operates on approximately 75,000 workstations and terminals at more than 3,000 customer sites.

    PRODUCTS--The Company's product strategy focuses on the introduction and the successful commercialization of ebix.com.

    ebix.com is a website designed to meet the insurance needs of both the consumer and the insurance professional. ebix.com includes a virtual marketplace, ebix.mall, where consumers can define their desired policy coverages and seek competitive quotes from a number of agents, brokers and carriers in a timeframe defined by the consumer. ebix.com also includes ebix.link, an Internet browser-based product providing electronic information transmission between insurance carriers and insurance brokers.

    ebix.mall is expected to generate revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees. Although transactions have occurred on the website in 1999 and 2000, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link.

    In connection with the development of the website, the Company in August 1999, entered into agreements with Hewlett Packard and Infospace. See
Note 14 to the consolidated financial statements.

    Because the Company does not have the substantial capital at this time to adequately promote the website, the Company cannot predict whether, when or how the product will generate substantial revenues.

------------------------

(1)  ebix.com is a registered trademark of ebix.com, Inc.

    The Company continues to provide the agency management software product line which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; and "ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also has six "legacy" products including: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Legacy products will be maintained and supported as long as there is adequate economic and strategic justification. Customers utilizing legacy products will continue to be encouraged to migrate to newer products.

    During the second quarter of the fiscal year ended March 31, 1997 ("Fiscal 1997"), the Company discontinued the sale and marketing of computer hardware in order to focus the Company's resources on the development and sale of software and professional services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company.

    The software products offered by the Company range in price from $350 to $1,700 on a per license basis, but the total contract value for certain multiple-site global brokers is over $1,000,000. In the fiscal year ended December 31, 1999 ("Fiscal 1999"), no customer represented more than 10% of consolidated revenue. In the nine-month period ended December 31, 1998 ("Transition Period 1998") and fiscal year ended March 31, 1998 ("Fiscal 1998"), one domestic customer (including its foreign subsidiaries) accounted for approximately 16% and 11% of consolidated revenue, respectively. The accounts receivable relating to this customer were zero and $583,000 for the Transition Period 1998 and Fiscal 1998, respectively. The customer is a publicly traded multi-national insurance company listed on the New York Stock Exchange.

    SYSTEM DESIGN AND ARCHITECTURE--The Company's new product offerings utilize the latest technology. "ebix.global" is a client/server based system, which runs on an Oracle relational database software technology. ebix.com is a website, while "ebix.one" is operational on Btrieve.

    PRODUCT DEVELOPMENT--At December 31, 1999, the Company employed 35 full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, adaptation to newer software and hardware technologies, increasing responsiveness and the development and maintenance of the website.

    Product development expenditures were $5,452,000, $3,764,000, and $4,667,000 in Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively.

    COMPETITION--Management believes its principal competition is represented by four companies, two of which provide client/server based software systems that are comparable to those offered by the Company and two of which provide websites devoted to insurance sales. These companies are larger than the Company and may have greater financial resources.

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

    The Company is not aware of any large hardware company that offers software that specifically addresses the independent agency marketplace. However, certain large hardware suppliers do sell systems and systems' components to independent agencies. The Company, to a much lesser extent, also experiences competition from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware companies to supply systems to independent agencies.

    Key competitive factors in the Company's market are product technology, features and functions, ease of use, price, reputation, reliability, effects of insurance regulation, and quality of customer support and training. Key features of the Company's new ebix.com website product that the Company believes will be of competitive significance include: (i) the ability to complete end-to-end conversion of data from input to policy issuance, (ii) offering of both personal and commercial lines, (iii) provision of a new market to insurance brokers, insurance carriers and agents for expansion of their business, (iv) affording to insurance customers a marketplace in which insurance can be priced on an objective competitive basis, and (v) the ability to complete transactions online. Management believes that overall the Company competes favorably with respect to these factors.

    PROPRIETARY RIGHTS--The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company's software is unpatented.

    DEFERRED REVENUE--The Company traditionally invoices software maintenance and support on a quarterly or annual basis in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the respective software maintenance agreements.

    EMPLOYEES--At December 31, 1999, the Company had 135 employees, including
13 employees in sales and marketing, 35 employees in product development, 57 employees in customer service and operations, and 30 employees in general management, administration and finance. None of the Company's employees are presently covered by a collective bargaining agreement. Management believes that employee relations are good.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are in Schaumburg (Chicago), Illinois, where it leases approximately 6,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Schaumburg. The Schaumburg lease expires in December 2001. The Company leases additional office space of approximately 11,300 square feet in Atlanta, Georgia; approximately 12,000 square feet in Billerica, Massachusetts; approximately 12,000 square feet in Walnut Creek (San Francisco), California; approximately 17,500 square feet in Pittsburgh, Pennsylvania; approximately 6,000 square feet in Scarborough, (Toronto) Canada; approximately 1,500 square feet in Auckland, New Zealand; approximately 1,500 square feet in Sydney, Australia; approximately 1,000 square feet in London, England; and approximately 1,500 square feet in Singapore. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders, held on October 22, 1999, the following members were elected to the Company's Board of Directors, each by the vote indicated to the right of such nominee's name:

NOMINEE                                                      FOR      WITHHELD
-------                                                   ---------   --------
Yuval Almog.............................................  8,811,518   256,648

William R. Baumel.......................................  9,011,853    56,313

Larry G. Gerdes.........................................  8,811,818   256,628

    Abstentions and broker non-votes were not counted as either a vote for or withheld from the nominees for director and had no effect in determining the outcome of the election for directors.

    In addition to the election of the Company's Board of Directors, the stockholders of the Company approved the adoption of an amendment to the 1996 Stock Incentive Plan (the "1996 Plan"), which increased the number of shares of Common Stock available for grant under the 1996 Plan by 1,500,000 and which reflected the one-for-five reverse stock split effective May 6, 1998. The result of the vote by proxy and by ballot at such meeting was as follows: of the 9,068,166 shares constituting the quorum 4,616,117 votes for, 538,228 votes against and abstentions, which had the effect of votes against the proposal and 3,913,821 broker non-votes, which had no effect on the outcome of the proposal.

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

    The stockholders of the Company also approved a proposal to amend the Company's Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc. The result of the vote by proxy and by ballot at such meeting was as follows: of the 9,068,166 shares constituting a quorum 9,035,059 votes for, 30,107 votes against and abstentions, which had the effect of a vote against the proposal. There were no broker non-votes, which would have had the effect of a vote against the proposed amendment.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The principal market for the Company's Common Stock is the Nasdaq SmallCap Market. The Company's Common Stock trades under the symbol "EBIX*". As of March 31, 2000, there were 150 shareholders of record.

    The Company has not paid dividends on its Common Stock to date. There are no plans in the foreseeable future to do so.

    The following tables set forth the high and low closing bid prices for the Company's Common Stock for each calendar quarter in Fiscal 1999, Transition Period 1998, and Fiscal 1998 as restated to reflect the one-for-five reverse stock split effective May 8, 1998.

TWELVE MONTHS ENDED
DECEMBER 31, 1999                                               HIGH       LOW
-------------------                                           --------   --------
First quarter...............................................   $11.31     $7.56
Second quarter..............................................    10.50      7.94
Third quarter...............................................     9.75      6.50
Fourth quarter..............................................    11.19      6.69

NINE MONTHS ENDED
DECEMBER 31, 1998                                               HIGH       LOW
-----------------                                             --------   --------
April--June.................................................   $5.19      $3.60
July--September.............................................    5.50       2.91
October--December...........................................    8.50       2.94

TWELVE MONTHS ENDED
MARCH 31, 1998                                                  HIGH       LOW
-------------------                                           --------   --------
First quarter...............................................   $7.50      $5.15
Second quarter..............................................    9.05       4.70
Third quarter...............................................    7.05       4.40
Fourth quarter..............................................    4.85       3.15

    As of March 31, 2000 there were 11,367,574 shares of Common Stock outstanding and 221 shares of Series D Preferred Stock, par value $.10 per share outstanding.

NASDAQ SMALL CAP MARKET

    On April 20, 2000, the Company was notified of the determination of the NASDAQ Stock Market Staff to delist the Company's stock because of the delay in the Company's filing of its Form 10-K for the year ended December 31, 1999. The Company appealed. The appeal will stay the delisting pending the decision of a NASDAQ Listing Qualifications Panel that is scheduled to hear the appeal on June 1, 2000.

------------------------

* The symbol is EBIXE while the Company has overdue required filings with the Securities and Exchange Commission. The Company's Form 10-Q for the first quarter 2000 which was required to be filed by May 15, 2000, is expected to be filed in June 2000.

UNREGISTERED SECURITIES

    During fiscal 1999, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

(1) In connection with an agreement executed on August 20, 1999 with Hewlett-Packard Company, the Company issued warrants to purchase common stock of the Company, on the terms and for the consideration indicated in
    Note 11 to the Company's consolidated financial statements included in Item 8 of this Form 10-K and incorporated herein by reference. The exemption claimed from registration under the Securities Act of 1933 was
    Section 4(2), thereof, exempting transactions by an issuer not involving a public offering, based on the fact that the transaction was a private sale to a single substantial and sophisticated corporate investor.

(2) In connection with an agreement executed on August 31, 1999 with InfoSpace.com, the Company issued warrants to purchase common stock of the Company, on the terms and for the consideration indicated in Note 14 to the Company's consolidated financial statements included in Item 8 of this Form 10-K and incorporated herein by reference. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based on the fact that the transaction was a private sale to a single substantial and sophisticated corporate investor.

(3) The Company sold a total of 2,925,400 shares of its common stock on various dates in 1999 for an aggregate consideration of $21,940,500 to persons who held warrants issued in private placements by the Company in 1996 and 1997. The consideration paid per share consisted of the surrender of a warrant with respect to one share and $7.50 in cash. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based upon the fact that the sales were made exclusively to holders of warrants that had been issued in an earlier private placement. The shares issued on exercise of the warrants were subject to restrictions on resale.

(4) The Company sold a total of 188,550 shares of its common stock for an aggregate consideration of $942,750 to persons who held warrants issued in a private placement by the Company in 1996 and 1997 to the placement agent for the 1996 and 1997 private placements referred to in (3), above. The consideration paid per share consisted of the surrender of a warrant with respect to one share and $5.00 in cash. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions of an issuer not involving a public offering, based upon the fact that the sales were made exclusively to holders of warrants that had been issued in an earlier private placement. The shares issued on exercise of the warrants were subject to restrictions on resale.

(5) Options were granted to Tatum CFO Partners (see Item 11, Executive Compensation--Employment Agreement), on December 2, 1999, to a consultant to the Company, to purchase, respectively, 33,333 shares and 10,000 shares of the Company's Common Stock at per share exercise prices of $6.6656 and $9.1875, respectively. The consideration for such option issuances is services to the Company. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based on the fact that these transactions involved sales to an institution and a single consultant, respectively, in private transactions.

ITEM 6. SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            RESTATED (2)
                                                       -------------------------------------------------------
                                         YEAR             NINE MONTHS         FISCAL YEARS ENDED MARCH 31,
                                         ENDED               ENDED         -----------------------------------
                                   DECEMBER 31, 1999   DECEMBER 31, 1998     1998         1997          1996
                                   -----------------   -----------------   --------   -------------   --------
RESULTS OF OPERATIONS:
Revenue..........................       $ 12,511            $13,402        $20,926       $27,714      $ 44,081
Operating loss...................        (19,020)            (5,346)        (4,382)       (6,028)      (11,080)
NET LOSS.........................       $(19,060)           $(5,754)       $(3,806)      $(6,037)     $(11,793)
NET LOSS PER SHARE: (1)
Basic EPS........................       $  (2.05)           $ (0.78)       $ (0.52)      $ (0.99)     $  (6.84)
Diluted EPS......................       $  (2.05)           $ (0.78)       $ (0.52)      $ (0.99)     $  (6.84)
SHARES USED IN COMPUTING PER
  SHARE DATA: (1)
Basic EPS........................          9,279              7,395          7,347         6,093         1,724
Diluted EPS......................          9,279              7,395          7,347         6,093         1,724
FINANCIAL POSITION:
Assets...........................       $ 13,389            $ 8,063        $ 9,702       $17,838      $ 20,429
Short-term debt..................            217              4,032          1,923         1,600         3,030
Long-term debt...................            106                413            210            --         1,500
Stockholders' equity (deficit)...       $ (2,983)           $(4,517)       $ 1,256       $ 4,513      $ (3,306)

--------------------------
(1) Net loss per share and share data restated to reflect the one-for-five reverse stock split effective May 8, 1998.

(2) As a result of a comprehensive review that commenced in the first quarter of 2000, the Company determined that certain items of revenue and expense were incorrectly reported in previously issued financial statements. These principally related to revenue recognition, capitalized software and royalties. The Company has accordingly restated its financial results for the Transition Period 1998, Fiscal 1998, Fiscal 1997, Fiscal 1996 and prior. Unaudited quarterly financial data for Fiscal 1999 and Transition Period 1998 have also been restated. See Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As more fully described in the Notes to Consolidated Financial Statements, certain financial information in this filing has been restated to correct previously issued financial statements. The discussion in this item reflects those restatements.

    The Company's current product strategy has added the design and development of ebix.com to the "ebix.global" product line. The Company launched its website on September 8, 1999. The Company is pursuing the successful commercialization of this e-commerce insurance portal.

    ebix.com is a website designed to meet the insurance needs of both the consumer and the insurance professional. ebix.com includes a virtual marketplace, ebix.mall, where consumers can define their desired policy coverages and seek competitive quotes from a number of agents, brokers and carriers in a timeframe defined by the consumer. ebix.com also includes ebix.link, an Internet browser-based product providing electronic information transmission between insurance carriers and insurance brokers.

    ebix.mall is expected to generate revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting, and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees. Although transactions have occurred on the website in 1999 and 2000, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link.

    Because the Company does not have capital at this time to promote the website, the Company cannot predict whether, when or how the product will generate revenues.

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

    The consolidation of the industry will create a marketplace of fewer yet more sophisticated brokers and agents. In such an environment, the Company could be subject to heightened effects of competition, particularly with respect to product functionality, service and price.

RECENT DEVELOPMENTS

    At the Company's Annual Meeting held on October 22, 1999, shareholders:

    (i) Approved a proposal to amend the Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc. Changing the Company's name reflects the migration of its products and services to the Internet and its introduction of the Internet insurance portal ebix.com.

    (ii) Approved the adoption of an amendment to the 1996 Stock Incentive Plan which increased the number of shares of common stock available for grant under the 1996 Plan by 1,500,000 and which reflected the one-for-five reverse stock split effective May 6, 1998.

   (iii) Approved the adoption of the 1999 Stock Purchase Plan, which is intended to provide an opportunity for eligible employees to acquire a proprietary interest in the Company through the purchase of shares of common stock of the Company.

    On May 10, 1999, the Company dismissed Arthur Andersen LLP as the Company's independent accountants. On June 2, 1999, the Company engaged KPMG LLP as the Company's independent accountants. In April 2000, the Company engaged Arthur Andersen LLP to reaudit the Company's financial statements for the Transition Period 1998 and Fiscal 1998, and the financial statements included herein reflect the resulting restatements. See Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    Prior to January 1999, Delphi Information Systems International, Inc., a wholly-owned subsidiary of the Company, held a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Effective January 1, 1999, the Company acquired the remaining forty-six percent interest. The Company paid approximately $50,000 and issued 22,222 shares of the Company's common stock in exchange for the minority interest and a non-compete agreement from the two former shareholders. The fair market value of the consideration has been allocated to the non-compete agreement and is being amortized over the fifteen-month life of the agreement.

    An agreement was executed on August 20, 1999 with Hewlett-Packard Company ("H-P). An agreement with Infospace.com Inc. ("Infospace") was executed on August 31, 1999. See the discussion related to these agreements in the section Liquidity and Capital Resources.

    In the interest of making the comparisons of the results of operations in this report as meaningful as possible (in light of the effects of the change in the Company's fiscal year), the discussion below focuses on Fiscal 1999 compared to the pro forma twelve months ended December 31, 1998 as well as the Transition Period 1998 compared to the pro forma nine months ended December 31, 1997.

                             RESULTS OF OPERATIONS
                        EBIX.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              PRO FORMA     RESTATED(1)     PRO FORMA
                                                                TWELVE       TRANSITION        NINE
                                                  YEAR          MONTHS         PERIOD         MONTHS
                                                 ENDED          ENDED          ENDED          ENDED
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  1999           1998           1998           1997
                                              ------------   ------------   ------------   ------------
Revenue:
Software....................................       1,438          2,613         2,084          1,441
Services and other..........................      11,073         16,135        11,318         14,139
                                                 -------       --------        ------         ------
    Total revenue...........................      12,511         18,748        13,402         15,580
Operating expenses:
Software costs..............................       1,217            486         1,469          4,070
Services and other costs....................       9,168          7,744         6,190          7,072
Product development.........................       5,452          5,451         3,764          2,980
Sales and marketing.........................       4,768          3,010         2,109          2,647
General and administrative..................      10,551          6,478         5,026          2,895
Amortization and impairment of goodwill.....         375            222           190          1,001
                                                 -------       --------        ------         ------
  Total operating expenses..................      31,531         23,391        18,748         20,665
                                                 -------       --------        ------         ------
Operating (loss)............................     (19,020)        (4,643)       (5,346)        (5,085)

------------------------

(1) As a result of a comprehensive review that commenced in the first quarter of 2000, the Company determined that certain items of revenue and expense were incorrectly reported in previously issued financial statements. These principally related to revenue recognition, capitalized software and royalties. The Company has accordingly restated its financial results for the Transition Period 1998, Fiscal 1998, Fiscal 1997 and Fiscal 1996 and prior. Unaudited quarterly financial data for Fiscal 1999 and Transition Period 1998 have also been restated. See Note 2 to the consolidated financial statements.

    TOTAL REVENUE--The Company's revenue is derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue is comprised of software revenue and service revenue.

    - Total revenue for Fiscal 1999 decreased $6,237,000 or 33.3% from the comparable prior twelve-month period ended December 31, 1998.

    - Total revenue for Transition Period 1998 decreased $2,178,000 or 14.0% from the comparable prior nine-month period ended December 31, 1997.

    SOFTWARE REVENUE--The Company's current product strategy is centered on a new generation of products, collectively referred to as the ebix (formerly "cd") product line and are comprised of ebix.global (formerly "cd.global"), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk ebix.com, a website and ebix.one (formerly "cd.one"), a structured system utilizing many features of the Company's previous products.

    The Company also has six "legacy" products including; INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. Current legacy products will be maintained and supported as long as there is adequate economic and strategic justification. Customers utilizing legacy products will continue to be encouraged to migrate to newer products.

    Software revenue is comprised of revenue from the sale of ebix (formerly "cd") products, current legacy products, and other third party software. During the second quarter of Fiscal 1997, the Company discontinued the sale and marketing of computer hardware. The sale of hardware was discontinued in order to focus the Company's resources on the development and sale of software and services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company. This commission is included in other income.

    ebix.mall is expected to generate revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees. Although transactions have occurred on the website in 1999, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link.

    - Total software revenue for Fiscal 1999 decreased $1,175,000 or 45.0% from the comparable prior twelve-month period ended December 31, 1998. This decrease is due to Y2K purchase deferrals and a general decline in the software market for the Company's products.

    - Total software revenue for Transition Period 1998 increased $643,000 or 44.6% from the comparable prior nine-month period ended December 31, 1997. This increase is partially due to the introduction of ebix.global during the period.

SERVICES REVENUE--

    - Total services revenue for Fiscal 1999 decreased $5,062,000 or 31.4% from the comparable prior twelve-month period ended December 31, 1998. This decrease is due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

    - Total services revenue for Transition Period 1998 decreased $2,821,000 or 20.0% from the comparable prior nine-month period ended December 31, 1997. This decrease is primarily due to a decrease in support revenues associated with legacy products.

    SOFTWARE COSTS--Cost of Software revenue includes the cost of third party software and the amortization of purchased software cost.

    - Total software costs for Fiscal 1999 increased $731,000 or 150.4% from the comparable prior twelve-month period ended December 31, 1998. This increase is due to royalties incurred from the sale of third party software.

    - Total software costs for Transition Period 1998 decreased $2,601,000 or 63.9% from the comparable prior nine-month period ended December 31, 1997. This decrease is due to a decrease in amortization of purchased software.

    SERVICES AND OTHER COSTS--Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

    - Total services and other costs for Fiscal 1999 increased $1,424,000 or 18.4% from the comparable prior twelve-month period ended December 31, 1998. This increase is due to increased support costs associated with payments made under royalty agreements to buy back support business from a competitor.

    - Total services and other costs for Transition Period 1998 decreased $882,000 or 12.5% from the comparable prior nine-month period ended December 31, 1997. This decrease is due to reduced service revenue for the period.

    PRODUCT DEVELOPMENT EXPENSES--

    - Total product development expenses for Fiscal 1999 were comparable to prior twelve-month period ended December 31, 1998. This is related to development efforts associated with transferring the ebix.global and ebix.one projects to the website.

    - Total product development for Transition Period 1998 increased $784,000 or 26.3% from the comparable prior nine-month period ended December 31, 1997. This increase is primarily due to the increase in internal development costs related to ebix.global and ebix.one and the expenses associated with previously capitalized software costs.

    SALES AND MARKETING EXPENSES--

    - Total sales and marketing expenses for Fiscal 1999 increased $1,758,000 or 58.4% from the comparable prior twelve-month period ended December 31, 1998. This increase is primarily attributable to the ebix.com product promotion.

    - Total sales and marketing expenses for Transition Period 1998 decreased $538,000 or 20.3% from the comparable prior nine-month period ended December 31, 1997. The decrease is due to lower than average personnel levels during Transition Period 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES--

    - Total general and administrative expenses for Fiscal 1999 increased $4,073,000 or 62.8% from the comparable prior twelve-month period ended December 31, 1998. This increase is due to higher expenditures for bad debts, legal and audit fees, costs associated with the opening of the London, Singapore, and Atlanta offices, employee benefits, and compensation expense related to the issuance of stock options and warrants.

    - Total general and administrative expenses for Transition Period 1998 increased $2,131,000 or 73.6% from the comparable prior nine-month period ended December 31, 1997. This increase is primarily due to higher expenditures for bad debts, personnel costs, and facility costs.

AMORTIZATION AND IMPAIRMENT OF GOODWILL--

    - Total amortization of goodwill for Fiscal 1999 decreased $30,000 or 13.5% from the comparable prior twelve-month period ended December 31, 1998. This decrease is attributable to the annual amortization expense.

    - Total amortization of goodwill for Transition Period 1998 decreased $811,000 or 81.0% from the comparable prior nine-month period ended December 31, 1997. This decrease is attributable to the period amortization expense. Additionally, during the second quarter of Fiscal 1998, the Company made a strategic decision to discontinue enhancing and selling technology acquired in certain acquisitions. As a result, the unamortized goodwill of $770 related to these acquisitions was written off. This amount is included in amortization and impairment of goodwill in the accompanying consolidated statements of operations. Fair value was determined based on the discounted estimated expected future cash flows related to the goodwill.

IMPACT OF RESTATEMENT ON QUARTERLY FINANCIAL INFORMATION

    The restatement of the financial statements for Transition Period 1998 and the first three quarters of fiscal 1999 had the following impact on previously reported quarterly financial information. The Transition Period 1998 represents a nine month period and the quarters indicated below for this period represent the three months ended June 30, 1998 (First Quarter), September 30, 1998 (Second Quarter), and December 31, 1998 (Third Quarter). The Fourth Quarter fiscal 1999 results were not previously reported.

                                                 FIRST QUARTER            SECOND QUARTER           THIRD QUARTER
                                             ----------------------   ----------------------   ----------------------    FOURTH
                                             AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED    QUARTER
                                             -----------   --------   -----------   --------   -----------   --------   ---------
Transition Period December 31, 1998
  Total revenues...........................     $6,167      $5,386       $7,009      $4,735       $6,045      $3,281         --
  Net income (loss)........................        502        (339)         805      (1,122)        (806)     (4,293)        --
  Net income (loss) appliciable to common
    stockholders...........................        502        (339)         805      (1,122)        (806)     (4,293)        --
Net income (loss) per common share
  Basic....................................     $ 0.07      $(0.05)      $ 0.11      $(0.15)      $(0.11)     $(0.58)        --
  Diluted..................................       0.07       (0.05)        0.11       (0.15)       (0.11)      (0.58)        --

Year Ended December 31, 1999
  Total revenues...........................     $5,088      $4,429       $3,855      $3,690       $3,192      $2,928     $1,464
  Net loss.................................     (2,165)     (1,992)      (4,796)     (4,448)      (3,962)     (4,568)    (8,052)
Net loss appliciable to common
  stockholders.............................     (2,165)     (1,992)      (4,796)     (4,448)      (3,962)     (5,837)    (7,387)

Net loss per common share
  Basic....................................     $(0.28)     $(0.25)      $(0.55)     $(0.51)      $(0.39)     $(0.57)    $(0.71)
  Diluted..................................      (0.28)      (0.25)       (0.55)      (0.51)       (0.39)      (0.57)    $(0.71)

                        LIQUIDITY AND CAPITAL RESOURCES

    During 1999 the Company experienced negative operating cash flow of $13,333,000. The Company funded cash used in operating activities and investing activities primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of approximately $23,922,000.

    Although the cash proceeds resulting from the exercise of stock warrants and options provide the Company with unused sources of capital, the Company continues to experience operating losses as well as negative cash flows. In addition, the Company's current product strategy has added the design and development of ebix.com, which was launched on September 8, 1999; the Company is aggressively pursuing the successful commercialization of this e-commerce insurance portal. However, ebix.com has not generated any revenue to date and there can be no assurance that ebix.com will ever create positive cash flows, increase revenues or achieve profitability.

    The Company believes its cash balances, available credit facility and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months. However, the Company is currently faced with liquidity concerns. In order to meet the projected cash requirements of the business, it will be necessary for the Company to increase its revenue sources beyond those accessed during the past two years or secure financing sources, beyond those currently available, in order to continue as a going concern after the 2000 fiscal year.

    Management believes that the required financing sources to operate the business as a going concern will be secured, although there can be no assurances that such financing will be available or that it will be available on terms satisfactory to the Company.

    Management believes that there may be additional infusions of cash from the exercise of outstanding stock warrants. Management will endeavor to secure the necessary financing from other sources. Such sources could include one or more equity investors. Management intends to seek the required financing sources that are necessary in order to continue to operate the business.

    DEFERRED REVENUE--The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company's current liabilities at December 31, 1999 include deferred revenue of $3,045,865 and deposit liabilities of $2,323,709. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

    PRODUCT DEVELOPMENT--At December 31, 1999, the Company employed 35 full-time employees engaged in product development and activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures were $5,452,000, $3,764,000, and $4,667,000 for Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively.

    BANK LINE OF CREDIT--Effective January 1997, the Company established a line of credit up to $4,000,000 subject to borrowing base limits. Borrowings are secured by accounts receivable and certain other assets. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600,000. The agreement contains certain covenants including the maintenance of a minimum net worth of $2,000,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. At
December 31, 1998, the Company was in technical default under certain provisions of the line of credit.

    In December 1997, March 1998, and September 1998, the Company executed amendments to the line of credit agreement extending the maturity date of the agreement to January 31, 2001, altering the provisions of the early termination fee, and modifying the criteria for determining the amount available under the line. In accordance with the agreement, as amended, the Company could borrow one times average monthly recurring maintenance collections and seventy-five percent of eligible non-maintenance receivables, as defined. In April 1999 and October 1999 the Company executed additional amendments to the line of credit agreement. The April 1999 amendment waived the Company's previous default under the line of credit agreement. The October 1999 amendment provides for a forbearance period until the maturity date. Since July 1999 the Company has had no borrowings but, the Company is nevertheless obligated to pay to the lender minimum interest on the sum of $1,600,000 at prime plus 2.5%.

    NON-COMPETE NOTE PAYABLE--The Company entered into a non-compete agreement in connection with a January 1991 acquisition. The final installment of $400,000 was due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. As of December 31, 1999, the remaining balance was due in two equal annual payments of $119,574 (principal and interest). The January 2000 payment was paid by the Company.

    PRIVATE EQUITY PLACEMENTS--The Company completed two private equity placements in Fiscal 1997. In May 1996, the Company issued 2,140,000 units at a price of $5.00 per unit. In January 1997, the Company issued 1,126,100 units at a price of $5.00 per unit. Each unit consists of one share of common stock and a redeemable warrant. The two private equity placements provided net proceeds of approximately $14,971,000 to the Company.

    In conjunction with the May 1996 equity placement, outstanding promissory notes of $1,500,000 were converted into 300,000 units. Each unit consists of one share of common stock and a redeemable warrant. In addition, all Series C Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock were converted into 1,455,307 shares of common stock.

    REDEEMABLE WARRANTS--During the twelve months ended December 31, 1999, the Company received approximately $22,883,000 from the exercise of common stock warrants. These funds have been used to reduce borrowings and fund operating expenses and accounts payable.

    On March 31, 1999, the Company extended the expiration date to June 18, 1999, for unexercised warrants to acquire shares at an exercise price of $7.50 per share that had been issued in connection with the May 1996 private equity placement. The expiration date for the unexercised warrants was extended to allow warrant holders additional time to exercise the warrants, given the Company's need for additional capital. Although the proceeds from the exercise of the warrants currently provides the Company with adequate sources of capital, the Company expects to continue to require significant working capital as a result of operating losses and negative cash flows.

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

    The redeemable warrants were exercisable at any time after the date of issuance for a period of three years. The Company was entitled to redeem the redeemable warrants at any time subsequent to 180 days after issuance if the closing bid price for the common stock was at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first were redeemable.

    Between January 1, 2000 and January 16, 2000, the remaining warrants, related to the January 1997 issue of 1,126,100, which were due to expire on January 16, 2000, were exercised resulting in the issuance of 595,700 shares of common stock generating approximately $4,467,750 in cash.

    OTHER WARRANTS--In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At December 31, 1999, 11,450 shares may still be purchased under this warrant.

    In connection with a renewal of a line-of-credit agreement in December 1994, the Company issued to a bank a five-year warrant to purchase 75,000 shares of common stock at $17.50 per share. This warrant expired on December 31, 1999.

    On August 20, 1999, the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At December 31, 1999, the warrants represent the rights to purchase 502,217 and 461,220 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

    The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999. The first warrant is for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vests as follows: 62,500 on September 30, 1999, 62,500 on December 31, 1999 and 125,000
on March 31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. These warrants represent the rights to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant is exercisable in lieu of the Company paying invoices rendered by InfoSpace.com.

    COMMON STOCK OPTIONS--During the twelve months ended December 31, 1999, the Company received approximately $1,039,000 from the exercise of outstanding stock options. As of December 31, 1999, there are outstanding vested options to purchase approximately 328,000 shares of common stock at an average exercise price of $5.34 per share. The majority of outstanding options have expiration dates in excess of five years from December 31, 1999.

    NEW ACCOUNTING STANDARDS--In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Statement 133," the Company will adopt this standard in the first quarter of 2001. Based on current circumstances, the Company does not believe that the application of Statement 133 will have a material effect on the Company's financial condition or results of operations.

    EURO CONVERSION--Effective January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") have agreed to adopt a new common legal currency (the "euro"). The participating countries established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period transactions may be settled using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Conversion rates will no longer be computed directly from one legacy currency to another but rather will utilize a "triangulation" method specified by European Union regulations whereby payments made in a legacy currency are converted to the euro and subsequently converted to the recipient's desired legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in legacy currencies such that legacy currencies will no longer be legal tender for any transactions, completing the euro conversion.

    The Company currently has no bank accounts denominated in any legacy currency and has not entered into any material transactions denominated in any legacy currency. The Company has produced enhancements to certain software products marketed in Europe to accommodate the euro conversion process (the "euro module"). The cost to develop the euro module was not material and will be provided at minimal cost to existing customers under maintenance agreements. Management believes the euro module allows for the continued marketing and sale of the Company's products to customers requiring euro conversion capabilities.

    SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995--This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the effects of the Company's possible delisting from the NASDAQ Small Cap Market and the effects of the restatement of the Company's financial statements on the availability and terms of future sources of capital, the effects of such possible delisting and such restatement on the market for the Company's common stock, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, and the possible effects of insurance regulation on the Company's business. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in Australia, Canada, New Zealand, Singapore and the United Kingdom (UK) that develop and sell software products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. Dollar versus the Australian, Canadian, New Zealand and Singapore Dollars and the British pound.

    In Fiscal 1999, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholder's equity, was an unrealized loss of $197,000. Unrealized foreign currency translation loss of $19,000 and $14,000 were recognized in the 1998 Transition Period and Fiscal 1998, respectively.

    ebix.com's exposure to interest rate risk relates to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk therefore is the potential loss arising from adverse changes in interest rates. As further described in Note 7 to the consolidated financial statements included herein at
Part II, Item 8, and incorporated herein by reference, prior to Fiscal 1999 the Company's debt consists primarily of a floating-rate bank line-of credit. There were no borrowings on the line of credit since July 1999, however, the Company is obligated to pay the lender minimum interest on the sum of $1,600,000. Market risk is estimated as the potential increase in pretax loss resulting from a hypothetical 10% increase in interest rates on the Company's debt. If such an increase occurred, the Company would incur approximately $17,000 per annum in additional interest expense based on the average debt during Fiscal 1999. The Company does not feel such additional expense is significant. The actual adverse effect of an increase in interest rates will be greater or less than such amount dependent upon whether interest rates increase by more or less than 10%.

    The Company does not currently use any derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEPENDENT AUDITORS' REPORT

The Board of Directors
ebix.com, Inc.:

    We have audited the accompanying consolidated balance sheet of ebix.com, Inc. and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebix.com, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                          /s/ KPMG LLP

Chicago, Illinois

May 26, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ebix.com, Inc.:

    We have audited the accompanying consolidated balance sheet of ebix.com, Inc. (formerly known as Delphi Information Systems, Inc.) (a Delaware Corporation) and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the nine-month period ended December 31, 1998 and the year ended March 31, 1998 (1998 and prior as restated--See Note 2). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ebix.com, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the nine-month period ended December 31, 1998 and the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule for the nine-month period ended December 31, 1998 and year ended March 31, 1998 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois

May 26, 2000

                        EBIX.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                      RESTATED
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
ASSETS
Current assets:
Cash and cash equivalents...................................       $  7,055            $  1,053
Accounts receivable, less allowances of $1,004 and $1,068
  respectively
  Unbilled receivables......................................            120                 763
  Trade receivables.........................................          2,977               2,909
                                                                   --------            --------
    Total accounts receivable...............................          3,097               3,672
                                                                   --------            --------
Other receivables...........................................            332                  --
Prepaid expenses............................................             57                 217
Other current assets........................................            112                  66
                                                                   --------            --------
    TOTAL CURRENT ASSETS....................................         10,653               5,008
Property and equipment, net.................................          2,059               1,841
Purchased software, net.....................................             97                 185
Goodwill, net...............................................            503                 685
Other assets................................................             77                 344
                                                                   --------            --------
TOTAL ASSETS................................................       $ 13,389            $  8,063
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt...........................       $    217            $  4,032
Accounts payable and accrued expenses.......................          3,166               2,948
Accrued payroll and related benefits........................            827                 182
Current portion of capital lease payable....................             97                  22
Deposit liability...........................................          2,324               1,185
Deferred revenue............................................          3,046               3,489
                                                                   --------            --------
    TOTAL CURRENT LIABILITIES...............................          9,677              11,858
Long term debt, less current portion........................            106                 413
Long term capital lease payable, less current portion.......            623                 309
                                                                   --------            --------
TOTAL LIABILITIES...........................................         10,406              12,580
                                                                   --------            --------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Series D Preferred stock, $.10 par value,
  2,000,000 shares authorized, 221 shares issued and
  outstanding...............................................             49                  49
Common stock, $.10 par value, 20,000,000 shares authorized,
  10,763,549 and 7,395,414 issued and outstanding,
  respectively..............................................          1,076                 740
Additional paid-in capital..................................         76,687              48,717
Deferred compensation.......................................         (1,549)                 --
Accumulated deficit.........................................        (73,166)            (54,106)
Accumulated other comprehensive (loss) income...............           (114)                 83
                                                                   --------            --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................          2,983              (4,517)
                                                                   --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........       $ 13,389            $  8,063
                                                                   ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                        EBIX.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  RESTATED
                                                                     ----------------------------------
                                                                        NINE MONTHS
                                                    YEAR ENDED             ENDED           YEAR ENDED
                                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                                 -----------------   -----------------   --------------
REVENUE:
Software.......................................      $  1,438             $ 2,084           $  1,970
Services and other.............................        11,073              11,318             18,956
                                                     --------             -------           --------
  TOTAL REVENUE................................        12,511              13,402             20,926

OPERATING EXPENSES:
Software costs.................................         1,217               1,469              3,087
Services and other costs.......................         9,168               6,190              8,626
Product development............................         5,452               3,764              4,667
Sales and marketing............................         4,768               2,109              3,548
General and administrative.....................        10,551               5,026              4,347
Amortization and impairment of goodwill........           375                 190              1,033
                                                     --------             -------           --------
  TOTAL OPERATING EXPENSES.....................        31,531              18,748             25,308
                                                     --------             -------           --------
  OPERATING LOSS...............................       (19,020)             (5,346)            (4,382)

Interest income................................          (123)                 --               (120)
Interest expense...............................           290                 366                400
Minority interest..............................            --                 102                 --
Other income...................................          (220)               (308)              (757)
                                                     --------             -------           --------

Loss before income taxes.......................       (18,967)             (5,506)            (3,905)
Income tax provision (benefit).................            93                 248                (99)
                                                     --------             -------           --------

Net loss.......................................      ($19,060)            ($5,754)          ($ 3,806)
                                                     ========             =======           ========

Basic net loss per common share................      ($  2.05)            ($ 0.78)          ($  0.52)
                                                     ========             =======           ========

Diluted net loss per common share..............      ($  2.05)            ($ 0.78)          ($  0.52)
                                                     ========             =======           ========

Weighted average shares outstanding:
  Basic........................................         9,279               7,395              7,347
                                                     ========             =======           ========
  Diluted......................................         9,279               7,395              7,347
                                                     ========             =======           ========

The accompanying notes are an integral part of these consolidated financial statements.

                        EBIX.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                              -------------------   ---------------------    PAID-IN       DEFERRED     ACCUMULATED
                                               SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT
                                              --------   --------   ----------   --------   ----------   ------------   -----------
BALANCE, MARCH 31, 1997, AS PREVIOUSLY
  REPORTED..................................       221    $   49     7,270,234    $  727     $48,167       $    --       ($40,611)
Cumulative effect of prior period
  adjustments...............................        --        --            --        --          --            --         (3,935)
                                              --------    ------    ----------    ------     -------       -------       --------
RESTATED BALANCE, MARCH 31, 1997............       221        49     7,270,234       727      48,167            --        (44,546)
                                              --------    ------    ----------    ------     -------       -------       --------
Net loss, restated..........................        --        --            --        --          --            --         (3,806)
Other comprehensive loss--translation
  adjustment................................        --        --            --        --          --            --             --
  Comprehensive loss........................
Exercise of stock options...................        --        --       112,100        12         489            --             --
Shares sold under employee stock purchase
  plan......................................        --        --         2,126        --          11            --             --
Issuance of common stock as consideration
  for services provided.....................        --        --        10,989         1          50            --             --
                                              --------    ------    ----------    ------     -------       -------       --------
RESTATED BALANCE, MARCH 31, 1998............       221        49     7,395,449       740      48,717            --        (48,352)
                                              --------    ------    ----------    ------     -------       -------       --------
Net loss, restated..........................        --        --            --        --          --            --         (5,754)
Other comprehensive loss--translation
  adjustment................................        --        --            --        --          --            --             --
  Comprehensive loss........................
Purchase of fractional shares due to reverse
  stock split...............................        --        --           (35)       --          --                           --
                                              --------    ------    ----------    ------     -------       -------       --------
RESTATED BALANCE, DECEMBER 31, 1998.........       221        49     7,395,414       740      48,717            --        (54,106)
                                              --------    ------    ----------    ------     -------       -------       --------
Net loss....................................        --        --            --        --          --            --        (19,060)
Translation adjustment......................        --        --            --        --          --            --             --
Other comprehensive loss--translation
  adjustment................................
Exercise of stock options...................        --        --       231,963        23       1,016                           --
Exercise of stock warrants..................        --        --     3,113,950       311      22,572                           --
Acquisition of Delphi Australia.............                            22,222         2         187
Short swing profits.........................                                                     285
Deferred compensation related to the
  issuance of options and warrants..........                                                   3,910        (1,549)
                                              --------    ------    ----------    ------     -------       -------       --------
BALANCE, DECEMBER 31, 1999..................       221    $   49    10,763,549    $1,076     $76,687       ($1,549)      ($73,166)
                                              --------    ------    ----------    ------     -------       -------       --------

                                               ACCUMULATED
                                                  OTHER
                                              COMPREHENSIVE              COMPREHENSIVE
                                              (LOSS) INCOME    TOTAL         LOSS
                                              -------------   --------   -------------
BALANCE, MARCH 31, 1997, AS PREVIOUSLY
  REPORTED..................................     $  116       $ 8,448
Cumulative effect of prior period
  adjustments...............................                   (3,935)
                                                 ------       -------
RESTATED BALANCE, MARCH 31, 1997............        116         4,513
                                                 ------       -------
Net loss, restated..........................         --        (3,806)     ($ 3,806)
Other comprehensive loss--translation
  adjustment................................        (14)          (14)          (14)
                                                                           --------
  Comprehensive loss........................                               ($ 3,820)
                                                                           ========
Exercise of stock options...................         --           501
Shares sold under employee stock purchase
  plan......................................         --            11
Issuance of common stock as consideration
  for services provided.....................         --            51
                                                 ------       -------
RESTATED BALANCE, MARCH 31, 1998............        102         1,256
                                                 ------       -------
Net loss, restated..........................         --        (5,754)     ($ 5,754)
Other comprehensive loss--translation
  adjustment................................        (19)          (19)          (19)
                                                                           --------
  Comprehensive loss........................                               ($ 5,773)
                                                                           ========
Purchase of fractional shares due to reverse
  stock split...............................
                                                 ------       -------
RESTATED BALANCE, DECEMBER 31, 1998.........         83        (4,517)
                                                 ------       -------
Net loss....................................         --       (19,060)     ($19,060)
Translation adjustment......................       (197)         (197)         (197)
                                                                           --------
Other comprehensive loss--translation
  adjustment................................                               ($19,257)
                                                                           ========
Exercise of stock options...................         --         1,039
Exercise of stock warrants..................                   22,883
Acquisition of Delphi Australia.............                      189
Short swing profits.........................                      285
Deferred compensation related to the
  issuance of options and warrants..........                    2,361
                                                 ------       -------
BALANCE, DECEMBER 31, 1999..................     ($ 114)      $ 2,983
                                                 ------       -------

The accompanying notes are an integral part of these consolidated statements.

                        EBIX.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           RESTATED         RESTATED
                                                                       -----------------   ----------
                                                         YEAR ENDED       NINE MONTHS      YEAR ENDED
                                                        DECEMBER 31,         ENDED         MARCH 31,
                                                            1999       DECEMBER 31, 1998      1998
                                                        ------------   -----------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................    ($19,060)         ($5,754)        ($3,806)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
  BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization.........................         676              481           1,281
Amortization of purchased software....................          88              360             818
Amortization and impairment of goodwill...............         182              190           1,033
Amortization of non-compete agreement.................         189               --              --
Stock-based compensation..............................       2,361               --              51
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable, net..............................         (68)           1,135             434
Unbilled receivables, other receivables, prepaid
  expenses and other current assets...................         740             (162)           (174)
Accounts payable and accrued expenses.................         218              870          (2,589)
Accrued payroll and related benefits..................         645             (237)           (201)
Deposit liability and deferred revenue................         696            1,092          (2,754)
                                                          --------          -------         -------
Net cash used in operating activities.................     (13,333)          (2,025)         (5,907)
                                                          --------          -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..................................        (894)            (184)           (980)
Purchase of minority interest.........................         (50)              --              --
                                                          --------          -------         -------
Net cash used in investing activities.................        (944)            (184)           (980)
                                                          --------          -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on (repayments of) debt....................      (4,120)           2,312             533
Repayments of capital lease obligation................         389               97             132
Proceeds from exercise of common stock warrants.......      22,883               --              --
Proceeds from exercise of common stock options........       1,039               --             512
Proceeds from investor short swing profits............         285               --              --
                                                          --------          -------         -------
Net cash provided by financing activities.............      20,476            2,409           1,177
                                                          --------          -------         -------
Foreign currency translation adjustment...............        (197)             (19)            (14)
Net change in cash and cash equivalents...............       6,002              181          (5,724)
Cash and cash equivalents at the beginning of the
  period..............................................       1,053              872           6,596
                                                          --------          -------         -------
Cash and cash equivalents at the end of the period....       7,055            1,053             872
                                                          --------          -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid.........................................    $    273          $   355         $   206
Income taxes paid.....................................         224               21              --

The accompanying notes are an integral part of these consolidated financial statements.

                        EBIX.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF BUSINESS--ebix.com, Inc. (formerly known as Delphi Information Systems, Inc.) and Subsidiaries, (the "Company") market software to independent insurance agents and brokers operating in the property and casualty insurance industry, and provide customer support and maintenance services, as well as other implementation and consulting services such as training, data conversion and installation. During 1999, the Company designed and developed ebix.link, an Internet browser-based product providing electronic transmission between insurance carriers and insurance brokers. The Company launched ebix.com on September 8, 1999. ebix.com is a website designed to meet the insurance needs of both the consumer and the insurance professional. ebix.com includes a virtual marketplace, ebix.mall, where consumers can define their desired policy coverages and seek competitive quotes from a number of agents, brokers and carriers in a timeframe defined by the consumer. ebix.com also includes ebix.link. The Company is pursuing the successful commercialization of this e-commerce insurance portal.

    FINANCING ISSUES--The Company experienced decreased revenue, net income and operating cash flow in the twelve months ended December 31, 1999 ("Fiscal 1999"). The Company had experienced significant operating losses in each fiscal year since 1993, along with declining revenue. During these loss periods, the Company financed its operations through bank financing and private placements of equity capital.

    The Company is currently faced with long term liquidity concerns. In order to meet the projected cash requirements of the business, it will be necessary for the Company to increase its revenue sources beyond those accessed during the past two years or secure financing sources, beyond those currently available, in order to continue as a going concern after the 2000 fiscal year.

    Management believes that the required financing to operate the business as a going concern will be obtained, although there can be no assurances that such financing will be available or that it will be available on terms satisfactory to the Company.

    Management believes that there may be additional infusions of cash from the exercise of outstanding stock warrants. Management will endeavor to secure the necessary financing from other sources. Such sources could include one or more equity investors.

    Management intends to aggressively seek the required capital sources that are necessary in order to continue to operate the business. Management continues to believe that the Company is well suited to take advantage of the current market opportunities. Upon obtaining the necessary financing, the Company will continue to aggressively market its products and services, fund development and monitor costs to ensure the Company's products incorporate state-of-the-art technologies and provide customers with value-added solutions.

    CONSOLIDATION--The consolidated financial statements include the accounts of ebix.com, Inc., ("ebix USA"), its wholly owned subsidiary, Delphi Information Systems International, Inc., ("Delphi International"), both Delaware corporations and all subsidiaries of Delphi International. Wholly owned subsidiaries of Delphi International include Canadian Insurance Computer Systems, Inc. ("Delphi Canada"), Delphi Information Systems, (UK) Ltd., Delphi Information Systems, (NZ) Ltd., Complete Broking Systems Australia PTY, Ltd, Complete Broking Systems (Malaysia), Sdn. Bhd. and Delphi Information Systems PTE (Singapore) Ltd. The Company has an insignificant amount of long-lived assets located outside of the United States in foreign operations as of December 31, 1999 and 1998.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
Foreign operations delivered software and provided related services to external customers accounting for approximately 18%, 23%, and 11% of consolidated revenue for Fiscal 1999, the nine-months ended December 31, 1998 ("Transition Period 1998") and the year ended March 31, 1998 ("Fiscal 1998"), respectively.

    FISCAL YEAR--Prior to April 1998, the Company's fiscal year consisted of the twelve-months ended March 31st. Effective April 1998, the Company changed its year-end to December 31st.

    REVENUE RECOGNITION--In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", which supersedes SOP 91-1, "Software Revenue Recognition". Prior to March 31, 1998, the Company recorded revenue in compliance with SOP 91-1. The Company adopted SOP 97-2 for software transactions subsequent to March 31, 1998. The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses, and is generally recognized upon delivery together with the Company's license revenue. Training, data conversion, installation and consulting services are generally recognized as revenue when the services are performed and collectibility is reasonably assured. Revenue for maintenance and support service is recognized ratably over the term of the support agreement. For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue have not been recognized. In addition, all costs incurred in connection with these contracts have been expensed as the Company has been unable to estimate the total cost to achieve customer acceptance. Deferred revenue primarily includes maintenance and support payments or billings that have been received or recorded prior to performance. Deposit liability includes cash that has been received related to software products for which customer acceptance has not occurred. Revenue is allocated to each element of multi-element arrangements based on the price charged for the sale of each element separately. In certain contracts, maintenance for the first year is bundled with software fees. Unbundling of the maintenance is based on the price charged for renewal maintenance.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost which approximates fair value.

    COMPUTER SOFTWARE--Effective as of January 1, 1999, the Company has adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are capitalized provided these costs will be recoverable. During 1999, $323 of costs related to the implementation of the Company's new accounting system were capitalized and will be amortized over the expected useful life of the new system of 5 years.

    SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE--The Company's policy is to capitalize internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software To be Sold, Leased or Otherwise Marketed." Under SFAS 86, capitalization of software development

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. The Company's internally developed software costs have been expensed due to the uncertainty of when technological feasibility was reached and the lack of underlying support.

    Purchased software relates to technology acquired in connection with the acquisition of Complete Brokering Systems of Auckland, New Zealand in Fiscal 1997 and the acquisition of Mountain States, Inc. in Fiscal 1994. Prior to Fiscal 1999, purchased software costs were amortized over 60 months. During Fiscal 1999, the amortization period was shortened to 45 months due to the introduction of ebix.com. Amortization expense was $87, $360 and $818 for Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively.

    Net purchased software costs at December 31, 1999 and December 31, 1998 consist of the following:

                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------
Total cost..................................        $345                $345
Less accumulated amortization...............        (248)               (160)
                                                    ----                ----
                                                    $ 97                $185
                                                    ====                ====

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term. Repairs and maintenance are charged to expense as incurred and major improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives are as follows:

ASSET CATEGORY                                                  LIFE
--------------                                                --------
Computer equipment..........................................     5
Computer software...........................................     3
Furniture, fixtures and other leasehold improvements........     7

    GOODWILL--Goodwill is amortized on the straight-line method over 5 years. Accumulated goodwill amortization was $764, $581, and $391 for Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively. Goodwill amortization expense was $182, $190 and $263 for Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively. Under certain conditions, such as a change in profitability, the Company estimates the future undiscounted net cash flows before interest of the operating units to which the goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of goodwill is reduced by the estimated shortfall of cash flows on a discounted basis.

    INCOME TAXES--The Company follows the asset and liability method of accounting for income taxes pursuant to (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    EARNINGS (LOSS) PER SHARE--Basic earnings per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for Fiscal 1999, Transition Period 1998, and Fiscal 1998 were 9,279,000, 7,395,000 and 7,347,000 respectively. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 1999 and 1998, the Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for Fiscal 1999, Transition Period 1998, and Fiscal 1998, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. For Fiscal 1999, Transition Period 1998, and Fiscal 1998, there were 238,315, 18,574, and 21,744 shares, respectively, potentially issuable with respect to stock options, warrants and convertible preferred stock, which could dilute Basic EPS in the future. Between January 1, 2000 and January 16, 2000 warrants which were due to expire on January 16, 2000, were exercised for 595,700 shares of common stock generating approximately $4,468 in cash.

    FOREIGN CURRENCY TRANSLATION--The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from the translation are deferred and included in the accompanying consolidated statements of stockholders' equity (deficit).

    USE OF ESTIMATES--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    SEGMENT REPORTING--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 15.

    CONCENTRATIONS--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In Fiscal 1999 no customer represented more than 10% of consolidated revenue. In Transition Period 1998

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
and Fiscal 1998, one domestic customer (including its foreign subsidiaries) accounted for approximately 16% and 11% of consolidated revenue, respectively. The accounts receivable relating to this customer totaled zero and $583 at December 31, 1998 and March 31, 1998, respectively. The customer is a publicly traded multi-national insurance company listed on the New York Stock Exchange. The Company reviews a customer's credit history before extending credit.

    The Company currently utilizes hardware, software and services that support its website, an important component of its new operations, from two third-party vendors under operating service agreements. Although there is a limited number of website service companies, management believes that other vendors could provide the Company with these website services. The terms of the current operating service agreements provide for fixed and variable payments, which are based on revenues realized by the Company.

    EMPLOYEE STOCK OPTIONS--The Company accounts for stock options issued to employees in accordance with Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for options and warrants issued to employees. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options.

    NON-EMPLOYEE STOCK COMPENSATION--The Company accounts for stock compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issue Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services." SFAS 123 establishes a fair value based method of accounting for stock based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

    ADVERTISING--Advertising costs are expensed as incurred. Advertising costs amounted to $2,035, $138 and $70 in Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

    OTHER INCOME--Other income includes hardware sales and commissions, reimbursed travel and entertainment expenses, and sublease income. Reimbursed travel and entertainment expenses are offset by expenses incurred by the Company which total $358, $649 and $148, in Fiscal 1999, Transition Period 1998, and Fiscal 1998, respectively. Sublease income is offset by expenses incurred by the Company which total $206, $246 and $380, in Fiscal 1999, Transition Period 1998 and Fiscal 1998, respectively.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    Other income, net, is comprised of the following:

                                                                  TRANSITION
                                                        FISCAL      PERIOD      FISCAL
                                                         1999        1998        1998
                                                       --------   ----------   --------
Hardware.............................................    $  9        $378        $828
Reimbursed travel and entertainment..................      --          --          --
Sublease income......................................      20         (70)        (71)
Gain on APT investment (Note 4)......................     191          --          --
                                                         ----        ----        ----
Total................................................    $220        $308        $757
                                                         ----        ----        ----

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

    Cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses--The carrying amount of these items are a reasonable estimate of their fair value due to the short maturity of these items.

    Notes payable--Rates currently available to the Company for notes payable with similar terms are used to estimate its fair value. Accordingly, the carrying amount of notes payable is a reasonable estimate of its fair value.

NOTE 2. RESTATEMENTS AND RECLASSIFICATIONS:

    The Company has restated and reclassified its consolidated financial statements for Transition Period 1998 and Fiscal 1998. The cumulative after-tax effect for periods prior to April 1, 1997 has been reflected as a charge to beginning retained earnings in the consolidated statements of stockholders' equity (deficit). Unaudited quarterly financial data for Fiscal 1999 and Transition Period 1998, as shown in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K, has also been restated and reclassified. Except as otherwise stated, all information presented in the consolidated financial statements and related notes reflects all such restatements and reclassifications.

    As a result of a comprehensive review that commenced in the first quarter of 2000, the Company determined that certain items of revenue and expense were incorrectly reported in previously issued financial statements. These items principally related to revenue, capitalized software and royalties. The revenue recognition restatements primarily related to the ebix.global product, for which customer acceptance was not achieved. The capitalized software restatements primarily relate to the uncertainty of when technological feasibility was reached and the lack of underlying support. The restatements to royalties primarily relate to the costs associated with third party software sales. Other restatements primarily relate to foreign taxes, minority interest and employee bonuses.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2. RESTATEMENTS AND RECLASSIFICATIONS: (CONTINUED)
    A summary of the restatement by category is as follows:

                                                         CUMULATIVE RESTATEMENTS
                                                        THROUGH DECEMBER 31, 1998
                                                        -------------------------
Revenues..............................................            (3,817)
Capitalized software..................................            (5,682)
Royalties.............................................              (343)
Other.................................................              (749)
                                                                 -------
Total.................................................           (10,591)
                                                                 -------

    The Company also reclassified certain income items in previously issued financial statements. The effect of such reclassification is to decrease various expense categories and increase other income by amounts which had been included in software revenue. Such reclassifications, which did not change the net loss, affected various line items within the consolidated statements of operations.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2. RESTATEMENTS AND RECLASSIFICATIONS: (CONTINUED)
    The effect of such reclassifications and the restatements discussed above on the statement of operations line items is shown in the following table:

                                                     AS PREVIOUSLY                                         AS
                                                       REPORTED      RESTATEMENTS   RECLASSIFICATIONS   RESTATED
                                                     -------------   ------------   -----------------   --------
FISCAL 1998
REVENUE:
Software...........................................     $  3,509       ($   71)          ($1,468)       $ 1,970
Services and other.................................       18,956            --                --         18,956
                                                        --------       -------           -------        -------
  TOTAL REVENUE....................................       22,465           (71)           (1,468)        20,926
Operating expenses:
Software costs.....................................        2,795           419              (127)         3,087
Services and other costs...........................        9,203            --              (577)         8,626
Product development................................        3,510           (92)            1,249          4,667
Sales and marketing................................        3,587            --               (39)         3,548
General and administrative.........................        4,414            (6)              (61)         4,347
Amortization and impairment of goodwill............          136            --               897          1,033
Restructuring charges..............................        2,053            --            (2,053)            --
                                                        --------       -------           -------        -------
  TOTAL OPERATING EXPENSES.........................       25,698           321              (711)        25,308
                                                        --------       -------           -------        -------
  OPERATING INCOME (LOSS)..........................       (3,233)         (392)             (757)        (4,382)
Interest income....................................         (120)           --                --           (120)
Interest expense...................................          392             8                --            400
Minority interest..................................           --            --                --             --
Other income.......................................           --            --              (757)          (757)
                                                        --------       -------           -------        -------
Loss before income taxes...........................       (3,505)         (400)                0         (3,905)
Income tax (benefit)...............................          (99)           --                --            (99)
                                                        --------       -------           -------        -------
Net loss...........................................     ($ 3,406)      ($  400)          $     0        ($3,806)
                                                        ========       =======           =======        =======
TRANSITION PERIOD 1998
REVENUE:
Software...........................................     $  6,375       ($3,087)          ($1,204)       $ 2,084
Services and other.................................       12,846        (1,528)               --         11,318
                                                        --------       -------           -------        -------
  TOTAL REVENUE....................................       19,221        (4,615)           (1,204)        13,402
OPERATING EXPENSES:
Software costs.....................................        2,337          (678)             (190)         1,469
Services and other costs...........................        7,352            30            (1,192)         6,190
Product development................................        2,160         1,641               (37)         3,764
Sales and marketing................................        2,167            --               (58)         2,109
General and administrative.........................        4,370           265               391          5,026
Amortization and impairment of goodwill............           --            --               190            190
                                                        --------       -------           -------        -------
  TOTAL OPERATING EXPENSES.........................       18,386         1,258              (896)        18,748
                                                        --------       -------           -------        -------
  OPERATING INCOME (LOSS)..........................          835        (5,873)             (308)        (5,346)
Interest income....................................           --            --                --
Interest expense...................................          359             7                --            366
Minority interest..................................          (47)          149                --            102
Other income.......................................           --            --              (308)          (308)
                                                        --------       -------           -------        -------
Income (loss) before income taxes..................          523        (6,029)                0         (5,506)
Income tax provision...............................           22           226                --            248
                                                        --------       -------           -------        -------
Net income (loss)..................................     $    501       ($6,255)          $     0        ($5,754)
                                                        ========       =======           =======        =======

                        EBIX.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

    These restatements decreased previously reported results and earnings per share as shown in the following table:

                                                       TRANSITION
                                                         PERIOD       FISCAL
                                                          1998         1998
                                                       ----------   ----------
Loss before income taxes.............................  $   (5,506)  $   (3,905)
Income tax provision (benefit).......................         248          (99)
                                                       ----------   ----------
Net loss.............................................  $   (5,754)  $   (3,806)
                                                       ==========   ==========

Basic net loss per common share......................  $    (0.78)  $    (0.52)

Diluted net loss per common share....................  $    (0.78)  $    (0.52)

Weighted average shares outstanding:
  Basic..............................................   7,395,000    7,347,000
  Diluted............................................   7,395,000    7,347,000

NOTE 3--STOCKHOLDERS' EQUITY (DEFICIT):

    STOCKHOLDER RIGHTS AGREEMENT--On March 23, 1998, the Board of Directors of the Company adopted a stockholder rights plan (the "Stockholder Rights Plan") designed to protect the stockholders from certain unfair and coercive tactics. Pursuant to the Stockholder Rights Agreement (the "Rights Agreement") the Company declared a dividend of one preferred share purchase right ("Right") on each outstanding share of the Company's Common Stock, $.10 par value per share ("Common Shares"), payable to stockholders of record at the close of business on March 23, 1998.

    Each Right, when exercisable, other than Rights beneficially owned by an Acquiring Person, generally entitles the holder thereof to purchase from the Company at an exercise price of $125.00, subject to adjustment (the "Purchase Price"), either five one-hundredths of a share of Series A Junior Participating Preferred Shares, par value $.10 per share of the Company, or that number of Common Shares (or, in certain circumstances, cash, property or other securities of the Company) having a market value of two times the Purchase Price.

    Until the date an "Acquiring Person" is identified, the Rights are attached to the common shares and are not exercisable. An "Acquiring Person" is generally defined in the Rights Agreement as a person or group of affiliated persons, other than Exempt Persons (as defined), that have acquired beneficial ownership of 15% or more of the Company's outstanding Common Shares.

    The Rights, when exercisable, other than initial rights beneficially owned by an Acquiring Person, generally entitle the holders thereof to purchase equity from the Company (or a successor of the Company) on terms producing substantial dilution to an Acquiring Person.

    The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may make the Rights redeemable if the Rights are not then redeemable in accordance with the terms of the Rights Agreement or may adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company. The Rights will expire on March 23, 2008, unless the Rights are

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 3--STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED) earlier redeemed or exchanged by the Company. The Rights are not calculated as weighted shares outstanding until they are exercised.

    Each Preferred Share will be entitled to the greater of (1) a preferential quarterly dividend payment of $100 per share, or (2) an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a preferential liquidation payment of $100 per share, plus an amount equal to 100 times the aggregate amount to be distributed per share of common stock. Each Preferred Share will have 100 votes, voting together with the Common Shares except as otherwise required by law. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share.

    REVERSE STOCK SPLIT--On May 6, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding $.10 par value common stock and to reduce the number of authorized shares from 75,000,000 to 20,000,000 effective May 8, 1998. All share and per share information in these consolidated financial statements has been adjusted accordingly.

    PRIVATE EQUITY PLACEMENTS--In May 1996, the Company issued 2,140,000 units at a price of $5.00 per unit. In January 1997, the Company issued 1,126,100 units at a price of $5.00 per unit. Each unit consists of one share of common stock and a redeemable warrant. The two private equity placements provided net proceeds of approximately $14,971 to the Company.

    In conjunction with the May 1996 equity placement, outstanding promissory notes of $1,500 were converted into 300,000 units. Each unit consists of one share of common stock and a redeemable warrant (further described below). In addition, all Series C Preferred Stock, and 16,135 of the 16,356 outstanding shares of Series D Preferred Stock were converted into 1,455,307 shares of common stock.

    REDEEMABLE WARRANTS--As described above, in conjunction with the May 1996 and January 1997 private equity placements and conversion of a $1,500 outstanding promissory note, the Company issued units, each consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.50 per share, subject to certain anti-dilutive adjustments. The shares and redeemable warrants comprising the units are immediately detachable and separately transferable. These warrants expire from April 1999 to January 2000. For Transition Period 1998 and Fiscal 1998, there was no activity related to these warrants.

    The redeemable warrants were exercisable at any time after the date of issuance for a period of three years. The Company was entitled to redeem the redeemable warrants at any time subsequent to 180 days after issuance, if the closing bid price for the common stock was at or above $10.00 per share for twenty consecutive trading days subsequent to when the redeemable warrants first were redeemable.

    Between January 1, 2000 and January 16, 2000, all remaining warrants, which were due to expire on January 16, 2000, were exercised for 595,700 shares of common stock generating approximately $4,468 in cash.

    OTHER WARRANTS--In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 3--STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED) and expires May 1, 2001. For Transition Period 1998 and Fiscal 1998, there was no activity related to this warrant. At December 31, 1999, 11,450 shares may still be purchased under this warrant.

    In connection with a renewal of a line-of-credit agreement in December 1994, the Company issued to a bank a five-year warrant option to purchase 75,000 shares of common stock at $17.50 per share. For Transition Period 1998 and Fiscal 1998, there was no activity related to this warrant. This warrant expired on December 31, 1999.

    SERIES D CONVERTIBLE PREFERRED STOCK--At December 31, 1999 and 1998, the Company had 221 shares of Series D Convertible Preferred Stock issued and outstanding. Each share is convertible into 45 shares of common stock at the request of the holder. The preferred stock has voting rights equal to the number of common shares into which the preferred shares is convertible. The preferred stock is not entitled to dividends. In the event of liquidation, the holders of the Preferred Shares will be entitled to a preferential liquidation payment.

NOTE 4--INVESTMENT IN APT:

    During Transition Period 1998 and Fiscal 1998, the Company owned approximately a 20% interest in the common stock of Alliance for Productive Technology, Inc. ("APT"), a privately held company formed as an alliance of agency automation vendors, insurance companies, agents' associations, and insurance industry organizations. This investment was accounted for using the equity method of accounting until Fiscal 1999 when the Company no longer exercised significant influence over APT. The Company's share of the results of operations of APT has been immaterial. The purpose of APT was to provide non-proprietary interface products and services to the insurance industry. The investment of $230 was recorded as a long-term other asset as of December 31, 1998. A portion of the Company's investment was held as security for a note payable to APT (see Note 7). During Fiscal 1999, the Company's ownership was diluted to 14.8%. The assets of APT were sold to a third party effective November 30, 1999. As a result of the sale, the Company received proceeds of approximately $421, which represented its 14.8% share of the sales proceeds of APT, gross of the Company's unpaid note to APT. A gain on investment of $191 was recorded during 1999 and is reflected in other income in the accompanying consolidated statement of operations.

NOTE 5--PURCHASE OF MINORITY INTEREST:

    Prior to January 1999, Delphi Information Systems International, Inc., a wholly-owned subsidiary of the Company, held a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Effective January 1, 1999, the Company acquired the remaining forty-six percent interest. The Company paid approximately $50 and issued 22,222 shares of the Company's common stock in exchange for the minority interest and a non-compete agreement from the two former shareholders. The fair market value of the consideration has been allocated to the non-compete agreement and is being amortized over the fifteen-month life of the agreement.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 6--PROPERTY AND EQUIPMENT:

    Property and equipment at December 31, 1999 and December 31, 1998 consists of the following:

                                                            1999       1998
                                                          --------   --------
Computer equipment and purchased software...............  $  7,667   $  6,731
Leasehold improvements..................................       981        975
Furniture, fixtures and other...........................     1,841      1,889
                                                          --------   --------
                                                            10,489      9,595

Less accumulated depreciation and amortization..........    (8,430)    (7,754)
                                                          --------   --------
                                                          $  2,059   $  1,841
                                                          ========   ========

NOTE 7--DEBT:

    Notes payable at December 31, 1999 and December 31, 1998, are comprised of the following:

                                                                1999       1998
                                                              --------   --------
Bank line-of-credit.........................................   $  --     $ 3,712
Non-compete note payable....................................     216         300
Note payable--APT...........................................      --         230
Installment note............................................     107         203
Less current portion........................................    (217)     (4,032)
                                                               -----     -------
                                                               $ 106     $   413
                                                               =====     =======

    BANK LINE OF CREDIT--Effective January 1997, the Company established a line of credit up to $4,000 subject to borrowing base limits. Borrowings are secured by accounts receivable and certain other assets. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600. The agreement contains certain covenants including the maintenance of a minimum net worth of $2,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. At December 31, 1998, the Company was in technical default under certain provisions of the line of credit.

    In December 1997, March 1998, and September 1998, the Company executed amendments to the line of credit agreement extending the maturity date of the agreement to January 31, 2001, altering the provisions of the early termination fee, and modifying the criteria for determining the amount available under the line. In accordance with the agreement, as amended, the Company could borrow one times average monthly recurring maintenance collections and seventy-five percent of eligible non-maintenance receivables as defined. In April 1999 and October 1999 the Company executed additional amendments to the line of credit agreement. The April 1999 amendment waived the Company's previous default under the line of credit agreement. The October 1999 amendment provides for a forbearance period until the maturity date. In July 1999 the Company reduced the line of credit borrowings to zero. Since July 1999 the Company has had no borrowings but, the Company is nevertheless obligated to pay to

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 7--DEBT: (CONTINUED)
the lender minimum interest on the sum of $1,600 at a rate of prime plus 2.5%. During 1999, the Company paid approximately $30 in minimum interest on the unused commitment.

    NON-COMPETE NOTE PAYABLE--The Company entered into a non-compete agreement in connection with an acquisition in 1991. The final installment of $400 was originally due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note due January 2001. As of December 31, 1999, the remaining balance is due in two equal annual payments of $119 (principal and interest). The commitment related to the non-compete agreement was amortized and expensed ratably over the life of the agreement.

    NOTE PAYABLE--APT--As discussed in Note 4, the Company issued a note payable secured by a portion of the Company's ownership of APT common stock. Interest was computed at the prime rate, 7.75% at December 31, 1998. The note was retired coincident with the Company's sale of the investment in APT.

    INSTALLMENT NOTE--The Company is obligated under an installment agreement for licensed software to pay a total of $203 in quarterly payments of $29, which includes interest at 12%, with the last payment due in December 2000.

NOTE 8--ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued liabilities at December 31, 1999 and December 31, 1998, consist of the following:

                                                                1999       1998
                                                              --------   --------
Trade accounts payable......................................   $1,350     $2,324
Accrued royalty.............................................      267        342
Accrued audit and legal.....................................      580        103
Accrued and other liabilities...............................      969        179
                                                               ------     ------
                                                               $3,166     $2,948
                                                               ======     ======

                        EBIX.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9--INCOME TAXES:

    Loss before income taxes consisted of:

                                                                        NINE-MONTHS
                                                    YEAR ENDED             ENDED           YEAR ENDED
                                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                                 -----------------   -----------------   --------------
Domestic.......................................      $(18,431)            $(5,247)          $(4,385)
Foreign........................................          (536)               (259)              480
                                                     --------             -------           -------
Total..........................................      $(18,967)            $(5,506)          $(3,905)

    The income tax provision consisted of:

                                                                        NINE-MONTHS
                                                    YEAR ENDED             ENDED           YEAR ENDED
                                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                                 -----------------   -----------------   --------------
U.S. Federal...................................      $      --             $ --               $ --
State..........................................             --               --                (48)
Foreign........................................             93              248                (51)
                                                     ---------             ----               ----
Total..........................................      $      93             $248               $(99)

    The income tax provision at the federal statutory rate differs from the effective rate because of the following items:

                                                                        NINE-MONTHS
                                                    YEAR ENDED             ENDED           YEAR ENDED
                                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                                 -----------------   -----------------   --------------
Statutory rate.................................        (34.0%)              34.0%            (34.0%)
State income tax...............................           --                 4.2              (1.1)
Amortization of intangible assets relating to
  acquired businesses..........................           --                  --                .3
Increase in valuation allowances...............         34.0               (38.2)             26.2
Other, net.....................................           --                 4.5               6.1
                                                       -----               -----             -----
Effective rate.................................          0.0%                4.5%             (2.5%)

    Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9--INCOME TAXES: (CONTINUED)
differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                            DECEMBER 31, 1999        DECEMBER 31, 1998
                                                               DEFERRED TAX             DEFERRED TAX
                                                          ----------------------   ----------------------
                                                           ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                          --------   -----------   --------   -----------
Depreciation............................................  $    --      $   144     $    --       $144
Accruals................................................      342           --         103         --
Bad debts...............................................      315           --         299         --
NOL carryforwards.......................................   20,261           --      12,738         --
Tax credit carryforwards................................      814           --         870         --
                                                          -------      -------     -------       ----
                                                           21,732          144      14,010        144
Valuation allowance.....................................  (21,588)          --     (13,866)        --
                                                          -------      -------     -------       ----

Total deferred taxes....................................  $   144      $   144     $   144       $144
                                                          =======      =======     =======       ====

    Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount.

    At December 31, 1999, the Company has available domestic net operating loss carryforwards of approximately $61,000 which are available to offset future Federal taxable income, if any, through 2019, and investment business tax credit carryforwards of approximately $814 which are available to offset future Federal taxable income, if any, through 2009. The Company accounts for the investment tax credits on the flow-through basis. The utilization of tax credits and net operating losses may be limited due to changes in ownership and other restrictions imposed by the Internal Revenue Code.

NOTE 10--COMMITMENTS AND CONTINGENCIES:

Lease Commitments:

    The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2004, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. Assets under capital leases at December 31, 1999 and December 31, 1998 totaled $876 and $390, respectively and accumulated depreciation was $209 and $114, respectively. As of December 31, 1998, the current and long-term obligation under capital leases was $22 and $309, respectively.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 10--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Commitments for minimum rentals under noncancellable leases as of December 31, 1999 are as follows:

                                                             CAPITAL    OPERATING
YEAR                                                          LEASES     LEASES
----                                                         --------   ---------
2000.......................................................    $239      $1,009
2001.......................................................     206         754
2002.......................................................     170         617
2003.......................................................     141         517
2004.......................................................     105          30
                                                               ----      ------
Total minimum lease commitments............................    $861      $2,927
                                                                         ======
Less: amount representing interest.........................    (173)
                                                               ----
Present value of obligations under capital leases..........     688
Less: current portion......................................     (97)
                                                               ----
Long-term obligations under capital leases.................    $591
                                                               ====

    Rental expense for office facilities and certain equipment subject to operating leases for Fiscal 1999, Transition Period 1998 and Fiscal 1998 aggregated $709, $1,326, and $1,756, respectively.

Contingencies:

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 11--INTERNET SERVICES AND PROMOTION AGREEMENTS:

    On August 20, 1999, the Company entered into a Strategic Supply, Services and Promotion Agreement with the Hewlett-Packard Company. Pursuant to the terms of the agreement, the Company is required to pay Hewlett-Packard a variable fee based on the percentage of revenues generated through the ebix.com website in exchange for joint marketing, co-branding, Internet services, and hardware and software provided by Hewlett-Packard to run the ebix.com website. In addition, the Company has the right to purchase Hewlett-Packard hardware at a discount. The Company is required to use only Hewlett-Packard hardware, unless it is not available or functional to meet to Company's needs. The agreement is cancelable by Hewlett-Packard prior to its August 20, 2002 termination date in the event the Company does not realize specified levels of revenues through August 31, 2000 or through August 31, 2001. There is no compensation due to either party in the event of early termination. The Company records expense related to this agreement in the period incurred. However, as of December 31, 1999, the Company has not made any payments to Hewlett-Packard or recognized any expense given there have been no revenues generated through ebix.com website.

    On August 31, 1999, the Company entered into an Internet Promotion Agreement with InfoSpace.com. Pursuant to the terms of the agreement, the Company is required to pay InfoSpace.com

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 11--INTERNET SERVICES AND PROMOTION AGREEMENTS: (CONTINUED) the greater of a variable fee based on a percentage of revenues generated as a result of user traffic via the InfoSpace.com website or a fixed monthly fee of $25 in exchange for a specified number of impressions of ebix.com promotional placements on the InfoSpace.com website. The Company records expense related to this agreement in the period incurred. As of December 31, 1999, the Company has accrued for payments totaling $75 to InfoSpace.com. In addition, the Company granted warrants to InfoSpace.com for the purchase of 776,572 shares of common stock (see Note 14). The agreement terminates on August 31, 2001, unless terminated by either party for cause, as defined in the Internet Promotion Agreement.

    The Company also entered into Content Distribution and Content Provider Agreements with InfoSpace.com on August 31, 1999. These agreements provide for the mutual right to place hypertext links on the other party's website, including the right to reproduce each party's trademarks, and the right for InfoSpace to sell banner advertising. Under this agreement, the Company is entitled to receive a percentage share in banner advertising revenue received by InfoSpace on the co-branded web pages and the Company in turn must pay to InfoSpace.com a percentage fee based on revenues received by the Company as a result of user traffic on the Company's website via any link established by content page provided by InfoSpace.com. The Company's policy is to record the revenues or expenses related to these agreements in the period earned or incurred. As of December 31, 1999, the Company has not recognized any revenue under these agreements nor has it made any payments.

    During Fiscal 1999, the Company has also entered into five other strategic agreements for co-branding, content and a search and document retrieval service. Consideration for agreements primarily consists of revenue-sharing arrangements. The Company's policy is to record the revenues or expenses related to these agreements in the period earned or incurred. As of December 31, 1999, the Company has not recognized any revenue under these agreements nor has it made any payments to these third parties.

NOTE 12--CASH OPTION PROFIT SHARING PLAN AND TRUST:

    Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to a maximum of $10. The Company is under no obligation to contribute to the Plan. The Company's contributions to the plan were approximately $89 for Fiscal 1999 and zero for the Transition Period 1998 and Fiscal 1998.

NOTE 13--STOCK OPTIONS:

    The Company's 1996 Stock Incentive Plan (the "Plan") provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the 1996 Stock Incentive Plan is 2,700,000 at December 31, 1999. Options granted under this plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments vesting on each of the first through fourth anniversaries of the date of grant. All options must be exercised within

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 13--STOCK OPTIONS: (CONTINUED)
ten years of the date of grant (with respect to incentive stock optionees owning ten percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 1999.

    The Company's 1998 Director Option Plan (the "Director Plan") provides for granting of up to 300,000 stock options to non-employee directors. Only nonstatutory options may be granted under this plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from one to three years. All options must be exercised within ten years of the date of grant. During 1998, the Company granted 68,400 options (22,800 options per director). During 1999, the Company granted a total of 10,800 options (3,600 options per director) pursuant to the terms of the Director Plan.

    During 1999, the Company granted selected executives and key employees 466,000 incentive stock option awards whose vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $9.00, $12.00, $15.00 and $20.00 per share. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. Compensation expense related to these incentive options of approximately $1,510 was recognized in 1999. At December 31, 1999, 91,813 of the incentive options were vested.

    The Company has granted nonstatutory and incentive options outside the Plan to purchase up to an aggregate of 44,333 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have a four year vesting period and must be exercised within ten years of the date of the grant. Included in these options are 43,333 options which the Company granted in 1999 and 1,000 options granted prior to 1999 to persons who were not directors, officers or employees during 1999.

    These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain price. At December 31, 1999, 9,584 of the non-employee options were vested. Accordingly, the Company has recognized compensation expense of approximately $214 related to these options during the year ended December 31, 1999. Assumptions used in valuing the options are the same as those described below for employee options except the 10-year contractual life was substituted for the expected life of the option as required by SFAS No. 123.

                        EBIX.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

    The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model with the assumptions summarized below, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                        NINE MONTHS
                                    YEAR ENDED             ENDED           YEAR ENDED
                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                 -----------------   -----------------   --------------
Net loss as reported...........       $19,060             $5,754             $3,806
Pro forma net loss.............       $18,100             $6,303             $4,817
Net loss per share, as
  reported.....................       $  2.05             $ 0.78             $ 0.52
Net loss per share, pro
  forma........................       $  1.95             $ 0.85             $ 0.66

    The pro forma net loss and net loss per share for Fiscal 1999 results are less than the as reported amounts because the total expense for financial statement purposes of $1,510 recorded under APB Opinion No. 25 exceeds the total expense of $550 had such options been recorded pursuant to SFAS No. 123.

    The per share weighted-average fair values of stock options granted during Fiscal 1999, Transition Period 1998 and Fiscal 1998 were $4.16, $2.38 and $4.50, respectively, on the date of grant. The options exercisable at December 31 and March 31, 1998 are 229,031 and 206,901, respectively. Both the pro forma disclosures and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

                                                        NINE MONTHS
                                    YEAR ENDED             ENDED           YEAR ENDED
                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                 -----------------   -----------------   --------------
Expected volatility............  69%                 44%                 64%
Expected dividends.............  none                none                none
Weighted average risk-free
  interest rate................  5.98%               5.30%               6.21%
Expected life of stock
  options......................  4 years             6 years             10 years

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

    Stock option activity during the last three periods was as follows:

                                                      WITHIN PLAN                                           WEIGHTED-
                                                ------------------------                                     AVERAGE
                                                NONSTATUTORY   INCENTIVE   OUTSIDE         EXERCISE         EXERCISE
                                                  OPTIONS       OPTIONS      PLAN        PRICE RANGES         PRICE
                                                ------------   ---------   --------   -------------------   ---------
Options outstanding at March 31, 1997.........      503,258          --      1,000    $      3.45--$36.90     5.15
Option activity:
  Granted.....................................      826,151          --         --             3.28--7.50     4.65
  Exercised...................................     (112,100)         --         --             3.44--5.00     4.62
  Canceled....................................     (370,301)         --         --             3.44--7.50     5.20
                                                  ---------     -------     ------    -------------------     ----
Options outstanding at March 31, 1998.........      847,008          --      1,000            3.28--33.75     4.77
Option activity:
  Granted.....................................      548,400          --         --             3.38--5.12     5.07
  Exercised...................................           --          --         --                     --       --
  Canceled....................................     (318,915)         --         --            3.28--33.75     4.59
                                                  ---------     -------     ------    -------------------     ----
Options outstanding at December 31, 1998......    1,076,493          --      1,000            2.93--26.25     4.59
Option activity:
  Granted.....................................      290,895     432,250     43,333             6.66-10.00     7.54
  Exercised...................................     (229,975)         --         --             6.53-11.00     8.13
  Canceled....................................     (533,113)         --         --             2.94-10.00     5.59
                                                  ---------     -------     ------    -------------------     ----
Options outstanding at December 31, 1999......      604,300     432,250     44,333             2.93-26.25     6.21
                                                  =========     =======               -------------------     ----

    The following table summarizes information about stock options outstanding as of December 31, 1999:

  OPTIONS OUTSTANDING                                                                           OPTIONS EXERCISABLE
  -------------------                                 WEIGHTED-                                 -------------------
                                                       AVERAGE           WEIGHTED-                             WEIGHTED-
                                                      REMAINING           AVERAGE                               AVERAGE
                                   NUMBER            CONTRACTUAL         EXERCISE            NUMBER            EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING            LIFE               PRICE           EXERCISABLE           PRICE
------------------------         -----------         -----------         ---------         -----------         ---------
     $2.906--3.938                  110,250            8.31 yrs           $3.339              55,050            $3.214
      3.939--5.940                  318,155            7.85                5.187             163,630             5.005
      5.950--6.750                  472,178            9.61                6.668              88,434             6.664
      6.760--9.625                  180,300            9.65                8.614              20,763             8.280
                                  ---------                                                  -------
                                  1,080,883                                                  327,877
                                  =========                                                  =======

    Effective July 1, 1999, the Company approved the 1999 Stock Purchase Plan (Purchase Plan), which provides for eligible employees to acquire an interest in the Company through the purchase of shares of common stock. The Purchase Plan has 2,000,000 shares of common stock reserved for sale to employees and is intended to qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, each employee can choose each year to have up to 10 percent of his or her base earnings, up to $25, withheld to purchase common stock during each accumulation period (generally six months). The purchase price of the stock is 85% of the lower of its beginning-of-accumulation period or end-of-accumulation period market price. At December 31, 1999, the Plan held $16 in funds of participants but no shares have been sold to date.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 14--WARRANTS:

    On August 20, 1999, the Company granted a two year warrant to Hewlett Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At December 31, 1999, the warrants represented rights to purchase 502,217 and 461,220 shares, respectively. For both warrants, if the fair value of the common stock at the exercise date is greater than the purchase price, Hewlett-Packard may elect to receive net shares equal to the value of the warrant in lieu of exercising the warrant with cash.

    The Hewlett-Packard warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as in Note 13 for employee stock options, except a contractual life of two years, was approximately $424 and $597 respectively. The compensation expense will be recognized over the contractual period. In 1999, total expense of $263 was recognized.

    The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999 (see Note 11). The first warrant is for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vests as follows: 62,500 on September 30, 1999, 62,500 on December 31, 1999 and 125,000 on March 31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock on a fully diluted basis, including the warrant, at August 31, 1999. These warrants allow for the purchase of 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant is exercisable in lieu of the Company paying invoices rendered by InfoSpace.com.

    The InfoSpace.com warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as above, except a contractual life of two years, was approximately $81 and $813 respectively. Compensation expense for the first warrant will be recognized over the vesting period and compensation expense for the second warrant will be recognized over the contractual period. In 1999, total expense of $385,000 was recognized.

                        EBIX.COM, INC. AND SUBSIDIARIES

        ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 15--GEOGRAPHIC INFORMATION:

    The following information relates to geographic locations:

Year ended December 31, 1999

                                                             DOMESTIC   AUSTRALIA    OTHER      TOTAL
                                                             --------   ---------   --------   --------
Revenue....................................................  $10,218     $1,486       $806     $12,510
Fixed Assets...............................................  $ 1,941     $   64       $ 54     $ 2,059
Goodwill (long-lived assets)...............................  $   503         --         --     $   503

Year ended December 31, 1998

                                                             DOMESTIC   AUSTRALIA    OTHER      TOTAL
                                                             --------   ---------   --------   --------
Revenue....................................................  $10,361     $2,381       $660     $13,402
Fixed Assets...............................................  $ 1,738     $   60       $ 43     $ 1,841
Goodwill (long-lived assets)...............................  $   685         --         --     $   685

NOTE 16--RELATED PARTY:

    The Company incurred royalty expense of approximately $25, $143 and $79 during Fiscal 1999, Transition Period 1998 and Fiscal 1998, respectively to APT (see Note 4).

NOTE 17--IMPAIRMENT CHARGE:

    During the second quarter of Fiscal 1998, the Company made a strategic decision to discontinue enhancing and selling technology acquired in certain acquisitions. As a result, the unamortized goodwill of $770 related to these acquisitions was written off. This amount is included in amortization and impairment of goodwill in the accompanying consolidated statements of operations. Fair value was determined based on the discounted estimated expected future cash flows related to the goodwill.

NOTE 18--SUBSEQUENT EVENTS:

    In May 2000 the Company's corporate headquarters were relocated to Schaumburg, Illinois (Schaumburg) from Rolling Meadows, Illinois (Rolling Meadows). This relocation was made due to the Company's decision to reduce rent expense and reduce office space. The Rolling Meadows location was 20,000 square feet while the Schaumburg location is 6,000 square feet. In addition, the monthly rent expense on the Rolling Meadows location was approximately $40 per month while the rent expense at the Schaumburg location, subleased from an unrelated third party is $8 per month with a sublease term ending December 31, 2001.

    In April 2000 the Company and an unrelated third party entered into a sublease agreement relating to the Rolling Meadows location. This sublease will continue until the end of the master lease which is September 30, 2003. The total loss on this sublease over the sublease period is $411, which will be recorded in the Company's second quarter 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    On May 14, 1999, the Company filed a report on Form 8-K advising of the dismissal of Arthur Andersen LLP as the Company's independent accountants and of disagreements with Arthur Andersen LLP. On June 4, 1999, the Company filed a report on Form 8-K advising of the engagement of KPMG LLP as the Company's independent accountants. These matters were also reported in the Company's Proxy Statement dated September 22, 1999. In April 2000, the Company engaged Arthur Andersen LLP to reaudit the Company's financial statements for the Transition Period 1998 and Fiscal 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and senior management of the Company are as follows:

NAME                                     AGE                      POSITION
----                                   --------   ----------------------------------------
Robin Raina..........................     32      President, Chief Executive Officer
Richard J. Baum......................     61      Senior Vice President-Finance &
                                                    Administration, Chief Financial
                                                    Officer and Secretary

    The executive officers of the Company are elected annually by the Board.

    Robin Raina joined the Company in October 1997 as Vice President--Professional Services and was promoted to Senior Vice President--Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed Chief Executive Officer effective September 23, 1999 and President effective August 2, 1999. Prior to joining the Company, from 1990 to 1997
Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations including setting-up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

    Richard J. Baum has been Senior Vice President--Finance & Administration, Chief Financial Officer and Secretary since July 21,1999, having joined the Company as Senior Controller in June 1999. Since 1988 he had been President of Consulting Capabilities Corp., a general business consulting firm specializing in turnaround and crisis management, which became inactive when he joined the Company. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invesco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc (1977-1979), Chief Financial Officer and member of the Board of Midas International Corp., (1972-1977). He is a CPA and holds an MBA from the University of Chicago.

    The directors of the Company are as follows:

    YUVAL ALMOG, 49, was elected a director of the Company in September 1991 and was elected Chairman of the Board of Directors on November 30, 1993. Mr. Almog is President of Coral Group, Inc. and Managing Partner of its venture capital partnerships. He joined the Coral Group in 1986 and became its Managing Partner in 1991. Mr. Almog is also a director of RT-Set, Ltd., Tricord System, and various private companies.

    WILLIAM R. BAUMEL, 32, was appointed a director of the Company in July 1996. In mid 2000, Mr. Baumel is joining RWI Group as general partner. RWI is an early stage venture capital firm. From

1996 until mid 2000 Mr. Baumel has been a partner with Coral Group, where he specializes in information services and technology investing. From 1994 to 1996, Mr. Baumel held various positions with the Private Markets Group of Brinson Partners, Inc., institutional money manager. Mr. Baumel previously held positions with Proctor & Gamble, a consumer products company, and Deloitte & Touche, an international accounting and consulting firm. Mr. Baumel also serves on the Boards of Integral Access, Magnet Communications, Optical Solutions, Inc, and Purepacket Communications.

    LARRY G. GERDES, 50, was elected a director of the Company in 1985. Since 1991, Mr. Gerdes has been Chief Executive Officer of Transcend Services, Inc., a provider of outsourced services to hospitals in the health management area.
Mr. Gerdes is also a director of Transcend Services, Inc. Prior to Transcend, Mr. Gerdes spent over 14 years in various executive capacities at HBO & Company, including serving as Chief Financial Officer of HBO & Company and as Chief Executive Officer of Medical Systems Support, Inc., a wholly owned subsidiary of HBO & Company. Since 1983 Mr. Gerdes has been a general partner of Sand Hill Financial Company, a venture capital partnership. Additionally, since 1991
Mr. Gerdes has been a general partner in Gerdes Huff Investments, a private investment partnership located in Atlanta.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company, the Company believes that during the period from January 1 through December 31, 1999, all of its directors, officers and more-than-ten-percent beneficial owners filed all such reports on a timely basis, except:

    Mr. Robin Raina made a late filing of Form 4 with respect to the Company's grant of options to him to purchase 180,000 shares of the Company's Common Stock.

    Mr. Richard J. Baum made a late filing of Form 3 to report his having become an executive officer with the Company.

    The Company understands that Messrs. Yuval Almog, William Baumel and Larry Gerdes will be making a late filing of Form 5 with respect to the Company's grant of options to them.

    The Company believes that, on or about May 6, 1999, Bay Area Micro-Cap
Fund, L.P. ("Bay Area") became the beneficial owner of more than 10% of the Company's Common Stock, thereby becoming subject to the reporting requirements under Section 16(a) of the Exchange Act. Although William A. Smart III,
Peter L. Holland and Gregory F. Wilbur, managing members of Bay Area Micro-Cap Management, LLC, the general partner of Bay Area, each made a late filing of Form 3 with respect to Bay Area's acquisition of a more than ten percent ownership position (which was disclosed in such Forms 3), Bay Area has not filed a Form 3 in respect of such ownership position.

ITEM 11.  EXECUTIVE COMPENSATION

    Set forth in the table below is information regarding the annual and long-term compensation for the year ended December 31, 1999, the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, for the current and former Chief Executive Officers and the other current executive officer (collectively, the "Named Officers"). No other executive officers received salary and bonus compensation in excess of $100,000 in Fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                          -------------------------------------   -------------------------------
NAME AND                       PERIOD      SALARY     BONUS      OTHER ANNUAL     STOCK OPTIONS      ALL OTHER
CURRENT POSITION                 (A)        ($)        ($)      COMPENSATION(B)   (# OF SHARES)   COMPENSATION(C)
----------------              ---------   --------   --------   ---------------   -------------   ---------------
Robin Raina(1)--............  FY 1999     174,519     52,644             --          180,000
  President and Chief         TP 1998     115,385     83,929         55,834           90,000               --
  Executive Officer           FY 1998      66,692     20,000             --           90,000               --

Richard J. Baum(2)--........  FY 1999      93,558     26,250             --          100,000               --
  Senior Vice President--     TP 1998          --         --             --               --               --
  Finance & Administration    FY 1998          --         --             --               --
  and Chief Financial
  Officer

W. Max Seybold(3)--.........  FY 1999     155,769     50,300             --               --           59,676
  President and Chief         TP 1998     153,366     80,103        137,044          180,000               --
  Executive Officer           FY 1998      29,423     23,538         91,000          180,000               --

------------------------

(A) Periods designated as "FY 1999" refers to the fiscal year ended
    December 31, 1999, "TP 1998" refers to the nine month 1998 transition period ended December 31, 1998, and "FY 1998" for the twelve month fiscal year ended March 31, 1998, respectively.

(B) Amounts shown in TP 1998 represent reimbursement for relocation expenses. Amounts shown in FY 1998 represent payments to Mr. Seybold for services performed prior to his employment by the Company.

(C) Represents severance payments.

(1) Mr. Raina joined the Company effective October 1997. Mr. Raina was appointed President of the Company August 2, 1999 and Chief Executive Officer of the Company Effective September 23, 1999.

(2) Mr. Baum joined the Company effective June 1999. Mr. Baum was appointed Senior Vice President--Finance & Administration and Chief Financial Officer on July 21, 1999.

(3) Mr. Seybold joined the Company effective January 9, 1998, resigned as President effective July 31, 1999 and resigned as Chief Executive Officer effective September 15, 1999.

OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 1999

    Set forth in the table below is information regarding individual grants of stock options to purchase shares of Common Stock made during the year ended December 31, 1999 to each of the Named Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL
                                                                                                     REALIZABLE VALUE
                                                                                                        AT ASSUMED
                                                                                                     ANNUAL RATES OF
                                                                                                    STOCK APPRECIATION
                                                     INDIVIDUAL GRANTS(A)                                FOR TERM
                              ------------------------------------------------------------------   --------------------
                                                     % OF TOTAL OPTIONS
                              NUMBER OF SECURITIES       GRANTED TO       EXERCISE
                               UNDERLYING OPTIONS       EMPLOYEES IN      PRICE PER   EXPIRATION
NAME                               GRANTED(#)           FISCAL YEAR         SHARE        DATE       5%($)      10%($)
----                          --------------------   ------------------   ---------   ----------   --------   ---------
Robin Raina.................        180,000(1)               24%            6.66        8/4/09     753,489    1,909,488
Richard J. Baum.............        100,000(1)               13%            6.66        8/4/09     418,605    1,060,827
W. Max Seybold..............             --                  --               --            --          --           --

------------------------

(A) All options were granted under the Company's 1996 Stock Incentive Plan.

(1) Granted on August 4, 1999.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    Set forth in the table below is information regarding the exercise of stock options of Common Stock during the year ended December 31, 1999 by each of the Named Officers and the value as of December 31, 1999 of unexercised stock options of Common Stock.

                               NUMBER OF      VALUE REALIZED       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 SHARES      (MARKET PRICE AT     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                               UNDERLYING     EXERCISE DATE         OPTIONS AT YEAR-END               YEAR-END($)
                                OPTIONS       LESS EXERCISE     ---------------------------   ---------------------------
NAME                          EXERCISED(#)      PRICE)($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          ------------   ----------------   -----------   -------------   -----------   -------------
Robin Raina.................         --                 --        110,000        250,000        647,829       1,348,286
Richard J. Baum.............         --                 --         25,000         75,000        113,283         339,848
W. Max Seybold..............     78,550            525,282          3,750             --         29,653              --

                              EMPLOYMENT AGREEMENT

    Mr. Baum became the chief financial officer of the Company pursuant to an agreement dated July 15, 1999 among the Company, Mr. Baum, and Tatum CFO Partners, LLP ("Tatum"). Tatum, of which Mr. Baum is a partner, furnishes chief financial officers to businesses. The agreement, which is terminable by any of the parties on 30 days notice, provides that the Company pays Mr. Baum, as an officer and employee of the Company, a monthly salary of $14,593.33, and pays Tatum monthly fees of $2,916.67, for making certain of its resources available to Mr. Baum in his performance of his services to the Company. Under the agreement, the Company also granted options on 100,000 shares of Common Stock to Mr. Baum and 33,333 shares of Common Stock to Tatum, each with an exercise price of $6.66 per share and vesting as the stock price rises. The vesting is 25% at $9, 25% at $12 and 50% at $15. The agreement provides for semi-annual bonuses of up to an aggregate of $35,000 to Mr. Baum (who receives 75% of any such bonus) and Tatum (which receives 25% of any such bonus) based on Mr. Baum's performance, and also provides for certain Company indemnification of Tatum.

DIRECTOR COMPENSATION

    Non-employee directors do not receive an annual retainer or any other fees for their service as directors. At the Annual Meeting of Stockholders held September 10, 1998, the stockholders of the Company adopted the Delphi Information Systems, Inc. Non-Employee Director Stock Option Plan (the "1998 Director Option Plan"), under which the Company's non-employee directors, each an "Eligible Director" Messrs. Almog, Baumel and Gerdes, each received options to acquire 22,800 shares of common stock. Of the 22,800 shares of common stock:
(i) 15,600 shares are exercisable at a price per share of $5.00 at any time prior to September 3, 2006; (ii) 3,600 shares are exercisable at a price per share of $5.94 at any time prior to September 3, 2007 and (iii) 3,600 shares are exercisable at a price per share of $2.91 at any time prior to September 9, 2008.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Mr. Almog and Mr. Gerdes. Neither Mr. Almog nor Mr. Gerdes are or have been a Company officer or employee. No Company executive officer currently serves on the Compensation Committee or any similar committee or as a director of another public company.

                        REPORT OF COMPENSATION COMMITTEE

    The Compensation Committee of the Board of Directors reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of officers and other key employees of the Company and grants options to purchase Common Stock.

    COMPENSATION PHILOSOPHY. The Company's goals are to reward executives consistent with the Company's performance and to encourage the executives to increase stockholder value. To achieve these goals, the Compensation Committee has adopted the following objectives as guidelines:

    - Display a willingness to pay executives compensation necessary to attract and retain highly qualified executives.

    - Be willing to compensate executives for superior performance or for assuming new responsibilities or new positions within the Company.

    - Take into account historical levels of executive compensation and compensation structures competitive with other similar companies.

    - Implement a balance between short and long-term compensation to complement the Company's annual and long-term business objectives and strategies.

    - Provide different compensation opportunities based on the performance of the Company, encourage stock ownership by executives and align executive compensation with the interests of stockholders.

    COMPENSATION PROGRAM COMPONENTS. The Compensation Committee regularly reviews the Company's compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The particular elements of the compensation program for executive officers are further explained below.

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

    ANNUAL INCENTIVES. The Company has historically awarded cash bonuses to certain salaried employees (including the Named Officers) of the Company. Bonuses are based on various factors, including profitability, revenue growth, management development and other specific performance criteria. The Company awarded bonuses to Mr. Seybold, Mr. Raina, and Mr. Baum and one other executive officer during Fiscal 1999.

    STOCK OPTION PROGRAM. The Compensation Committee strongly believes that by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to increase their ownership of the Company's stock, the interests of stockholders and executives will be closely aligned. Therefore, the Company's officers (including the Named Officers) and other key employees are eligible to receive either incentive stock options or nonqualified stock options as the Compensation Committee may determine from time to time, giving them the right to purchase shares of Common Stock at an exercise price equal to 100 percent of the fair market value of the Common Stock at the date of grant. The number of stock options granted to executive officers is based on competitive practices.

    CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Raina became the Chief Executive Officer of the Company, effective September 23, 1999, having been the Executive Vice President and Chief Operating Officer of the Company commencing in December, 1998. Mr. Raina's compensation during the portion of Fiscal 1999 that he served as Chief Executive Officer was based on the compensation level of his predecessor and the Compensation Committee's general understanding of compensation levels in the marketplace for chief executive officers of comparable public companies.

    In connection with becoming the Chief Executive Officer, Mr. Raina received a grant of options on 180,000 shares of the Company's common stock (with vesting levels dependent on the Company's stock price levels), intended to align a significant portion of his compensation with the performance of the Company's common stock. In addition, and continuing a bonus structure that was established when Mr. Raina was the Executive Vice President and Chief Operating Officer, a potentially substantial part of his compensation (up to 75%) of base salary was contemplated to consist of a bonus, based on success in meeting goals relating to the Company's financial performance, establishment of the ebix.mall website, and hiring of certain officers, and considering such factors, and the limited portion of the year in which he served as Chief Executive Officer, a bonus was paid to Mr. Raina with respect to Fiscal 1999 of $125,000. Mr. Baumel, a director who is not a member of the Compensation Committee, acted with the Committee with respect to Mr. Raina's compensation.

    FORMER CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Seybold resigned as Chief Executive Officer of the Company effective September 15, 1999. Mr. Seybold's salary during the portion of Fiscal 1999 that he served as Chief Executive Officer was based on his salary in the prior year, and the Compensation Committee's general understanding of compensation levels in the marketplace for chief executive officers of comparable public companies. As part of his compensation with respect to 1999, in December 1998, Seybold received a grant of options of 180,000 and bonus of $50,300 with respect to 1999.

    SUMMARY. After its review of all existing programs, the Compensation Committee continues to believe that the total compensation program for executives of the Company is focused on enhancing corporate performance and increasing value for stockholders. The Compensation Committee believes that the compensation of executive officers is properly tied to stock appreciation through awards to be granted under the 1996 Stock Incentive Plan and that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes.

    The foregoing report has been approved by all members of the Compensation Committee.

    Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer or four other most-highly compensated executive officers. The Compensation Committee has reviewed the possible effect on the Company of Section 162(m), and it does not believe that
Section 162(m) will be applicable to the Company in the foreseeable future, but will review compensation practices as circumstances warrant.

Respectfully submitted,

Yuval Almog
Larry G. Gerdes
William Baumel (solely with respect to Mr. Raina's Compensation)

                               PERFORMANCE GRAPH

    The line graph below compares the yearly percentage change in cumulative total stockholder return on the Company's Common Stock for the last five fiscal years with the Nasdaq Stock Market stock index and the Nasdaq Computer Data Processing Index. The following graph assumes the investment of $100 on December 31, 1994, and the reinvestment of dividends (rounded to the nearest dollar).

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
       AMONG EBIX.COM, INC. (FORMERLY DELPHI INFORMATION SYSTEMS, INC.), THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ COMPUTER DATA
                                PROCESSING INDEX

                                    [GRAPH]

                                                               12/94      12/95      12/96      12/97      12/98      12/99
                                                              --------   --------   --------   --------   --------   --------
DELPHI INFORMATION SYSTEMS, INC.............................    100        160        160        120        218        287
NASDAQ STOCK MARKET (U.S.)..................................    100        141        174        213        300        542
NASDAQ COMPUTER; DATA PROCESSING............................    100        152        188        231        412        871

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 2000, the ownership of Common Stock and Series D Preferred Stock by each director of the Company, by each current executive officer of the Company, by each of the Named Officers, by all current executive officers and directors of the Company as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Common Stock or the Series D Preferred Stock. The Common Stock and the Series D Preferred Stock are the Company's only outstanding classes of voting securities. The information set forth in the table as to the current directors and executive officers is based upon information provided to the Company by such persons in connection with the preparation of this annual report on Form 10-K.

                                                         COMMON STOCK             SERIES D PREFERRED
                                                   -------------------------   -------------------------
                                                                  PERCENT OF                  PERCENT OF
                                                   OWNERSHIP(2)    CLASS(3)    OWNERSHIP(2)     CLASS
                                                   ------------   ----------   ------------   ----------
NAME AND POSITION OF BENEFICIAL OWNER(1)
-------------------------------------------------
Bay Area Micro-Cap Fund, L.P. (4) (13)...........    1,765,400       15.53%          --             --
Covington Associates (5).........................           --          --          221          100.0%
Coral Partners II, a limited partnership (6).....    1,282,623        11.3%          --             --
Roy L. Rogers (7)................................      636,860         5.6%          --             --
Rennes Foundations (8) (14)......................    1,967,800        17.3%          --             --
Yuval Almog
  Director and Chairman of the Board (9).........    1,342,323        11.8%          --             --
William Baumel
  Director (10)..................................    1,318,223        11.6%          --             --
Larry Gerdes
  Director (11)..................................       80,368       *               --             --
Max Seybold (12).................................        3,750       *
Robin Raina
  President and Chief Executive Officer (12).....      110,000           1%          --             --
Richard J. Baum
  Senior Vice President, Finance and
  Administration; Chief Financial Officer (12)...       25,000       *
All directors and executive officers as a group
  (6 persons)....................................    1,597,041         14.%          --             --

------------------------

(1) Except where otherwise indicated, the mailing address of each of the stockholders named in the table is c/o ebix.com, Inc. (formerly Delphi Information Systems, Inc.), 1900 Golf Road, Suite 1200, Schaumburg, Illinois 60008.

(2) Each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated.

(3) Percentages less than one percent are indicated by an asterisk.

(4) Of the 1,765,400 shares of Common Stock, 1,676,100 are held by Bay Area Micro-Cap Fund, 78,300 shares of Common Stock are held by Gregory F. Wilbur, a managing member of Bay Area Micro-Cap Management Company, LLC which is the general partner of Bay Area Micro-Cap Fund, L.P., 3,000 shares of Common Stock are held by William A. Smart III, a managing partner of Bay Area Micro-Cap Management Company, LLC which is the general partner of Bay Area Micro-Cap Fund, L.P and 8,000 shares of Common Stock are owned by Smart, Holland Value Fund, L.P of which Mr. William A. Smart III is sole general partner. The address of Bay Area Micro-Cap Fund, L.P is 1151 Bay Laurel Drive, Menlo Park, California 94025.

(5) The address of Covington Associates is 60 State Street, Boston, Massachusetts 02109.

(6) The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(7) Of the 636,860 shares of Common Stock, 476,860 shares are held by the Roy Family Trust dated January 21, 1981, as amended, 140,000 are held by Roy-Ruth Rogers Unitrust and 20,000 are held by the Roy L Rogers IRA Account. The address of Roy L. Rogers is 2700 Sand Hill Road, Menlo Park, California 94025.

(8) The address of the Rennes Foundation is Aeulestrasse 38, FL 9490 Vaduz Principality Liechtenstein.

(9) Of the 1,342,323 shares of Common Stock, 1,282,623 shares of Common Stock are held by Coral Partners II, 10,000 shares are held by Coral Group, Inc. Retirement Plan for the benefit of Yuval Almog, 20,000 shares of Common Stock are held by Mr. Almog, 23,700 shares of Common Stock could be purchased by exercising outstanding options within 60 days after March 31, 2000 and 6,000 shares of Common Stock are held by Mr. Almog and his wife who have shared voting and investment power. Mr. Almog is the Managing General Partner of Coral Partners II. Mr. Almog disclaims beneficial ownership of the shares held by Coral Partners II. The address of Mr. Almog is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402.

(10) Of the 1,318,223 shares of Common Stock, 1,282,623 shares of Common Stock are held by Coral Partners II, 1,400 shares are held by Coral Group, Inc. Retirement Plan for the benefit of William Baumel, 9,000 shares of Common Stock are held by Mr. Baumel, 23,700 shares of Common Stock could be purchased by exercising outstanding options within 60 days after March 31, 2000 and 1,500 shares of Common Stock are held by Mr. Baumel and his wife who have shared voting and investment power. Until mid 2000, Mr. Baumel is a Venture Partner of Coral Partners II. Mr. Baumel disclaims beneficial ownership of the shares held by Coral Partners II. The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis,
    Minnesota 55402.

(11) Includes 23,700 shares of Common Stock, which Mr. Gerdes could purchase by exercising outstanding options within 60 days after March 31, 2000. The address of Mr. Gerdes is 3353 Peachtree Road, N.E., Suite 1030, Atlanta, Georgia 30326.

(12) Represents shares of Common Stock subject to stock options, which may be exercised within 60 days after March 31, 2000.

(13) Although ownership of 15 percent of the Company's outstanding common stock generally is the threshold for becoming an "Acquiring Person" and triggering the Company's Stockholder Rights Plan (the "Rights Plan"), Bay Area has advised the Company (and the Board of Directors of the Company has determined) that Bay Area's acquisition of ownership exceeding the "Acquiring Person" threshold was inadvertent. Bay Area has also advised the Company that it will divest as promptly as practicable, as required by the Rights Plan, a sufficient number of shares of the Company's common stock so as to bring it below the 15 percent ownership level. Accordingly, and assuming such divestiture is effected. Bay Area will be deemed under the Rights Plan not to have become an "Acquiring Person" and the Rights Plan will not be triggered as a result of such stockholder's inadvertent actions.

(14) Although ownership of 15 percent of the Company's outstanding common stock generally is the threshold for becoming an "Acquiring Person" and triggering the Company's Stockholder Rights Plan (the "Rights Plan"), Rennes has advised the Company (and the Board of Directors of the Company has determined) that Rennes's acquisition of ownership exceeding the "Acquiring Person" threshold was inadvertent. Rennes has also advised the Company that it will divest as promptly as practicable, as required by the Rights Plan, a sufficient number of shares of the Company's common stock so as to bring it below the 15 percent ownership level. Accordingly, and assuming such divestiture is effected. Bay Area will be deemed under the Rights Plan not to have become an "Acquiring Person" and the Rights Plan will not be triggered as a result of such stockholder's inadvertent actions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Item 11, Executive Compensation; Employment Agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. FINANCIAL STATEMENTS.

    The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

    - Reports of Independent Public Accountants

    - Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998

    - Consolidated Statements of Operations for the Year Ended December 31, 1999, the nine months ended December 31, 1998 and for the Year Ended March 31, 1998

    - Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended December 31, 1999, the nine months ended December 31, 1998 and for the Year Ended March 31, 1998

    - Consolidated Statements of Cash Flows for the Year Ended December 31, 1999, the nine months ended December 31, 1998 and for the Year Ended March 31, 1998

    - Notes to Consolidated Financial Statements

    (a) 2. FINANCIAL STATEMENTS.

    The following financial statement schedule is filed herewith:

    Schedule II--Valuation and Qualifying Accounts for the year ended
    December 31, 1999, the nine months ended December 31, 1998 and for the year ended March 31, 1998.

    Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

EXHIBITS

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on
        Form S-8 (No. 333-23361), and incorporated herein by reference).

3.2     Bylaws of the Company

3.3     Certificate of Amendment of Certificate of Incorporation
        (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

3.4* Certificate of Amendment of Certificate of Incorporation dated November 5, 1999.

4.1 Form of Redeemable Warrant to purchase shares of common stock of Ebix.com, Inc. (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

4.2 Form of Unit Investment Agreement to purchase common stock and warrants of Delphi Information Systems, Inc. (filed as
        Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).

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

10.1 Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's
        Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference). +

10.2    Delphi Information Systems, Inc. Cash Option Profit Sharing
        Plan (filed as Exhibit 4.2 to the Company's Registration
        Statement on Form S-8 (No. 33-19310) and incorporated herein by reference). +

10.3    Delphi Information Systems, Inc. 1989 Stock Purchase Plan
        (included in the prospectus filed as part of the Company's
        Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +

10.4    Delphi Information Systems, Inc. Non-Qualified Stock Option
        Plan for Directors (filed as Exhibit 10.4 to the Company's
        Annual Report on Form 10-K for the fiscal year ended
        March 31, 1992, and incorporated herein by reference).

10.5    Delphi Information Systems, Inc. 1996 Stock Incentive Plan
        (filed as Exhibit 4.3 to the Company's Registration
        Statement on Form S-8 (File No. 33323261), and incorporated herein by reference). +

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

10.15 Lease agreement dated September 1998 between the Company and Crossroads of Commerce III, relating to premises at 3501
        Algonquin Road, Rolling Meadows, IL.

10.16 Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five
        Concourse Parkway, Atlanta, Georgia.

10.17   Delphi Information Systems, Inc. 1998 Non-Employee
        Director's Stock Option Plan (the "1998 Director Option
        Plan"). (filed as Exhibit A to the Company's proxy statement dated August 12, 1998, and incorporated herein by reference.)+

10.18* Waiver Agreement dated April 14, 1999 and September 16, 1999 between the Company and Coast Business Credit.

10.19*  Strategic Supply, Service and Promotion Agreement between
        Hewlett Packard and Company, dated August 20, 1999.

10.20*  Related Agreement Number One, Strategic Supply, Services and
        Promotion Agreement between Hewlett Packard and Company, dated August 20, 1999.

10.21*  Terms and condition of sale and service between Hewlett
        Packard and Company, dated August 20, 1999.

10.22*  Warrant to purchase shares of common stock between Hewlett
        Packard and Company, dated August 20, 1999.

10.23*  Internet Content (World Wide Web Site) Distribution
        Agreement between Infospace and Company, dated August 31,
        1999.

10.24* Content Provider Agreement between Infospace and Company, dated August 31, 1999.

10.25* Internet Promotion Agreement between Infospace and Company, dated August 31, 1999.

10.26*  Agreement between Infospace and Company Exhibit D.

10.27*  Agreement between Infospace and Company Exhibit C.

10.28*  Agreement dated as of July 15, 1999, between the Company,
        Tatum CFO Partners, LLP and Richard J. Baum.

10.29* Sublease agreement dated April 20, 2000 between the Company and Philips Electronics North American Company relating to the premises at 1900 Golf Road, Schaumburg, Illinois.

10.30* Sublease agreement dated April 20, 2000 between the Company and Pepsi-Cola General Bottlers relating to the premises at 1300 Algonquin Road in Rolling Meadows, Illinois.

10.31* Sublease agreement dated July 22, 1999 between the Company and Air Liquid America Corporation relating to the premise at Walnut Creek California.

10.32*  First Amendment to the Delphi Information Systems, Inc. 1996
        Stock Incentive Plan.

10.33*  Delphi Information Systems, Inc. 1999 Stock Purchase Plan.

21.1*   The subsidiaries of the Company.

23.1*   Consent of KPMG LLP

23.2*   Consent of Arthur Andersen LLP

27.1*   Financial Data Schedule--December 31, 1999

27.2*   Restated Financial Data Schedule--December 31, 1998

27.3*   Restated Financial Data Schedule--March 31, 1998

        * Filed herewith

        ** Confidential treatment has been requested for portions of this document. The redacted material has been filed with the commission pursuant to an application for confidential treatment.

    + Management Contracts and Compensation Agreements

    (b) REPORTS ON FORM 8-K

       There were no reports filed on Form 8-K in the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ebix.com, Inc.

                                                       (Registrant)

                                                       By:               /s/ ROBIN RAINA
                                                            -----------------------------------------
                                                                           Robin Raina
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                           AND DIRECTOR

Date: June 1, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
               /s/ YUVAL ALMOG
    ------------------------------------       Chairman of the Board                  June 1, 2000
                (Yuval Almog)

               /s/ ROBIN RAINA
    ------------------------------------       President and Chief Executive          June 1, 2000
                (Robin Raina)                    Officer

             /s/ RICHARD J. BAUM               Senior Vice President-Finance &
    ------------------------------------         Administration, Chief Financial      June 1, 2000
              (Richard J. Baum)                  Officer, and Secretary

            /s/ WILLIAM R. BAUMEL
    ------------------------------------       Director                               June 1, 2000
             (William R. Baumel)

             /s/ LARRY G. GERDES
    ------------------------------------       Director                               June 1, 2000
              (Larry G. Gerdes)

                                                                     SCHEDULE II

                                 EBIX.COM, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEAR ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                AND FISCAL YEAR
                             ENDED MARCH 31, 1998.

    Allowance for doubtful accounts receivable.

                                                        NINE MONTHS          FISCAL
                                    YEAR ENDED             ENDED           YEAR ENDED
                                 DECEMBER 31, 1999   DECEMBER 31, 1998   MARCH 31, 1998
                                 -----------------   -----------------   --------------
Beginning balance..............     $1,068,000             860,000        $ 1,613,000
Provision for allowance........             --             699,000            356,000

Write-off of accounts
  receivable
  against allowance............        (64,000)           (491,000)        (1,109,000)
                                    ----------          ----------        -----------
                                    $1,004,000          $1,068,000        $   860,000
                                    ==========          ==========        ===========