Form 10-Q
period 2000-03-31
EBIX COM INC
filed 2000-06-15
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 EBIX.COM, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       77-0021975
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1900 E. GOLF ROAD
SCHAUMBURG, IL                                               60173
--------------                                               -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       847-789-3047
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

                                  Yes /X/     No  / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 11,372,237 Shares as of June 12, 2000.

                         EBIX.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

Part I - FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2000
          (unaudited) and December 31, 1999 ......................................................... 3

         Consolidated Statements of Operations for the Three Months
          Ended March 31, 2000 and 1999 (unaudited) ................................................. 4

         Consolidated Statements of Stockholders Equity (Deficit) for the Three
          Months Ended March 31, 2000 and 1999 (unaudited) .......................................... 5

         Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999 (unaudited) ................................................. 6

         Notes to Consolidated Financial Statements (unaudited) ..................................... 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................................. 9

     Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk .......................................................................15

PART II - OTHER INFORMATION

     Item 2.  Changes to Securities and Use of Proceeds .............................................16

     Item 6. Exhibits and Reports on Form 8-K .......................................................16

SIGNATURES...........................................................................................17


                         EBIX.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)


                                                                      (Unaudited)
                                                                        MARCH 31,         DECEMBER 31,
ASSETS                                                                    2000                1999
                                                                          ----                ----
CURRENT ASSETS:
Cash and cash equivalents                                               $   9,231             $   7,055
Accounts receivable, less allowance of $1,004
   Unbilled receivables                                                       120                   120
   Trade receivables                                                        3,075                 2,977
                                                                      ------------        --------------
     Total accounts receivable                                              3,195                 3,097
                                                                      ------------        --------------
Other receivables                                                             134                   332
Other current assets                                                           87                   169
                                                                      ------------        --------------
     TOTAL CURRENT ASSETS                                                  12,647                10,653
Property and equipment, net                                                 1,882                 2,059
Purchased software, net                                                        73                    97
Goodwill, net                                                                 456                   503
Other assets                                                                   77                    77
                                                                      ------------        --------------
TOTAL ASSETS                                                            $  15,135             $  13,389
                                                                      ============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt                                       $     197             $     217
Accounts payable and accrued expenses                                       2,829                 3,166
Accrued payroll and related benefits                                          476                   827
Current portion of capital lease obligation                                    92                    97
Deposit liability                                                           2,281                 2,324
Deferred revenue                                                            3,176                 3,046
                                                                      ------------       ---------------
     TOTAL CURRENT LIABILITIES                                              9,051                 9,677
Long term debt, less current portion                                            -                   106
Long term capital lease obligation, less current portion                      610                   623

                                                                      ------------       ---------------
TOTAL LIABILITIES                                                           9,661                10,406
                                                                      ------------       ---------------



STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Series D Preferred stock, $.10 par value, 2,000,000
     shares authorized, 221 shares of issued and outstanding                   49                    49
Common stock, $.10 par value,
     20,000,000 shares authorized,
         11,366,124 and 10,763,548  issued and
         outstanding, respectively                                          1,136                 1,076
Additional paid-in capital                                                 81,800                76,687
Deferred compensation                                                      (1,271)               (1,549)
Accumulated deficit                                                       (76,121)              (73,166)
Accumulated other comprehensive loss                                         (119)                 (114)
                                                                      ------------       ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        5,474                 2,983
                                                                      ------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $15,135               $13,389
                                                                      ============       ===============

See accompanying notes to consolidated financial statements.

                              EBIX.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)
                                       (Unaudited)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                       2000          1999
                                                       ----          ----
REVENUE:
Software                                              $   366       $   352
Services and other                                      2,489         3,314
                                                   -----------    ----------
     TOTAL REVENUE                                      2,855         3,666

OPERATING EXPENSES:
Software costs                                             70           195
Services and other costs                                1,696         2,644
Product development                                     1,069           958
Sales and marketing                                     1,332           630
General and  administrative                             1,582         1,786
Amortization of goodwill
  and non-compete agreement                                95            94
                                                   -----------    ----------
     TOTAL OPERATING EXPENSES                           5,844         6,307
                                                   -----------    ----------
     OPERATING LOSS                                    (2,989)       (2,641)

Interest income                                            61             -
Interest expense                                           14           107
                                                   -----------    ----------

Loss before income taxes                               (2,942)       (2,748)
Income tax provision                                       13             7
                                                   -----------    ----------

Net loss                                              ($2,955)      ($2,755)
                                                   ===========    ==========

Basic net loss per common share                        ($0.26)       ($0.35)
                                                   ===========    ==========

Diluted net loss per common share                      ($0.26)       ($0.35)
                                                   ===========    ==========

Weighted average shares outstanding:
     Basic                                             11,262         7,859
                                                   ===========    ==========
     Diluted                                           11,262         7,859
                                                   ===========    ==========


See accompanying notes to consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)
                                   (unaudited)


                                                      Preferred Stock                 Common Stock
                                             -------------------------------     ------------------------   Additional
                                                                                                              Paid-in
                                                   Shares     Amount               Shares       Amount       Capital
                                             ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       221         $  49               10,763,549    $   1,076     $  76,687
                                             ---------------------------------------------------------------------------
Net loss                                           -             -                        -            -             -

Translation adjustment                             -             -                        -            -             -

Other comprehensive loss

Exercise of stock options                          -             -                    6,875            1            22

Exercise of stock warrants                         -             -                  595,700           59         4,408

Deferred compensation related to the
   issuance of options and warrants                                                                                683
                                             ---------------------------------------------------------------------------
BALANCE, MARCH 31, 2000 (UNAUDITED)              221         $  49               11,366,124    $   1,136     $  81,800
                                             ---------------------------------------------------------------------------

                                                                           Accumulated
                                                                              Other
                                            Deferred       Accumulated     Comprehensive
                                          Compensation      Deficit        (loss)Income     Total
                                          --------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   ($1,549)      ($73,166)          ($114)       $2,983
                                          --------------------------------------------------------
Net loss                                           -       (  2,955)              -        (2,955)

Translation adjustment                             -              -              (5)           (5)

Other comprehensive loss

Exercise of stock options                                         -               -            23

Exercise of stock warrants                                        -                         4,467

Deferred compensation related to the
   issuance of options and warrants              278                                          961
                                          --------------------------------------------------------
BALANCE, MARCH 31, 2000                      ($1,271)      ($76,121)          ($119)       $5,474
                                          --------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                                 EBIX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                       2000                  1999
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              ($2,955)              ($2,755)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization                                                             177                   154
Amortization of purchased software                                                         24                    79
Amortization of goodwill                                                                   47                    46
Amortization of non-compete agreement                                                      48                    47
Stock based compensation                                                                  961                     -
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable, net                                                                  (98)                  734
Unbilled receivables, other receivables, and other current assets                         232                  (381)
Accounts payable and accrued expenses                                                    (337)                 (219)
Accrued payroll and related benefits                                                     (351)                  290
Deposit liability and deferred revenue                                                     87                  (738)
                                                                               ---------------         -------------
     Net cash used in operating activities                                             (2,165)               (2,743)
                                                                               ---------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                        -                   119
Purchase of minority interest                                                               -                   (50)
                                                                               ---------------         -------------
     Net cash used in investing activities                                                  -                    69
                                                                               ---------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                                                                       (126)               (2,536)
Repayments of capital lease obligation                                                    (18)                    -
Proceeds from exercise of common stock warrants                                         4,467                 4,874
Proceeds from exercise of common stock options                                             23                   358
                                                                               ---------------         -------------
     Net cash provided by financing activities                                          4,346                 2,696
                                                                               ---------------         -------------
Effect of foreign exchange rates on cash                                                   (5)                    6
     Net change in cash and cash equivalents                                            2,176                    28
     Cash and cash equivalents at the beginning of the period                           7,055                 1,053
                                                                               ---------------         -------------
     Cash and cash equivalents at the end of the period                                 9,231                 1,081
                                                                               ---------------         -------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                             $14                  $116
Income taxes paid                                                                          14                     7

See accompanying notes to consolidated financial statements.

                         ebix.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (All dollar amounts in thousands, except per share data)

Note 1.  BASIS OF PRESENTATION

These financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

These financial statements should be read in conjunction with the financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current presentation. These changes had no impact on previously reported earnings or stockholders' equity.

Note 2. RESTATEMENT

In its Form 10-K for the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company has restated and reclassified its consolidated financial statements for the nine month transition period ended December 31, 1998 ("Transition Period 1998") and the fiscal year ended March 31, 1998 ("Fiscal 1998").

Unaudited quarterly financial data for Fiscal 1999 has been restated and reclassified. The effect of such reclassifications and the restatements on the first quarter of Fiscal 1999 statement of operations line items is shown in the following table:


                                                        Q1                            Q1
                                                      AS FILED                      RESTATED
                                                      3/31/99         ADJ            3/31/99
                                                      ---------      ------         --------
REVENUE:
Software                                                 $1,500      $1,148  (a)    $     352
Services and other                                        3,588         274             3,314
                                                    ------------                    ----------
              TOTAL REVENUE                               5,088                         3,666

OPERATING EXPENSES:
Software costs                                              921        (726)              195
Services and other costs                                  2,617          27             2,644
Product development                                         902          56               958
Sales and marketing                                         630                           630
General and administrative                                2,021        (235)            1,786
Amortization of goodwill, customer lists and
    noncompete agreements                                    48          46                94
                                                    ------------                    ----------
              TOTAL OPERATING EXPENSES                    7,139                         6,307
                                                    ------------                    ----------
              OPERATING LOSS                             (2,051)                       (2,641)

Interest expense                                            107                           107
                                                    ------------                    ----------

Loss before income taxes                                 (2,158)                       (2,748)
Income tax provision                                          7                             7
                                                    ------------                    ----------

Net loss                                                ($2,165)                      ($2,755)
                                                    ============                    ==========

Basic net loss per common share                          ($0.28)                       ($0.35)
                                                    ============                    ==========

Diluted net loss per common share                        ($0.28)                       ($0.35)
                                                    ============                    ==========

Weighted average shares outstanding:
              Basic                                       7,859                         7,859
                                                    ============                    ==========
              Diluted                                     7,859                         7,859
                                                    ============                    ==========

(a) $763 of this adjustment represents the reversal of revenue which was reflected in the Company's 1999 Form 10-K as reversed in the second and third quarters of 1999 rather than the first quarter of 1999.


Note 3. WARRANTS

In conjunction with the May 1996 and January 1997 private equity placements and conversion of a $1,500 outstanding promissory note, the Company issued units, each consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.50 per share, subject to certain anti-dilutive adjustments.

Between January 1, 2000 and January 16, 2000, all remaining such warrants, which were due to expire on January 16, 2000, were exercised for 595,700 shares of common stock generating approximately $4,467 in cash.

In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At March 31, 2000, 11,450 shares may still be purchased under this warrant.



Note 4 - STOCK OPTIONS AND WARRANTS

During 1999, the Company granted selected executives and key employees 466,000 incentive stock option awards whose vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $9.00, $12.00, $15.00 and $20.00 per share. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. Compensation expense related to these incentive options of approximately $395 was recognized during the three month period ended March 31, 2000. At March 31, 2000, 181,125 of the incentive options were vested.

The Company has granted nonstatutory and incentive options outside the Company's stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 74,333 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options must be exercised within ten years of the date of the grant. Included in these options are 30,000 options which the Company granted in the first quarter of 2000, 43,333 options which the Company granted in 1999 and 1,000 options granted prior to 1999.

These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain level. At March 31, 2000, 31,668 of the non-employee options were vested. The Company has recognized compensation expense of approximately $123 related to these options during the three month period ended March 31, 2000. Assumptions used in valuing the options are the same as those for employee options except the 10-year contractual life was substituted for the expected life of the option as required by SFAS No. 123.

On August 20, 1999, the Company granted a two year warrant to Hewlett -Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At March 31, 2000, the warrants issued to Hewlett - Packard represent the rights to purchase 527,414 and 484,360 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999. The first warrant is for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vests as follows:
62,500 on September 30, 1999, 62,500 on December 31, 1999 and 125,000 on March
31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. This warrant issued to Infospace.com represents the rights to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant is exercisable in lieu of the Company paying invoices rendered by InfoSpace.com.

Expense of $443 was recognized during the three month period ended March 31, 2000 related to these warrants.

Note 5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2000 and March 31, 1999 were 11,262,276 and 7,859,000, respectively. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. The Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for the three months ended March 31, 2000 and March 31, 1999, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. For the three months ended March 31, 2000 and March 31, 1999, there were 231,506, and 715,730 shares, respectively, potentially issuable with respect to stock options, warrants and convertible preferred stock, which could dilute Basic EPS in the future.

Note 6. COMPREHENSIVE LOSS

                                                          Three Months Ended
                                                               March 31,
                                                           2000       1999
                                                         --------   --------

Net loss                                                 ($2,955)   ($2,755)
Other comprehensive income (loss)
  Foreign currency translation adjustment                     (5)        70
                                                         --------   --------
Comprehensive loss                                       ($2,960)   ($2,095)
                                                         ========   ========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Part 1 Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999. All dollar amounts in this Management Discussion and Analysis are in thousands. As more fully described in the Notes to the Consolidated Financial Statements, certain financial information in this filing has been restated to correct previously issued financial statements. The discussion in this item reflects those restatements.

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000 the Company experienced negative operating cash flow of $2,165. The Company funded cash used in operating activities and investing activities primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of approximately $4,490.

Although the cash proceeds resulting from the exercise of stock warrants and options provide the Company with unused sources of capital, the Company continues to experience operating losses as well as negative cash flows. In addition, the Company's current product strategy has added the design and development of ebix.com, which was launched on September 8, 1999; the Company is pursuing the successful commercialization of this e-commerce insurance portal.

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

Management believes that there may be additional infusions of cash from the exercise of outstanding stock warrants although recent declines in the Company's stock price make this improbable. Management will endeavor to secure the necessary financing from other sources. Such sources could include one or more equity investors. Management intends to seek the required financing sources that are necessary in order to continue to operate the business.

PROFESSIONAL SERVICES COSTS - The Company has incurred substantial professional services costs related to the restatement of its financial statements for the years ended December 31, 1998 and March 31, 1998 as filed in the Company's
Form 10-K for the year ended December 31, 1999 on June 1, 2000. Such costs which will exceed $1,000 are anticipated to be recognized in the second quarter of 2000.

DEFERRED REVENUE - The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company's current liabilities at March 31, 2000 include deferred revenue of $3,176 and deposit liabilities of $2,281. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

PRODUCT DEVELOPMENT - At March 31, 2000, the Company employed 29 full-time employees engaged in product development activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures were $1,069 for the three month period ended March 31, 2000.

BANK LINE OF CREDIT - Effective January 1997, the Company established a line of credit up to $4,000 subject to borrowing base limits. Borrowings are secured by accounts receivable and certain other assets. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600. The agreement contains certain covenants including the maintenance of a minimum net worth of $2,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. The October 1999 amendment to the bank line of credit provides for a forbearance period until the maturity date. Since July 1999 the Company has had no borrowings but, the Company is nevertheless obligated, until the January 31, 2001 maturity date, to pay to the lender minimum interest on the sum of $1,600 at prime plus 2.5%.

NON-COMPETE NOTE PAYABLE - The Company, in the first quarter of 2000 paid a $120 installment (principal and interest) on an 11.75% interest bearing unsecured note. The remaining installment of $120 is due in the first quarter of 2001.

WARRANTS - Between January 1, 2000 and January 16, 2000, the remaining warrants related to the January 1997 private placement issue of warrants to acquire 1,126,100 shares of common stock, which were due to expire on January 16, 2000, were exercised resulting in the issuance of 595,700 shares of common stock generating approximately $4,467 in cash.

In connection with a May 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At March 31, 2000, 11,450 shares may still be purchased under this warrant.

On August 20, 1999, the Company granted a two year warrant to Hewlett -Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported in the Company' s report on Form 10-Q or Form 10-K. At March 31, 2000, the warrants issued to Hewlett-Packard represent the rights to purchase 527,414 and 484,360 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999. The first warrant is for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vests as follows:
62,500 on September 30, 1999, 62,500 on December 31, 1999 and 125,000 on March
31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. This warrant issued to Infospace.com represents the rights to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant is exercisable in lieu of the Company paying invoices rendered by InfoSpace.com.

COMMON STOCK OPTIONS - During the three months ended March 31, 2000, the Company received approximately $23 from the exercise of outstanding stock options. As of March 31, 2000, there are outstanding vested options to purchase approximately 433,335 shares of common stock at an average exercise price of $5.75 per share. The majority of outstanding options have expiration dates in excess of five years from March 31, 2000.

NEW ACCOUNTING STANDARDS - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement 133," the Company will adopt this standard in the first quarter of 2001. Based on current circumstances, the Company does not believe that the application of Statement 133 will have a material effect on the Company's financial condition or results of operations.

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

The Company currently has no bank accounts denominated in any legacy currency and has not entered into any material transactions denominated in any legacy currency. The Company has produced enhancements to certain software products marketed in Europe to accommodate the euro conversion process (the "euro module"). The cost to develop the euro module was not material and it will be provided at minimal cost to existing customers under maintenance agreements. Management believes the euro module allows for the continued marketing and sale of the Company's products to customers requiring euro conversion capabilities.


RESULTS OF OPERATIONS

TOTAL REVENUE - The Company's revenue is derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue is comprised of software revenue and service revenue. No revenue has yet been recorded for the Company's ebix.com website.

Total revenue for the quarter ended March 31, 2000 decreased $811 or 22.1% from the comparable quarter of the prior year.

SOFTWARE REVENUE - The Company's current product strategy is centered on a new generation of products, collectively referred to as the ebix (formerly "cd") product line and are comprised of ebix.global (formerly "cd.global"), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, ebix.com, a website, and ebix.one (formerly "cd.one"), a structured system utilizing many features of the Company's previous products.

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

ebix.mall is expected to generate revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees. Although transactions have occurred on the website in 2000, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link.

Total software revenue for the quarter increased $14 or 4.0% from the comparable quarter of the prior year.

SERVICES REVENUE - Total services revenue for the quarter decreased $825 or 24.9% from the comparable quarter of the prior year. This decrease is due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

SOFTWARE COSTS - Cost of Software revenue includes the cost of third party software and the amortization of purchased software cost.

Total software costs for the quarter decreased $125 or 64.1% from the comparable quarter of the prior year. This decrease is due to a decrease in third party sales and the costs associated with such sales.

SERVICES AND OTHER COSTS - Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

Total services and other costs for the quarter decreased $948 or 35.9% from the comparable quarter of the prior year. This decrease is related to the reduction in staffing levels for consultants, trainers and support staff.

PRODUCT DEVELOPMENT EXPENSES - Total product development expenses for the quarter increased $111 or 11.6% from the comparable quarter of the prior year. This increase is related to the development efforts associated with the website.

SALES AND MARKETING EXPENSES - Total sales and marketing expenses for the quarter increased $702 or 111.4 % from the comparable quarter of the prior year. This increase is attributable to $565 of expense associated with warrants issued to third parties during 1999 and the ebix.com product promotion.

GENERAL AND ADMINISTRATIVE EXPENSES - Total general and administrative expenses for the quarter decreased $204 or 11.4 % from the comparable quarter of the prior year. This decrease is due to a reduction in staffing levels partially offset by $396 of compensation expense related to stock options issued during 1999 and the first quarter of 2000.

AMORTIZATION OF GOODWILL - Total amortization of goodwill for the quarter was comparable to the comparable quarter of the prior year.

INTEREST INCOME - Total interest income of $61 for the quarter represents income earned on the Company 's investment of surplus cash in short term investments. There was no interest income for the comparable quarter of the prior year.

INTEREST EXPENSE - Interest expense decreased $93 from the comparable quarter of the prior year. This decrease is attributable to the fact that the Company had borrowings under its bank line of credit agreement in the 1999 period but incurred only minimum interest in the 2000 period because it had no borrowings under the bank line of credit in that period.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company's ebix.com website can be successfully developed and marketed, the effects of the Company' s possible delisting from the NASDAQ Small Cap Market and the effects of the restatement of the Company's financial statements on the availability and terms of future sources of capital, the effects of such possible delisting and such restatement on the market for the Company's common stock, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, and the possible effects of insurance regulation on the Company's business. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During Fiscal 1999, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

The Company sold a total of 595,700 shares of its common stock on various dates in the first quarter of 2000 for an aggregate consideration of $4,468,000 to persons who held warrants issued in private placements by the Company in 1996 and 1997. The consideration paid per share consisted of the surrender of a warrant with respect to one share and $7.50 in cash. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based upon the fact that the sales were made exclusively to holders of warrants that had been issued in an earlier private placement. The shares issued on exercise of the warrants were subject to restrictions on resale.

Options were granted to consultants to the Company, to purchase 30,000 shares of the Company's Common Stock at per share exercise prices of $9.25. The consideration for such option issuances is services to the Company. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based on the fact that these transactions involved sales to an institution and a single consultant, respectively, in private transactions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ebix.com, Inc.




Date: June 15, 2000                 By /s/ Richard J. Baum
                                       --------------------------------
                                       Richard J. Baum
                                       Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                                  DESCRIPTION
-----------                        ------------------------------
    27                             Financial Data Schedule, which is
                                   submitted electronically to the
                                   Securities and Exchange Commission for
                                   information only and not filed.

    27.1                           Financial Data Schedule-March 31, 2000.

    27.2                           Restated Financial Data Schedule-
                                   March 31, 1999