Form 10-Q
period 2000-06-30
EBIX COM INC
filed 2000-08-11
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                        OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 ebix.com, Inc.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   77-0021975
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1900 E. GOLF ROAD
SCHAUMBURG, IL                                        60173
-----------------                                     -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   847-789-3047
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

                                Yes  [X]     No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 11,372,237 Shares as of August 9, 2000.

                         ebix.com, Inc. AND SUBSIDIARIES

                                   FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


Part I - FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----
     Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2000
              (unaudited) and December 31, 1999.......................................3

         Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 2000 and 1999
              (unaudited).............................................................4

         Consolidated Statements of Stockholders Equity (Deficit) for the Three and
              Six Months Ended June 30, 2000 (unaudited)..............................5

         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999 (unaudited)................................6

         Notes to Consolidated Financial Statements (unaudited).......................7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................................10

     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk..........................................................17

PART II - OTHER INFORMATION

    Item 2.  Changes to Securities and Use of Proceeds...............................17

     Item 6.   Exhibits and Reports on Form 8-K......................................18

SIGNATURES...........................................................................18

                          ebix.com, Inc. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       (In thousands, except for share amounts)

                                                                        (Unaudited)
                                                                          JUNE 30,             DECEMBER 31,
                                                                            2000                   1999
                                                                            ----                   ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $6,501                  $7,055
Accounts receivable, less allowance of $935 and $1,004
   Unbilled receivables                                                           120                     120
   Trade receivables                                                            3,135                   2,977
                                                                        --------------       -----------------
      Total accounts receivable                                                 3,255                   3,097
                                                                        --------------       -----------------
Other receivables                                                                 118                     332
Other current assets                                                              191                     169
                                                                        --------------       -----------------
      TOTAL CURRENT ASSETS                                                     10,065                  10,653
Property and equipment, net                                                     1,634                   2,059
Purchased software, net                                                            49                      97
Goodwill, net                                                                     408                     503
Other assets                                                                       63                      77
                                                                        --------------       -----------------
TOTAL ASSETS                                                                  $12,219                 $13,389
                                                                        ==============       =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt                                                $214                    $217
Accounts payable and accrued expenses                                           3,528                   3,166
Accrued payroll and related benefits                                              713                     827
Current portion of capital lease obligation                                       211                      97
Deposit liability                                                               2,249                   2,324
Deferred revenue                                                                2,805                   3,046
                                                                        --------------       -----------------
      TOTAL CURRENT LIABILITIES                                                 9,720                   9,677
Long term debt, less current portion                                                -                     106
Long term capital lease obligation, less current portion                          343                     623
                                                                        --------------       -----------------
TOTAL LIABILITIES                                                              10,063                  10,406
                                                                        --------------       -----------------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Series D Preferred stock, $.10 par value, 2,000,000
      shares authorized, 221 shares issued and outstanding                         49                      49
Common stock, $.10 par value,
      20,000,000 shares authorized,
           11,372,237 and 10,763,548  issued and
           outstanding, respectively                                            1,137                   1,076
Additional paid-in capital                                                     81,441                  76,687
Deferred compensation                                                            (881)                 (1,549)
Accumulated deficit                                                           (79,483)                (73,166)
Accumulated other comprehensive loss                                             (107)                   (114)
                                                                        --------------       -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            2,156                   2,983
                                                                        --------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $12,219                 $13,389
                                                                        ==============       =================

See accompanying notes to consolidated financial statements.

                            ebix.com, Inc. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)
                                     (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                       2000          1999                2000           1999
                                                       ----          ----                ----           ----
REVENUE:
Software                                                   $469         $745               $835          $1,097
Services and other                                        2,524        2,972              5,013           6,286
                                                    ------------   ----------          ---------     -----------
      TOTAL REVENUE                                       2,993        3,717              5,848           7,383

OPERATING EXPENSES:
Software costs                                              108          109                178             304
Services and other costs                                  1,647        2,333              3,343           4,977
Product development                                       1,033        1,593              2,102           2,551
Sales and marketing                                       1,409          976              2,741           1,606
General and  administrative                               2,196        2,956              3,778           4,742
Amortization of goodwill
      and non-compete agreement                              47           94                142             188
                                                    ------------   ----------          ---------     -----------
      TOTAL OPERATING EXPENSES                            6,440        8,061             12,284          14,368
                                                    ------------   ----------          ---------     -----------
      OPERATING LOSS                                     (3,447)      (4,344)            (6,436)         (6,985)

Interest income                                             183            -                244               -
Interest expense                                             36           59                 50             166
                                                    ------------   ----------          ---------     -----------

Loss before income taxes                                 (3,300)      (4,403)            (6,242)         (7,151)
Income tax provision                                         62           18                 75              25
                                                    ------------   ----------          ---------     -----------
Net loss                                                ($3,362)     ($4,421)           ($6,317)        ($7,176)
                                                    ============   ==========          =========     ===========

Basic and Diluted net loss per common share              ($0.30)      ($0.51)            ($0.56)         ($0.87)
                                                    ============   ==========          =========     ===========

Basic and Diluted Weighted average shares
      outstanding:                                       11,371        8,657             11,317           8,247
                                                    ============   ==========          =========     ===========

See accompanying notes to consolidated financial statements.

                         ebix.com, Inc. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)
                                   (unaudited)


                                         PREFERRED STOCK    COMMON STOCK                                        ACCUMULATED
                                         ---------------   --------------- ADDITIONAL                              OTHER
                                                                             PAID-IN    DEFERRED   ACCUMULATED COMPREHENSIVE
                                         SHARES   AMOUNT   SHARES   AMOUNT  CAPITAL   COMPENSATION  DEFICIT    (LOSS) INCOME  TOTAL
                                         ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   221    $49   10,763,549 $1,076  $76,687    ($1,549)     ($73,166)       ($114)  $2,983
                                         -------------------------------------------------------------------------------------------
Net loss                                      --     --           --     --       --         --        (2,955)          --   (2,955)
Translation adjustment--other
       comprehensive loss                     --     --           --     --       --         --            --           (5)      (5)
Exercise of stock options                     --     --        6,875      1       22                       --           --       23
Exercise of stock warrants                    --     --      595,700     59    4,408                       --                 4,467
Deferred compensation related to the
       issuance of options and warrants                                          683        278                                 961
                                         ------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000 (UNAUDITED)           221   $49   11,366,124 $1,136  $81,800    ($1,271)     ($76,121)       ($119)  $5,474
                                         ------------------------------------------------------------------------------------------
Net loss                                       --    --           --     --       --         --        (3,362)          --   (3,362)
Translation adjustment--other
       comprehensive loss                      --    --           --     --       --         --            --           12       12
Exercise of stock options                      --    --        6,113      1       28                       --           --       29
Exercise of stock warrants                     --    --           --     --       --                       --                    -
Deferred compensation and amortization
       related to options and warrants                                          (387)       390                                   3
                                         ------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000 (UNAUDITED)            221   $49   11,372,237 $1,137  $81,441      ($881)     ($79,483)       ($107)  $2,156
                                         ------------------------------------------------------------------------------------------

                                           ebix.com, Inc.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  2000           1999
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       ($6,317)       ($7,176)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization                                                      425            503
Amortization of purchased software                                                  48             44
Amortization of goodwill                                                            95             95
Amortization of non-compete agreement                                               48             48
Stock based compensation                                                           964             --
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable, net                                                          (158)           516
Unbilled receivables, other receivables, and other current assets                  158           (339)
Accounts payable and accrued expenses                                              362           (182)
Accrued payroll and related benefits                                              (114)           116
Deposit liability and deferred revenue                                            (316)           102
                                                                             ---------        -------
                                                                             ---------        -------
      Net cash used in operating activities                                     (4,805)        (6,273)
                                                                             ---------        -------
                                                                             ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                --           (294)
Purchase of minority interest                                                       --            (50)
                                                                             ---------        -------
      Net cash used in investing activities                                          -           (344)
                                                                             ---------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                                                                (109)        (2,343)
Repayments of capital lease obligation                                            (166)           (22)
Proceeds from exercise of common stock warrants                                  4,467         19,125
Proceeds from exercise of common stock options                                      52            597
                                                                             ---------        -------
      Net cash provided by financing activities                                  4,244         17,357
                                                                             ---------        -------
Effect of foreign exchange rates on cash                                             7            (44)
      Net change in cash and cash equivalents                                     (554)        10,696
      Cash and cash equivalents at the beginning of the period                   7,055          1,053
                                                                             ---------        -------
      Cash and cash equivalents at the end of the period                         6,501         11,749
                                                                             ---------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                      $27           $189
Income taxes paid                                                                   14              7


See accompanying notes to consolidated financial statements.

                         ebix.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (All dollar amounts in thousands, except share data)

Note 1.    BASIS OF PRESENTATION

These financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

These financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current presentation. These changes had no impact on previously reported results of operations or stockholders' equity (deficit).

Note 2. RESTATEMENT

In its Form 10-K for the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company restated and reclassified its consolidated financial statements for the nine month transition period ended December 31, 1998 ("Transition Period 1998") and the fiscal year ended March 31, 1998 ("Fiscal 1998").

Unaudited quarterly financial data for Fiscal 1999 has been restated and reclassified. The effect of such reclassifications and the restatements on the second quarter of Fiscal 1999 statement of operations line items is shown in the following table:

                                                        Q2                               Q2
                                                     AS FILED                         RESTATED
                                                      6/30/99           ADJ            6/30/99
REVENUE:
Software                                                   $652         (93) (a)          $745
Services and other                                        3,203         231              2,972
                                                    ------------                ---------------
              TOTAL REVENUE                               3,855                          3,717

OPERATING EXPENSES:
Software costs                                              640        (531)               109
Services and other costs                                  2,333          --              2,333
Product development                                       1,567          26              1,593
Sales and marketing                                         976          --                976
General and administrative                                3,010         (54)             2,956
Amortization of goodwill, customer lists and                                                --
    noncompete agreements                                    48          46                 94
                                                    ------------                ---------------
              TOTAL OPERATING EXPENSES                    8,574                          8,061
                                                    ------------                ---------------
              OPERATING LOSS                             (4,719)                        (4,344)

Interest expense                                             59                             59
                                                    ------------                ---------------

Income loss before income taxes                          (4,778)                        (4,403)
Income tax provision                                         18                             18
                                                    ------------                ---------------

Net loss                                                ($4,796)                       ($4,421)
                                                    ============                ===============

Basic and Diluted net loss per common share              ($0.55)                        ($0.51)
                                                    ============                ===============

Basic and Diluted Weighted average shares
      outstanding:                                        8,657                          8,657
                                                    ============                ===============

(a) ($27) of this adjustment represents the reversal of revenue which was reflected in the Company's 1999 Form 10-K as reversed in the first and third quarters of 1999 rather than the second quarter of 1999.


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

In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At June 30, 2000, 11,450 shares may still be purchased under this warrant.


Note 4 - STOCK OPTIONS AND WARRANTS

During 1999, the Company granted selected executives and key employees 466,000 incentive stock option awards whose vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. During 2000, the Company granted an additional 40,000 stock option incentive awards. For these options, vesting generally occurs when the Company's stock price equals $9.00, $12.00, $15.00 and $20.00 per share. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. Compensation expense related to these incentive options of approximately $22 was recognized during the six month period ended June 30, 2000. At June 30, 2000, 196,125 of the incentive options were vested.

The Company has granted nonstatutory and incentive options outside the Company's stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 79,333 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options are exercisable within ten years of the date of the grant. Included in these options are 5,000 options which the Company granted in the second quarter of 2000, 30,000 options which the Company granted in the first quarter of 2000, 43,333 options which the Company granted in 1999, and 1,000 options granted prior to 1999.

These non-employee options were valued using the fair value method as perscribed by SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain level. At June 30, 2000, 69,958 of the non-employee options were vested. The Company has recognized compensation expense of approximately $217 related to these options during the six month period ended June 30, 2000.

On August 20, 1999, the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares eligible to be purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At June 30, 2000, the warrants issued to Hewlett - Packard represent the rights to purchase 556,940 and 511,476 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999. The first warrant is for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vested 62,500 shares on September 30, 1999, 62,500 shares on December 31, 1999 and 125,000 shares on March 31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. This warrant issued to Infospace.com represents the rights to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant is exercisable in lieu of the Company paying invoices rendered by InfoSpace.com.

Expense of $725 was recognized during the six month period ended June 30, 2000 related to these warrants.

Note 5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2000 were 11,371,196 and 11,316,736, respectively. The weighted average number of common shares outstanding for the three and six months ended June 30, 1999 were 8,657,147 and 8,247,205, respectively. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. The Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for the three and six months ended June 30, 2000 and June 30, 1999, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. As of June 30, 2000, there were 2,871,080 shares potentially issuable with respect to stock options, warrants and convertible preferred stock, which could dilute Basic EPS in the future.

Note 6. COMPREHENSIVE LOSS

                                                              Three Months Ended                  Six Months Ended
                                                                  June 30,                            June 30,
                                                              2000           1999              2000             1999
                                                          ----------    ------------        ---------         --------
Net loss                                                    ($3,362)      ($4,421)           ($6,317)         ($7,176)
Other comprehensive income (loss):
    Foreign currency translation adjustment                      12           (50)                 7              (44)
                                                          ----------    ------------        ---------         --------
Comprehensive loss                                          ($3,350)      ($4,471)           ($6,310)         ($7,220)
                                                          ==========    ============        =========         ========

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

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000 the Company experienced negative operating cash flow of $4,805. The Company funded cash used in operating activities and investing activities primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of $4,519.

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

Although transactions have occurred on the website in 1999 and 2000, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link. Because the Company does not have sufficient capital at this time to adequately promote the website, the Company cannot predict whether, when or how the product will generate substantial revenues.

The Company believes its cash balances, available credit facility and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months. However, the Company is currently faced with liquidity concerns. In order to meet the projected cash requirements of the business, it will be necessary for the Company to increase its revenue sources beyond those accessed during the past two years or secure financing sources, beyond those currently available, in order to continue as a going concern after the next twelve months.

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

PROFESSIONAL SERVICE COSTS - The Company has incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998 as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999. Such costs, which totaled approximately $1,100, were recognized in the second quarter of 2000.

DEFERRED REVENUE - The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company's current liabilities at June 30, 2000 include deferred revenue of $2,805 and deposit liabilities of $2,249. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

PRODUCT DEVELOPMENT - At June 30, 2000, the Company employed 23 full-time employees engaged in product development activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures were $1,033 and $2,102 for the three and six month periods ended June 30, 2000, respectively.

BANK LINE OF CREDIT - Effective January 1997, the Company established a line of credit up to $4,000, subject to borrowing base limits. Borrowings are secured by accounts receivable and certain other assets. The agreement provides for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600. The agreement contains certain covenants including the maintenance of a minimum net worth of $2,000, and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends. The October 1999 amendment to the bank line of credit provides for a forbearance period until the maturity date. Since July 1999 the Company has had no borrowings under the bank line of credit but the Company is nevertheless obligated, until the January 31, 2001 maturity date, to pay to the lender minimum interest on the sum of $1,600 at prime plus 2.5%.

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

The Agent's Warrant is not subject to redemption and expires May 1, 2001. At June 30, 2000, 11,450 shares may still be purchased under this warrant.

On August 20, 1999, the Company granted a two year warrant to Hewlett -Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares eligible to be purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported in the Company's report on Form 10-Q or Form 10-K. At June 30, 2000, the warrants issued to Hewlett-Packard represent the rights to purchase 556,940 and 511,476 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999. The first warrant is for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vested 62,500 on September 30, 1999, 62,500 on December 31, 1999 and 125,000 on March 31, 2000.
The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. This warrant issued to Infospace.com represents the rights to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant is exercisable in lieu of the Company paying invoices rendered by InfoSpace.com.

COMMON STOCK OPTIONS - During the six months ended June 30, 2000, the Company received approximately $52 from the exercise of outstanding stock options. As of June 30, 2000, there are outstanding vested options to purchase approximately 485,061 shares of common stock at an average exercise price of $5.81 per share. The majority of outstanding options have expiration dates in excess of five years from June 30, 2000.

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


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

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

Total revenue for the quarter ended June 30, 2000 decreased $724 or 19.5% from the comparable quarter of the prior year.

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

Total software revenue for the quarter decreased $276 or 37.1% from the comparable quarter of the prior year. This decrease reflects the shifting of the Company's focus away from the agency management legacy products and towards the website which has not yet begun generating revenues.

SERVICES REVENUE - Total services revenue for the quarter decreased $448 or 15.1 % from the comparable quarter of the prior year. This decrease is due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

SOFTWARE COSTS - Cost of Software revenue includes the cost of third party software and the amortization of purchased software.

Total software costs for the quarter decreased 1.0% from the comparable quarter of the prior year.

SERVICES AND OTHER COSTS - Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

Total services and other costs for the quarter decreased $686 or 29.4% from the comparable quarter of the prior year. This decrease is related to the reduction in staffing levels for consultants, trainers and support staff.

PRODUCT DEVELOPMENT EXPENSES - Total product development expenses for the quarter decreased $560 or 35.2% from the comparable quarter of the prior year. This decrease reflects a change in the Company's focus from the agency menagement products to the website which results in less product development.

SALES AND MARKETING EXPENSES - Total sales and marketing expenses for the quarter increased $433 or 44.4 % from the comparable quarter of the prior year. This increase is attributable to $282 of expense associated with warrants issued to third parties during 1999 and the ebix.com product promotion.

GENERAL AND ADMINISTRATIVE EXPENSES -Total general and administrative expenses for the quarter decreased $760 or 25.7 % from the comparable quarter of the prior year. This decrease is due to a reduction in staffing levels partially offset by professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998 as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999.

AMORTIZATION OF GOODWILL AND NON-COMPETE AGREEMENT -Total amortization of goodwill and non-compete agreement for the quarter decreased $47 or 50.0% from the comparable quarter of the prior year. This decrease is due to the non-compete agreement being fully amortized as of March 31, 2000.

INTEREST INCOME - Total interest income of $183 for the quarter represents income earned on the Company's investment of surplus cash in short term investments. There was no interest income for the comparable quarter of the prior year.

INTEREST EXPENSE - Interest expense decreased $23 from the comparable quarter of the prior year. This decrease is attributable to the fact that the Company had borrowings under its bank line of credit agreement in the 1999 period but incurred only minimum interest in the 2000 period because it had no borrowings under the bank line of credit in that period.


SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

TOTAL REVENUE - Total revenue for the six month period ended June 30, 2000 decreased $1,535 or 20.8% from the comparable period of the prior year.

SOFTWARE REVENUE - Total software revenue for the six month period decreased $262 or 23.9% from the comparable quarter of the prior year. This decrease reflects the shifting of the Company's focus away from the agency management legacy products and towards the website which has not yet begun generating revenues.

SERVICES REVENUE - Total services revenue for the period decreased $1,273 or
20.25 % from the comparable period of the prior year. This decrease is due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

SOFTWARE COSTS - Total software costs for the period decreased $126 or 41.45% from the comparable period of the prior year. This decrease is due to a decrease in third party sales and the costs associated with such sales.

SERVICES AND OTHER COSTS - Total services and other costs for the period decreased $1,634 or 32.8% from the comparable period of the prior year. This decrease is related to the reduction in staffing levels for consultants, trainers and support staff.

PRODUCT DEVELOPMENT EXPENSES - Total product development expenses for the period decreased $449 or 17.6% from the comparable period of the prior year. This decrease reflects a change in the Company's focus from the agency menagement products to the website which results in less product development.

SALES AND MARKETING EXPENSES - Total sales and marketing expenses for the period increased $1,135 or 70.7 % from the comparable period of the prior year. This increase is attributable to $725 of expense associated with warrants issued to third parties during 1999 and the ebix.com product promotion.

GENERAL AND ADMINISTRATIVE EXPENSES -Total general and administrative expenses for the quarter decreased $964 or 20.3% from the comparable period of the prior year. This decrease is due to a reduction in staffing levels partially offset by professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998 as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999.

AMORTIZATION OF GOODWILL AND NON-COMPETE AGREEMENT -Total amortization of goodwill and non-compete agreement for the period decreased $46 or 24.5% from the comparable period of the prior year. This decrease is due to the non-compete agreement being fully amortized as of March 31, 2000.

INTEREST INCOME - Total interest income of $244 for the period represents income earned on the Company's investment of surplus cash in short term investments. There was no interest income for the comparable period of the prior year.

INTEREST EXPENSE - Interest expense decreased $116 from the comparable period of the prior year. This decrease is attributable to the fact that the Company had borrowings under its bank line of credit agreement in the 1999 period but incurred only minimum interest in the 2000 period because it had no borrowings under the bank line of credit in that period.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company's ebix.com website can be successfully developed and marketed, the effects of the restatement of the Company's financial statements on the availability and terms of future sources of capital, the effects of such restatement on the market for the Company's common stock, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, and the possible effects of insurance regulation on the Company's business. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During Fiscal 2000, the Company sold securities (all in the first quarter of Fiscal 2000 unless otherwise noted) that were not registered under the Securities Act of 1933 as follows:

The Company sold a total of 595,700 shares of its common stock on various dates in the first quarter of 2000 for an aggregate consideration of $4,467,000 to persons who held warrants issued in private placements by the Company in 1996 and 1997. The consideration paid per share consisted of the surrender of a warrant with respect to one share and $7.50 in cash. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based upon the fact that the sales were made exclusively to holders of warrants that had been issued in an earlier private placement. The shares issued on exercise of the warrants were subject to restrictions on resale.

Options were granted to consultants to the Company to purchase 30,000 shares of the Company's common stock at per share exercise prices of $9.25 and in the second quarter of Fiscal 2000 5,000 shares of the Company's common stock at a per share exercise prices of $5.09.

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

                             ebix.com, Inc.




Date: August 11, 2000         By   /s/ Richard J. Baum
                                   --------------------------------------------
                                   Richard J. Baum
                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                                  DESCRIPTION
------------------              ----------------------------------------

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                Commission for information only and not filed -
                                June 30, 2000.

         27.2                   Restated Financial Data Schedule, which is submitted
                                electronically to the Securities and Exchange
                                Commission for information only and not filed -
                                June 30, 1999.