Form 10-Q
period 2000-09-30
EBIX COM INC
filed 2000-11-09
CIK 814549

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 EBIX.COM, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                       ---------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                               1900 E. GOLF ROAD
                                 SCHAUMBURG, IL
                                 --------------
                    (Address of principal executive offices)

                                   77-0021975
                                   ----------
                                (I.R.S. Employer
                              Identification No.)


                                     60173
                                     -----
                                   (Zip Code)

        Registrant's telephone number, including area code: 847-789-3047

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 11,382,182 Shares as of November 8, 2000.

                         EBIX.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

Part I - FINANCIAL INFORMATION                                                  PAGE

     Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 2000
              (unaudited) and December 31, 1999..................................   3

         Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 2000 and 1999 (unaudited)...............   4

         Consolidated Statements of Stockholders' Equity  (Deficit) for the Three
              and  Nine Months Ended September 30, 2000  (unaudited).............   5

         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999 (unaudited)......................   6

         Notes to Consolidated Financial Statements (unaudited)..................   7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.......................................  10

     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk......................................................  17

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings...................................................  18

    Item 2.  Changes to Securities and Use of Proceeds...........................  18

    Item 5.  Other Information...................................................  18

    Item 6.   Exhibits and Reports on Form 8-K...................................  19

SIGNATURES.......................................................................  19

                         EBIX.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                        (Unaudited)
                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                            2000                   1999
                                                                            ----                   ----

ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                    $4,937                  $7,055
Accounts receivable, less allowance of $1,004
   Unbilled receivables                                                         118                     120
   Trade receivables                                                          2,590                   2,977
                                                                     ---------------       -----------------
    Total accounts receivable                                                 2,708                   3,097
                                                                     ---------------       -----------------
Other receivables                                                               118                     332
Other current assets                                                            236                     169
                                                                     ---------------       -----------------
    TOTAL CURRENT ASSETS                                                      7,999                  10,653
Property and equipment, net                                                   1,438                   2,059
Purchased software, net                                                          25                      97
Goodwill, net                                                                   360                     503
Other assets                                                                     47                      77
                                                                     ---------------       -----------------
TOTAL ASSETS                                                                 $9,869                 $13,389
                                                                     ===============       =================

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

CURRENT LIABILITIES:

Current portion of long term debt                                              $214                    $217
Accounts payable and accrued expenses                                         4,655                   3,166
Accrued payroll and related benefits                                            407                     827
Current portion of capital lease obligation                                     172                      97
Deposit liability                                                             2,225                   2,324
Deferred revenue                                                              2,472                   3,046
                                                                     ---------------       -----------------
    TOTAL CURRENT LIABILITIES                                                10,145                   9,677
Long term debt, less current portion                                              -                     106
Long term capital lease obligation, less current portion                        413                     623
Other liabilites                                                                252                       -
                                                                     ---------------       -----------------
TOTAL LIABILITIES                                                            10,810                  10,406
                                                                     ---------------       -----------------

STOCKHOLDERS' EQUITY (DEFICIT):

Convertible Series D Preferred stock, $.10 par value, 2,000,000
    shares authorized, no shares issued and outstanding at                        -                      49
    September 30, 2000: 221 shares issued and outstanding at
     December 31, 1999
Common stock, $.10 par value,
    20,000,000 shares authorized,
         11,382,182 and 10,763,548  issued and
         outstanding                                                          1,138                   1,076
Additional paid-in capital                                                   80,715                  76,687
Deferred compensation                                                          (627)                 (1,549)
Accumulated deficit                                                         (81,958)                (73,166)
Accumulated other comprehensive loss                                           (209)                   (114)
                                                                     ---------------       -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (941)                  2,983
                                                                     ---------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $9,869                 $13,389
                                                                     ===============       =================

See accompanying notes to consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                           2000          1999               2000           1999
                                                           ----          ----               ----           ----
REVENUE:

Software                                                      $545          $674             $1,380          $1,771
Services and other                                           2,338         2,389              7,351           8,675
                                                             -----         -----              -----           -----
     TOTAL REVENUE                                           2,883         3,063              8,731          10,446

OPERATING EXPENSES:

Software costs                                                  65           117                243             421
Services and other costs                                     1,564         2,649              4,907           7,626
Product development                                            867         1,873              2,969           4,424
Sales and marketing                                          1,330         1,740              4,071           3,346
General and  administrative                                  1,480         1,014              5,258           5,756
Amortization of goodwill
     and non-compete agreement                                  47            95                189             283
                                                             -----         -----             ------          ------
     TOTAL OPERATING EXPENSES                                5,353         7,488             17,637          21,856
                                                             -----         -----             ------          ------
     OPERATING LOSS                                         (2,470)       (4,425)            (8,906)        (11,410)

Interest income                                                 81            14                325              14
Interest expense                                               (27)          (21)               (77)           (187)
                                                             -----         -----             ------          ------
Loss before income taxes                                    (2,416)       (4,432)            (8,658)        (11,583)
Income tax provision                                           (59)           (1)              (134)            (26)
                                                             -----         -----             ------          ------

Net loss                                                   ($2,475)      ($4,433)           ($8,792)       ($11,609)
                                                           =======       =======            =======        ========

Basic and Diluted net loss per common share                 ($0.22)       ($0.43)            ($0.78)         ($1.30)
                                                            ======        ======             ======          ======

Basic and Diluted weighted average shares outstanding       11,377        10,213             11,337           8,910
                                                            ======        ======             ======           =====

See accompanying notes to consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
            CONSOIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 Preferred stock                    COMMON STOCK
                                                 ---------------                    ------------

                                                 SHARES        AMOUNT          SHARES          AMOUNT
                                               ----------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         221             $49      10,763,549          $1,076

Net loss                                            --              --              --              --
Translation adjustment                              --              --              --              --
Other comprehensive loss
Conversion of preferred stock                     (221)            (49)          9,945               1
Exercise of stock options                           --              --          12,988               2
Exercise of stock warrants                          --              --         595,700              59
Deferred compensation and amortization
       related to options and warrants
                                               ----------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)              0              $0      11,382,182          $1,138
                                               ----------------------------------------------------------


                                                                                            ACCUMULATED
                                               ADDITIONAL                                     OTHER
                                                PAID-IN      DEFERRED       ACCUMULATED    COMPREHENSIVE
                                                CAPITAL    COMPENSATION       DEFICIT      (LOSS) INCOME       TOTAL
                                              -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                     $76,687        ($1,549)       ($73,166)          ($114)         $2,983
                                              -----------------------------------------------------------------------
Net loss                                            --             --          (8,792)             --          (8,792)
Translation adjustment                              --             --              --             (95)            (95)
Other comprehensive loss
Conversion of preferred stock                       48                                                             --
Exercise of stock options                           50                             --              --              52
Exercise of stock warrants                       4,408                             --                           4,467
Deferred compensation and amortization
       related to options and warrants            (478)           922                                             444
                                      ------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)        $80,715          ($627)       ($81,958)          ($209)          ($941)
                                      ------------------------------------------------------------------------------


      See accompanying notes to consolidated financial statements.

                                 EBIX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,

                                                                                     2000                 1999
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          ($8,792)             ($11,609)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization of property and equipment                               621                   453
Amortization of intangibles                                                           263                   165
Stock-based compensation                                                             444                 1,556
CHANGES IN ASSETS AND LIABILITIES:
Trade receivable, net                                                                 387                   831
Unbilled receivables, other receivables, and other current assets                     131                  (192)
Accounts payable and accrued expenses                                               1,489                  (838)
Accrued payroll and related benefits                                                 (420)               (1,077)
Deposit liability, deferred revenue and other liabilities                            (421)                  334
                                                                                ----------            ----------
     Net cash used in operating activities                                         (6,298)              (10,377)
                                                                                ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                    -                  (722)
Purchase of minority interest                                                           -                   (50)
                                                                                ----------            ----------
     Net cash used in investing activities                                              -                  (772)
                                                                                ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                                                                   (109)               (3,979)
Repayments of capital lease obligations                                              (135)                  313
Proceeds from exercise of common stock warrants                                     4,467                19,565
Proceeds from exercise of common stock options                                         52                   753
                                                                                ----------            ----------
     Net cash provided by financing activities                                      4,275                16,652
                                                                                ----------            ----------
Effect of foreign exchange rates on cash                                              (95)                  (31)
     Net change in cash and cash equivalents                                       (2,118)                5,472
     Cash and cash equivalents at the beginning of the period                       7,055                 1,053
                                                                                ----------            ----------
     Cash and cash equivalents at the end of the period                           $ 4,937               $ 6,525
                                                                                ----------            ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                   $      54             $     231
Income taxes paid                                                                      14                     7

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

Note 2. RESTATEMENT

In its Form 10-K for the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company restated and reclassified its consolidated financial statements for the nine month transition period ended December 31, 1998 ("Transition Period 1998") and the fiscal year ended March 31, 1998 (`Fiscal 1998").

Unaudited quarterly financial data for Fiscal 1999 has been restated and reclassified. The effect of such reclassifications and the restatements on the third quarter of Fiscal 1999 statement of operations line items is shown in the following table:


                                                                      Q3                             Q3
                                                                   AS FILED                       RESTATED
                                                                  9/30/1999        ADJ           9/30/1999
                                                                  ---------        ---           ---------

REVENUE:

Software                                                                  $536        (138) (a)          $674
Services and other                                                       2,656         267              2,389
                                                                ---------------                ---------------
              TOTAL REVENUE                                              3,192                          3,063

OPERATING EXPENSES:

Software costs                                                             648        (531)               117
Services and other costs                                                 2,134         515              2,649
Product development                                                      1,364         509              1,873
Sales and marketing                                                      1,740           -              1,740
General and administrative                                               1,232        (218)             1,014
Amortization of goodwill and non-compete                                                                    -
    agreements                                                              49          46                 95
                                                                ---------------                ---------------
              TOTAL OPERATING EXPENSES                                   7,167                          7,488
                                                                ---------------                ---------------
              OPERATING LOSS                                            (3,975)                        (4,425)

Interest income                                                             14                             14
Interest expense                                                             -         (21)               (21)
                                                                ---------------                ---------------

Income loss before income taxes                                         (3,961)                        (4,432)
Income tax provision                                                         1                              1
                                                                ---------------                ---------------

Net loss                                                               ($3,962)                       ($4,433)
                                                                ===============                ===============

Basic and Diluted net loss per common share                             ($0.39)                        ($0.43)
                                                                ===============                ===============

Basic and Diluted weighted average shares outstanding                   10,213                         10,213
                                                                ===============                ===============

(a) ($135) of this adjustment represents the reversal of revenue which was reflected in the Company's 1999 Form 10-K as reversed in the first and second quarters of 1999 rather than the third quarter of 1999.

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

In connection with the May 1996 private equity placement described above, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At September 30, 2000, 11,450 shares may still be purchased under this warrant.

Note 4 - STOCK OPTIONS AND WARRANTS

During 1999, the Company granted selected executives and key employees 466,000 incentive stock option awards whose vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. During 2000, the Company granted an additional 40,000 stock option incentive awards. For these options, vesting generally occurs when the Company's stock price equals $9.00, $12.00, $15.00 and $20.00 per share. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. A credit to compensation expense related to these incentive options of approximately $708 was recognized during the nine month period ended September 30, 2000. This benefit offsets expense previously recorded under variable plan accounting. A credit is recognized in periods where the strike price exceeds the stock price to the extent of expense previously recognized. At September 30, 2000, 196,125 of the incentive options were vested.

The Company has granted nonstatutory and incentive options outside the Company's stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 79,333 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options are exercisable within ten years of the date of the grant. Included in these options are 5,000 options which the Company granted in the second quarter of 2000, 30,000 options which the Company granted in the first quarter of 2000, 43,333 options which the Company granted in 1999, and 1,000 options granted prior to 1999. No such options were granted in the third quarter of 2000.

These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain level. At September 30, 2000, 69,958 of the non-employee options were vested. The Company has recognized compensation expense of approximately $154 related to these options during the nine month period ended September 30, 2000.

On August 20, 1999, the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares eligible to be purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At September 30, 2000, the warrants issued to Hewlett - Packard represent the rights to purchase 557,240 and 511,751 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

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

Expense of $961 was recognized during the nine month period ended September 30, 2000 related to these warrants.

Note 5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2000 were 11,377,155 and 11,337,023, respectively. The weighted average number of common shares outstanding for the three and nine months ended September 30, 1999 were 10,212,650 and 8,909,553, respectively. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. The Company's common stock equivalents consist of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for the three and nine months ended September 30, 2000 and September 30, 1999, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. As of September 30, 2000 there were approximately 2,820,000 shares potentially issuable with respect to stock options, warrants and convertible preferred stock, which could dilute Basic EPS in the future.

Note 6. COMPREHENSIVE LOSS

                                               Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                                2000       1999        2000        1999
                                             ---------   --------    --------    --------
Net loss                                     ($ 2,475)   ($ 4,433)   ($ 8,792)   ($11,609)
Other comprehensive income (loss):
   Foreign currency translation adjustment       (102)         13         (95)        (31)
                                             --------    --------    --------    --------
Comprehensive loss                           ($ 2,577)   ($ 4,420)   ($ 8,887)   ($11,640)
                                             ========    ========    ========    ========


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

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company experienced negative operating cash flow of $6,298. The Company funded cash used in operating activities and investing activities primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of $4,519.

Although the cash proceeds resulting from the exercise of stock warrants and options have provided the Company with unused sources of capital, the Company continues to experience operating losses as well as negative cash flows. In addition, the Company's current product strategy has added the design and development of ebix.com, which was launched on September 8, 1999; the Company is pursuing the successful commercialization of this e-commerce insurance portal.

Although transactions have occurred on ebix.mall in 1999 and 2000, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link. However, the Company expects to generate increased traffic to its website, having just entered into an agreement whereby ebix.com becomes the exclusive online insurance services provider for AltaVista, (See exhibit 99, press release dated November 7, 2000 re: Agreement with AltaVista incorporated herein by reference). However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

The Company is currently faced with liquidity concerns. In order to meet the projected cash requirements of the business, and to continue as a going concern after the next twelve months, it will be necessary for the Company to increase its revenue sources beyond those accessed during the past two years or secure financing sources, beyond those currently available. Furthermore, the Company believes its cash balances, available credit facility and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months only if supplemented with potential strategic equity investments.

Management believes that the required financing sources to operate the business as a going concern will be secured, although there can be no assurances that such financing will be available or that it will be available on terms satisfactory to the Company.

Management will endeavor to secure necessary financing sources, which could include one or more equity investors, in order to continue to operate the business.

PROFESSIONAL SERVICE COSTS - The Company has incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998, as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999. Such costs, which totaled approximately $1,100, were recognized in the second quarter of 2000.

DEFERRED REVENUE - The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company's current liabilities at September 30, 2000 include deferred revenue of $2,472 and deposit liabilities of $2,225. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

PRODUCT DEVELOPMENT - At September 30, 2000, the Company employed 19 full-time employees engaged in product development activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures were $867 and $2,969 for the three and nine month periods ended September 30, 2000, respectively.

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

PREFERRED STOCK CONVERSION - On August 1, 2000, the Company's only preferred stockholder converted 221 shares of the Company's Series D Preferred Stock to 9,945 shares of the Company's Common Stock.

WARRANTS - Between January 1, 2000 and January 16, 2000, the remaining warrants related to the January 1997 private placement issue of warrants to acquire 1,126,100 shares of common stock, which were due to expire on January 16, 2000, were exercised resulting in the issuance of 595,700 shares of common stock generating approximately $4,467 in cash.

In connection with a May 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At September 30, 2000, 11,450 shares may still be purchased under this warrant.

On August 20, 1999, the Company granted a two year warrant to Hewlett -Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares eligible to be purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported in the Company's report on Form 10-Q or Form 10-K. At September 30, 2000, the warrants issued to Hewlett-Packard represent the rights to purchase 557,240 and 511,751 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

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

The Company's common stock has traded at prices from $3.56 to $2.00 from September 29, 2000 to October 31, 2000, rendering it improbable that the warrants held by Hewlett-Packard and InfoSpace.com will be exercised.

COMMON STOCK OPTIONS - During the nine months ended September 30, 2000, the Company received approximately $52 from the exercise of outstanding stock options. As of September 30, 2000, there are outstanding vested options to purchase approximately 482,828 shares of common stock at an average exercise price of $5.77 per share. The majority of outstanding options have expiration dates in excess of five years from September 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

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

Total revenue for the quarter ended September 30, 2000 decreased $180 or 5.9% from the comparable quarter of the prior year.

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

Software revenue is comprised of revenue from the sale of ebix (formerly "cd") products, current legacy products, and other third party software. During the second quarter of Fiscal 1997, the Company discontinued the sale and marketing of computer hardware. The sale of hardware was discontinued in order to focus the Company's resources on the development and sale of software and services. Subsequent to the Company's exit from the hardware sector, the Company continues to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company. These commissions are included in other income.

ebix.mall is expected to generate revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees. Although transactions have occurred on ebix.mall in 2000, because the Company has not processed the charges, which are de minimis in amount, no revenue has been recognized to date. Transactions have not occurred on the website for ebix.link. However, the Company expects its sales to increase, having recently entered into the agreement with the AltaVista Company described above under "Liquidity and Capital Resources," incorporated herein by reference.

Total software revenue for the quarter decreased $129 or 19.1% from the comparable quarter of the prior year. This decrease reflects the shifting of the Company's focus away from the agency management legacy products and towards the website which has not yet begun generating revenues.

SERVICES REVENUE - Total services revenue for the quarter decreased $51 or 2.1 % from the comparable quarter of the prior year. This decrease is due to a decrease in support revenue associated with legacy products.

SOFTWARE COSTS - Cost of Software revenue includes the cost of third party software and the amortization of purchased software.

Total software costs for the quarter decreased $52 or 44.4% from the comparable quarter of the prior year. This decrease is due to a decrease in third party sales and the costs associated with such sales.

SERVICES AND OTHER COSTS - Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

Total services and other costs for the quarter decreased $1,085 or 41.0% from the comparable quarter of the prior year. This decrease is related to the reduction in staffing levels for consultants, trainers and support staff.

PRODUCT DEVELOPMENT EXPENSES - Total product development expenses for the quarter decreased $1,006 or 53.7% from the comparable quarter of the prior year. This decrease reflects a change in the Company's focus from the agency management products to the website which at this time requires less product development.

SALES AND MARKETING EXPENSES - Total sales and marketing expenses for the quarter decreased $410 or 23.6 % from the comparable quarter of the prior year. This decrease is attributable to a decrease in the amount of ebix promotion in third quarter 2000 as compared to third quarter 1999 when ebix was launched. The Company expects its sales and marketing expenses to increase, having recently entered into the agreement with the AltaVista Company described above under "Liquidity and Capital Resources," incorporated herein by reference.

GENERAL AND ADMINISTRATIVE EXPENSES -Total general and administrative expenses for the quarter increased $466 or 46.0 % from the comparable quarter of the prior year. This increase is due to a $389 loss related to the sublease of property and a $285 of expense related to a legal settlement partially offset by a reduction in staffing levels and rent expense.

AMORTIZATION OF GOODWILL AND NON-COMPETE AGREEMENT -Total amortization of goodwill and non-compete agreement for the quarter decreased $48 or 50.5% from the comparable quarter of the prior year. This decrease is due to the non-compete agreement being fully amortized as of March 31, 2000.

INTEREST INCOME - Total interest income for the quarter increased $67 for the quarter and represents income earned on the Company's investment of surplus cash in short term investments.

INTEREST EXPENSE - Interest expense increased $6 from the comparable quarter of the prior year.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

TOTAL REVENUE - Total revenue for the nine month period ended September 30, 2000 decreased $1,715 or 16.4% from the comparable period of the prior year.

SOFTWARE REVENUE - Total software revenue for the nine month period decreased $391 or 22.1% from the comparable quarter of the prior year. This decrease reflects the shifting of the Company's focus away from the agency management legacy products and towards the website which has not yet begun generating revenues. However, the Company expects its sales to increase, having recently entered into the agreement with AltaVista Company described above under "Liquidity and Capital Resources," incorporated herein by reference.

SERVICES REVENUE - Total services revenue for the period decreased $1,324 or
15.3 % from the comparable period of the prior year. This decrease is due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

SOFTWARE COSTS - Total software costs for the period decreased $178 or 42.3% from the comparable period of the prior year. This decrease is due to a decrease in third party sales and the costs associated with such sales.

SERVICES AND OTHER COSTS - Total services and other costs for the period decreased $2,719 or 35.7% from the comparable period of the prior year. This decrease is related to the reduction in staffing levels for consultants, trainers and support staff.

PRODUCT DEVELOPMENT EXPENSES - Total product development expenses for the period decreased $1,455 or 32.9% from the comparable period of the prior year. This decrease reflects a change in the Company's focus from the agency management products to the website, which at this time requires less product development.

SALES AND MARKETING EXPENSES - Total sales and marketing expenses for the period increased $725 or 21.7 % from the comparable period of the prior year. This increase is attributable to $758 of expense associated with warrants issued to third parties during 1999 partially offset by a decrease in ebix.com product promotion. The Company expects its sales and marketing expenses to increase, having recently entered into the agreement with AltaVista Company described above under "Liquidity and Capital Resources," incorporated herein by reference.

GENERAL AND ADMINISTRATIVE EXPENSES -Total general and administrative expenses for the period decreased $498 or 8.7% from the comparable period of the prior year. This decrease is due to a reduction in staffing levels partially offset by professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998 as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999, a $389 loss related to the sublease of property and a $285 of expense related to a legal settlement.

AMORTIZATION OF GOODWILL AND NON-COMPETE AGREEMENT -Total amortization of goodwill and non-compete agreement for the period decreased $94 or 33.2% from the comparable period of the prior year. This decrease is due to the non-compete agreement being fully amortized as of March 31, 2000.

INTEREST INCOME - Total interest income for the period increased $311 from the comparable period of the prior year due to the Company's investment of surplus cash in short term investments.

INTEREST EXPENSE - Interest expense for the period decreased $110 from the comparable period of the prior year. This decrease is attributable to the fact that the Company had borrowings under its bank line of credit agreement in the 1999 period but incurred only minimum interest in the 2000 period because it had no borrowings under the bank line of credit in that period.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company's ebix.com website can be successfully developed and marketed, the effects of the restatement of the Company's financial statements and the possible delisting from the NASDAQ SmallCap Market on the availability and terms of future sources of capital, the effects of such restatement and such possible delisting on the market for the Company's common stock, the possible effects of the Securities and Exchange Commission's investigation of the Company's financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, and the possible effects of insurance regulation on the Company's business. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-12781, and the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In IN THE MATTER OF THE ARBITRATION BETWEEN DELEWARE VALLEY UNDERWRITING AGENCY,
   ----------------------------------------------------------------------------
INC., AND APEX INSURANCE AGENCY, INC. AND DELPHI INFORMATION SYSTEMS, INC., NOW
-------------------------------------------------------------------------------
KNOWN AS EBIX.COM, the arbitrator has issued an award against the Company,
--------------
including costs, of approximately $285,000, related to claims with respect to the functionality of a system sold by the Company in 1995.

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

Options were granted to consultants to the Company to purchase 30,000 shares of the Company's common stock at per share exercise prices of $9.25, and in the second quarter of Fiscal 2000, 5,000 shares of the Company's common stock at a per share exercise prices of $5.09. The consideration for such option issuances is services to the Company. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based on the fact that these transactions involved sales to an institution and a single consultant, respectively, in private transactions.

Item 5.  OTHER INFORMATION

On October 2, 2000, October 4, 2000, and October 10, 2000, Roy L. Rogers, Douglas C. Chisholm, and Dennis Drislane, respectively, were appointed as Directors of the Company.

As stated in Note 2 to the consolidated financial statements in this Form 10-Q the Company restated and reclassified its consolidated financial statements for the 1998 transition period and fiscal 1998, which were included as reaudited and restated, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. On August 11, 2000, the Company was advised that the Securities and Exchange Commission had issued a formal Order of Investigation and subpoenaed documents relating to the Company's financial reporting since April 1, 1997, including, in particular, revenue recognition, software development cost capitalization, royalty costs, and classification of cash receipts, which were affected by the restatement.

The Company has received a request dated October 27, 2000 of the NASDAQ Stock Market Staff to furnish it with the Company's plan to achieve and sustain compliance with the NASDAQ SmallCap Market Listing requirements. The NASDAQ request was made in connection with its current review of the Company's eligibility for continued listing in light of its present failure to meet the NASDAQ requirement that a Company satisfy any one of NASDAQ's minimum net tangible assets, market capitalization, or earnings standards.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

None.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ebix.com, Inc.




Date: November 8, 2000           By:  /s/ Richard J. Baum
                                   --------------------------------------------
                                 Richard J. Baum
                                 Chief Financial Officer

                                  EXHIBIT INDEX
                             ----------------------

EXHIBIT NO.                                          DESCRIPTION
-----------                        --------------------------------------------

3                                  Amendment to the by-laws  (adopted by October
                                   10, 2000 Board of Directors Resolution).

10                                 Richard J. Baum Severance Agreement*

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                   Commission for information only and not filed
                                   - September  30, 2000.

27.2 Restated Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed - September 30, 1999.

99                                 Press release dated November 7, 2000 re:
                                   Agreement with AltaVista

* Management contract.