Form 10-K
period 2000-12-31
EBIX COM INC
filed 2001-04-02
CIK 814549

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

                       For the fiscal year ended December 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 EBIX.COM, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                                         77-0021975
       (State or other jurisdiction of               (I.R.S. Employer Identification Number)
               incorporation)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

As of March 1, 2001, the number of shares of Common Stock outstanding was 11,382,182. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $5,634,931 (For this purpose, the Company has assumed, without determining, that directors, executive officers, and holders of more than 10% of the Company's shares are affiliates).

Documents Incorporated by Reference -- Portions of the registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 EBIX.COM, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE REFERENCE
                                                                         --------------
                                PART I

Item 1.    Business....................................................         3

Item 2.    Properties..................................................         6

Item 3.    Legal Proceedings...........................................         6

Item 4.    Submission of Matters to a Vote of Security Holders.........         7

                               PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................         8

Item 6.    Selected Financial Data.....................................         9

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................         9

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...        16

Item 8.    Financial Statements and Supplementary Data.................        18

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................        43

                               PART III

Item 10.   Directors and Executive Officers of the Registrant..........        43

Item 11.   Executive Compensation......................................        43

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................        43

Item 13.   Certain Relationships and Related Transactions..............        43

                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................        44

                                     PART I

ITEM 1.  BUSINESS

    ebix.com, Inc. (the "Company"), formerly Delphi Information Systems, Inc., was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, ebix.com, Inc. is referred to as the "Company" while ebix.com (1) refers to the Company's website, including the Company's Internet browser-based products described below. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer. In June 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. On July 23, 1996, the Company acquired a majority interest, and on January 1, 1999, the Company acquired the remaining minority interest in Complete Broking Systems ("CBS") of Auckland, New Zealand. On March 23, 1998, the Board of Directors adopted a resolution to change the Company's fiscal year end to December 31 effective in April 1998. On October 22, 1999, the Company's shareholders approved a proposal to amend the Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc.

    The Company is an international provider of software and Internet-based solutions for the insurance industry. Historically and during 2000, the Company's revenue has been derived primarily from the licensing and sale of software comprised of proprietary software and third-party software (16.7% of revenue in 2000) and from professional, maintenance, and support services (83.3% of revenue in 2000). Professional services include consulting, implementation, training, and project management provided to the Company's customers with installed systems and those in the process of installing systems.

    The Company's software customer list includes a majority of the largest 100 insurance brokerages and top 200 agencies in the United States and Canada, and many of the largest global brokers. The Company's software operates on approximately 75,000 workstations and terminals at more than 2,000 customer sites.

    Information on the Company's revenues, fixed assets and goodwill in different geographic areas is furnished in Note 15 to the Consolidated Financial Statements, included elsewhere herein.

    Since the 1999 launching of the ebix.com website, the Company's development focus has changed to the development of this website, which includes transaction-oriented business to consumer and business to business processes over the Internet.

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

    ebix.mall generates revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees. Although there were transactions on the website in 2000, the amount of revenue recognized to date has been immaterial. Transactions have not occurred on the website for ebix.link.

- ------------------------

(1) ebix.com is a registered trademark of ebix.com, Inc.

    In connection with the development of the website, the Company, in August 1999, entered into agreements with Hewlett-Packard and Infospace. See Notes 11 and 14 to the Consolidated Financial Statements, included elsewhere herein.

    Because the Company does not have the substantial capital necessary at this time to adequately promote the website, the Company cannot predict whether, when or how the website will generate substantial revenues. The Company's agreement with BRiT Insurance Holdings plc is intended to address these concerns. See Recent Developments, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In January 2001, the Company began marketing the ebixasp product. ebixasp is a web enabled system for insurance agencies to manage their businesses. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis. As of March 1, 2001, this product has not generated revenues.

    The Company continues to provide the agency management software product line which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and "ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also continues to service but no longer sells six "legacy" products including: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

    Since the Company's exit from the hardware sector in the second quarter of the fiscal year ended March 31, 1997, the Company has continued to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company.

    The software products offered by the Company range in price from $350 to $1,700 on a per license basis, but the total contract value for certain multiple-site global brokers is over $1,000,000. In the fiscal year ended December 31, 2000 ("Fiscal 2000") and in the nine month transition period ended December 31, 1998 ("Transition Period 1998"), one domestic customer (including its foreign subsidiary), a New York Stock Exchange listed multi-national insurance company, accounted for approximately 12% and 16%, respectively, of consolidated revenue. There were no accounts receivable relating to this customer at the end of both Fiscal 2000 and Transition Period 1998. In the fiscal year ended December 31, 1999 ("Fiscal 1999"), no customer represented more than 10% of consolidated revenue.

    SYSTEM DESIGN AND ARCHITECTURE--The Company's new product offerings utilize the latest internet based architecture. "ebix.global" is a client/server based system, which runs on an Oracle relational database software technology. "ebix.one" is operational on Pervasive database software.

    PRODUCT DEVELOPMENT--At December 31, 2000, the Company employed 14 full-time employees and 20 offshore contract engineers engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the website.

    Product development expenditures were $3,938,000, $5,452,000, and $3,764,000 in Fiscal 2000, Fiscal 1999, and Transition Period 1998, respectively.

    COMPETITION--Management believes its principal competition is represented by four companies, two of which provide client/server based software systems that are comparable to those offered by the Company and two of which provide websites devoted to insurance sales. These companies are larger than the Company and may have greater financial resources.

    The Company is not aware of any other companies that offer software that specifically addresses the independent agency marketplace. However, certain large hardware suppliers do sell systems and systems' components to independent agencies. The Company, to a much lesser extent, also experiences competition from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware companies to supply systems to independent agencies.

    The Company believes that most insurance carriers are in the process of reducing or eliminating their in-house agency and brokerage efforts. Nevertheless, some insurance carriers continue to operate subsidiaries which actively compete with the Company. These carriers have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carriers' insurance products. Accordingly, there can be no assurances that insurance carriers will continue to withdraw from competition with the Company.

    Key competitive factors in the Company's software and services market are product technology, features and functions, ease of use, price, reputation, reliability, effects of insurance regulation, and quality of customer support and training. Management believes that overall, the Company competes favorably with respect to these factors.

    Key features of the Company's new ebix.com website products that the Company believes will be of competitive significance include the: (i) ability to complete end-to-end conversion of data from input to policy issuance,
(ii) offering of both personal and commercial lines, (iii) provision of a new market to insurance brokers, insurance carriers and agents for expansion of their business, (iv) affording to insurance customers a marketplace in which insurance can be priced on an objective competitive basis, and (v) ability to complete transactions online. Management believes that overall, the Company competes favorably with respect to these factors.

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

    EMPLOYEES--At December 31, 2000, the Company had 93 employees, including 18 employees in sales and marketing, 14 employees in product development, 43 employees in customer service and operations, and 18 employees in general management, administration and finance. None of the Company's employees are presently covered by a collective bargaining agreement. Management believes that employee relations are good.

    RECENT DEVELOPMENTS--See Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, in Item 7.

    EXECUTIVE OFFICERS--The executive officers and senior management of the Company are as follows:

NAME                                     AGE                      POSITION
- ----                                   --------   ----------------------------------------
Robin Raina..........................     33      President, Chief Executive Officer
Richard J. Baum......................     62      Senior Vice President-Finance &
                                                    Administration, Chief Financial
                                                    Officer and Secretary

    The executive officers of the Company are elected annually by the Board.

    ROBIN RAINA, 33, was elected a director of the Company in February, 2000. Mr. Raina joined the Company in October 1997 as Vice President--Professional Services and was promoted to Senior Vice President--Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999 and Chief Executive Officer effective September 23, 1999. Prior to joining the Company, from 1990 to 1997, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations including setting-up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

    Richard J. Baum has been Senior Vice President--Finance & Administration, Chief Financial Officer and Secretary since July 21,1999, having joined the Company as Senior Controller in June 1999. Since 1988 he had been President of Consulting Capabilities Corp., a general business consulting firm specializing in turnaround and crisis management, which became inactive when he joined the Company. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invesco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc. (1977-1979), Chief Financial Officer and member of the Board of Midas International Corp., (1972-1977). He is a CPA and holds an MBA from the University of Chicago.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are in Schaumburg (a suburb of Chicago), Illinois, where it leases approximately 6,000 square feet of office space. Substantially all corporate executive and administrative functions are located in Schaumburg. The Schaumburg lease expires in December 2001. The Company and its subsidiaries lease additional office space of approximately 11,300 square feet in Atlanta, Georgia; approximately 10,000 square feet in Billerica, Massachusetts, which is currently being subleased; approximately 12,000 square feet in Walnut Creek (San Francisco), California; approximately 5,000 square feet in Pittsburgh, Pennsylvania; approximately 6,000 square feet in Scarborough, (Toronto) Canada until December 2000 when the office was closed; approximately 2,800 square feet in Auckland, New Zealand; approximately 2,500 square feet in Sydney, Australia; approximately 1,000 square feet in London, England until December 2000 when the office was closed; and approximately 1,000 square feet in Singapore. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will, after giving effect to reserves and insurance, have a material adverse effect on its business, results of operations or financial condition.

    On August 11, 2000, the Company was advised that the Securities and Exchange Commission had issued a formal Order of Investigation and subpoenaed documents relating to the Company's financial reporting since April 1, 1997, including, in particular, revenue recognition, software development cost capitalization, royalty costs, and classification of cash receipts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders, held on November 20, 2000, the following members were elected to the Company's Board of Directors, each by the vote indicated to the right of such nominee's name:

NOMINEE                                                    FOR       WITHHELD
- -------                                                 ----------   ---------
Yuval Almog...........................................   8,854,737   1,429,989
Douglas C. Chisholm...................................  10,272,850      11,876
Dennis Drislane.......................................  10,272,850      11,876
William R. Baumel.....................................  10,188,863      95,863
Larry G. Gerdes.......................................  10,269,663      15,063
Robin Raina...........................................  10,271,364      13,362
William W. G. Rich....................................  10,272,850      11,876
Roy L. Rogers.........................................  10,272,850      11,876

    Abstentions and broker non-votes were not counted as either a vote for or withheld from the nominees for director and had no effect in determining the outcome of the election for directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The principal market for the Company's Common Stock is the Nasdaq SmallCap Market. The Company's Common Stock trades under the symbol "EBIX". As of
March 1, 2001, there were 102 stockholders of record.

    The Company has not paid dividends on its Common Stock to date. There are no plans in the foreseeable future to do so.

    The following tables set forth the high and low closing bid prices for the Company's Common Stock for each calendar quarter in Fiscal 2000 and Fiscal 1999.

TWELVE MONTHS ENDED
DECEMBER 31, 2000                                               HIGH       LOW
- -----------------                                             --------   --------
First quarter...............................................   $14.00     $9.00
Second quarter..............................................    12.38      3.13
Third quarter...............................................     6.25      3.13
Fourth quarter..............................................     3.50       .47

TWELVE MONTHS ENDED
DECEMBER 31, 1999                                               HIGH       LOW
- -----------------                                             --------   --------
First quarter...............................................   $11.31     $7.56
Second quarter..............................................    10.50      7.94
Third quarter...............................................     9.75      6.50
Fourth quarter..............................................    11.19      6.69

    As of March 1, 2001 there were 11,382,182 shares of Common Stock outstanding.

    During fiscal 2000, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

(1) The Company sold a total of 595,700 shares of its Common Stock on various dates in 2000 for an aggregate consideration of $4,467,750 to persons who held warrants issued in private placements by the Company in 1996 and 1997. The consideration paid per share consisted of the surrender of a warrant with respect to one share and $7.50 in cash. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions by an issuer not involving a public offering, based upon the fact that the sales were made exclusively to holders of warrants that had been issued in an earlier private placement. The shares issued on exercise of the warrants were subject to restrictions on resale.

(2) On various dates in 2000, the Company granted options on 42,000 shares of Common Stock to directors for no payment in recognition of service under its Director Stock Option Plan. The exemption claimed from registration under the Securities Act of 1933 was Section 4(2) thereof, exempting transactions of an issuer not involving a public offering, based upon the fact that the options were granted exclusively to the Company's directors, sophisticated persons with a preexisting relationship with the Company. The options issued are subject to restrictions on transfer.

ITEM 6.  SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             FISCAL YEARS ENDED
                                       YEAR                YEAR             NINE MONTHS           MARCH 31,
                                       ENDED               ENDED               ENDED         -------------------
                                 DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998     1998       1997
                                 -----------------   -----------------   -----------------   --------   --------
RESULTS OF OPERATIONS:
Revenue........................       $ 11,764            $ 12,511            $13,402        $20,926    $27,714
Operating loss.................        (11,455)            (19,020)            (5,346)        (4,382)    (6,028)
NET LOSS.......................       $(11,374)           $(19,060)           $(5,754)       $(3,806)   $(6,037)
NET LOSS PER SHARE: (1)
Basic and diluted..............       $  (1.00)           $  (2.05)           $ (0.78)       $ (0.52)   $ (0.99)
SHARES USED IN COMPUTING PER
  SHARE DATA: (1)
Basic and diluted..............         11,348               9,279              7,395          7,347      6,093
FINANCIAL POSITION:
Total assets...................       $  6,562            $ 13,389            $ 8,063        $ 9,702    $17,838
Short-term debt................            106                 217              4,032          1,923      1,600
Long-term debt.................             --                 106                413            210         --
Stockholders' equity
  (deficit)....................       $ (3,264)           $  2,983            $(4,517)       $ 1,256    $ 4,513

- --------------------------
(1) Net loss per share and share data restated to reflect the one-for-five reverse stock split effective May 8, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's current product strategy is focused on the design, development and successful commercialization of ebix.com, the Company's e-commerce insurance portal, which was launched on September 8, 1999.

    ebix.com is a website designed to meet the insurance needs of both the consumer and the insurance professional, consisting of ebix.mall and ebix.link. ebix.mall is a virtual marketplace, where consumers can define their desired policy coverages and seek competitive quotes from a number of agents, brokers and carriers in a timeframe defined by the consumer. ebix.link, an Internet browser-based product, provides electronic information transmission between insurance carriers and insurance brokers.

    Although transactions occurred on the website for ebix.mall in 1999 and 2000, and the Company began to generate revenue on ebix.mall in 2000, the amount of revenue recognized to date has been immaterial. Transactions have not occurred on the website for ebix.link. ebix.mall generates revenues through transaction fees and acceptance fees (currently, charges payable by an agent, broker or carrier, as the case may be, are $1.00 upon quoting, and $20.00 upon processing a sale of a policy through the Company's site). ebix.link is expected to generate revenues through transaction fees.

    In January 2001, the Company began marketing the ebixasp product. ebixasp is a web enabled system for agencies to manage their business. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis.

    Because the Company does not have the substantial capital necessary at this time to adequately promote the website, the Company cannot predict whether, when or how the website will generate substantial revenues. The Company's agreement with BRiT Insurance Holdings plc is intended to address these concerns. See Recent Developments, below, in this Item 7.

    The Company continues to provide the agency management software product line which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk; and "ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also continues to service but no longer sells six "legacy" products including: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

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

    Management expects the consolidation of the insurance industry to create a marketplace of fewer yet more sophisticated brokers and agents. In such an environment, the Company could be subject to heightened effects of competition, particularly with respect to product functionality, service and price.

RECENT DEVELOPMENTS

    On March 30, 2001, the Company entered into an agreement (the "Agreement") with BRiT Insurance Holdings plc ("BRiT") for BRiT to invest $7,000,000 in cash in newly issued Company Common Stock at a price of $1.25 per share. BRiT will also exchange a 28% equity position, approximately half of its ownership, in Insurance Broadcast Systems, Inc. ("IBS"), a privately held company in the insurance related electronic education business, for an additional 1,344,000 shares of Company Common Stock. The Agreement also contemplates that the Company and BRiT will negotiate an agreement, expected to be entered into by May 2001, for the Company to receive fees for reviewing, developing and servicing BRiT's e-commerce infrastructure.

    The Agreement is contemplated to be consummated in two closings, the first, a BRiT cash purchase of 2,240,000 shares for $2,800,000, and the second covering the balance of the cash investment and the exchange for IBS stock. Each closing is subject to conditions typical in such transactions; the second is also subject to Company stockholder approval of the transaction and of a charter amendment authorizing additional shares, and execution of the BRiT e-commerce strategy agreement. The Company expects the first closing to occur in mid-April, and the second closing to occur in June. BRiT has the right to designate two members of the Company's board of directors following the second closing.

    After the issuance of Common Stock in both closings pursuant to the Agreement, BRiT will own approximately 38% of the Company's outstanding Common Stock. BRiT is entitled to have the Company register its stock for sale. In connection with the Agreement, the Company terminated its Stockholder Rights Plan, effective immediately, but BRiT has agreed not to acquire 49% or more of the Company's Common Stock without the approval of the the Company's Board of Directors.

    In October 2000, the Company signed an agreement with the AltaVista Company to allow ebix.com to own exclusive rights to all advertising and promotional content on AltaVista's insurance channel as developed by AltaVista and the Company and included in the AltaVista website beginning December 2000. The term of the agreement expires December 2001.

    In February 2001, the Company signed an agreement with About.com, Inc. to create and maintain an Insurance Center channel on the About website that will offer to service the insurance needs of About's users. The agreement, designed to drive traffic to the co-branded Insurance Center on About.com, comprises content integration, co-branding, sponsorship and advertising. The term of the agreement expires on the earlier of the delivery of 500,000 filled application forms or thirty months from the effective date.

    In the interest of making the comparisons of the results of operations in this report as meaningful as possible (in light of the effects of the change in the Company's fiscal year), the discussion below focuses on Fiscal 2000 compared to Fiscal 1999 and on Fiscal 1999 compared to the pro forma twelve months ended December 31, 1998.

                             RESULTS OF OPERATIONS
                        EBIX.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             PRO FORMA
                                                                               TWELVE       TRANSITION
                                                  YEAR           YEAR          MONTHS         PERIOD
                                                 ENDED          ENDED          ENDED          ENDED
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  2000           1999           1998           1998
                                              ------------   ------------   ------------   ------------
Revenue:
Software....................................     $ 1,965        $ 1,438        $ 2,613        $ 2,084
Services and other..........................       9,799         11,073         16,135         11,318
                                                 -------        -------        -------        -------
    Total revenue...........................      11,764         12,511         18,748         13,402
Operating expenses:
Software costs..............................          84          1,217            486          1,469
Services and other costs....................       6,309          9,168          7,744          6,190
Product development.........................       3,938          5,452          5,451          3,764
Sales and marketing.........................       5,098          5,416          3,010          2,109
General and administrative..................       7,552          9,903          6,478          5,026
Amortization................................         238            375            222            190
                                                 -------        -------        -------        -------
    Total operating expenses................      23,219         31,531         23,391         18,748
                                                 -------        -------        -------        -------
Operating loss..............................     (11,455)       (19,020)        (4,643)        (5,346)

    TOTAL REVENUE--The Company's revenue has been derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Total revenue is comprised of software revenue and services revenue.

    - Total revenue for Fiscal 2000 decreased $747,000 or 6.0% from Fiscal 1999.

    - Total revenue for Fiscal 1999 decreased $6,237,000 or 33.3% from the comparable prior twelve-month period ended December 31, 1998.

    SOFTWARE REVENUE--

    Software revenue is comprised of revenue from the sale of ebix (formerly "cd") products, current legacy products, and other third party software. Subsequent to the Company's exit from the hardware sector in Fiscal 1997, the Company continues to receive commissions from hardware vendors for product referrals although this is not a material source of revenue for the Company. These commissions are included in other income.

    - Total software revenue for Fiscal 2000 increased $527,000 or 36.7% from Fiscal 1999. Software revenue growth was due to the implementation of additional software seats purchased by existing customers. Substantially all of the software sold was proprietary software which does not result in obligations to third party providers.

    - Total software revenue for Fiscal 1999 decreased $1,175,000 or 45.0% from the comparable prior twelve-month period ended December 31, 1998. This decrease was due to Y2K purchase deferrals and a general decline in the software market for the Company's products.

    SERVICES REVENUE--

    - Total services revenue for Fiscal 2000 decreased $1,274,000 or 11.5% from Fiscal 1999. This decrease is due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

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

    - Total software costs for Fiscal 2000 decreased $1,133,000 or 93.1% from Fiscal 1999. This decrease is due to a decrease in sales of software licensed by third party providers and the costs associated with such sales.

    - Total software costs for Fiscal 1999 increased $731,000 or 150.4% from the comparable prior twelve-month period ended December 31, 1998. This increase is due to royalties incurred from the sale of third party software.

    SERVICES AND OTHER COSTS--Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

    - Total services and other costs for Fiscal 2000 decreased $2,859,000 or 31.2% from Fiscal 1999. This decrease is related to a reduction in staffing levels for consultants, trainers and support staff.

    - Total services and other costs for Fiscal 1999 increased $1,424,000 or 18.4% from the comparable prior twelve-month period ended December 31, 1998. This increase is due to increased support costs associated with payments made under royalty agreements to buy back support business from a competitor.

    PRODUCT DEVELOPMENT EXPENSES--

    - Total product development expenses for Fiscal 2000 decreased $1,514,000 or 27.8% from Fiscal 1999. This decrease reflects a change in the Company's focus from the agency management products to the website, which at this time requires less product development.

    - Total product development expenses for Fiscal 1999 were comparable to the prior twelve-month period ended December 31, 1998. This is related to development efforts associated with transferring the ebix.global and ebix.one products to the website.

    SALES AND MARKETING EXPENSES--

    - Total sales and marketing expenses for Fiscal 2000 decreased $318,000 or 5.9% from Fiscal 1999. This decrease is attributable to a reduction in staffing levels partially offset by the increased warrant expense in 2000 (arising from the fact that it relates to warrants issued in mid 1999 and outstanding throughout 2000) and to the addition in the fourth quarter 2000 marketing expense, related to the AltaVista arrangement, which is expected to continue (although at a recently negotiated reduced rate).

    - Total sales and marketing expenses for Fiscal 1999 increased $2,406,000 or 79.9% from the comparable prior twelve-month period ended December 31, 1998. This increase is primarily attributable to the ebix.com product promotion.

    GENERAL AND ADMINISTRATIVE EXPENSES--

    - Total general and administrative expenses for Fiscal 2000 decreased $2,351,000 or 23.7% from Fiscal 1999. This decrease is attributable to a reduction in staffing levels partially offset by (i) professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and the fiscal year ended
      March 31, 1998, (ii) a $359,000 loss related to the sublease of property, and (iii) a $285,000 expense related to an arbitration.

    - Total general and administrative expenses for Fiscal 1999 increased $3,425,000 or 52.9% from the comparable prior twelve-month period ended December 31, 1998. This increase is due to higher expenditures for bad debts, legal and audit fees, costs associated with the opening of the London, Singapore, and Atlanta offices, employee benefits, and compensation expense related to the issuance of stock options and warrants.

    AMORTIZATION

    - Total amortization of goodwill for Fiscal 2000 decreased $137,000 or 36.5% from Fiscal 1999. This decrease is attributable to the cessation of amortization related to a non-compete agreement in March 2000.

    - Total amortization of goodwill for Fiscal 1999 increased $153,000 or 68.9% from the comparable prior twelve-month period ended December 31, 1998. This increase is attributable to the inclusion of amortization of the non-compete agreement which began in January 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

    During Fiscal 2000 the Company experienced negative operating cash flow of $7,663,000. The Company funded cash used in operating activities and investing activities primarily through the use of cash proceeds from the exercise of stock warrants and employee stock options of approximately $4,519,000.

    Although the cash proceeds resulting from the exercise of stock warrants and options have provided the Company with unused sources of capital, the Company continues to experience operating losses as well as negative cash flows. The Company is therefore faced with liquidity concerns. In addition, because the Company does not have the substantial capital necessary at this time to adequately promote the website, the Company cannot predict whether, when or how the website will generate substantial revenues. The Company's agreement with BRiT Insurance Holdings plc is intended to address these concerns (see Recent Developments above) and the Company believes its cash balances and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

    Although transactions have occurred on ebix.mall in 1999 and 2000, and the Company began to generate revenue on ebix.mall in 2000, the amount of revenue has not been material. Transactions have not occurred on ebix.link in 2000. The Company expects to generate increased traffic to its website, having entered into agreements with AltaVista in Fiscal 2000 and About.com, Inc. in Fiscal 2001. However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

    In January 2001, the Company began marketing the ebixasp product. ebixasp is a web enabled system for insurance agencies to manage their business. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis. However, ebixasp has not yet begun generating revenue and there can be no assurances of the amount of revenue that the ebixasp product will generate.

    PROFESSIONAL SERVICE COSTS--The Company has incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998, as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999. In light of the presently ongoing Securities and Exchange Commission investigation (see Item 3. Legal Proceedings), the Company anticipates that it may incur substantial professional costs in fiscal 2001.

    DEFERRED REVENUE AND DEPOSIT LIABILITY--The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company's current liabilities at December 31, 2000 include deferred revenue of $2,706,000 and deposit liabilities of $1,465,000. These obligations are satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

    PRODUCT DEVELOPMENT--At December 31, 2000, the Company employed 14 full-time employees and 20 offshore contract engineers engaged in product development and activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures were $3,938,000, $5,452,000, and $3,764,000, for Fiscal 2000, Fiscal 1999, and
Transition Period 1998, respectively.

    NON-COMPETE NOTE PAYABLE--The Company entered into a non-compete agreement in connection with a January 1991 acquisition. The final installment of $400,000 was due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. As of December 31, 2000, the remaining balance of $119,574 (principal and interest) was due.

    REDEEMABLE WARRANTS--The Company received approximately $4,467,750 in cash from the exercise of common stock warrants in 2000. These funds have been used to reduce borrowings and fund operating expenses and accounts payable.

    OTHER WARRANTS--In connection with a May 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. At December 31, 2000, 11,450 shares may still be purchased under this warrant.

    On August 20, 1999, the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter-end or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At December 31, 2000, the warrants represent the rights to purchase 557,727 and 512,197 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

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

    Because the outstanding warrants expire in 2001 and the market price of the Company's Common Stock has been substantially below the warrant price, the Company currently expects the warrants to expire without exercise.

    COMMON STOCK OPTIONS--During the twelve months ended December 31, 2000, the Company received approximately $52,000 from the exercise of outstanding stock options. As of December 31, 2000, there are outstanding vested options to purchase approximately 455,000 shares of common stock at an average exercise price of $5.91 per share substantially in excess of recent market price. The majority of outstanding options have expiration dates in excess of six years from December 31, 2000.

    NEW ACCOUNTING STANDARDS--In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The Company is adopting this standard, effective during the first quarter of 2001. Based on current circumstances and the fact that the Company does not employ the use of any derivative investments, the Company does not believe that the application of Statement 133 will have a material effect on the Company's financial condition or results of operations.

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

    SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995--This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company's ebix.com website can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission's investigation of the Company's financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, and the possible effects of insurance regulation on the Company's business. Certain of these as well as other risks and uncertainties are described in more detail in the Company's periodic filings pursuant to the Securities Exchange Act of 1934. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

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

    In Fiscal 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders equity, was an unrealized gain of $92,000. Unrealized foreign currency translation loss of $197,000, and $19,000 were reflected in Fiscal 1999 and the 1998 Transition Period, respectively.

    ebix.com's exposure to interest rate risk relates to its debt obligations. The Company's market risk at December 31, 2000 is the potential loss arising from adverse changes in interest rates. As further described in Note 7 to the Consolidated Financial Statements included herein at Item 8, prior to Fiscal 1999 the Company's debt consisted primarily of a floating-rate bank line-of credit. There were no borrowings on the line of credit between July 1999 and the loan termination date of January 31, 2001; however, the Company was obligated to pay the lender minimum interest on the sum of $1,600,000. Interest rate risk is estimated as the potential increase in pretax loss resulting from a hypothetical 10% increase in interest rates on the Company's debt. However, there is no current interest rate risk, given the line of credit agreement was terminated on January 31, 2001 and the Company currently has no outstanding long term debt.

    The Company does not currently use any derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ebix.com, Inc.:

    We have audited the accompanying consolidated balance sheets of ebix.com, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 14(a)2 for the years ended December 31, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebix.com, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                          /s/ KPMG LLP

Chicago, Illinois
March 30, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ebix.com, Inc.:

    We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the nine-month period ended December 31, 1998 of ebix.com, Inc. (formerly known as Delphi Information Systems, Inc.) (a Delaware Corporation) and Subsidiaries as of December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ebix.com, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the nine-month period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule for the nine-month period ended December 31, 1998 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
May 26, 2000

                        EBIX.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $  3,060       $  7,055
Accounts receivable, less allowances of $1,050 and $1,004
  Unbilled receivables......................................          --            120
  Trade receivables.........................................       1,980          2,977
                                                                --------       --------
    Total accounts receivable...............................       1,980          3,097
                                                                --------       --------
Other receivables...........................................          12            332
Other current assets........................................         204            169
                                                                --------       --------
    TOTAL CURRENT ASSETS....................................       5,256         10,653
Property and equipment, net.................................         904          2,059
Purchased software, net.....................................          --             97
Goodwill, net...............................................         313            503
Other assets................................................          89             77
                                                                --------       --------
TOTAL ASSETS................................................    $  6,562       $ 13,389
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................    $  4,326       $  3,166
Accrued payroll and related benefits........................         554            827
Current portion of long-term debt...........................         106            217
Current portion of capital lease obligation.................         132             97
Deposit liability...........................................       1,465          2,324
Deferred revenue............................................       2,706          3,046
                                                                --------       --------
    TOTAL CURRENT LIABILITIES...............................       9,289          9,677
Long-term debt, less current portion........................          --            106
Capital lease obligation, less current portion..............         317            623
                                                                --------       --------
Other liabilities...........................................         220             --
                                                                --------       --------
TOTAL LIABILITIES...........................................       9,826         10,406
                                                                --------       --------
STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Series D Preferred stock, $.10 par value,
  2,000,000 shares authorized, no shares issued and
  outstanding at December 31, 2000: 221 shares issued and
  outstanding at December 31, 1999..........................          --             49
Common stock, $.10 par value, 20,000,000 shares authorized,
  11,382,182 and 10,763,549 issued and outstanding..........       1,138          1,076
Additional paid-in capital..................................      80,586         76,687
Deferred compensation.......................................        (426)        (1,549)
Accumulated deficit.........................................     (84,540)       (73,166)
Accumulated other comprehensive loss........................         (22)          (114)
                                                                --------       --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................      (3,264)         2,983
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........    $  6,562       $ 13,389
                                                                ========       ========

See accompanying notes to consolidated financial statements.

                        EBIX.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED     YEAR ENDED    NINE MONTHS ENDED
                                                     DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                         2000           1999             1998
                                                     ------------   ------------   -----------------
REVENUE:
Software...........................................    $  1,965       $  1,438          $  2,084
Services and other.................................       9,799         11,073            11,318
                                                       --------       --------          --------
  TOTAL REVENUE....................................      11,764         12,511            13,402

OPERATING EXPENSES:
Software costs.....................................          84          1,217             1,469
Services and other costs...........................       6,309          9,168             6,190
Product development................................       3,938          5,452             3,764
Sales and marketing................................       5,098          5,416             2,109
General and administrative.........................       7,552          9,903             5,026
Amortization of intangibles........................         238            375               190
                                                       --------       --------          --------
  TOTAL OPERATING EXPENSES.........................      23,219         31,531            18,748
                                                       --------       --------          --------
  OPERATING LOSS...................................     (11,455)       (19,020)           (5,346)

Interest income....................................         372            123                --
Interest expense...................................        (142)          (290)             (366)
Minority interest..................................          --             --              (102)
Other income, net..................................          --            220               308
                                                       --------       --------          --------
Loss before income taxes...........................     (11,225)       (18,967)           (5,506)
Income tax provision...............................        (149)           (93)             (248)
                                                       --------       --------          --------
Net loss...........................................    $(11,374)      $(19,060)         $ (5,754)
                                                       ========       ========          ========

Basic and diluted net loss per common share........    $  (1.00)      $  (2.05)         $  (0.78)
                                                       ========       ========          ========

Basic and diluted weighted average shares
  outstanding......................................      11,348          9,279             7,395
                                                       ========       ========          ========

See accompanying notes to consolidated financial statements.

                        EBIX.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                    -------------------   ---------------------    PAID-IN       DEFERRED     ACCUMULATED
                                     SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT
                                    --------   --------   ----------   --------   ----------   ------------   -----------
BALANCE, MARCH 31, 1998...........     221       $ 49      7,395,449    $  740     $48,717       $    --       $(48,352)
Net loss..........................      --         --             --        --          --            --         (5,754)
Currency translation adjustment...      --         --             --        --          --            --             --
Purchase of fractional shares due
  to reverse stock split..........      --         --            (35)       --          --            --             --
                                      ----       ----     ----------    ------     -------       -------       --------
BALANCES, DECEMBER 31, 1998.......     221         49      7,395,414       740      48,717            --        (54,106)
                                      ----       ----     ----------    ------     -------       -------       --------
Net loss..........................      --         --             --        --          --            --        (19,060)
Currency translation adjustment...      --         --             --        --          --            --             --
Exercise of stock options.........      --         --        231,963        23       1,016            --             --
Exercise of stock warrants........      --         --      3,113,950       311      22,572            --             --
Acquisition of Delphi Australia...                            22,222         2         187            --             --
Short swing profits...............      --         --             --        --         285            --             --
Deferred compensation related to
  the issuance of options and
  warrants........................      --         --             --        --       3,910        (1,549)            --
                                      ----       ----     ----------    ------     -------       -------       --------
BALANCE, DECEMBER 31, 1999........     221         49     10,763,549     1,076      76,687        (1,549)       (73,166)
                                      ----       ----     ----------    ------     -------       -------       --------
Net loss..........................      --         --             --        --          --            --        (11,374)
Currency translation adjustment...      --         --             --        --          --            --             --
Conversion of preferred stock.....    (221)       (49)         9,945         1          48
Exercise of stock options.........      --         --         12,988         2          50                           --
Exercise of stock warrants........      --         --        595,700        59       4,408                           --
Contribution of equipment.........      --         --             --        --          66            --             --
Deferred compensation and
  amortization related to options
  and warrants....................      --         --             --        --        (673)        1,123
                                      ----       ----     ----------    ------     -------       -------       --------
BALANCE, DECEMBER 31, 2000........      --         --     11,382,182    $1,138     $80,586       $  (426)      $(84,540)
                                      ----       ----     ----------    ------     -------       -------       --------

                                     ACCUMULATED
                                        OTHER
                                    COMPREHENSIVE              COMPREHENSIVE
                                    (LOSS) INCOME    TOTAL         LOSS
                                    -------------   --------   -------------
BALANCE, MARCH 31, 1998...........     $  102       $ 1,256
Net loss..........................         --        (5,754)     $ (5,754)
Currency translation adjustment...        (19)          (19)          (19)
                                                                 --------
                                                                 $ (5,773)
                                                                 ========
Purchase of fractional shares due
  to reverse stock split..........         --            --
                                       ------       -------
BALANCES, DECEMBER 31, 1998.......         83        (4,517)
                                       ------       -------
Net loss..........................         --       (19,060)     $(19,060)
Currency translation adjustment...       (197)         (197)         (197)
                                                                 --------
                                                                 $(19,257)
                                                                 ========
Exercise of stock options.........         --         1,039
Exercise of stock warrants........         --        22,883
Acquisition of Delphi Australia...         --           189
Short swing profits...............         --           285
Deferred compensation related to
  the issuance of options and
  warrants........................         --         2,361
                                       ------       -------
BALANCE, DECEMBER 31, 1999........       (114)      $ 2,983
                                       ------       -------
Net loss..........................         --       (11,374)     $(11,374)
Currency translation adjustment...         92            92            92
                                                                 --------
                                                                 $(11,282)
                                                                 ========
Conversion of preferred stock.....                       --
Exercise of stock options.........         --            52
Exercise of stock warrants........                    4,467
Contribution of equipment.........         --            66
Deferred compensation and
  amortization related to options
  and warrants....................                      450
                                       ------       -------
BALANCE, DECEMBER 31, 2000........     $  (22)      $(3,264)
                                       ------       -------

See accompanying notes to consolidated financial statements.

                                 EBIX.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                      YEAR ENDED     YEAR ENDED    NINE MONTHS ENDED
                                                     DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                         2000           1999             1998
                                                     ------------   ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................    $(11,374)      $(19,060)         $(5,754)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES:
Depreciation and amortization of property and
  equipment........................................       1,359            764              841
Amortization of intangibles........................         287            371              190
Stock-based compensation...........................         450          2,361               --
CHANGES IN ASSETS AND LIABILITIES:
Trade receivable, net..............................         997            (68)           1,135
Unbilled receivables, other receivables, and other
  current assets...................................         393            740             (162)
Accounts payable and accrued expenses..............       1,160            218              870
Accrued payroll and related benefits...............        (273)           645             (237)
Deposit liability, deferred revenue and other
  liabilities......................................        (662)           696            1,092
                                                       --------       --------          -------
  Net cash used in operating activities............      (7,663)       (13,333)          (2,025)
                                                       --------       --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................        (138)          (894)            (184)
Purchase of minority interest......................          --            (50)              --
                                                       --------       --------          -------
  Net cash used in investing activities............        (138)          (944)            (184)
                                                       --------       --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt.................................        (217)        (4,120)           2,312
Payments for capital lease obligations.............        (588)           389               97
Proceeds from exercise of common stock warrants....       4,467         22,883               --
Proceeds from exercise of common stock options.....          52          1,039               --
Proceeds from investors short swing profits........          --            285               --
                                                       --------       --------          -------
  Net cash provided by financing activities........       3,714         20,476            2,409
                                                       --------       --------          -------
Effect of foreign exchange rates on cash and cash
  equivalents......................................          92           (197)             (19)
  Net change in cash and cash equivalents..........      (3,995)         6,002              181
Cash and cash equivalents at the beginning of the
  period...........................................       7,055          1,053              872
                                                       --------       --------          -------
Cash and cash equivalents at the end of the
  period...........................................    $  3,060       $  7,055          $ 1,053
                                                       ========       ========          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid......................................    $    141       $    273          $   355
Income taxes paid..................................          47            224               21

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCE
  ACTIVITY:
Conversion of preferred stock to common stock......          49             --               --

See accompanying notes to consolidated financial statements.

                                 EBIX.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF BUSINESS--ebix.com, Inc. (formerly known as Delphi Information Systems, Inc.) and Subsidiaries, (the "Company") market software to insurance agents and brokers operating in the insurance industry, and provide customer support and maintenance services, as well as other implementation and consulting services such as training, data conversion and installation. The Company launched ebix.com on September 8, 1999. ebix.com is a website designed to meet the insurance needs of both the consumer and the insurance professional. ebix.com includes a virtual marketplace, ebix.mall, where consumers can define their desired policy coverages and seek competitive quotes from a number of agents, brokers and carriers in a timeframe defined by the consumer. ebix.com also includes ebix.link, an Internet browser-based product providing electronic transmission between insurance carriers and insurance brokers. The Company is pursuing the successful commercialization of ebix.com. In January 2001, the Company began marketing the ebixasp product. ebixasp is a web-enabled system for insurance agencies to manage their business.

    FINANCING ISSUES--The Company experienced decreased revenue, and negative operating cash flow, as well as continuing net losses in the twelve months ended December 31, 2000 ("Fiscal 2000"). The Company had experienced significant operating losses in each fiscal year since 1993, along with declining revenue.

    During these loss periods, the Company financed its operations through bank financing and private placements of equity capital. The Company is therefore faced with liquidity concerns. The Company's agreement with BRiT Insurance Holdings plc is intended to address these concerns. See Note 17.

    Management continues to believe that the Company is well suited to take advantage of the current market opportunities. The Company will aggressively market its products and services, fund development and monitor costs to ensure the Company's products incorporate state-of-the-art technologies and provide customers with value-added solutions.

    CONSOLIDATION--The consolidated financial statements include the accounts of ebix.com, Inc., ("ebix USA"), its wholly owned subsidiary, Delphi Information Systems International, Inc., ("Delphi International"), both Delaware corporations, and all subsidiaries of Delphi International. Foreign operations delivered software and provided related services to external customers accounting for approximately 24%, 18%, and 23% of consolidated revenue for Fiscal 2000 and the year ended December 31, 1999 ("Fiscal 99"), and the nine-months ended December 31, 1998 ("Transition Period 1998"), respectively.

    FISCAL YEAR--Prior to April 1998, the Company's fiscal year consisted of the twelve months ended March 31st. Effective April 1998, the Company changed its year-end to December 31st.

    RECLASSIFICATION--Certain prior year amounts have been reclassified to conform to the 2000 presentation.

    REVENUE RECOGNITION--The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses, and is generally recognized upon delivery together with the Company's license revenue. Training, data conversion, installation and consulting services are generally recognized

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
as revenue when the services are performed and collectibility is reasonably assured. Revenue for maintenance and support service is recognized ratably over the term of the support agreement. For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue have not been recognized. In addition, all costs incurred in connection with these contracts have been expensed as the Company has been unable to estimate the total cost to achieve customer acceptance. Deferred revenue primarily includes maintenance and support payments or billings that have been received or recorded prior to performance. Deposit liability includes cash that has been received related to software products for which customer acceptance has not occurred. Revenue is allocated to each element of multi-element arrangements based on the price charged for the sale of each element separately. In certain contracts, maintenance for the first year is bundled with software fees. Unbundling of the maintenance is based on the price charged for renewal maintenance.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin provides guidance from the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost which approximates fair value.

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS--Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

    The carrying amount of the Company's long-lived assets at December 31, 2000 and 1999 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

    COMPUTER SOFTWARE--Effective as of January 1, 1999, the Company has adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are capitalized provided these costs will be recoverable. During Fiscal 1999, $323 of costs related to the implementation of the

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
Company's new accounting system were capitalized and will be amortized over the expected useful life of the new system of 5 years. There were no costs capitalized during Fiscal 2000.

    SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE--The Company's policy is to capitalize internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed." Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During Fiscal 1999 and Transition Period 1998, the Company's internally developed software costs were expensed due to the uncertainty of when technological feasibility was reached and the lack of underlying support. During Fiscal 2000, the Company did not have any research and development expenses eligible for capitalization under SFAS No. 86 given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products.

    Purchased software relates to technology acquired in connection with acquisitions. Prior to Fiscal 1999, purchased software costs were amortized over 60 months. During Fiscal 1999, the amortization period was shortened to 45 months due to the introduction of ebix.com. Amortization expense was $97, $87, and $360 for Fiscal 2000, Fiscal 1999, and Transition Period 1998, respectively.

    Net purchased software costs at December 31, 2000 and December 31, 1999 consist of the following:

                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                              ------------------   ------------------
Total cost..................................         $ 345                $ 345
Less accumulated amortization...............          (345)                (248)
                                                     -----                -----
                                                        --                $  97
                                                     =====                =====

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

ASSET CATEGORY                                                  LIFE
- --------------                                                --------
Computer equipment..........................................      5
Computer software...........................................    3-5
Furniture, fixtures and other leasehold improvements........      7

    GOODWILL--Goodwill is amortized on the straight-line method over 5 years. Accumulated goodwill amortization was $954, $764, and $581, at December 31, 2000, 1999, and 1998, respectively. Goodwill

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
amortization expense was $190, $182, and $190 for Fiscal 2000, Fiscal 1999, and Transition Period 1998, respectively. Under certain conditions, such as a change in profitability, the Company estimates the future undiscounted net cash flows before interest of the operating units to which the goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of goodwill is reduced by the estimated shortfall of cash flows on a discounted basis.

    INCOME TAXES--The Company follows the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    EARNINGS (LOSS) PER SHARE--Basic earnings per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for Fiscal 2000, Fiscal 1999, and Transition Period 1998 were 11,348,000, 9,279,000, and 7,395,000 respectively. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2000, the Company's common stock equivalents consisted of stock options and common stock warrants. At December 31, 1999, and 1998 the Company's common stock equivalents consisted of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for Fiscal 2000, Fiscal 1999, and Transition Period 1998, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. At December 31, 2000, there were 2,877,720 shares potentially issuable with respect to stock options and warrants, which could dilute Basic EPS in the future.

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

    USE OF ESTIMATES--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    CONCENTRATIONS--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In Fiscal 2000 and in Transition Period 1998, one domestic customer (including its foreign subsidiary), a New York Stock Exchange listed multi-national insurance company, accounted for approximately 12% and 16%, respectively, of consolidated revenue. There were no accounts receivable relating to this customer at December 31, 2000. In Fiscal 1999 no customer represented more than 10% of consolidated revenue.

    The Company currently utilizes hardware, software and services that support its website, from two third-party vendors under operating service agreements. Although there is a limited number of website service companies, management believes that other vendors could provide the Company with these website services. The terms of the current operating service agreements provide for fixed and variable payments, which are based on revenues realized by the Company.

    EMPLOYEE STOCK OPTIONS--The Company accounts for stock options issued to employees in accordance with Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for options and warrants issued to employees. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

    NON-EMPLOYEE STOCK COMPENSATION--The Company accounts for stock compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issue Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

    ADVERTISING--Advertising costs are expensed as incurred. Advertising costs amounted to $1,824, $2,035, and $138 in Fiscal 2000, Fiscal 1999, and Transition Period 1998, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

    OTHER INCOME--Other income includes hardware sales and commissions, reimbursed travel and entertainment expenses, and sublease income. In Fiscal 2000, sublease income of $285 is offset by sublease expenses and sublease loss of $481 which is included in general and administrative expenses. Sublease income is offset by expenses incurred by the Company which total, $206 and $246, in Fiscal 1999 and Transition Period 1998, respectively.

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    Other income, net, is comprised of the following:

                                                                            TRANSITION
                                                       FISCAL     FISCAL      PERIOD
                                                        2000       1999        1998
                                                      --------   --------   ----------
Hardware............................................      --       $  9        $378
Sublease income.....................................      --         20         (70)
Gain on APT investment (Note 4).....................      --        191          --
                                                       -----       ----        ----
Total...............................................   $  --       $220        $308
                                                       =====       ====        ====

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

    Cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses--The carrying amount of these items is a reasonable estimate of their fair value due to the short maturity of these items.

    Notes payable--Rates currently available to the Company for notes payable with similar terms are used to estimate its fair value. Accordingly, the carrying amount of notes payable is a reasonable estimate of its fair value.

NOTE 2--QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    The following is the quarterly unaudited financial information for fiscal 2000 and fiscal 1999.

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 1999
  Total revenues............................   $3,666     $3,717     $3,063     $2,065
  Net loss..................................   (2,755)    (4,421)    (4,433)    (7,451)
Net loss applicable to common
  stockholders..............................   (2,755)    (4,421)    (4,433)    (7,451)

Net loss per common share
  Basic and diluted.........................   $(0.35)    $(0.51)    $(0.43)    $(0.76)
Year Ended December 31, 2000
  Total revenues............................    2,855      2,993      2,883     $3,033
  Net loss..................................   (2,955)    (3,362)    (2,475)    (2,582)
Net loss applicable to common
  stockholders..............................   (2,955)    (3,362)    (2,475)    (2,582)
Net loss per common share
  Basic and diluted.........................   $(0.26)    $(0.30)    $(0.22)    $(0.23)

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3--STOCKHOLDERS' EQUITY (DEFICIT):

    STOCKHOLDER RIGHTS AGREEMENT--On March 23, 1998, the Board of Directors of the Company adopted a stockholder rights plan (the "Stockholder Rights Plan") designed to protect the stockholders from certain unfair and coercive tactics. Pursuant to the Stockholder Rights Agreement (the "Rights Agreement"), the Company declared a dividend of one preferred share purchase right ("Right") on each outstanding share of the Company's Common Stock, $.10 par value per share ("Common Shares"), payable to stockholders of record at the close of business on March 23, 1998. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person, no such amendment may make the Rights redeemable if the Rights are not then redeemable in accordance with the terms of the Rights Agreement or may adversely affect the interests of the holders of the Rights. The Board of Directors terminated the Stockholder Rights Plan effected March 30, 2001 (See Note 17).

    REDEEMABLE WARRANTS--The Company received approximately $4,468 in cash from the exercise of common stock warrants in Fiscal 2000. These funds have been used to reduce borrowings and fund operating expenses and accounts payable.

    OTHER WARRANTS--In connection with a 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires May 1, 2001. For Transition Period 1998 and Fiscal 1999, there was no activity related to this warrant. At December 31, 2000, 11,450 shares may still be purchased under this warrant.

    PREFERRED STOCK CONVERSION--On August 1, 2000, the Company's only preferred shareholder converted the remaining outstanding 221 shares of the Company's Series D Preferred Stock to 9,945 shares of the Company's common stock.

NOTE 4--INVESTMENT IN APT:

    During Transition Period 1998 the Company owned approximately a 20% interest in the common stock of Alliance for Productive Technology, Inc. ("APT"), a privately held company formed as an alliance of agency automation vendors, insurance companies, agents' associations, and insurance industry organizations. This investment was accounted for using the equity method of accounting until Fiscal 1999 when the Company no longer exercised significant influence over APT. The Company's share of the results of operations of APT has been immaterial. The purpose of APT was to provide non-proprietary interface products and services to the insurance industry. The investment of $230 was recorded as a long-term other asset. A portion of the Company's investment was held as security for a note payable to APT (see Note 7). During Fiscal 1999, the Company's ownership was diluted to 14.8%. The assets of APT were sold to a third party effective November 30, 1999. As a result of the sale, the Company received proceeds of approximately $421, which represented its 14.8% share of the sales proceeds of APT, before repayment of the Company's note to APT. A gain on investment of $191 was recorded during 1999 and is reflected in other income in the accompanying consolidated statement of operations.

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5--PURCHASE OF MINORITY INTEREST:

    Prior to January 1999, Delphi Information Systems International, Inc., a wholly-owned subsidiary of the Company, held a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Effective January 1, 1999, the Company acquired the remaining forty-six percent interest. The Company paid approximately $50 and issued 22,222 shares of the Company's common stock in exchange for the minority interest and a non-compete agreement from the two former shareholders. The fair market value of the consideration has been allocated to the non-compete agreement and has been amortized over the fifteen-month life of the agreement.

NOTE 6--PROPERTY AND EQUIPMENT:

    Property and equipment at December 31, 2000 and December 31, 1999 consists of the following:

                                                               2000       1999
                                                             --------   --------
Computer equipment and purchased software..................   $1,071    $ 7,667
Leasehold improvements.....................................       --        981
Furniture, fixtures and other..............................       67      1,841
                                                              ------    -------
                                                               1,138     10,489
Less accumulated depreciation and amortization.............     (234)    (8,430)
                                                              ------    -------
                                                              $  904    $ 2,059
                                                              ======    =======

    Depreciation expense was $984, $676, and $481 in Fiscal 2000, Fiscal 1999 and Transition Period 1998, respectively.

    During Fiscal 2000, the Company wrote off fully depreciated assets in the amount of $8,548.

NOTE 7--DEBT:

    Notes payable at December 31, 2000 and December 31, 1999, are comprised of the following:

                                                                2000       1999
                                                              --------   --------
Bank line-of-credit.........................................   $  --      $  --
Non-compete note payable....................................     106        216
Installment note............................................      --        107
Less current portion........................................    (106)      (217)
                                                               -----      -----
                                                               $  --      $ 106
                                                               =====      =====

    BANK LINE OF CREDIT--Effective January 1997, the Company established a line of credit up to $4,000 subject to borrowing base limits. Borrowings were secured by accounts receivable and certain other assets. The agreement provided for a minimum monthly interest at the bank's prime lending rate plus two and one-half percent (2.5%) on the greater of the actual amount outstanding or $1,600. The agreement contained certain covenants including the maintenance of a minimum net worth of $2,000 and restrictions upon certain activities by the Company without the approval of the bank including the incurrence of senior debt, certain mergers or acquisitions, and the payment of dividends.

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7--DEBT: (CONTINUED)
    In December 1997, March 1998, and September 1998, the Company executed amendments to the line of credit agreement extending the maturity date of the agreement to January 31, 2001, altering the provisions of the early termination fee, and modifying the criteria for determining the amount available under the line. In accordance with the agreement, as amended, the Company could borrow one times average monthly recurring maintenance collections and seventy-five percent of eligible non-maintenance receivables as defined. In April 1999 and October 1999, the Company executed additional amendments to the line of credit agreement. The April 1999 amendment waived the Company's previous default under the line of credit agreement. The October 1999 amendment provided for a forbearance period until the maturity date. In July 1999, the Company reduced the line of credit borrowings to zero. Between July 1999 and the loan termination date on January 31, 2001, the Company had no borrowings, but the Company was nevertheless obligated to pay to the lender minimum interest on the sum of $1,600 at a rate of prime plus 2.5%. During 2000, the Company paid approximately $93,000 in minimum interest on the unused commitment.

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

    INSTALLMENT NOTE--The Company was obligated under an installment agreement for licensed software to pay a total of $203 in quarterly payments of $29, which included interest at 12%. The note was fully repaid in December 2000.

NOTE 8--ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses at December 31, 2000 and December 31, 1999, consist of the following:

                                                                2000       1999
                                                              --------   --------
Trade accounts payable......................................   $2,597     $1,350
Accrued royalty.............................................      342        267
Accrued audit and legal.....................................      797        580
Accrued and other liabilities...............................      590        969
                                                               ------     ------
                                                               $4,326     $3,166
                                                               ======     ======

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9--INCOME TAXES:

    Loss before income taxes consisted of:

                                                                          NINE-MONTHS
                                  YEAR ENDED          YEAR ENDED             ENDED
                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                               -----------------   -----------------   -----------------
Domestic.....................      $(11,813)           $(18,431)            $(5,247)
Foreign......................           588                (536)               (259)
                                   --------            --------             -------
Total........................      $(11,225)           $(18,967)            $(5,506)
                                   ========            ========             =======

    The income tax provision consisted of:

                                                                          NINE-MONTHS
                                  YEAR ENDED          YEAR ENDED             ENDED
                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                               -----------------   -----------------   -----------------
U.S. Federal.................        $ --                 $--                $ --
State........................          --                  --                  --
Foreign......................         149                  93                 248
                                     ----                 ---                ----
Total........................        $149                 $93                $248
                                     ====                 ===                ====

    The income tax provision at the federal statutory rate differs from the effective rate because of the following items:

                                                                          NINE-MONTHS
                                  YEAR ENDED          YEAR ENDED             ENDED
                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                               -----------------   -----------------   -----------------
Statutory rate...............        (34.0)%             (34.0)%              34.0%
State income tax.............           --                  --                 4.2
Amortization of intangible
  assets relating to acquired
  businesses.................                               --                  --
Increase in valuation
  allowances.................         34.4                34.0               (38.2)
Other, net...................         (0.4)                 --                 4.5
                                     -----               -----               -----
Effective rate...............          0.0%                0.0%                4.5%
                                     =====               =====               =====

    Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9--INCOME TAXES: (CONTINUED)
differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                          DECEMBER 31, 2000        DECEMBER 31, 1999
                                             DEFERRED TAX             DEFERRED TAX
                                        ----------------------   ----------------------
                                         ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                        --------   -----------   --------   -----------
Depreciation..........................  $     --      $151       $     --      $144
Accruals..............................       333        --            342        --
Bad debts.............................       343        --            315        --
NOL carryforwards.....................    23,618        --         20,261        --
Tax credit carryforwards..............       746        --            814        --
                                        --------      ----       --------      ----
                                          25,040       151         21,732       144
Valuation allowance...................   (24,889)       --        (21,588)       --
                                        --------      ----       --------      ----
Total deferred taxes..................  $    151      $151       $    144      $144
                                        ========      ====       ========      ====

    Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount.

    At December 31, 2000, the Company has available domestic net operating loss carryforwards of approximately $69,500 which are available to offset future Federal taxable income, if any, through 2020, and investment business tax credit carryforwards of approximately $746 which are available to offset future Federal taxable income, if any, through 2010. The utilization of tax credits and net operating losses may be limited due to changes in ownership and other restrictions imposed by the Internal Revenue Code.

NOTE 10--COMMITMENTS AND CONTINGENCIES:

Lease Commitments:

    The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2005, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. Assets under capital leases at December 31, 2000 and December 31, 1999 totaled $500 and $876, respectively, and accumulated depreciation was $93 and $209, respectively.

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Commitments for minimum rentals under noncancellable leases as of December 31, 2000 are as follows:

                                                            CAPITAL    OPERATING
YEAR                                                         LEASES     LEASES
- ----                                                        --------   ---------
2001......................................................   $  183     $1,180
2002......................................................      161        952
2003......................................................      131        805
2004......................................................       76        150
2005......................................................       --        138
                                                             ------     ------
Total minimum lease commitments...........................   $  551     $3,225
                                                                        ======
Less: sublease income.....................................               1,054
                                                                        ------
Net lease payments........................................              $2,171
                                                                        ======
Less: amount representing interest........................     (102)
                                                             ------
Present value of obligations under capital leases.........      449
Less: current portion.....................................     (132)
                                                             ------
Long-term obligations under capital leases................   $  317
                                                             ======

    Rental expense for office facilities and certain equipment subject to operating leases for Fiscal 2000, Fiscal 1999, and Transition Period 1998 was $1,067, $709, and $1,326, respectively.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will, after giving effect to reserves of $447 at December 31, 2000 and insurance, not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 11--INTERNET SERVICES AND PROMOTION AGREEMENTS:

    On August 20, 1999, the Company entered into a Strategic Supply, Services and Promotion Agreement with the Hewlett-Packard Company. Pursuant to the terms of the agreement, the Company is required to pay Hewlett-Packard a variable fee based on the percentage of revenues generated through the ebix.com website in exchange for joint marketing, co-branding, Internet services, and hardware and software provided by Hewlett-Packard to run the ebix.com website. In addition, the Company has the right to purchase Hewlett-Packard hardware at a discount. The Company is required to use only Hewlett-Packard hardware, unless it is not available or functional to meet to Company's needs. The agreement is cancelable by Hewlett-Packard prior to its August 20, 2002 termination date in the event the Company does not realize specified levels of revenues through August 31, 2000 or through August 31, 2001. There is no compensation due to either party in the event of early termination. The Company records expense related to this agreement in the period incurred. However, as of December 31, 2000, the Company has not made any payments to Hewlett-Packard or recognized any expense. In conjunction with the agreement, Hewlett-Packard contributed certain equipment with a fair value of $66 to the Company.

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11--INTERNET SERVICES AND PROMOTION AGREEMENTS: (CONTINUED)
    On August 31, 1999, the Company entered into an Internet Promotion Agreement with InfoSpace.com. Pursuant to the terms of the agreement, the Company is required to pay InfoSpace.com the greater of a variable fee based on a percentage of revenues generated as a result of user traffic via the InfoSpace.com website or a fixed monthly fee of $25 in exchange for a specified number of impressions of ebix.com promotional placements on the InfoSpace.com website. The Company records expense related to this agreement in the period incurred. In addition, the Company granted warrants to InfoSpace.com for the purchase of 776,572 shares of common stock (see Note 14). The agreement terminates on August 31, 2001, unless terminated by either party for cause, as defined in the Internet Promotion Agreement.

    The Company also entered into Content Distribution and Content Provider Agreements with InfoSpace.com on August 31, 1999. These agreements provide for the mutual right to place hypertext links on the other party's website, including the right to reproduce each party's trademarks, and the right for InfoSpace.com to sell banner advertising. Under this agreement, the Company is entitled to receive a percentage share in banner advertising revenue received by InfoSpace.com on the co-branded web pages and the Company in turn must pay to InfoSpace.com a percentage fee based on revenues received by the Company as a result of user traffic on the Company's website via any link established by content page provided by InfoSpace.com. The Company's policy is to record the revenues or expenses related to these agreements in the period earned or incurred.

NOTE 12--CASH OPTION PROFIT SHARING PLAN AND TRUST:

    Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to a maximum of $10. The Company is under no obligation to contribute to the Plan. The Company's contributions to the Plan were approximately $67 for Fiscal 2000, $89 for Fiscal 1999 and zero for the Transition Period 1998.

NOTE 13--STOCK OPTIONS:

    The Company's 1996 Stock Incentive Plan (the "Plan") provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the 1996 Stock Incentive Plan is 2,700,000 at December 31, 2000. Options granted under this plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments vesting on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2000.

    The Company's 1998 Director Option Plan (the "Director Plan") provides for granting of options on up to 300,000 shares to non-employee directors. Only nonstatutory options may be granted under this plan. Options are granted at prices not less than 100% of the market price of the stock at the time

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13--STOCK OPTIONS: (CONTINUED)
of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 1999, the Company granted a total of 10,800 options (3,600 options per director) pursuant to the terms of the Director Plan. During 2000, the Company granted a total of 42,000 options to directors.

    During 2000, the Company granted 10,000 incentive stock options for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted 466,000 incentive stock options for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $9.00, $12.00, $15.00 and $20.00 per share. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. Compensation expense related to these incentive options of approximately $1,510 was recognized in 1999 and a recovery of compensation expense of $880 was recognized in 2000 due to the market price being significantly less than the exercise price. At December 31, 2000, none of the incentive options were vested.

    The Company has granted nonstatutory and incentive options outside the Plan to purchase up to an aggregate of 79,333 shares. These options are granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have a four year vesting period and must be exercised within ten years of the date of the grant. Included in these options are 35,000 and 43,333 options which the Company granted in 2000 and 1999, respectively, and 1,000 options granted prior to 1999, to persons who were not directors, officers or employees.

    These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain price. At December 31, 2000, 20,417 of the non-employee options were vested. The Company has recognized compensation expense of approximately $189 and $214 related to these options during the years ended December 31, 2000 and 1999. Assumptions used in valuing the options are the same as those described below for employee options except the 10-year contractual life was substituted for the expected life of the option as required by SFAS No. 123.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13--STOCK OPTIONS: (CONTINUED)
option-pricing model with the assumptions summarized below, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                          NINE-MONTHS
                                  YEAR ENDED          YEAR ENDED             ENDED
                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                               -----------------   -----------------   -----------------
Net loss as reported.........       $11,374             $19,060             $5,754
Pro forma net loss...........       $13,327             $18,100             $6,303
Net loss per share, as
  reported...................       $  1.00             $  2.05             $ 0.78
Net loss per share, pro
  forma......................       $  1.17             $  1.95             $ 0.85

    The pro forma net loss and net loss per share for Fiscal 1999 results are less than the as reported amounts because the total expense for financial statement purposes of $1,510 recorded under APB Opinion No. 25 exceeds the total expense of $550 had such options been recorded pursuant to SFAS No. 123.

    The per share weighted-average fair values of stock options granted during Fiscal 2000, Fiscal 1999 and Transition Period 1998 were $5.43, $4.16, and $2.38, respectively, on the date of grant. The options were exercisable at December 31, 2000, 1999 and 1998 for 454,865, 327,877, and 299,031 shares, respectively. Both the pro forma disclosures and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

                                                                          NINE-MONTHS
                                  YEAR ENDED          YEAR ENDED             ENDED
                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                               -----------------   -----------------   -----------------
Expected volatility..........            93%                 69%                 44%
Expected dividends...........          None                None                None
Weighted average risk-free
  interest rate..............          6.09%               5.98%               5.30%
Expected life of stock
  options....................      10 years             4 years             6 years

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13--STOCK OPTIONS: (CONTINUED)
    Stock option activity during the last three periods was as follows:

                                                  WITHIN PLAN                                    WEIGHTED-
                                            ------------------------                              AVERAGE
                                            NONSTATUTORY   INCENTIVE   OUTSIDE      EXERCISE     EXERCISE
                                              OPTIONS       OPTIONS      PLAN     PRICE RANGES     PRICE
                                            ------------   ---------   --------   ------------   ---------
Options outstanding at March 31, 1998.....      847,008          --      1,000    3.28 - 33.75     4.77
Option activity:
  Granted.................................      548,400          --         --     3.38 - 5.12     5.07
  Exercised...............................           --          --         --              --       --
  Canceled................................     (318,915)         --         --    3.28 - 33.75     4.59
                                              ---------     -------     ------    ------------     ----
Options outstanding at December 31,
  1998....................................    1,076,493          --      1,000    2.93 - 26.25     4.59
Option activity:
  Granted.................................      290,895     432,250     43,333    6.66 - 10.00     7.54
  Exercised...............................     (229,975)         --         --    6.53 - 11.00     8.13
  Canceled................................     (533,113)         --         --    2.94 - 10.00     5.59
                                              ---------     -------     ------    ------------     ----
Options outstanding at December 31,
  1999....................................      604,300     432,250     44,333    2.93 - 26.25     6.21
Option activity:
  Granted.................................       47,000      10,000     35,000     1.50 - 9.50     5.09
  Exercised...............................      (12,988)         --         --     3.28 - 8.69     3.97
  Canceled................................     (211,893)         --         --     1.50 - 9.63     5.76
                                              ---------     -------     ------    ------------     ----
Options outstanding at December 31,
  2000....................................      426,419     442,250     79,333     1.50 - 9.63     6.23
                                              =========     =======     ======    ============     ====

    The following table summarizes information about stock options outstanding as of December 31, 2000:

  OPTIONS OUTSTANDING                                                                           OPTIONS EXERCISABLE
  -------------------                                 WEIGHTED-                                 -------------------
                                                       AVERAGE           WEIGHTED-                             WEIGHTED-
                                                      REMAINING           AVERAGE                               AVERAGE
                                   NUMBER            CONTRACTUAL         EXERCISE            NUMBER            EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING            LIFE               PRICE           EXERCISABLE           PRICE
- ------------------------         -----------         -----------         ---------         -----------         ---------
    $1.500 - 2.906                  28,800             9.06 yrs           $2.027              15,300            $2.493
     2.907 - 3.500                  94,600             7.87                3.320              42,950             3.281
     3.510 - 5.940                 224,305             6.98                5.278             152,305             5.226
      5.90 - 6.750                 429,197             8.61                6.669             195,059             6.663
     6.751 - 9.625                 171,100             8.83                8.720              49,251             8.437
                                   -------                                                   -------
                                   948,002                                                   454,865
                                   =======                                                   =======

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13--STOCK OPTIONS: (CONTINUED)
    Effective July 1, 1999, the Company approved the 1999 Stock Purchase Plan ("Purchase Plan"), which provided for eligible employees to acquire an interest in the Company through the purchase of shares of common stock. The Purchase Plan had 2,000,000 shares of common stock reserved for sale to employees and is intended to qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, each employee could choose each year to have up to 10 percent of his or her base earnings, up to $25, withheld to purchase common stock during each accumulation period (generally six months). The purchase price of the stock was 85% of the lower of its beginning-of-accumulation period or end-of-accumulation period market price. During August 2000, the Plan was terminated by the Board of Directors and funds were returned to the participants.

NOTE 14--WARRANTS:

    On August 20, 1999, in connection with the Hewlett-Packard Strategic Supply, Services and Promotion Agreement (see Note 11), the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At December 31, 2000, the warrants represented rights to purchase 557,727 and 512,198 shares, respectively. For both warrants, if the fair value of the common stock at the exercise date is greater than the purchase price, Hewlett-Packard may elect to receive net shares equal to the value of the warrant in lieu of exercising the warrant with cash.

    The Hewlett-Packard warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as in Note 13 for employee stock options, except a contractual life of two years, was approximately $424 and $597 respectively. The compensation expense will be recognized over the contractual period. In Fiscal 2000 and Fiscal 1999, total expense of $569 and $263 was recognized.

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

    The InfoSpace.com warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as above, except a contractual life of two years, was approximately $81 and $813, respectively. Compensation expense for the first warrant will be recognized over the vesting period and

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14--WARRANTS: (CONTINUED)
compensation expense for the second warrant will be recognized over the contractual period. In Fiscal 2000 and Fiscal 1999, total expense of $570 and $385 was recognized.

NOTE 15--GEOGRAPHIC INFORMATION:

    The following information relates to geographic locations:

Year ended December 31, 2000

                                           DOMESTIC   AUSTRALIA    OTHER      TOTAL
                                           --------   ---------   --------   --------
Revenue..................................   $8,994     $1,468      $1,302    $11,764
Fixed assets.............................   $  819     $   59      $   26    $   904

Year ended December 31, 1999

                                             DOMESTIC   AUSTRALIA    OTHER      TOTAL
                                             --------   ---------   --------   --------
Revenue....................................  $10,218     $1,486       $806     $12,511
Fixed assets...............................  $ 1,941     $   64       $ 54     $ 2,059

Nine Months ended December 31, 1998

                                             DOMESTIC   AUSTRALIA    OTHER      TOTAL
                                             --------   ---------   --------   --------
Revenue....................................  $10,361     $2,381       $660     $13,402
Fixed assets...............................  $ 1,738     $   60       $ 43     $ 1,841

NOTE 16--RELATED PARTY:

    The Company incurred royalty expense of approximately $0, $25, and $143 during Fiscal 2000, Fiscal 1999, and Transition Period 1998, respectively, to APT (see Note 4).

NOTE 17--SUBSEQUENT EVENTS:

    On March 30, 2001, the Company entered into an agreement (the "Agreement") with BRiT Insurance Holdings plc ("BRiT") for BRiT to invest $7,000 in cash in newly issued Company Common Stock at a price of $1.25 per share. BRiT will also exchange a 28% equity position, approximately half of its ownership, in Insurance Broadcast Systems, Inc. ("IBS"), a privately held company in the insurance related electronic education business, for an additional 1,344,000 shares of Company Common Stock. The Agreement also contemplates that the Company and BRiT will negotiate an agreement, expected to be entered into by May 2001, for the Company to receive fees for reviewing, developing and servicing BRiT's e-commerce infrastructure.

    The Agreement is contemplated to be consummated in two closings, the first, a BRiT cash purchase of 2,240,000 shares for $2,800, and the second covering the balance of the cash investment and the exchange for IBS stock. Each closing is subject to conditions typical in such transactions; the

                                 EBIX.COM, INC.

       (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 17--SUBSEQUENT EVENTS: (CONTINUED)
second is also subject to Company stockholder approval of the transaction and of a charter amendment authorizing additional shares, and execution of the BRiT e-commerce strategy agreement. The Company expects the first closing to occur in mid-April, and the second closing to occur in June. BRiT has the right to designate two members of the Company's board of directors following the second closing.

    After the issuance of Common Stock in both closings pursuant to the Agreement, BRiT will own approximately 38% of the Company's outstanding Common Stock. BRiT is entitled to have the Company register its stock for sale. In connection with the Agreement, the Company terminated its Stockholder Rights Plan, effective immediately, but BRiT has agreed not to acquire 49% or more of the Company's Common Stock without the approval of the the Company's Board of Directors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding directors of the Company required by this item is incorporated by reference to the information appearing under the captions "Proposal No. 1, Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," in the Company's proxy statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "Certain Transactions" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. FINANCIAL STATEMENTS.

    The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

    - Reports of Independent Public Accountants

    - Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999

    - Consolidated Statements of Operations for the Years Ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998.

    - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998.

    - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998.

    - Notes to Consolidated Financial Statements

    (a) 2. FINANCIAL STATEMENTS.

    The following financial statement schedule is filed herewith:

    Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998.

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

        3.2*            Bylaws of the Company

        3.3             Certificate of Amendment of Certificate of Incorporation
                        (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

        3.4 Certificate of Amendment of Certificate of Incorporation dated November 5, 1999 (filed as Exhibit 3.4 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999, and incorporated herein by reference).

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

        4.3             Form of Warrant to purchase shares of common stock of Delphi
                        Information Systems, Inc. held by R.J. Steichen & Company
                        (filed as Exhibit 4.14 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended March 31, 1996, and
                        incorporated herein by reference).

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

       10.7             Lease agreement dated September 1998 between the Company and
                        Crossroads of Commerce III, relating to premises at 3501
                        Algonquin Road, Rolling Meadows, IL (filed as Exhibit 10.15 to the Company's Transition Report on Form 10-K for the
                        transition period from April 1, 1998 to December 31, 1998
                        and incorporated herein by reference).

       10.8             Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five
                        Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the
                        transition period from April 1, 1998 to December 31, 1998
                        and incorporated herein by reference).

       10.9             Delphi Information Systems, Inc. 1998 Non-Employee
                        Director's Stock Option Plan (filed as Exhibit A to the
                        Company's proxy statement dated August 12, 1998, and incorporated herein by reference).+

       10.10            Strategic Supply, Service and Promotion Agreement between
                        Hewlett-Packard Packard and Company, dated August 20, 1999
                        (filed as Exhibit 10.19 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).**

       10.11            Related Agreement Number One, Strategic Supply, Services and
                        Promotion Agreement between Hewlett-Packard and Company,
                        dated August 20, 1999 (filed as Exhibit 10.20 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).**

       10.12            Terms and condition of sale and service between
                        Hewlett-Packard and Company, dated August 20, 1999 (filed as
                        Exhibit 10.21 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).**

       10.13            Warrant to purchase shares of common stock between
                        Hewlett-Packard and Company, dated August 20, 1999 (filed as
                        Exhibit 10.22 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).

       10.14            Internet Content (World Wide Web Site) Distribution
                        Agreement between Infospace and Company, dated August 31,
                        1999 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and
                        incorporated herein by reference).

       10.15 Content Provider Agreement between Infospace and Company, dated August 31, 1999 (filed as Exhibit 10.24 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).**

       10.16            Internet Promotion Agreement between Infospace and Company, dated August 31, 1999 (filed as Exhibit 10.25 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).**

       10.17            Warrant issued to Infospace by the Company (filed as Exhibit
                        10.26 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1999 and incorporated herein by
                        reference).

       10.18            Warrant issued to Infospace by the Company (filed as Exhibit
                        10.27 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1999 and incorporated herein by
                        reference).

       10.19            Agreement dated as of July 15, 1999, between the Company,
                        Tatum CFO Partners, LLP and Richard J. Baum (filed as
                        Exhibit 10.28 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference). +

       10.20            Sublease agreement dated April 20, 2000 between the Company and Philips Electronics North American Company relating to the premises at 1900 Golf Road, Schaumburg, Illinois (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).

       10.21            Sublease agreement dated April 20, 2000 between the Company and Pepsi-Cola General Bottlers relating to the premises at
                        1300 Algonquin Road in Rolling Meadows, Illinois (filed as
                        Exhibit 10.30 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).

       10.22 Sublease agreement dated July 22, 1999 between the Company and Air Liquid America Corporation relating to the premise at Walnut Creek California (filed as Exhibit 10.31 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).

       10.23            First Amendment to the Delphi Information Systems, Inc. 1996
                        Stock Incentive Plan (filed as Exhibit 10.32 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).

       10.24            Delphi Information Systems, Inc. 1999 Stock Purchase Plan
                        (filed as Exhibit 10.33 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.25            Baum Severance agreement dated October 4, 2000 (filed as
                        Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +

       10.26*           Sublease agreement dated June 15, 2000, between the Company and Envoy Networks, Inc., relating to premises at
                        900 Middlesex Turnpike, Building 8, Second Floor, Billerica,
                        MA.

       10.27*           Sublease agreement dated October 11, 2000, between the
                        Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA.

       10.28*           Channel Agreement dated October 31, 2000 between the Company and the Alta Vista Company**

       21.1*            The subsidiaries of the Company.

       23.1*            Consent of KPMG LLP

       23.2*            Consent of Arthur Andersen LLP

- ------------------------

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

Date: March 31, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
               /s/ ROY ROGERS
    ------------------------------------       Chairman of the Board                  March 31, 2001
                (Roy Rogers)

               /s/ ROBIN RAINA                 President, Chief Executive Officer
    ------------------------------------         and Director                         March 31, 2001
                (Robin Raina)

             /s/ RICHARD J. BAUM               Senior Vice President-Finance &
    ------------------------------------         Administration, Chief Financial      March 31, 2001
              (Richard J. Baum)                  Officer, and Secretary

    ------------------------------------       Director                               March 31, 2001
                (Yuval Almog)

            /s/ WILLIAM R. BAUMEL
    ------------------------------------       Director                               March 31, 2001
             (William R. Baumel)

              /s/ DOUG CHISHOLM
    ------------------------------------       Director                               March 31, 2001
               (Doug Chisholm)

             /s/ DENNIS DRISLANE
    ------------------------------------       Director                               March 31, 2001
              (Dennis Drislane)

             /s/ LARRY G. GERDES
    ------------------------------------       Director                               March 31, 2001
              (Larry G. Gerdes)

             /s/ WILLIAM W. RICH
    ------------------------------------       Director                               March 31, 2001
              (William W. Rich)

                                 EXHIBIT INDEX

EXHIBITS

        3.1             Certificate of Incorporation, as amended (filed as Exhibit
                        3.1 to the Company's Registration Statement on Form S-8 (No.
                        333-23361), and incorporated herein by reference).

        3.2*            Bylaws of the Company

        3.3             Certificate of Amendment of Certificate of Incorporation
                        (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

        3.4 Certificate of Amendment of Certificate of Incorporation dated November 5, 1999 (filed as Exhibit 3.4 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).

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

        4.3             Form of Warrant to purchase shares of common stock of Delphi
                        Information Systems, Inc. held by R.J. Steichen & Company
                        (filed as Exhibit 4.14 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended March 31, 1996, and
                        incorporated herein by reference).

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

       10.7             Lease agreement dated September 1998 between the Company and
                        Crossroads of Commerce III, relating to premises at 3501
                        Algonquin Road, Rolling Meadows, IL (filed as Exhibit 10.15 to the Company's Transition Report on Form 10-K for the
                        transition period from April 1, 1998 to December 31, 1998
                        and incorporated herein by reference).

       10.8             Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five
                        Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the
                        transition period from April 1, 1998 to December 31, 1998
                        and incorporated herein by reference).

       10.9             Delphi Information Systems, Inc. 1998 Non-Employee
                        Director's Stock Option Plan (filed as Exhibit A to the
                        Company's proxy statement dated August 12, 1998, and incorporated herein by reference).+

       10.10            Strategic Supply, Service and Promotion Agreement between
                        Hewlett-Packard Packard and Company, dated August 20, 1999
                        (filed as Exhibit 10.19 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).**

       10.11            Related Agreement Number One, Strategic Supply, Services and
                        Promotion Agreement between Hewlett-Packard and Company,
                        dated August 20, 1999 (filed as Exhibit 10.20 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).**

       10.12            Terms and condition of sale and service between
                        Hewlett-Packard and Company, dated August 20, 1999 (filed as
                        Exhibit 10.21 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).**

       10.13            Warrant to purchase shares of common stock between
                        Hewlett-Packard and Company, dated August 20, 1999 (filed as
                        Exhibit 10.22 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).

       10.14            Internet Content (World Wide Web Site) Distribution
                        Agreement between Infospace and Company, dated August 31,
                        1999 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and
                        incorporated herein by reference).

       10.15 Content Provider Agreement between Infospace and Company, dated August 31, 1999 (filed as Exhibit 10.24 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).**

       10.16            Internet Promotion Agreement between Infospace and Company, dated August 31, 1999 (filed as Exhibit 10.25 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).**

       10.17            Warrant issued to Infospace by the Company (filed as Exhibit
                        10.26 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1999 and incorporated herein by
                        reference).

       10.18            Warrant issued to Infospace by the Company (filed as Exhibit
                        10.27 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1999 and incorporated herein by
                        reference).

       10.19            Agreement dated as of July 15, 1999, between the Company,
                        Tatum CFO Partners, LLP and Richard J. Baum (filed as
                        Exhibit 10.28 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).+

       10.20            Sublease agreement dated April 20, 2000 between the Company and Philips Electronics North American Company relating to the premises at 1900 Golf Road, Schaumburg, Illinois (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).

       10.21            Sublease agreement dated April 20, 2000 between the Company and Pepsi-Cola General Bottlers relating to the premises at
                        1300 Algonquin Road in Rolling Meadows, Illinois (filed as
                        Exhibit 10.30 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 and incorporated herein by reference).

       10.22 Sublease agreement dated July 22, 1999 between the Company and Air Liquid America Corporation relating to the premise at Walnut Creek California (filed as Exhibit 10.31 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).

       10.23            First Amendment to the Delphi Information Systems, Inc. 1996
                        Stock Incentive Plan (filed as Exhibit 10.32 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 and incorporated herein by reference).

       10.24            Delphi Information Systems, Inc. 1999 Stock Purchase Plan
                        (filed as Exhibit 10.33 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.25            Baum Severance agreement dated October 4, 2000 (filed as
                        Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +

       10.26*           Sublease agreement dated June 15, 2000, between the Company and Envoy Networks, Inc., relating to premises at
                        900 Middlesex Turnpike, Building 8, Second Floor, Billerica,
                        MA.

       10.27*           Sublease agreement dated October 11, 2000, between the
                        Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA.

       10.28*           Channel Agreement dated October 31, 2000 between the Company and the Alta Vista Company**

       21.1*            The subsidiaries of the Company.

       23.1*            Consent of KPMG LLP

       23.2*            Consent of Arthur Andersen LLP

- ------------------------

*   Filed herewith

** Confidential treatment has been requested for portions of this document. The redacted material has been filed with the commission pursuant to an application for confidential treatment.

+  Management Contracts and Compensation Agreements

    (b) REPORTS ON FORM 8-K

       None

                                                                     SCHEDULE II

                                 EBIX.COM, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999,
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1998

Allowance for doubtful accounts receivable

                                                                                           NINE MONTHS
                                                   YEAR ENDED          YEAR ENDED             ENDED
                                                DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                -----------------   -----------------   -----------------
Beginning balance.............................     $1,004,000          $1,068,000          $  860,000
Provision for allowance.......................        476,810                  --             699,000
Write-off of accounts receivable against
  allowance...................................       (430,848)            (64,000)           (491,000)
                                                   ----------          ----------          ----------
                                                   $1,049,962          $1,004,000          $1,068,000
                                                   ==========          ==========          ==========