Form 10-Q
period 2001-03-31
EBIX COM INC
filed 2001-05-15
CIK 814549

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15946

                                 EBIX.COM, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                         77-0021975
---------------------------------                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1900 E. GOLF ROAD
SCHAUMBURG, IL                                              60173
--------------                                              -----
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

                              Yes  |X|     No  |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 13,622,182 Shares as of May 15, 2001.

                         EBIX.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

Part I - FINANCIAL INFORMATION                                                          PAGE

     Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2001
              (unaudited) and December 31, 2000 ......................................     3

         Consolidated Statements of Income (Loss) for the Three Months
              Ended March 31, 2001 and 2000 (unaudited) ..............................     4

         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2001 and 2000 (unaudited) ..............................     5

         Notes to Consolidated Financial Statements (unaudited) ......................     6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...........................................     9

     Item 3.   Quantitative and Qualitative Disclosures About

                Market Risk ..........................................................    13

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K ......................................    13

SIGNATURES ...........................................................................    14


                         ebix.com, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    (In thousands, except for share amounts)

                                                                              March 31,      December 31,
                                                                                2001            2000
                                                                              ----------     -----------
                                                                             (Unaudited)
ASSETS
Current assets
Cash and cash equivalents                                                     $    1,794      $    3,060
Accounts receivable, less allowance of $1,150 and $ 1,050                          1,650           1,980
Other receivables                                                                     12              12
Other current assets                                                                 495             204
                                                                              ----------      ----------
    Total current assets                                                           3,951           5,256
Property and equipment, net                                                          887             904
Goodwill, net                                                                        265             313
Other assets                                                                          97              89
                                                                              ----------      ----------
Total assets                                                                  $    5,200      $    6,562
                                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                                         $    3,649      $    4,326
Accrued payroll and related benefits                                                 214             554
Current portion of long-term debt                                                    106             106
Current portion of capital lease obligation                                          137             132
Deposit liability                                                                    726           1,465
Deferred revenue                                                                   2,883           2,706
                                                                              ----------      ----------
    Total current liabilities                                                      7,715           9,289
Long-term capital lease obligation, less current portion                             281             317
Other liabilities                                                                     188             220
                                                                              ----------      ----------
Total liabilities                                                                  8,184           9,826
                                                                              ----------      ----------

Stockholders' equity (deficit):
Convertible Series D Preferred stock, $.10 par value, 2,000,000
    shares authorized, no shares issued and outstanding                            --              --
Common stock, $.10 par value,
    20,000,000 shares authorized,
        11,382,182 shares issued and outstanding                                   1,138           1,138
Additional paid-in capital                                                        80,612          80,586
Deferred compensation                                                               (322)           (426)
Accumulated deficit                                                              (84,400)        (84,540)
Accumulated other comprehensive loss                                                 (12)            (22)
                                                                              ----------      ----------
Total stockholders' equity (deficit)                                              (2,984)         (3,264)
                                                                              ----------      ----------
Total liabilities and stockholders' equity (deficit)                          $    5,200      $    6,562
                                                                              ==========      ==========

See accompanying notes to consolidated financial statements.

                         EBIX.COM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In thousands, except per share data)
                                     (Unaudited)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              2001                2000
                                                           ------------        ------------
REVENUE:
Software                                                   $        739        $        366
Services and other                                                2,406               2,489
                                                           ------------        ------------
     TOTAL REVENUE                                                3,145               2,855

OPERATING EXPENSES:

Software costs                                                       18                  70
Services and other costs                                            974               1,696
Product development                                                 652               1,069
Sales and marketing                                                 676               1,332
General and  administrative                                         677               1,677
                                                           ------------        ------------
     TOTAL OPERATING EXPENSES                                     2,997               5,844
                                                           ------------        ------------
     OPERATING INCOME (LOSS)                                        148              (2,989)

Interest income                                                      22                  61
Interest expense                                                    (30)                (14)

Income (loss) before income taxes                                   140              (2,942)
Income tax provision                                              --                     13
                                                           ------------        ------------

Net income (loss)                                          $        140        ($     2,955)
                                                           ============        ============

Basic net income (loss) per common share                   $       0.01        ($      0.26)
                                                           ============        ============

Diluted net income (loss) per common share                 $       0.01        ($      0.26)
                                                           ============        ============

Basic weighted average shares outstanding                        11,382              11,262
                                                           ============        ============

Diluted weighted average shares outstanding                      11,445              11,262
                                                           ============        ============

See accompanying notes to consolidated financial statements.

                                 EBIX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            2001             2000
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $        140      ($     2,955)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization of property and equipment                           56               177
Amortization of intangibles                                                       48               119
Stock-based compensation                                                         130               961
CHANGES IN ASSETS AND LIABILITIES:
Trade receivables, net                                                  $        330               (98)
Other receivables and other current assets                                      (299)              232
Accounts payable and accrued expenses                                           (677)             (337)
Accrued payroll and related benefits                                            (340)             (351)
Deposit liability, deferred revenue and other liabilities                       (594)               87
                                                                       -------------------------------
      Net cash used in operating activities                                   (1,206)           (2,165)
                                                                       -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                             (39)
                                                                       -------------------------------
      Net cash used in investing activities                                      (39)            --
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                                                             --                 (126)
Repayments of capital lease obligations                                          (31)              (18)
Proceeds from exercise of common stock warrants                                --                4,467
Proceeds from exercise of common stock options                                 --                   23
                                                                       -------------------------------
      Net cash provided by (used in) financing activities                        (31)            4,346
                                                                       -------------------------------
Effect of foreign exchange rates on cash                                          10                (5)
      Net change in cash and cash equivalents                                 (1,266)            2,176
      Cash and cash equivalents at the beginning of the period                 3,060             7,055
                                                                       -------------------------------
      Cash and cash equivalents at the end of the period                $      1,794      $      9,231
                                                                       -------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                           $         30      $         14
Income taxes paid                                                              --                   14


See accompanying notes to consolidated financial statements.

                         ebix.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

These financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

These financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current presentation.

     Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 as amended by SFAS No. 137 and SFAS No.
138. These statements establish a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. These pronouncements require the Company to recognize derivatives on the balance sheet at fair value. In addition, changes in a derivatives's fair value are required to be recognized in earnings unless specific hedge criteria are met. Currently, the pronouncements have no impact on the Company as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by these pronouncements.


Note 2. BRiT INSURANCE HOLDINGS PLC AGREEMENT

On April 27, 2001, the Company consummated the first closing contemplated by its agreement with BRiT Insurance Holdings PLC (LSE: BRIT). Pursuant to the Agreement, ebix issued 2,240,000 shares of its common stock to BRiT for $2,800,000. As a result of the first closing, BRiT has acquired approximately a
16.4 percent equity ownership interest in the Company, becoming its largest stockholder.

The terms of the Agreement contemplate a second closing at which BRiT will purchase an additional 4,704,000 shares of ebix common stock (increasing its ownership to approximately 38 percent) in return for cash consideration of $4,200,000 and BRiT transferring to ebix approximately half of its holding of common stock in Insurance Broadcast Systems Inc. ("IBS"), representing 28 percent of IBS's issued share capital.

The second closing remains subject to conditions typical in such transactions, as well as the Company's stockholders' approving the transaction and the amendment of the Company's charter authorizing additional shares. In addition, execution of the BRiT e-commerce strategy agreement and continued Nasdaq SmallCap listing of ebix common stock (See Note 3.) are conditions. Stockholder approval will be sought at the Company's annual meeting scheduled for May 30. The parties expect the second closing to occur in June, but there can be no assurance as to such closing or the Company's continued listing on Nasdaq. BRiT is entitled to have the Company register its stock for sale. BRiT has agreed not to acquire 49 percent or more of the Company's common stock without the approval of the Board of Directors. Additionally, BRiT has the right to designate two members of the Company's Board of Directors following the second closing.

The following table shows the Company's common stock and additional paid in capital as of March 31, 2001 on a proforma basis giving effect to each of the closings of the BRiT transactions:


                                                              Shares           Pro Forma          Shares             ProForma
                                                              Issued in        March 31,           to be             March 31,
                                             March 31,        BRiT First       2001                Issued in         2001
                                             2001             Closing          After BRiT          BRiT              For BRiT
                                             (Unaudited)      April 27,        First Closing       Second            Second Closing
                                                              2001                                 Closing
                                           -----------------------------------------------------------------------------------------

Common stock                                 $ 1,138,000        $   224,000        $ 1,362,000        $   470,400        $ 1,832,400
Additional paid in                            80,585,000          2,576,000         83,161,000          3,729,600         86,890,600


Note 3. NASDAQ HEARING

A Nasdaq hearing scheduled for May 24 will review the Company's appeal for continued listing in response to the Nasdaq staff's determination that the Company fails to comply with Nasdaq Marketplace Rules 4310(c)(4) and 4310(c)(2)(B) requiring that for continued listing, a company maintain a minimum bid price of $1 and satisfy any one of Nasdaq's minimum net tangible assets, market capitalization or earnings standards. The Company believes that it will comply with these rules in June 2001 on consummation of the second closing of the BRiT Agreement (by meeting the net tangible assets standard).

Note 4. STOCK OPTIONS AND WARRANTS

During the first quarter 2001, the Company granted 1,512,600 options to employees for the purchase of common stock. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Accordingly, there is no compensation cost related to these options under APB25.

The Company has granted options outside the Company's stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 157,666 shares of common stock. These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options are exercisable within ten years of the date of the grant. Included in these options are 78,333 options which the Company granted in the first quarter of 2001, 35,000 options which the Company granted in 2000, 43,333 options which the Company granted in 1999, and 1,000 options granted prior to 1999.

These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. The options prior to 2001 are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain level. The options issued in 2001 are performance based which vest over 4 years unless the performance target is obtained which accelerates vesting. At March 31, 2001, 102,397 of the non-employee options were vested. The Company has recognized compensation expense of approximately $57,000 and $123,000 related to these options during the three month period ended March 31, 2001 and March 31, 2000, respectively.

On August 20, 1999, the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares eligible to be purchased upon exercise of the warrants will be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. At March 31, 2001, the warrants issued to Hewlett-Packard, neither of which have been exercised in whole or in part, represent the rights to purchase 557,727 and 512,198 shares, respectively. For both warrants, if the fair value of the common stock is greater than the purchase price, Hewlett-Packard may elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.

The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999. The first warrant was for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The warrant vested for 62,500 shares on September 30, 1999, 62,500 shares on December 31, 1999 and 125,000 shares on March 31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. This warrant issued to Infospace.com represented the right to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The second warrant was exercisable in lieu of the Company paying invoices rendered by InfoSpace.com. The InfoSpace warrants were terminated when the promotion agreement was terminated effective October 30, 2000.

Expense of $73,000 was recognized during the three month period ended March 31, 2001 related to the Hewlett-Packard warrants. Expense of $443,000 was recognized during the three month period ended March 31, 2000 related to the Hewlett-Packard and InfoSpace warrants.

Note 5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2001 was 11,382,182. The fully diluted weighted average number of common shares outstanding for the three months ended March 31, 2001 was 11,445,402. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. The Company's common stock equivalents consist of stock options and common stock warrants and the effect of this calculation resulted in an increase in the weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 of 63,220 and 0, respectively. SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. As of March 31, 2001, 3,105,814 potentially dilutive shares were excluded from this calculation as their effect was antidilutive. Dilutive securities have not been included in the weighted average shares used for the calculation of EPS in periods of net loss because the effect of such securities would be antidilutive.

Note 6. COMPREHENSIVE INCOME (LOSS)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         2001               2000
                                                                                   --------------       --------------

Net income (loss)                                                                  $      140,000       ($   2,955,000)
Other comprehensive income (loss):
   Foreign currency translation adjustment                                                 10,000               (5,000)
                                                                                   --------------       --------------
Comprehensive income (loss)                                                        $      150,000       ($   2,960,000)
                                                                                   ==============       ==============





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Part 1 Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company experienced negative operating cash flow of $1,206,000. The Company funded cash used in operating activities and investing activities through the use of cash reserves.

The Company recorded operating income of $148,000 during the first quarter of 2001.

The Company expects that its transaction with BRiT Insurance Holdings plc (see
Note 2. of notes to the consolidated financial statements) will address the current liquidity concerns of the Company. The Company believes its cash balances following the second closing of that transaction and funds from operations will be sufficient to meet all of its anticipated cash requirements over the next twelve months.

The Company began to generate revenue on ebix.mall in 2000. The Company expects to generate increased traffic to its website, having entered into an agreement whereby ebix.com becomes the exclusive online insurance services provider for AltaVista, and having entered into an agreement with About.com, Inc. in 2001. However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

In January 2001, the Company began marketing the ebix.asp product. ebix.asp is a web-enabled system for insurance agencies to manage their business. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis. However, ebix.asp has not yet begun generating revenue and there can be no assurances of the amount of revenue that the ebix.asp product will generate.

DEFERRED REVENUE AND DEPOSIT LIABILITIES - The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company's current liabilities at March 31, 2001 include deferred revenue of $2,883,000 and deposit liabilities of $726,000. The liability is satisfied through normal ongoing operations of the Company's service organization and generally does not require payment to third parties.

PRODUCT DEVELOPMENT - At March 31, 2001, the Company employed 14 full-time employees and 20 offshore contract engineers engaged in product development activities. These activities include research and development of software enhancements, improving usefulness, adaptation to newer software and hardware technologies, and increasing responsiveness. Product development expenditures were $652,000 for the three month period ended March 31, 2001.

NON-COMPETE NOTE PAYABLE - The Company, in the first quarter of 2000 paid a $120,000 installment (principal and interest) on an 11.75% interest bearing unsecured note. The remaining installment of $120,000 was due in the first quarter of 2001 and to date has not been paid.

WARRANTS -In connection with a May 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires April 19, 2002. At March 31, 2001, 11,450 shares may still be purchased under this warrant.

COMMON STOCK OPTIONS - As of March 31, 2001, there are outstanding vested options to purchase approximately 882,023 shares of common stock at a weighted average exercise price of $3.76 per share. The majority of outstanding options have expiration dates in excess of five years from March 31, 2001.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED  MARCH 31, 2001 AND 2000

TOTAL REVENUE - The Company's revenue is derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services, maintenance services, and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Included in Services are transaction fees and acceptance fees from the ebix.mall website. Total revenue is comprised of Software revenue and Services revenue. Total revenue for the quarter ended March 31, 2001 increased $290,000 or 10.2% from the comparable quarter of the prior year.

SOFTWARE REVENUE - Software revenue is comprised of revenue from the sale of ebix (formerly "cd") products, current legacy products, and other third party software.

Total software revenue for the quarter increased $373,000 or 101.9% from the comparable quarter of the prior year. This increase reflects satisfaction of revenue recognition requirements for amounts previously recorded as deposit liabilities.

SERVICES REVENUE - Total services revenue for the quarter decreased $83,000 or
3.3 % from the comparable quarter of the prior year. This decrease is due to a decrease in support revenue associated with legacy products partially offset by an increase in service revenue which reflects satisfaction of revenue recognition requirements for amounts previously recorded as deposit liabilities.

SOFTWARE COSTS - Cost of Software revenue includes the cost of third party software.

Total software costs for the quarter decreased $52,000 or 74.3% from the comparable quarter of the prior year. This decrease is due to a decrease in third party sales and the costs associated with such sales.

SERVICES AND OTHER COSTS - Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

Total services and other costs for the quarter decreased $722,000 or 42.6% from the comparable quarter of the prior year. This decrease is related to the reduction in staffing levels for consultants, trainers and support staff.

PRODUCT DEVELOPMENT EXPENSES - Total product development expenses for the quarter decreased $417,000 or 39.0% from the comparable quarter of the prior year. This decrease, consisting primarily of reduced expenses related to staffing levels, reflects a change in the Company's focus from the agency management products to the website, which at this time requires less product development.

SALES AND MARKETING EXPENSES - Total sales and marketing expenses for the quarter decreased $656,000 or 49.3 % from the comparable quarter of the prior year. This decrease is primarily attributable to a reduction of expense associated with warrants issued to third parties during 1999 and the ebix.com product promotion.

GENERAL AND ADMINISTRATIVE EXPENSES - Total general and administrative expenses for the quarter decreased $1,000,000 or 59.6 % from the comparable quarter of the prior year. This decrease is due to a reduction in staffing levels and rent expense in addition to a reduction in compensation expense related to stock options issued during 1999 and the first quarter of 2000.

INTEREST INCOME - Total interest income for the quarter decreased $39,000 for the quarter and represents income earned on the Company's investment of surplus cash in short term investments.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the

Company's products by the market and management's plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company's ebix.com website can be successfully developed and marketed, the possible delisting from the Nasdaq SmallCap Market, the effects of such possible delisting on the market for the Company's common stock, the possible effects of the Securities and Exchange Commission's investigation of the Company's financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, and the possible effects of insurance regulation on the Company's business. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2001. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See exhibit index.

(b)  Reports on Form 8-K

February 6, 2001 8-K related to the press release regarding a non-binding memorandum of understanding with BRiT Insurance Holdings plc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ebix.com, Inc.


Date: May 15, 2001                By  /s/ Richard J. Baum

                                     ------------------------------------------
                                      Richard J. Baum
                                      Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.                                               DESCRIPTION
-----------                                    ------------------------------------------------------------------------
10.1                                           Share Exchange and Purchase Agreement by and between BRiT Insurance
                                               Holdings PLC and ebix.com, Inc.

10.2                                           Registration Rights Agreement by and between BRiT Holdings Limited and
                                               ebix.com, Inc.

10.3                                           About.com, Inc. Agreement **


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