Form 10-Q
period 2001-06-30
EBIX COM INC
filed 2001-08-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

ebix.com, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0021975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 E. GOLF ROAD SCHAUMBURG, IL	60173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	847-789-3047

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 18,326,182 Shares as of August 9, 2001.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

ebix.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share amounts)

	June 30,	December 31,
	2001	2000
ASSETS
Current assets:	(Unaudited)
Cash and cash equivalents	$7,507	$3,060
Accounts receivable, less allowance of $1,150 and $1,050	2,010	1,980
Other receivables	12	12
Other current assets	447	204

Total current assets	9,976	5,256
Property and equipment, net	838	904
Goodwill, net	218	313
Other assets	277	89

Total assets	$11,309	$6,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,890	$4,326
Accrued payroll and related benefits	375	554
Current portion of long-term debt	106	106
Current portion of capital lease obligations	142	132
Deposit liabilities	647	1,465
Deferred revenue	2,759	2,706

Total current liabilities	6,919	9,289

Long-term capital lease obligations, less current portion	244	317
Other liabilities	157	220

Total liabilities	7,320	9,826

Stockholders’ equity (deficit):
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.10 par value,
40,000,000 shares authorized, 18,326,182 and 11,382,182 shares issued and outstanding	1,833	1,138
Additional paid-in capital	86,982	80,586
Deferred compensation	(531)	(426)
Accumulated deficit	(84,225)	(84,540)
Accumulated other comprehensive loss	(70)	(22)

Total stockholders’ equity (deficit)	3,989	(3,264)

Total liabilities and stockholders’ equity (deficit)	$11,309	$6,562

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenue:
Software	$730	$469	$1,469	$835
Services and other	2,629	2,524	5,035	5,013

Total revenue	3,359	2,993	6,504	5,848

Operating expenses:
Software costs	27	108	45	178
Services and other costs	1,022	1,647	1,996	3,343
Product development	388	1,033	1,040	2,102
Sales and marketing	780	1,409	1,456	2,741
General and administrative	984	2,243	1,661	3,920

Total operating expenses	3,201	6,440	6,198	12,284

Operating income (loss)	158	(3,447)	306	(6,436)

Interest income	30	183	52	244
Interest expense	(13)	(36)	(43)	(50)

Income (loss) before income taxes	175	(3,300)	315	(6,242)
Income tax provision	-	62	-	75

Net income (loss)	$175	$(3,362)	$315	$(6,317)

Basic earnings (loss) per common share	$0.01	$(0.30)	$0.03	$(0.56)

Diluted earnings (loss) per common share	$0.01	$(0.30)	$0.02	$(0.56)

Basic weighted average shares outstanding	13,292	11,371	12,343	11,317

Diluted weighted average shares outstanding	13,925	11,371	12,765	11,317

See accompanying notes to consolidated financial statements.

ebix.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$315	$(6,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	108	425
Amortization of intangibles	95	191
Stock-based compensation	115	964
Provision for doubtful accounts	100	-
Changes in assets and liabilities:
Trade receivables	(130)	(158)
Other receivables and other current assets	(318)	158
Accounts payable and accrued expenses	(1,436)	362
Accrued payroll and related benefits	(179)	(114)
Deposit liabilities, deferred revenue and other liabilities	(828)	(316)

Net cash used in operating activities	(2,158)	(4,805)

Cash flows from investing activities:
Software development costs	(113)	-
Capital expenditures	(42)	-

Net cash used in investing activities	(155)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	6,871	-
Repayments of debt	-	(109)
Repayments of capital lease obligations	(63)	(166)
Proceeds from exercise of common stock warrants	-	4,467
Proceeds from exercise of common stock options	-	52

Net cash provided by financing activities	6,808	4,244

Effect of foreign exchange rates on cash	(48)	7

Net change in cash and cash equivalents	4,447	(554)
Cash and cash equivalents at the beginning of the period	3,060	7,055

Cash and cash equivalents at the end of the period	$7,507	$6,501

Supplemental disclosures of cash flow information:
Interest paid	$43	$27
Income taxes paid	-	14

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis of presentation - These financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

These financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current presentation.

             Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 as amended by SFAS No. 137 and SFAS No. 138.  These statements establish a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities.  These pronouncements require the Company to recognize derivatives on the balance sheet at fair value.  In addition, changes in a derivative’s fair value are required to be recognized in earnings unless specific hedge criteria are met.  Currently, the pronouncements have no impact on the Company as the Company has not utilized derivative instruments or entered into any hedging transactions that are not covered by these pronouncements.

Note 2.  BRiT INSURANCE HOLDINGS PLC AGREEMENT

On April 27, 2001, the Company consummated the first closing contemplated by its agreement with BRiT Insurance Holdings PLC (“BRiT”; LSE: BRIT).  Pursuant to the Agreement, ebix issued 2,240,000 shares of its common stock to BRiT for $2,800,000.  As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder.

On June 29, 2001, the Company consummated the second and final closing with BRiT.  Pursuant to this closing, ebix issued 4,704,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. ("IBS"), representing a 28 percent equity ownership interest in IBS. IBS has been recorded at a nominal value and will be accounted for using the equity method.  This final closing brought BRiT’s total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent.

Note 3.  NASDAQ  DETERMINATION

On July 19, 2001, ebix.com, Inc. was notified by The Nasdaq Stock Market (“Nasdaq”) that the Company had evidenced compliance with the terms of the Nasdaq Listing Qualifications Panel (the “Panel”) decision dated June 28, 2001.  In accordance with that decision, on or before July 13, 2001, the Company was required to make a public filing with the Securities and Exchange Commission and Nasdaq evidencing either stockholders’ equity of at least $3,000,000 or net tangible assets of $3,250,000 on a pro forma basis as of May 30, 2001.  On July 11, 2001, the Company filed a Form 8-K which indicated stockholders’ equity of $3,612,000 and net tangible assets of $3,379,000.  Therefore, the Panel determined  and informed the Company in writing on July 19, 2001 that the Company has met the terms of the Nasdaq decision, and, accordingly, the Company will remain listed on the Nasdaq SmallCap Market. The hearing file has since been closed.

Note 4. – STOCK OPTIONS AND WARRANTS

During the second and first quarters of 2001, the Company granted to employees options to purchase 116,850 and 1,512,600, respectively, shares of common stock.  The exercise price of each option, which has a ten year life, is equal to the market price of the Company’s stock on the date of grant.  Accordingly, there is no compensation cost related to these options under APB25.

The Company has granted options outside the Company’s stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 227,666 shares of common stock.  These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price on the date of grant).  The options are exercisable within ten years of the date of the grant. Included in these options are options to purchase 70,000 shares which the Company granted in the second quarter of 2001, options to purchase 78,333 shares which the Company granted in the first quarter of 2001, options to purchase 35,000 shares which the Company granted in 2000, options to purchase 43,333 shares which the Company granted in 1999, and options to purchase 1,000 shares granted prior to 1999.

These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. Prior to 2001, the options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. The options issued in 2001 are performance-accelerated: they vest over 4 years but vesting accelerates if the performance target is obtained.  At June 30, 2001, 91,459 of the non-employee options were vested. The Company has recognized compensation expense of approximately $41,000 and $217,000 related to these options during the six month period ended June 30, 2001 and June 30, 2000, respectively. The Company has recognized a credit to compensation expense of approximately $74,000 and compensation expense of $95,000 related to these options during the three month period ended June 30, 2001 and June 30, 2000, respectively.

On August 20, 1999, in connection with the Company’s entering into a promotion agreement with Hewlett-Packard, the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company’s outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard under the same agreement for the purchase of 4.5% of the Company’s outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares eligible to be purchased upon exercise of the warrants was to be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company’s report on Form 10-Q or Form 10-K. At March 31, 2001, the warrants issued to Hewlett-Packard, neither of which had been exercised in whole or in part, represented the right to purchase 557,727 and 512,198 shares, respectively.  For both warrants, if the fair value of the common stock was greater than the purchase price, Hewlett-Packard could elect to receive shares equal to the value of the warrant in lieu of exercising the warrant with cash.   In May 2001, the Hewlett-Packard warrants terminated when the promotion agreement was terminated.

The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999.The first warrant was for the purchase of 250,000 shares of the Company’s common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement.  The warrant vested for 62,500 shares on September 30, 1999, 62,500 shares on December 31, 1999 and 125,000 shares on March 31, 2000. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company’s outstanding common stock at August 31, 1999, on a fully diluted basis including conversion of this warrant. This warrant issued to Infospace.com represented the right to purchase 526,572 shares at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement.  The second warrant was exercisable in lieu of the Company paying invoices rendered by InfoSpace.com. The InfoSpace warrants terminated when the promotion agreement was terminated effective October 30, 2000.

Expense of $73,000 was recognized during the six month period ended June 30, 2001 related to the Hewlett-Packard warrants, none of which was recognized during the three month period ended June 30, 2001.  Expense of $282,000 and $725,000, respectively, was recognized during the three and six month periods ended June 30, 2000 related to the Hewlett-Packard and InfoSpace warrants.

Note 5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2001 was 13,292,336 and 12,342,536, respectively.  The fully diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2001 was 13,925,355 and 12,764,723, respectively.  Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  The Company's common stock equivalents consist of stock options and common stock warrants and the effect of this calculation resulted in an increase in the weighted average number of shares outstanding for the three months ended June 30, 2001 and 2000 of 633,019 and 0, respectively, and for the six months ended June 30, 2001 and 2000 of 422,187 and 0, respectively.  SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. The weighted average common shares for the diluted earnings per share calculations for the three and six month periods ended June 30, 2001 excludes the incremental effect related to outstanding stock options and warrants to purchase 932,083 shares of common stock whose exercise prices are in excess of the price of the Company’s stock at June 30, 2001.  Dilutive securities have not been included in the weighted average shares used for the calculation of EPS in periods of net loss because the effect of such securities would be antidilutive. Accordingly the weighted average common shares for the diluted earnings per share calculations for the three and six month periods ended June 30, 2000 excludes 2,871,080 of potentially dilutive securities.

Note 6. COMPREHENSIVE  INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income (loss)	$175,000	$(3,362,000)	$315,000	$(6,317,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(58,000)	12,000	(48,000)	7,000

Comprehensive income (loss)	$117,000	$(3,350,000)	$267,000	$(6,310,000)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Part 1 Item 1 of this Quarterly Report and the financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

Liquidity and Capital Resources

As of June 30, 2000 the Company had cash resources of $7,507,000 compared to $3,060,000 at December 31, 2000.

During the six months ended June 30, 2001, the Company experienced negative operating cash flow of $2,159,000.  Cash used in operating activities and investing activities was provided by financing activities related to its transaction with BRiT Insurance Holdings plc.   During the second quarter of 2001, the Company consummated two closings with BRiT whereby ebix issued 6,944,000 shares of ebix common stock to BRiT in return for cash consideration of $7,000,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in IBS.

The Company believes its cash balances and funds from operations will be sufficient to meet all of its anticipated cash requirements over the next twelve months.

Results of Operations

The Company began to generate revenue on ebix.mall in 2000. The Company expects to generate increased traffic to its website, having entered into an agreement whereby ebix.com becomes the exclusive online insurance services provider for AltaVista, and having entered into an agreement with About.com, Inc. in first quarter 2001. However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

In January 2001, the Company introduced the ebix.asp product.  ebix.asp is a web-enabled system for insurance agencies to manage their business.  This product is expected to generate revenues through initial registration  and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis.  However, the Company has not yet begun generating revenue from ebix.asp, and there can be no assurance of the amount of revenue that the Company will generate from the ebix.asp product.

Deferred Revenue and Deposit Liabilities - The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company’s current liabilities at June 30, 2001 include deferred revenue of $2,759,000 and deposit liabilities of $647,000.These liabilities are satisfied through normal ongoing operations of the Company’s service organization and generally do not require payment to third parties.

Product Development – At June 30, 2001, the Company employed 13 full-time employees and 20 offshore contract engineers engaged in product development activities.  These activities include research and development of software enhancements, improving usefulness, adaptation to newer software technologies, and increasing responsiveness. Product development expenditures were $388,000 and $1,040,000 for the three and six month period ended June 30, 2001, respectively. Approximately $113,000 of product development expenses were capitalized during the second quarter of 2001.

Non-compete Note Payable - The Company, in the first quarter of 2000, paid a $120,000 installment (principal and interest) on an 11.75% interest bearing unsecured note. The remaining installment of $120,000 was due in the first quarter of 2001 and to date has not been paid.

Warrants – In connection with a May 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company’s common stock at $5.00 per share. The Agent’s Warrant is not subject to redemption and expires on April 19, 2002. At June 30, 2001, 11,450 shares could still be purchased under this warrant.

Common Stock Options - As of June 30, 2001, there are outstanding vested options to purchase approximately 923,442 shares of common stock at a weighted average exercise price of $3.79 per share. The majority of outstanding options have expiration dates in excess of five years from June 30, 2001.

Three Month Period Ended  June 30, 2001 Compared to the Three Month Period Ended 2000

Total Revenue - The Company's revenue is derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services, maintenance services, and support services, collectively, ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Included in Services are transaction fees and acceptance fees from the ebix.mall website. Total revenue for the quarter ended June 30, 2001 increased $366,000 or 12.2% to $3,359,000 from $2,993,000 the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly "cd") products, current legacy products, and other third party software.

Total software revenue for the quarter increased $261,000 or 55.7% from the comparable quarter of the prior year, primarily as a result of a large sale of ebix.global to an existing software customer.

Services Revenue – Total services revenue for the quarter increased $105,000 or 38.0% from the comparable quarter of the prior year.  This increase was due to the generation of support revenue from a newly acquired product line partially offset by an expected decrease in support revenue associated with legacy products.

Software Costs - Cost of software revenue includes the cost of third party software.

Total software costs for the quarter decreased $81,000 or 75.0% from the comparable quarter of the prior year. This decrease was due to a decrease in third party software sales and the costs associated with such sales.

Services and other costs - Cost of services revenue includes costs associated with support, consulting, implementation and training services.

Total services and other costs for the quarter decreased $625,000 or 38.0% from the comparable quarter of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the quarter decreased $645,000 or 62.4% from the comparable quarter of the prior year. This decrease was due to reduced expenses related to a reduction in staffing levels.  The development activities have been outsourced resulting in lower cost, higher quality development.

Sales and Marketing Expenses- Total sales and marketing expenses for the quarter decreased $629,000 or 44.6% from the comparable quarter of the prior year. This decrease was primarily attributable to a reduction of expense associated with warrants issued to third parties during 1999.

General and Administrative Expenses –Total general and administrative expenses for the quarter decreased $1,259,000 or 56.1% from the comparable quarter of the prior year.  This decrease was due to a decrease in professional services and a reduction in staffing levels and rent expense. The Company incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998, as filed on June 1, 2000 in the Company’s Form 10-K for the year ended December 31, 1999.  Such costs, which totaled approximately $1,100,000, were recognized in the second quarter of 2000.

Interest Income – Total interest income for the quarter decreased $153,000 or 83.6% from the comparable period of the prior year and represents income earned on the Company’s investment of surplus cash in short term investments. Six Month Period Ended June 30, 2001 Compared to Six Month Period Ended 2000

Six Month Period Ended June 30, 2001 compared to Six Month Period Ended 2000

Total Revenue - Total revenue for the six month period ended June 30, 2001 increased $656,000 or 11.2% to $6,504,000 from $5,848,000 the comparable quarter of the prior year.

Software Revenue - Total software revenue for the six month period increased $634,000 or 75.9% from the comparable period of the prior year, primarily as a result of a large sale of ebix.global to an existing software customer.

Services Revenue – Total services revenue for the period increased $22,000 or 0.44% from the comparable period of the prior year. This increase was due to the generation of support revenue from a newly acquired product line partially offset by an expected decrease in support revenue associated with legacy products.

Software Costs - Total software costs for the period decreased $133,000 or 74.7% from the comparable period of the prior year. This decrease was due to a decrease in third party sales and the costs associated with such sales.

Services and other costs - Total services and other costs for the period decreased $1,347,000 or 40.3% from the comparable period of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the period decreased $1,062,000 or 50.5% from the comparable period of the prior year. This decrease was due to reduced expenses related to a reduction in staffing levels. The development activities have been outsourced resulting in lower cost, higher quality development.

Sales and Marketing Expenses - Total sales and marketing expenses for the period decreased $1,285,000 or 46.9% from the comparable period of the prior year. This decrease was primarily attributable to a reduction of expense associated with warrants issued to third parties during 1999.

General and Administrative Expenses – Total general and administrative expenses for the period decreased $2,259,000 or 57.6% from the comparable period of the prior year. This decrease was due to a decrease in professional services and a reduction in staffing levels and rent expense. As discussed above, the Company incurred substantial professional services costs related to restatement of its financial statements.

Interest Income – Total interest income for the period decreased $192,000 or 78.7% from the comparable period of the prior year and represents income earned on the Company’s investment of surplus cash in short term investments.

Effect of Recently Issued Accounting Pronouncements-

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”) which supersedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method.  Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

Also in July 2001, the FASB issued SFAS No. 142,: “Goodwill and Other Intangible Assets” (“SFAS 142”) which supercedes APB Opinion No. 17, “Intangible Assets”.  SFAS 142 addresses how intangible assets are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date.  Management is currently evaluation the impact that adoption of SFAS 142 will have on its consolidated financial statements.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.  Such risks and uncertainties include the Company’s ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company’s ebix.com website can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission’s investigation of the Company’s financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company’s ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company’s dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company’s ability to effectively protect its applications software and other proprietary information, the Company’s ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company’s Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company’s website, mainframe and other servers,  possible security breaches on the Company’s website, and the possible effects of insurance regulation on the Company’s business.  Certain of these, as well as other risks, and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The Company undertakes no obligation to update publicly any such factors or any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2001.  For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II – OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders, held May 30, 2001, the following members were elected to the Company’s Board of Directors, each by the respective vote indicated to the right of such nominee’s name:

Nominee	For	Authority Withheld

William R. Baumel	12,535,363	7,171
Dougals C. Chisholm	12,542,534	0
Dennis Drislane	12,542,320	214
Larry G. Gerdes	12,530,293	12,241
Robin Raina	12,456,083	86,451
William G. Rich	12,542,534	0
Roy L. Rogers	12,372,154	170,380

In addition to the election of the Company’s Board of Directors, the stockholders of the Company approved the adoption of an amendment to the Certificate of Incorporation of the Company to increase the  number of authorized shares of the Company’s Common Stock, $.10 par value per share, from 20,000,000 to 40,000,000.  The result of the vote by proxy and by ballot at such meeting was as follows: of the 12,544,140 shares constituting a quorum 12,280,695 votes for, 263,125 votes against, 320 abstentions, which had the effect of votes against the proposal, and 1,080,042 broker non-votes, which also had the effect of votes against the proposal.

The stockholders of the Company approved the issuance of 4,704,000 shares of the Company’s Common Stock, $.10 par value per share, pursuant to and upon the second closing of the Share Exchange and Purchase Agreement between the Company and BRiT Insurance Holdings plc.  The result of the vote by proxy and by ballot at such meeting was as follows: of the 12,544,140 shares constituting a quorum 8,586,306 votes for, 10,225 votes against, 1,120 abstentions, which had the effect of votes against the proposal, and 5,026,531 broker non-votes, which had no effect on the outcome of the vote.

The stockholders of the Company approved the adoption of an amendment to the 1996 Stock Incentive Plan (the “1996 Plan”), which increased the number of authorized shares by 2,000,000.  The result of the vote by proxy and by ballot at such meeting was as follows: of the 12,544,140 shares constituting a quorum 7,376,107 votes for, 1,099,714 votes against, 121,830 abstentions, which had the effect of votes against the proposal, and 5,026,531 broker non-votes, which had no effect on the outcome of the vote.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

See exhibit index.

(b)        Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: August 10, 2001	By	/s/ Richard J. Baum

Richard J. Baum Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Amendment of Certificate of Incorporation dated June 22, 2001 (filed as Exhibit 4.4 in the Company’s Form S-3 filed on July 2, 2001, and incorporated herein by reference).

10.1	Second Amendment to ebix.com, Inc. 1996 Stock Incentive Plan. (filed as Exhibit 4.8 in the Company’s Form S-8 filed on July 5, 2001, and incorporated herein by reference).