Form 10-Q
period 2001-09-30
EBIX COM INC
filed 2001-11-13
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 18,326,182 Shares as of November 9, 2001.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ebix.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share amounts)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:	(Unaudited)
Cash and cash equivalents	$6,537	$3,060
Accounts receivable, less allowance of $1,150 and $1,050	2,293	1,992
Other current assets	246	204
Total current assets	9,076	5,256
Property and equipment, net	904	904
Goodwill, net	170	313
Other assets	431	89

Total assets	$10,581	$6,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,133	$4,326
Accrued payroll and related benefits	269	554
Current portion of long-term debt	122	106
Current portion of capital lease obligations	140	132
Deposit liabilities	631	1,465
Deferred revenue	2,608	2,706

Total current liabilities	6,903	9,289

Long-term capital lease obligations, less current portion	215	317
Other liabilities	200	220

Total liabilities	7,318	9,826

Stockholders’ equity (deficit):
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.10 par value,
40,000,000 shares authorized, 18,326,182 and 11,382,182 shares issued and outstanding	1,833	1,138
Additional paid-in capital	86,845	80,586
Deferred compensation	(392)	(426)
Accumulated deficit	(85,011)	(84,540)
Accumulated other comprehensive loss	(12)	(22)

Total stockholders’ equity (deficit)	3,263	(3,264)

Total liabilities and stockholders’ equity (deficit)	$10,581	$6,562

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Software	$457	$545	$1,926	$1,380
Services and other	2,352	2,338	7,387	7,351

Total revenue	2,809	2,883	9,313	8,731

Operating expenses:
Software costs	115	65	160	243
Services and other costs	1,179	1,564	3,175	4,907
Product development	457	867	1,497	2,969
Sales and marketing	880	1,330	2,336	4,071
General and administrative	1,004	1,527	2,665	5,447

Total operating expenses	3,635	5,353	9,833	17,637
Operating loss	(826)	(2,470)	(520)	(8,906)

Interest income	51	81	103	325
Interest expense	(13)	(27)	(56)	(77)

Loss before income taxes	(788)	(2,416)	(473)	(8,658)
Income tax benefit (expense)	2	(59)	2	(134)

Net loss	$(786)	$(2,475)	$(471)	$(8,792)

Basic and diluted loss per common share	$(0.04)	$(0.22)	$(0.03)	$(0.78)

Basic and diluted weighted average shares outstanding	18,326	11,377	14,359	11,337

See accompanying notes to consolidated financial statements.

ebix.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(471)	$(8,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	166	621
Amortization of intangibles	143	263
Stock-based compensation	117	444
Provision for doubtful accounts	100	-
Changes in assets and liabilities:
Trade receivables	(401)	387
Other current assets and other assets	(156)	131
Accounts payable and accrued expenses	(1,193)	1,489
Accrued payroll and related benefits	(285)	(420)
Deposit liabilities, deferred revenue and other liabilities	(1,025)	(421)

Net cash used in operating activities	(3,005)	(6,298)

Cash flows from investing activities:
Software development costs	(228)	-
Capital expenditures	(166)	-

Net cash used in investing activities	(394)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	6,871	-
Proceeds from borrowings	93
Repayments of capital lease obligations and debt	(98)	(244)
Proceeds from exercise of common stock warrants	-	4,467
Proceeds from exercise of common stock options	-	52

Net cash provided by financing activities	6,866	4,275

Effect of foreign exchange rates on cash	10	(95)

Net change in cash and cash equivalents	3,477	(2,118)
Cash and cash equivalents at the beginning of the period	3,060	7,055

Cash and cash equivalents at the end of the period	$6,537	$4,937

Supplemental disclosures of cash flow information:
Interest paid	$56	$54
Income taxes paid	-	14

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

             New Accounting Pronouncements - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 as amended by SFAS No. 137 and SFAS No. 138.  These statements establish a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities.  These pronouncements require the Company to recognize derivatives on the balance sheet at fair value.  In addition, changes in a derivative’s fair value are required to be recognized in earnings unless specific hedge criteria are met.  Currently, the pronouncements have no impact on the Company as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by these pronouncements.

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

Note 3.  NASDAQ  DETERMINATION

On July 19, 2001, ebix.com, Inc. was notified by The Nasdaq Stock Market (“Nasdaq”) that the Company had evidenced compliance with the terms of the Nasdaq Listing Qualifications Panel (the “Panel”) decision dated June 28, 2001.  In accordance with that decision, on or before July 13, 2001, the Company was required to make a public filing with the Securities and Exchange Commission and Nasdaq evidencing either stockholders’ equity of at least $3,000,000 or net tangible assets of $3,250,000 on a pro forma basis as of May 30, 2001.  On July 11, 2001, the Company filed a Form 8-K which indicated stockholders’ equity of $3,612,000 and net tangible assets of $3,379,000.  Therefore, the Panel determined and informed the Company in writing on July 19, 2001 that the Company had met the terms of the Nasdaq decision, and, accordingly, the Company remains listed on the Nasdaq SmallCap Market. The hearing file has since been closed.

Note 4. – STOCK OPTIONS AND WARRANTS

During the third, second and first quarters of 2001, the Company granted to employees options to purchase 275,000, 116,850 and 1,512,600 shares of common stock, respectively.  The exercise price of each option, which has a ten year life, is equal to the market price of the Company’s stock on the date of grant.  Accordingly, there is no compensation cost related to these options under APB25.

The Company has granted options outside the Company’s stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 230,999 shares of common stock.  These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price on the date of grant).  The options are exercisable within ten years of the date of the grant. Included in these options are options to purchase 3,333 shares which the Company granted in the third quarter 2001, options to purchase 70,000 shares which the Company granted in the second quarter of 2001, options to purchase 78,333 shares which the Company granted in the first quarter of 2001, options to purchase 35,000 shares which the Company granted in 2000, options to purchase 43,333 shares which the Company granted in 1999, and options to purchase 1,000 shares granted prior to 1999.

These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. The options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. The options issued in 2001 vest over 4 years but vesting accelerates if the performance target is obtained.  At September 30, 2001, 91,772 of the non-employee options were vested. The Company has recognized compensation expense of approximately $34,000 and $154,000 related to these options during the nine month periods ended September 30, 2001 and September 30, 2000, respectively. The Company has recognized a credit to compensation expense of approximately $2,000 and $63,000 related to these options during the three month periods ended September 30, 2001 and September 30, 2000, respectively.

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

Expense of $83,000 was recognized during the nine month period ended September 30, 2001 related to the Hewlett-Packard warrants, none of which was recognized during the three month period ended September 30, 2001.  Expense of $236,000 and $961,000, respectively, was recognized during the three and nine month periods ended September 30, 2000 related to the Hewlett-Packard and InfoSpace warrants.

Note 5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2001 was 18,326,182 and 14,359,003, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Dilutive securities have not been included in the weighted average shares used for the calculation of EPS in periods of net loss because the effect of such securities would be antidilutive. Accordingly, the weighted average common shares for the diluted earnings per share calculations for the three and nine month periods ended September 30, 2001 and 2000 excludes 3,055,149 and 2,825,516 of potentially dilutive securities, respectively.

Note 6. COMPREHENSIVE  LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net loss	$(786,000)	$(2,475,000)	$(471,000)	$(8,792,000)
Other comprehensive loss:
Foreign currency translation adjustment	58,000	(102,000)	10,000	(95,000)

Comprehensive loss	$(728,000)	$(2,577,000)	$(461,000)	$(8,887,000)

Note 7.  EQUIPMENT LOAN

On July 2, 2001, the Company obtained a $92,539 installment loan from American National Bank with an interest rate of 7.50% per annum.  Monthly installment payments of $1,854  are due on the last day of each month through  July 2, 2006, at which time the sum of remaining payments are due.  As part of this agreement, the bank has a security interest in the cash receipts in the Company's bank account. As of September 30, 2001, the outstanding balance of this note was approximately $89,000, of which the current portion was $16,000 and the non-current portion was $73,000, which is recorded in "Other liabilities".

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

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash resources of $6,537,000 compared to $3,060,000 at December 31, 2000.

During the nine months ended September 30, 2001, the Company experienced negative operating cash flow of $3,005,000.  Cash used in operating activities and investing activities was provided by financing activities related to its transaction with BRiT Insurance Holdings plc.   During the second quarter of 2001, the Company consummated two closings with BRiT whereby ebix issued 6,944,000 shares of ebix common stock to BRiT in return for cash consideration of $7,000,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in IBS.

The Company believes its cash balances and funds from operations will be sufficient to meet all of its anticipated cash requirements over the next twelve months.

Current portion of long term debt- In the first quarter of 2000, the Company paid a $120,000 installment (principal and interest) on an 11.75% interest bearing unsecured note. The remaining installment of $120,000 ($106,000 in principal) was due in the first quarter of 2001 and to date has not been paid.

In the third quarter of 2001, the Company obtained a $92,539 installment loan from American National Bank with an interest rate of 7.5% per annum.  Monthly installment payments of $1,854 are due on the last day of the month through July 2, 2002 at which time the sum of the remaining payments are due.  As part of this agreement, the bank has a security interest in the cash receipts in the Company’s bank accounts.  As of September 30, 2001, the outstanding balance of the note was approximately $89,000 of which the current portion was approximately $16,000 and the non-current portion was approximately $73,000, which is recorded in "Other liabilities" on the Company's balance sheet.

Warrants – In connection with a May 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company’s common stock at $5.00 per share. The Agent’s Warrant is not subject to redemption and expires on April 19, 2002. At September 30, 2001, 11,450 shares could still be purchased under this warrant.

Common Stock Options - As of September 30, 2001, there are outstanding vested options to purchase approximately 939,971 shares of common stock at a weighted average exercise price of $3.78 per share. The majority of outstanding options have expiration dates in excess of five years from September 30, 2001.

Results of Operations

The Company began to generate revenue on ebix.mall in 2000. The Company expects to generate increased traffic to its website, having entered into agreements with online service providers. However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

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

Deferred Revenue and Deposit Liabilities - The Company traditionally invoices software maintenance and support in advance of providing the service. The software maintenance fees are recorded as deferred revenue and recognized ratably over the term of the software maintenance agreement. The Company’s current liabilities at September 30, 2001 include deferred revenue of $2,608,000 and deposit liabilities of $631,000.These liabilities are satisfied through normal ongoing operations of the Company’s service organization and generally do not require payment to third parties.

Product Development – At September 30, 2001, the Company employed 15 full-time employees and 20 offshore contract engineers engaged in product development activities.  These activities include research and development of software enhancements, improving usefulness, adaptation to newer software technologies, and increasing responsiveness. Product development expenditures were $457,000 and $1,497,000, respectively, for the three and nine month periods ended September 30, 2001, respectively.  A total of approximately $228,000 of product development expenses were capitalized during the second and third quarters of 2001.

Three Month Period Ended September 30, 2001 Compared to the Three Month Period Ended September 30, 2000

Total Revenue - The Company's revenue is derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services, maintenance services, and support services, collectively, ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Included in Services are transaction fees and acceptance fees from the ebix.mall website. Total revenue for the quarter ended September 30, 2001 decreased $74,000 or 2.6% to $2,809,000 from $2,883,000 the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly "cd") products, current legacy products, and other third party software.  Total software revenue for the quarter decreased $88,000 or 16.1% from the comparable quarter of the prior year due to a change in the Company’s focus from the current legacy products and the “cd” products towards the ebix.mall and ebix.asp products.

Services Revenue – Total services revenue for the quarter increased $14,000 or 0.6 % from the comparable quarter of the prior year.  This increase was due to the generation of revenue from a newly acquired product line partially offset by an expected decrease in support revenue associated with legacy products.

Software Costs - Cost of software revenue includes the cost of third party software. Total software costs for the quarter increased $50,000 or 76.9% from the comparable quarter of the prior year. This increase was due to an increase in third party software sales and the costs associated with such sales.

Services and other costs - Cost of services revenue includes costs associated with support, consulting, implementation and training services.  Total services and other costs for the quarter decreased $385,000 or 24.6% from the comparable quarter of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the quarter decreased $410,000 or 47.3% from the comparable quarter of the prior year. This decrease was due to reduced expenses related to a reduction in staffing levels.

Sales and Marketing Expenses- Total sales and marketing expenses for the quarter decreased $450,000 or 33.8% from the comparable quarter of the prior year. This decrease was primarily attributable to a reduction of expense associated with warrants issued to third parties during 1999 because such warrants terminated when the promotion agreements terminated.

General and Administrative Expenses –Total general and administrative expenses for the quarter decreased $523,000 or 34.3% from the comparable quarter of the prior year.  This decrease was due to a decrease in professional services and a reduction in staffing levels and rent expense.

Nine Month Period Ended September 30, 2001 compared to Nine Month Period Ended September 30, 2000

Total Revenue - Total revenue for the nine month period ended September 30, 2001 increased $582,000 or 6.7% to $9,313,000 from $8,731,000 for the comparable quarter of the prior year.

Software Revenue - Total software revenue for the nine month period increased $546,000 or 39.6% from the comparable period of the prior year, primarily as a result of a large sale of ebix.global to an existing software customer.

Services Revenue – Total services revenue for the period increased $36,000 or 0.49% from the comparable period of the prior year. This increase was due to the generation of revenue from a newly acquired product line partially offset by an expected decrease in support revenue associated with legacy products.

Software Costs - Total software costs for the period decreased $83,000 or 34.2% from the comparable period of the prior year. This decrease was due to a decrease in third party sales and the costs associated with such sales.

Services and other costs - Total services and other costs for the period decreased $1,732,000 or 35.3% from the comparable period of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the period decreased $1,472,000 or 49.6% from the comparable period of the prior year. This decrease was due to reduced expenses related to a reduction in staffing levels.

Sales and Marketing Expenses - Total sales and marketing expenses for the period decreased $1,735,000 or 42.6% from the comparable period of the prior year. This decrease was primarily attributable to a reduction of expense associated with warrants issued to third parties during 1999, because such warrants terminated when the promotion agreements terminated, and a decrease in advertising expenses.

General and Administrative Expenses – Total general and administrative expenses for the period decreased $2,782,000 or 51.1% from the comparable period of the prior year. This decrease was due to a decrease in professional services and a reduction in staffing levels and rent expense.  The Company incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998, as filed on June 1, 2000 in the Company’s Form 10-K for the year ended December 31, 1999.  Such costs, which totaled approximately $1,100,000, were recognized in the second quarter of 2000.

Effect of Recently Issued Accounting Pronouncements-

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) which supersedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method.  Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

Also in July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which supercedes APB Opinion No. 17, “Intangible Assets”.  SFAS 142 addresses how intangible assets are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date.  Management is currently evaluation the impact that adoption of SFAS 142 will have on its consolidated financial statements. The unamortized balance of goodwill will be approximately $123,000 at January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No.141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions.  SFAS No. 141 also requires that identified intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121,  "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business.  However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.  Such risks and uncertainties include the Company’s ability to overcome its recent history of operating losses and declining revenues, the availability and amount of future sources of capital and the terms thereof, the extent to which the Company’s ebix.com website and other new products can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission’s investigation of the Company’s financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company’s ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company’s dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company’s ability to effectively protect its applications software and other proprietary information, the Company’s ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company’s Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company’s website, mainframe and other servers,  possible security breaches on the Company’s website, and the possible effects of insurance regulation on the Company’s business and possible future terrorist attacks or acts of war.  Certain of these, as well as other risks, and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The Company undertakes no obligation to update publicly any such factors or any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2001.  For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II – OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

See exhibit index.

(b)        Reports on Form 8-K

On July 11, 2001, the Company filed a current report on Form 8-K dated June 28, 2001 (1) regarding  the Company’s notification by Nasdaq that the Panel had determined to continue the listing of the Company common stock on the Nasdaq SmallCap Market and (2) providing certain financial information required for such continued listing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: November 13, 2001	By	/s/ Richard J. Baum
Richard J. Baum
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Installment Note dated July 2, 2001 issued by the Company to American National Bank ("ANB") and Security Agreement, dated as of July 2, 2001 between the Company and ANB.