Form 10-K
period 2001-12-31
EBIX COM INC
filed 2002-04-01
CIK 814549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

EBIX.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0021975 (I.R.S. Employer Identification Number)
1900 E. Golf Road Schaumburg, Illinois (Address of principal executive offices)	60173 (Zip Code)

Registrant's telephone number, including area code: (847) 789-3047

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

Common Stock, par value $0.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    / /

As of March 1, 2002, the number of shares of Common Stock outstanding was 18,326,182. As of such date, the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the Nasdaq SmallCap Market on such date, was approximately $7,195,326 (for this purpose, the Company has assumed that directors, executive officers, and holders of more than 10% of the Company's shares are affiliates).

Documents Incorporated by Reference—Portions of the registrant's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

EBIX.COM, INC.

2

PART I

Item 1. BUSINESS

        ebix.com, Inc. (the "Company"), formerly Delphi Information Systems, Inc., was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, ebix.com, Inc. is referred to as the "Company" while ebix.com1 refers to the Company's website, including the Company's Internet browser-based products described below. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer. In June 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. On July 23, 1996, the Company acquired a majority interest, and on January 1, 1999, the Company acquired the remaining minority interest in Complete Broking Systems ("CBS") of Auckland, New Zealand. On March 23, 1998, the Board of Directors adopted a resolution to change the Company's fiscal year end to December 31 effective in April 1998. On October 22, 1999, the Company's stockholders approved a proposal to amend the Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc.

ebix.com is a registered trademark of ebix.com, Inc.

        The Company is an international provider of software and Internet-based solutions for the insurance industry. International revenue accounted for 18.8%, 23.5% and 18.3% of total revenue in 2001, 2000 and 1999, respectively. Historically and during 2001, the Company's revenue has been derived primarily from the licensing and sale of software comprised of proprietary software and third-party software (20.1% of revenue in 2001) and from professional and support services (79.9% of revenue in 2001). Professional services include consulting, implementation, training, and project management provided to the Company's customers with installed systems and those in the process of installing systems. Included in services are fees for policy acceptance and transaction fees generated from the ebix.mall website.

        The Company's software customer list includes a majority of the largest 100 insurance brokerages and top 200 agencies in the United States and Canada, and many of the largest worldwide brokers. The Company's software operates on approximately 75,000 workstations and terminals at more than 2,000 customer sites.

        Information on the Company's revenues, fixed assets and goodwill in different geographic areas is furnished in Note 15 to the Consolidated Financial Statements, included elsewhere herein.

        Industry overview—The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing low-cost insurance. Consolidation has involved both insurance brokers who are the Company's primary customers, and insurance companies, and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create opportunities and challenges for the Company.

        Management believes consolidation will force brokers to decrease distribution costs and eliminate labor-intensive tasks via automation. Competition will force brokers to increase service levels via improved automated processes such as quoting and claims processing. Management believes that the Company can partner with customers to provide integrated information management solutions, and fully leverage information technology and services.

        Management expects the consolidation of the insurance industry to create a marketplace of fewer yet more sophisticated brokers and agents. In such an environment, the Company could be subject to heightened effects of competition, particularly with respect to product functionality, service and price.

        Products—The Company's product strategy focuses on the following three areas: (i) the worldwide sales and support of agency management systems led by the introduction of ebixASP, (ii) the expansion of connectivity between consumers, agents, carriers, and third party providers through ebix.com, INS-Site, and ebixExchange and (iii) providing development consulting to brokers, carriers, and agents.

        In January 2001, the Company began marketing the ebixASP product to beta customers and it became available to the general public in January 2002. ebixASP is a web-enabled system for insurance agencies to manage their businesses. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis. The Company expects to enter into several joint ventures to expand the sale of ebixASP worldwide. The Company began generating revenue in the first quarter of 2002, however, that revenue was immaterial.

        ebix.com is a website designed to meet the insurance needs of both the consumer and the insurance professional. ebix.com includes a virtual marketplace, ebix.mall, where consumers can define their desired policy coverages and seek competitive quotes from a number of agents, brokers and carriers in a timeframe defined by the consumer. ebix.mall generates revenues through fees for policy acceptance and transaction fees generated from the ebix.com website.

        In May 2001 the Company purchased the INS-Site product line. The INS-Site product line facilitates carrier-to-agent workflow such as download of policy information, upload of new business or policy change requests, as well as agent inquiry of key policy information such as status, billing and claims. INS-Site generates revenue through hosting and service fees.

        ebixExchange is an Internet based product being developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers. ebixExchange is expected to generate revenues through transaction fees. Transactions have not yet occurred on ebixExchange as the product is not expected to be completed until late 2002.

        The Company provides development consulting to brokers, carriers, and agents. Some of the Company's recent projects for clients include an appointment to development of the new Acord website, design of a commercial exchange for a carrier consortium, and the development of an online application, underwriting, policy issuance, and claims system for an insurance carrier. Revenues are generated as services are provided.

        The Company also continues to provide its agency management software product line, which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and"ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also continues to support but no longer sells six "legacy" products including: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

        The software products offered by the Company range in price from $65 to $1,700 on a per license basis, but the total contract value for certain multiple-site global brokers is over $1,000,000. In the fiscal years ended December 31, 2001 ("Fiscal 2001") and December 31, 2000 ("Fiscal 2000") one domestic customer (including its foreign subsidiary), a New York Stock Exchange listed multi-national insurance company, accounted for approximately 10% and 12%, respectively, of consolidated revenue. There were no accounts receivable relating to this customer at the end of Fiscal 2001 and Fiscal 2000. In the fiscal year ended December 31, 1999 ("Fiscal 1999"), no customer represented more than 10% of consolidated revenue or accounts receivable.

        System Design and Architecture—The Company's new product offerings utilize the latest Internet based architecture. "ebix.global" is a client/server based system, which runs on an Oracle relational database software technology. "ebix.one" is operational on Pervasive database software.

        ebixAsp is an e-commerce enabled agency management system hosted on an application service provider (ASP) basis by the Company. The product is hosted at a fully managed hosting facility, Exodus, using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with complete redundancy in terms of back ups and downtime. All agencies using ebix.ASP need only one software product, Microsoft Internet Explorer, as the back end software is hosted at Exodus.

        ebixExchange operates on Microsoft dotnet technology.

        Product Development—At December 31, 2001, the Company employed 18 full-time employees and 20 offshore contract engineers engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the website.

        The Company's development focus is in four areas: (i) the creation of ebixASP, (ii) the continued expansion of the ebix.com website, (iii) the creation of ebixExchange, and (iv) consulting insurance brokers and carriers with building, hosting and powering their technology.

        Product development expenditures were $2,033,000, $3,938,000, and $5,452,000 in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Approximately $327,000 of development costs were capitalized during Fiscal 2001. As the Company continues to refine its strategy of using offshore resources and focus, levels of efficiency improve and as result expenses have decreased.

        Competition—Management believes its principal competition varies by each area of focus.

        In the area of connectivity the Company competes with two major websites that provide insurance sales, a large carrier owned network that provides transaction connections to agents and carriers, and in-house systems developed by carriers. In addition the Company competes to a much lesser extent with several smaller websites that enter and leave the market on regular basis.

        Key competitive features in the area of connectivity include: (i) ability to complete end-to-end conversion of data between systems and from input to policy issuance, (ii) offerings and services for both personal and commercial lines, (iii) affording to insurance customers a marketplace in which insurance can be priced on an objective competitive basis, and (iv) ability to complete transactions online for insurance customers, agents, and carriers. Management believes that overall with respect to ebix.com, INS-Site, and ebixExchange, the Company competes favorably with respect to these factors.

        In the area of agency management systems, while the Company believes that the introduction of ebixASP provides a strategic advantage for the Company, two companies provide client/server software which are in competition with those historically offered by the Company. These companies are larger than the Company and may have greater resources. Certain large hardware suppliers sell systems and system components to independent agencies. The Company also experiences competition to a much lesser extent from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware providers to supply systems to independent agencies.

        The Company believes that some insurance carriers continue to operate subsidiaries that actively compete with the Company to provide agency systems to their in-house agency or brokerage efforts. These carriers have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carrier's insurance products.

        In the area of consulting, the Company competes with hardware, development, and software providers and in-house information technology departments in carriers and targeted clients. These companies and carriers have much greater financial resources than the Company. The Company also experiences to a much lesser extent competition from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware providers to supply consulting/development.

        Key competitive factors in the Company's software, services, and consulting, are product technology, features and functions, ease of use, price, project management, service, reputation, reliability, effects of insurance regulation, insurance knowledge, technology expertise, and quality of customer support and training. Management believes that overall, the Company competes favorably with respect to these factors.

        Proprietary Rights—The Company regards its website and software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company's software is unpatented.

        Employees—At December 31, 2001, the Company had 84 employees, including 16 employees in sales and marketing, 18 employees in product development, 39 employees in customer service and operations, and 11 employees in general management, administration and finance. None of the Company's employees are presently covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Risk Factors

        You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospectus, and/or market price of our common stock. This risk factors section is written in response to the Securities and Exchange Commission's "Plain English" guidelines. In this section the words "we," "us,' "our" and "ours" refers only to the Company and its subsidiaries and not any other person.

Risks Related To Our Business and Our Industry

        We have a history of losses and we may not maintain profitability.

        Given planned investment levels, our ability to maintain profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we may incur operating losses for the foreseeable future. Although we recorded $193,000 in operating income during, 2001, we incurred operating losses of $11.5 million for the year ended December 31, 2000. We may make significant expenditures related to marketing, hiring of additional personnel and development. Additionally, the rate of our recent revenue growth may not be sustainable and may decrease in the future.

  You may have difficulty evaluating our business because of our limited history of operating an Internet business.

        Although our predecessor began operations in 1976, we did not begin any Internet operations until September 1999 and did not begin generating revenues from these operations until the fourth quarter of 2000. Accordingly, we have a limited history in operating our Internet business on which you can evaluate our company and prospects. We cannot be certain that our Internet business strategy will be successful, because this strategy is new. Our early-stage Internet operations will be particularly susceptible to the risks and uncertainties described in these risk factors and likely to incur the expenses associated with addressing them. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce, and using new and unproven business models.

  Because the support revenue that we have traditionally relied upon has been steadily declining it is important that new sources of revenue continue to be developed.

        Our revenue from the support services we offer in connection with our legacy software products has been decreasing significantly over the course of the past few years. This decline can be attributed to the fact that many of our support clients are not renewing their support agreements with us, in most cases because they are no longer using our legacy software. Even if they are continuing to use our legacy software, our support clients may choose not to renew their support agreements if their legacy software products no longer require support or they use third party support. In addition, some of the clients who use our support products have reduced the level of support that we provide them which in turn reduces our support revenue. This downward trend in our support revenue, combined with the fact that most of the software we currently sell does not require support, makes us particularly dependent upon our other sources of revenue.

  Our business will be adversely affected if we are unable to maintain existing online relationships and develop new relationships to generate traffic on our web site.

        We expect to rely on relationships with a variety of Internet portals and other online companies to attract consumers to our web site. Although we have formed some of these relationships, we need to develop additional relationships in order to generate sufficient traffic. These relationships may not generate a substantial amount of traffic on our web site, or the revenues generated by these relationships may be insufficient to justify our payment obligations. Furthermore, the value of these relationships will be based on the continued positive market presence, reputation and growth of these online companies' web sites and services. Any decline or lack of future growth in the market presence, business or reputation of these online companies' web sites and services will reduce the value of these relationships to us and could harm our business. In addition, the termination, nonrenewal or renewal on unfavorable terms of these relationships could harm our business. For example, we recently terminated the Channel Agreement we entered into on January 19, 2001 with About.com, Inc. Also, an online company's failure to maintain uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we received from that company's site.

  Our operating results may fluctuate dramatically.

        Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results include:

  •
  Our addition or change in features on our online marketplace, or changes in the insurance coverage offered by participating insurance carriers;

  •
  The announcement or introduction of a competing online insurance marketplace or other new web sites, products or services offered by our competitors;

  •
  Changes in consumer acceptance of Internet commerce, particularly in connection with shopping for insurance;

  •
  Loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another;

  •
  Changes in our user interface or other features on our web site or changes in the filtering criteria used by our participating insurance carriers to determine which consumers will be offered quotes; and

  •
  Technical difficulties on our web site that hamper a consumer's ability to start or complete a shopping session.

        Our operating expenses are based in part on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

  We could be subject to civil fines and penalties as a result of the SEC's investigation of our financial reporting.

        On August 11, 2000, we were advised that the SEC had issued a formal Order of Investigation and subpoenaed documents relating to our financial reporting since April 1, 1997, including, in particular, revenue recognition, software development, cost capitalization, royalty costs and classification of cash receipts. We have submitted documents to the SEC upon the SEC's request as part of the investigation. It is possible that the SEC could impose civil fines and penalties against us. An adverse finding against us by the SEC could negatively impact our stock price. In addition, we expect to continue to incur expenses associated with responding to this investigation, regardless of its outcome, and this investigation may divert the efforts and attention of our management team from normal business operations.

  We cannot predict our future capital needs and we may not be able to secure additional financing when we need it.

        We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

  Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

        We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets.

  We may not be able to continue to develop new products to effectively address market needs in an industry characterized by rapid technological changes.

        To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing our web site and introducing new products and services to address our users' changing demands.

        Our market is characterized by:

  •
  rapidly changing technology;

  •
  evolving industry standards;

  •
  frequent new product and service introductions;

  •
  shifting distribution channels; and

  •
  changing customer demands.

        Our future success will depend on our ability to adapt to this rapidly evolving marketplace. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting our market, and we may be unable to adapt to these changes.

  The markets for our products are highly competitive and are likely to become more competitive, and our competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.

        We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our software business also experiences some competition from certain large hardware suppliers who sell systems and systems' components to independent agencies and from small, independent or freelance developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Our Internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

        Some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, we believe we will face increasing competition as the online financial services industry develops and evolves. Our current and future competitors may be able to:

  •
  undertake more extensive marketing campaigns for their brands and services;

  •
  devote more resources to web site and systems development;

  •
  adopt more aggressive pricing policies; and

  •
  make more attractive offers to potential employees, online companies and third-party service providers.

        If we are unable to protect our intellectual property, our reputation and competitiveness in the marketplace may be materially damaged.

        We regard our intellectual property in general and our software in particular as critical to our success. We rely on copyright, trade secret laws and restrictions on disclosure and transferring title to protect our proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information which we regard as trade secrets. Existing copyright law affords only limited practical protections and our software is unpatented.

  If we infringe on the proprietary rights of others, we may be at a competitive disadvantage and any related litigation could be time consuming and costly.

        Third parties may claim that we have violated their intellectual property rights. For example, companies have brought claims regarding alleged infringement of patent rights relating to methods of doing business over the Internet. To the extent that we violate a patent or other intellectual property right of a third party, we may be prevented from operating our business as planned, and we may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of key personnel.

  We depend on the continued service of our senior management and our ability to attract and retain other key personnel.

        Our future success is substantially dependent on the continued service and continuing contributions of our senior management and other key personnel, particularly Robin Raina, our President and Chief Executive Officer, and Richard J. Baum, our Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary. The loss of the service of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, nor do we maintain key man life insurance policies on any of our key employees.

        Our future success depends on our continuing to attract, retain and motivate highly skilled employees. If we are not able to attract and retain new personnel, our business will be harmed. Competition for personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.

  We may face claims that could result in costly litigation and significant liabilities.

        In the past, we have paid an arbitration award and entered into settlements in connection with lawsuits. We may face other suits with respect to related or other matters. If we are found liable for damages, our results of operations could be materially affected. In addition, as a result of the current and any future litigation, regardless of outcome, we will continue to incur significant litigation related expenses and the efforts and attention of our management team may be diverted from normal business operations.

  Our international operations are subject to a number of risks that could affect our income and growth.

        We market our software internationally and plan to expand our Internet services to locations outside of the United States. These operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

  •
  the impact of recessions in foreign economies on the level of consumers' insurance shopping and purchasing behavior;

  •
  greater difficulty in collecting accounts receivable;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  seasonal reductions in business activity during the summer months in Europe and other parts of the world;

  •
  burdensome regulatory requirements or other trade barriers;

  •
  fluctuations in exchange rates;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

        Furthermore, our entry into additional international markets could require significant management attention and financial resources, which could lessen our ability to manage our existing business effectively.

  We depend heavily on parties in the insurance industry with whom we do not have exclusive relationships or long-term agreements.

        Consumer demand for the services offered on our web site in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance carriers offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance carriers to participate in our marketplace. If we are unable to increase the number of insurance carriers that participate in our online marketplace, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance carriers.

        We do not have an exclusive relationship with any of the insurance agents, brokers or carriers whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these parties without using our web site. Our participating insurance carriers offer their products directly to consumers through insurance agents, mass marketing campaigns or other traditional methods of insurance distribution. These insurance carriers may also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both.

  Laws and regulations that govern the insurance industry could expose us or the agents, brokers and carriers who participate in our online marketplace to legal penalties.

        We perform functions for licensed insurance agents, brokers and carriers and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. These rules and regulations can be difficult to comply with and are ambiguous and open to interpretation. If we fail to properly interpret and/or comply with these rules and regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations effecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in the rules and regulations regarding the manner in which insurance is sold, our business could be adversely affected.

  The inability to predict the full impact of compliance with federal and state laws concerning the privacy of health information could expose us to significant increases in operating costs or subject us to civil and criminal penalties.

        The insurance carriers who offer healthcare coverage through our online marketplace will be significantly affected by the recently enacted privacy regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The HIPAA privacy regulations impose broad privacy protection obligations on entities that use, access and disclose health information. Each health plan that provides for or pays the cost of medical care will be directly regulated by and required to comply with the privacy and security requirements of HIPAA. Although not directly regulated by HIPAA, we will be affected as a business associate of these health plans because we perform functions on their behalf and as a result receive and have access to individually identifiable health information. As a business associate we will be required to provide satisfactory assurance to these health plans that we will protect the health information submitted through our online marketplace by potential insureds as if we were directly regulated by HIPAA, which assurance may require us to implement costly physical and technology safeguards. In addition, the laws in most states are rapidly evolving with respect to the confidentiality of health information, and some states have enacted comprehensive health privacy laws.

As a result, our failure to comply with federal and state laws relating to health information privacy could subject us to significant civil and criminal penalties, including individual rights of action through private litigation, or otherwise harm our business or reputation.

  Terrorist attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

        On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Further acts of terrorism and armed hostilities resulting from terrorist acts could cause further instability in financial markets and could directly impact our facilities and operations or those of the insurance agents, brokers and carriers with whom we conduct business. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from such agents, brokers and carriers for our services.

Risks Related to Our Conduct of Business on The Internet

  If our third party technology providers do not successfully enhance or expand our technology infrastructure to accommodate increases in the volume of traffic on our web site, our web site may not perform at levels that are satisfactory to consumers.

        We depend upon web hosting and other third party technology providers to continually enhance and expand our technology, quote generating systems, network infrastructure and other technologies to accommodate the volume of traffic on our web site. They may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing of increases in the volume of traffic on our web site. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our suppliers' networks might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively download data, especially if our web site traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

  Any disruption of our internet connections could affect the success of our web site.

        Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in responsiveness of our web site could result in reduced user traffic and reduced revenue. Continued growth in Internet usage could cause a decrease in the quality of Internet connection service. Web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce web sites. If these outages, delays or service disruptions occur frequently in the future, usage of our web site could grow more slowly than anticipated or decline, and we may lose revenues and customers.

        If the computer hardware operations that host our web site were to experience a system failure, the performance of our web site would be harmed. These systems are also vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. In addition, our users depend on Internet service providers, online service providers and other web site operators for access to our web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

  Concerns regarding security of transactions or the transmission of confidential information over the Internet or security problems we experience may prevent us from expanding our business or subject us to legal exposure.

        If we do not offer sufficient security features in our online product and service offerings, our products and services may not gain market acceptance, and we could be exposed to legal liability. Despite the measures that we may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditure, to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our customers may become more concerned about security. If we are unable to adequately address these concerns, we may be unable to sell our goods and services.

  Uncertainty in the marketplace regarding the use of Internet users' personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses.

        Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Legislation has been proposed that would limit the users of personally identifiable information of Internet users gathered online or require online services to establish privacy policies. Many state insurance codes limit the collection and use of personal information by insurance agencies, brokers and carriers or insurance service organizations. Moreover, the Federal Trade Commission has settled a proceeding against one online service that agreed in the settlement to limit the manner in which personal information could be collected from users and provided to third parties.

  We depend upon the continued growth of electronic commerce, particularly the willingness of consumers to shop for insurance on the Internet.

        Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet by consumers as an effective medium for commerce. Rapid growth in the use of the Internet is a recent phenomenon, and it may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of consumers. If a broad base of consumers do not adopt the Internet as a medium of commerce, our business may fail.

        There is significant uncertainty with respect to the viability and growth potential of the online insurance market. Shopping for insurance on the Internet is a relatively untested concept, and if it does not gain widespread acceptance, our business may fail. Demand and market acceptance for recently introduced services and products on the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our success will depend on our ability to engage consumers who have historically shopped for insurance through traditional distribution channels. In order for us to be successful, many of these consumers must be willing to utilize new ways of conducting business and exchanging information. In addition, a substantial proportion of the consumers who use our web site may be using our service because it is new and different rather than because they believe that it offers a better way to shop for insurance. Such consumers may use our service only once or twice and then return to more familiar means of shopping for insurance.

        Our future growth, if any, will depend on the following critical factors:

  •
  the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

  •
  consumers' willingness to conduct self-directed insurance research;

  •
  our ability to successfully and cost-effectively market our services to a sufficiently large number of consumers; and

  •
  our ability to overcome a perception among many consumers that obtaining insurance online is risky.

        The market for our online services may not develop, and our services may not be adopted. If the online market for insurance fails to develop or develops more slowly than expected, or if our web site does not achieve widespread market acceptance, our business would be significantly harmed.

  Future government regulation of the Internet could place financial burdens on our businesses.

        Because of the Internet's popularity and increasing use, new laws and regulations directed specifically at e-commerce may be adopted. These laws and regulations may cover issues such as the collection and use of data from web site visitors, including the placing of small information files, or "cookies," on a user's hard drive to gather information, and related privacy issues; pricing; taxation; telecommunications over the Internet; content; copyrights; distribution; domain name piracy; and quality of products and services. The enactment of any additional laws or regulations, including international laws and regulations, could impede the growth of our revenue from our Internet operations and place additional financial burdens on our business.

Risks Related To Our Common Stock

  We are not currently in compliance with a Nasdaq listing standard; if our common stock were to be removed from Nasdaq, the marketability of our common stock would be decreased substantially.

        Our common stock is currently traded on the Nasdaq SmallCap Market. On February 19, 2002 the Company was notified by The Nasdaq Stock Market ("Nasdaq") that the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until August 19,2002, to regain compliance.

        Nasdaq rules currently provide that companies with securities listed on the Nasdaq SmallCap Market whose securities fall below the minimum bid price or fail to meet minimum market value of public float requirement for 30 consecutive business days are notified and then given a 180 day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days during that grace period. If a company fails to regain compliance within the applicable timeframe, it is subject to delisting.

        If we are unable to regain compliance with the minimum bid price requirement or are unable to satisfy these or other Nasdaq conditions in the future, our common stock could be delisted and, in such case, we expect that the value and liquidity of our common stock would decrease dramatically.

  The price of our common stock may be extremely volatile.

        In some future periods, our results of operations may be below the expectations of public market analysts and investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has recently experienced extreme price and volume fluctuations. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors which are, in large part, beyond our control:

  •
  announcements of new services, products, technological innovations, acquisitions or strategic relationships by our competitors;

  •
  trends or conditions in the insurance, software and Internet markets;

  •
  changes in valuation estimates by securities analysts and in analyst recommendations;

  •
  changes in market valuations of our competitors; and

  •
  general political, economic and market conditions.

        In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial cost, and our management's attention and resources could be diverted from our business.

  The significant concentration of ownership of our common stock will limit your ability to influence corporate actions.

        The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of ebix.com, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of ebix.com and may affect the market price of our common stock. At March 1, 2002, BRiT Insurance Holdings plc held approximately 38% of our outstanding common stock and, together with our executive officers and directors, beneficially owned in excess of 50% of our outstanding common stock. As a result, those stockholders, if they act together are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

  We may issue equity securities in the future whose terms and rights are superior to those of our common stock.

        Our certificate of incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock. No shares of preferred stock are currently outstanding. However, shares of preferred stock may be issued by our board of directors from time to time in one or more series for the consideration and with the rights and preferences as our board of director decides. Any shares of preferred stock that we may issue in the future could be given voting and conversion rights that could dilute the voting power and equity of holders of shares of our common stock and leave preferences over the common stock with respect to dividends and in liquidation.

  Provisions in our charter and Delaware law may discourage takeover attempts which could preclude our stockholders from receiving a change of control premium.

        Our certificate of incorporation could make it more difficult for a third party to acquire control of us because it gives our board of directors the ability to issue shares of preferred stock with rights as they deem appropriate without stockholder approval. In addition, Delaware law contains an anti-takeover provision that could have the effect of delaying or preventing changes in control that a stockholder may consider favorable. This provision prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

Item 2. PROPERTIES

        The Company's corporate headquarters are in Schaumburg (a suburb of Chicago), Illinois, where it leased approximately 6,000 square feet of office space until January 2002 when it moved to a 2,900 square foot location in the same building. Substantially all corporate finance and administrative functions are located in Schaumburg. The Schaumburg lease expired in December 2001. The Company and its subsidiaries lease additional office space of approximately 11,300 square feet in Atlanta, Georgia. The Company leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        The principal market for the Company's Common Stock is the Nasdaq SmallCap Market. The Company's Common Stock trades under the symbol "EBIX." See "Item 1. Business—Risk Factors"—we are not currently in compliance with Nasdaq listing standards. If our common stock were to be removed from Nasdaq, the marketability of our common stock would be decreased substantially. As of March 1, 2002, there were 102 stockholders of record.

        The Company has not paid dividends on its Common Stock to date. There are no plans in the foreseeable future to do so.

        The following tables set forth the high and low closing bid prices for the Company's Common Stock for each calendar quarter in Fiscal 2001 and Fiscal 2000.

Twelve Months Ended December 31, 2001	High	Low
First quarter	$1.38	$.50
Second quarter	2.10	.60
Third quarter	2.16	.48
Fourth quarter	1.10	.37
Twelve Months Ended December 31, 2000	High	Low
First quarter	$14.00	$9.00
Second quarter	12.38	3.13
Third quarter	6.25	3.13
Fourth quarter	3.50	.47

        As of March 1, 2002 there were 18,326,182 shares of Common Stock outstanding.

        During fiscal 2001, the Company sold securities that were registered under the Securities Act of 1933 as follows:

        On April 27, 2001, the Company consummated the first closing contemplated by its agreement with BRiT Insurance Holdings PLC ("BRiT"). Pursuant to the Agreement, ebix issued 2,240,000 shares of its common stock to BRiT for $2,800,000. As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated the second and final closing with BRiT. Pursuant to this closing, ebix issued 4,704,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT's transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. ("IBS"), representing a 28 percent equity ownership interest in IBS. The exemption claimed from registration under the Securities Act of 1933 was Regulation S thereunder (governing offers and sales made outside the United States), based upon the fact that the offer and sale were made to a person outside the United States.

Item 6. SELECTED FINANCIAL DATA

Consolidated Financial Highlights
(In thousands, except per share data)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Nine Months Ended December 31, 1998	Fiscal Year Ended March 31, 1998
Results of Operations:
Revenue	$12,887	$11,764	$12,511	$13,402	$20,926
Operating income (loss).	193	(11,455)	(19,000)	(5,346)	(4,382)
Net income (loss)	$118	$(11,374)	$(19,060)	$(5,754)	$(3,806)
Net income (loss) per share:
Basic	$0.01	$(1.00)	$(2.05)	$(0.78)	$(0.52)
Diluted	$0.01	$(1.00)	$(2.05)	$(0.78)	$(0.52)
Shares used in computing per share data:
Basic	15,359	11,348	9,279	7,395	7,347
Diluted	15,729	11,348	9,279	7,395	7,347
Financial Position:
Total assets	$10,426	$6,562	$13,389	$8,063	$9,702
Short-term debt	260	238	217	4,032	1,923
Long-term debt	254	317	106	413	210
Stockholders' equity (deficit)	$3,895	$(3,264)	$2,983	$(4,517)	$1,256

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's product strategy focuses on the following three areas: (i) the worldwide sales and support of agency management systems led by the introduction of ebixASP, (ii) the expansion of connectivity between consumers, agents, carriers, and third party providers through ebix.com, INS-Site, and ebixExchange and (iii) providing development consulting to brokers, carriers, and agents.

        Approximately $475,000 of revenue generated from ebix.mall has been recognized in fiscal 2001. The Company expects to continue to generate increased traffic to its website reflecting increased familiarity and recognition by consumers. However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

        In January 2001, the Company began marketing the ebixASP product and it became available to the general public in January 2002. ebixASP is a web-enabled system for insurance agencies to manage their business. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis. The Company expects to enter into several joint ventures to expand the sale of ebixASP worldwide. ebixASP has begun generating revenue in the first quarter of 2002, however, the amount of revenue has been immaterial. There can be no assurances of the amount of revenue that the ebixASP product will generate.

        During fiscal 2001 the Company entered into various software and service agreements with BRiT who has an equity investment in the Company of approximately 38% (see Note 3 to the financial statements included herein). Approximately $639,000 was recognized as revenue during 2001. Total accounts receivable from BRiT at December 31, 2001 was $37,500.

        The Company also continues to provide the agency management software product line which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and"ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also continues to support but no longer sells six "legacy" products including: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

Results of Operations

ebix.com, Inc. and Subsidiaries

(In thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Revenue:
Software	$2,592	$1,965	$1,438
Services and other	10,295	9,799	11,073
Total revenue	12,887	11,764	12,511
Operating expenses:
Software costs	222	84	1,217
Services and other costs	4,115	6,309	9,168
Product development	2,033	3,938	5,452
Sales and marketing	2,701	5,098	5,416
General and administrative	3,623	7,790	10,258
Total operating expenses	12,694	23,219	31,511
Operating income (loss)	193	(11,455)	(19,000)

        Total Revenue—The Company's revenue has been derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Included in Services are fees for policy acceptance and transaction fees generated from the ebix.mall website. Total revenue is comprised of Software revenue and Services revenue.

  •
  Total revenue for Fiscal 2001 increased $1,123,000 or 9.6% from Fiscal 2000.

  •
  Total revenue for Fiscal 2000 decreased $747,000 or 6.0% from Fiscal 1999.

  •
  Total software revenue for Fiscal 2001 increased $627,000 or 31.9% from Fiscal 2000. Software revenue growth was due to revenue from new product lines developed by the Company and $681,000 of deposit liabilities recognized as revenue during the year. These deposit liabilities represented cash received in previous years related to products for which customer acceptance occurred in 2001.

  •
  Total software revenue for Fiscal 2000 increased $527,000 or 36.7% from Fiscal 1999. Software revenue growth was due to the recognition of deposit liabilities related to implementation of additional software seats purchased by existing customers in previous years. Substantially all of the software sold was proprietary software which does not result in obligations to third party providers.

  •
  Total services revenue for Fiscal 2001 increased $496,000 or 5.1% from Fiscal 2000. This increase was due to the generation of revenue from new product lines developed by the Company, a newly acquired product line, and $315,000 of deposit liabilities recognized as revenue during the year, partially offset by a decrease in support revenue associated with the legacy products.

  •
  Total services revenue for Fiscal 2000 decreased $1,274,000 or 11.5% from Fiscal 1999. This decrease was due to a decrease in support revenue associated with legacy products and decreases in consulting and custom programming revenue.

        Software Costs—Cost of Software revenue includes the cost of third party software and the amortization of purchased software cost.

  •
  Total software costs for Fiscal 2001 increased $138,000 or 164.3% from Fiscal 2000. This increase was due to an increase in sales of software licensed by third party providers and the costs associated with such sales.

  •
  Total software costs for Fiscal 2000 decreased $1,133,000 or 93.1% from Fiscal 1999. This decrease was due to a decrease in sales of software licensed by third party providers and the costs associated with such sales.

        Services and other costs—Cost of Services revenue includes costs associated with support, consulting, implementation and training services.

  •
  Total services and other costs for Fiscal 2001 decreased $2,194,000 or 34.8% from Fiscal 2000. This decrease was related to a reduction in staffing levels for consultants, trainers and support staff.

  •
  Total services and other costs for Fiscal 2000 decreased $2,859,000 or 31.2% from Fiscal 1999. This decrease was related to a reduction in staffing levels for consultants, trainers and support staff.

  Product development expenses—

  •
  Total product development expenses for Fiscal 2001 decreased $1,905,000 or 48.4% from Fiscal 2000. This decrease was attributable to moving the majority of the development infrastructure offshore to India and a reduction in staffing levels. As the Company continues to refine its strategy of using offshore resources and focus, levels of efficiency improve.

  •
  Total product development expenses for Fiscal 2000 decreased $1,514,000 or 27.8% from Fiscal 1999. This decrease reflected a change in the Company's emphasis from the agency management products to the website, which require less product development.

        Sales and marketing expenses—

  •
  Total sales and marketing expenses for Fiscal 2001 decreased $2,397,000 or 47.0% from Fiscal 2000. This decrease was attributable to a reduction in staffing levels, a decrease in non-cash warrant expense (as the related warrants were terminated in late 2000 and early 2001), and a decrease in marketing expenses.

  •
  Total sales and marketing expenses for Fiscal 2000 decreased $318,000 or 5.9% from Fiscal 1999. This decrease was attributable to a reduction in staffing levels partially offset by the increased warrant expense in 2000 (relating to warrants issued in mid 1999 and outstanding throughout 2000) and to the addition in the fourth quarter 2000 of costs, related to the AltaVista arrangement, which is expected to continue (although at a negotiated reduced rate).

  General and administrative expenses—

  •
  Total general and administrative expenses for Fiscal 2001 decreased $4,167,000 or 53.5% from Fiscal 2000. This decrease was due to a decrease in professional services, consulting expenses and a reduction in staffing levels and rent expense. The Company incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and fiscal year ended March 31, 1998, as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999. Such costs, which totaled approximately $1,100,000, were recognized in the second quarter 2000. The remaining decrease of approximately $3,000,000 represents a decrease in staffing levels, a decrease in consulting expenses, and a decrease in rent expense.

  •
  Total general and administrative expenses for Fiscal 2000 decreased $2,468,000 or 24.1% from Fiscal 1999. This decrease was attributable to a reduction in staffing levels in 2000 partially offset by (i) professional services costs related to the Company's restatement of its financial statements, (ii) a $359,000 loss related to the sublease of property, and (iii) a $285,000 expense related to an arbitration.

Liquidity and Capital Resources

        The cash balances at December 31, 2001, 2000, and 1999 were $6,167,000, $3,060,000, and $7,055,000. The cash balance at March 25, 2002 was approximately $4,700,000.

        During Fiscal 2001, the Company experienced negative operating cash flow of $3,239,000. The Company funded cash used in operating activities and investing activities primarily through the use of cash proceeds from the issuance of common stock of approximately $6,871,000, net of expenses.

        On April 27, 2001, the Company consummated the first closing contemplated by its agreement with BRiT Insurance Holdings PLC ("BRiT"). Pursuant to the Agreement, ebix issued 2,240,000 shares of its common stock to BRiT for $2,800,000. As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated the second and final closing with BRiT. Pursuant to this closing, ebix issued 4,704,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT's transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. ("IBS"), representing a 28 percent equity ownership interest in IBS. IBS has been recorded at a nominal value and will be accounted for using the equity method. This final closing brought BRiT's total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent. During fiscal 2001 the Company entered into various software and service agreements with BRiT, which has an equity investment in the Company of approximately 38% (see note 3 to the financial statements included herein). Approximately $639,000 was recognized as revenue during 2001. Total accounts receivable from BRiT at December 31, 2001 was $37,500.

        Although the cash proceeds resulting from the issuance of common stock provided the Company with unused sources of capital, the Company continues to experience negative cash flows. However, the Company has experienced a trend of decreasing negative cash flow from operations which it expects will continue. During 2001, the Company experienced operating income of approximately $193,000 primarily as a result of recognizing new revenue of $475,000 from ebix.mall and additional revenue related to recognition of approximately $996,000 of deposit liabilities plus decreased operating expenses described above. These deposit liabilities represented cash received prior to fiscal 2001 related to products or services for which customer acceptance has occurred in 2001.

        The Company expects to continue to generate increased traffic to its website reflecting increased familiarity and recognition by consumers. However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

        The Company believes that it will continue to generate operating income as the cost model has been reduced and will be maintained going forward. The Company believes that future revenue growth will come from ebix.mall, ebixASP, ebixExchange, development projects and other products currently being developed. The Company believes its cash balances and funds provided from the increased revenues of ebixASP, ebixExchange, development projects and ebix.mall operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

        The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1—3 Years	After 3 Years
	(in thousands)
Contractual Obligations:
Installment note	$87	$17	$70	—
Non-compete note payable	106	106	—	—
Non-cancelable operating leases	2,036	759	1,213	64
Non-cancelable capital leases	372	165	207	—

Total contractual cash obligations	$2,601	$1,047	$1,490	$64

        Non-compete Note Payable—The Company entered into a non-compete agreement in connection with a January 1991 acquisition. The final installment of $400,000 was due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. The remaining installment of $106,000 was due in the first quarter of 2001 and to date has not been paid.

        Installment Note—In the third quarter of 2001, the Company obtained a $92,539 installment loan from American National Bank with an interest rate of 7.5% per annum. Monthly installment payments of $1,854 are due on the last day of the month through July 2, 2006, at which time the sum of the remaining payments are due. As part of this agreement, the bank has a security interest in the cash receipts in the Company's bank accounts. As of December 31, 2001, the outstanding balance of the note was approximately $87,000 of which the current portion was approximately $17,000 and the non-current portion was approximately $70,000.

        Critical Accounting Policies—Our critical accounting policies primarily relate to revenue recognition and estimating the allowance for doubtful accounts receivable.

        Revenue recognition—We derive our revenue primarily from two sources: (i) product revenue, which includes software license and (ii) services and support revenue, which includes software license maintenance, training, consulting and hosting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9," Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

        We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess evidence of an arrangement based on contracts signed by both parties and delivery based on FOB shipping point unless otherwise specified in the contract. Satisfaction of delivery is also assessed based on the absence of acceptance provisions in the contract or achievement of written acceptance in the event it is contractually required.

        At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable based on the payment terms associated with the transaction (generally must be within 90 days) and whether or not collection is reasonably assured.

        We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For arrangements with multiple obligations (for example, undelivered maintenance and support), revenue is allocated to each element of multi-element arrangements based on the price charged for the sale of each element separately.

        For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue have not been recognized. In addition, all costs incurred in connection with these contracts have been expensed, as the Company has been unable to estimate the total cost to achieve customer acceptance.

        We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

        Allowance for doubtful account—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,447,000, net of allowance for doubtful accounts of $985,000 as of December 31, 2001.

        New Accounting Standards—In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the entity's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements but expects to have reduced amortization of $123,000 in 2002 and no effect on subsequent years, as the goodwill currently reflected in the Company's financial statements would have been fully amortized.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 144 will have a material impact on the consolidated financial statements.

Quarterly Financial Information:

        The following is the quarterly unaudited financial information for fiscal 2001 and fiscal 2000.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2001
Total revenues	$3,145	$3,359	$2,809	$3,574
Net income (loss)	140	175	(786)	589
Net income (loss) per common share
Basic and Diluted	$0.01	$0.01	$(0.04)	$.03
Year Ended December 31, 2000
Total revenues	2,855	2,993	2,883	$3,033
Net loss	(2,955)	(3,362)	(2,475)	(2,582)
Net loss per common share
Basic and diluted	$(0.26)	$(0.30)	$(0.22)	$(0.23)

        Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995—This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. We have tried to identify such forward looking statements by use of words such as "expects," "anticipates," "plans," and "believes" and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements are included in this Annual Report subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the extent to which the Company's ebix.com website and other new products can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission's investigation of the Company's financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, the possible effects of insurance regulation on the Company's business and possible future terrorist attacks or acts of war. Certain of these as well as other risks and uncertainties are described in more detail this Annual Report on Form 10-K, including under Business—risk factors. The Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments or changed circumstances or for any other reason.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in Australia, Canada, New Zealand, and Singapore that develop and sell software products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. Dollar versus the Australian, Canadian, New Zealand and Singapore Dollars.

        In Fiscal 2001 and Fiscal 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders equity, was an unrealized gain of $36,000 and $92,000, respectively. Unrealized foreign currency translation loss of $197,000 was reflected in Fiscal 1999.

        ebix.com's exposure to interest rate risk relates to its debt obligations. The Company's market risk at December 31, 2001 is the potential loss arising from adverse changes in interest rates. In the third quarter of 2001, the Company obtained a $93,000 installment loan from American National Bank with an interest rate of 7.5% per annum. As of December 31, 2001, the outstanding balance of the note was approximately $87,000. Interest rate risk is estimated as the potential decrease in pretax income resulting from a hypothetical 10% increase in interest rates on the Company's debt. There is no current interest rate risk, given the installment note is at a fixed rate of interest.

        The Company does not currently use any derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

         The Board of Directors
ebix.com, Inc.:

        We have audited the accompanying consolidated balance sheets of ebix.com, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebix.com, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                      /s/  KPMG LLP

Chicago, Illinois
March 22, 2002

ebix.com, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share amounts)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,167	$3,060
Accounts receivable, less allowances of $985 and $1,050	2,447	1,992
Other current assets	253	204

Total current assets	8,867	5,256

Property and equipment, net	869	904
Capitalized software, net	327	—
Goodwill, net	123	313
Other assets	240	89

Total assets	$10,426	$6,562

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,776	$4,326
Accrued payroll and related benefits	374	554
Current portion of long-term debt	123	106
Current portion of capital lease obligation	137	132
Deposit liabilities	199	1,465
Deferred revenue	2,573	2,706

Total current liabilities	6,182	9,289

Long-term debt, less current portion	70	—
Capital lease obligation, less current portion	184	317
Other liabilities	95	220

Total liabilities	6,531	9,826

Stockholders' equity (deficit):
Common stock, $.10 par value, 40,000,000 shares authorized, 18,326,182 and 11,382,182 issued and outstanding	1,833	1,138
Additional paid-in capital	86,910	80,586
Deferred compensation	(440)	(426)
Accumulated deficit	(84,422)	(84,540)
Accumulated other comprehensive income (loss)	14	(22)

Total stockholders' equity (deficit)	3,895	(3,264)

Total liabilities and stockholders' equity (deficit)	$10,426	$6,562

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except share data)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Revenue:
Software	$2,592	$1,965	$1,438
Services and other	10,295	9,799	11,073

Total revenue	12,887	11,764	12,511
Operating expenses:
Software costs	222	84	1,217
Services and other costs	4,115	6,309	9,168
Product development	2,033	3,938	5,452
Sales and marketing	2,701	5,098	5,416
General and administrative	3,623	7,790	10,258

Total operating expenses	12,694	23,219	31,511

Operating income (loss)	193	(11,455)	(19,000)
Interest income	130	372	123
Interest expense	(72)	(142)	(290)
Other income, net	—	—	200

Income (loss) before income taxes	251	(11,225)	(18,967)
Income tax provision	(133)	(149)	(93)

Net income (loss)	$118	$(11,374)	$(19,060)

Basic earnings (loss) per common share	$0.01	$(1.00)	$(2.05)
Diluted earnings (loss) per common share	$0.01	$(1.00)	$(2.05)
Basic weighted average shares outstanding	15,359	11,348	9,279
Diluted weighted average shares outstanding	15,729	11,348	9,279

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share amounts)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Loss Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total	Comprehensive Income (Loss)
Balances, December 31, 1998	221	$49	7,395,414	$740	$48,717	$—	$(54,106)	$83	$(4,517)
Net loss	—	—	—	—	—	—	(19,060)	—	(19,060)	$(19,060)
Cumulative translation adjustment	—	—	—	—	—	—	—	(197)	(197)	(197)

Comprehensive loss										$(19,257)

Exercise of stock options	—	—	231,963	23	1,016	—	—	—	1,039
Exercise of stock warrants	—	—	3,113,950	311	22,572	—	—	—	22,883
Acquisition of Delphi Australia			22,222	2	187	—	—	—	189
Short swing profits	—	—	—	—	285	—	—	—	285
Deferred compensation related to the issuance of options and warrants	—	—	—	—	3,910	(1,549)	—	—	2,361

Balance, December 31, 1999	221	49	10,763,549	1,076	76,687	(1,549)	(73,166)	(114)	$2,983

Net loss	—	—	—	—	—	—	(11,374)	—	(11,374)	$(11,374)
Cumulative translation adjustment	—	—	—	—	—	—	—	92	92	92

Comprehensive loss										$(11,282)

Conversion of preferred stock	(221)	(49)	9,945	1	48				—
Exercise of stock options	—	—	12,988	2	50		—	—	52
Exercise of stock warrants	—	—	595,700	59	4,408		—		4,467
Contribution of equipment	—	—	—	—	66	—	—	—	66
Deferred compensation and amortization related to options and warrants	—	—	—	—	(673)	1,123			450

Balance, December 31, 2000	—	—	11,382,182	$1,138	$80,586	$(426)	$(84,540)	$(22)	$(3,264)

Net income	—	—	—	—	—	—	118	—	118	$118
Cumulative translation adjustment	—	—	—	—	—	—	—	36	36	36

Comprehensive income										$154

Net proceeds from issuance of common stock	—	—	6,944,000	695	6,176	—	—	—	6,871
Deferred compensation and amortization related to options and warrants	—	—	—	—	148	(14)			134

Balance, December 31, 2001	—	$—	18,326,182	$1,833	$86,910	$(440)	$(84,422)	$14	$3,895

See accompanying notes to consolidated financial statements.

ebix.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash flows from operating activities:
Net income (loss)	$118	$(11,374)	$(19,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	228	1,359	764
Amortization of intangibles	190	287	371
Provision for doubtful accounts	20	477
Stock-based compensation	134	450	2,361
Changes in current assets and liabilities:
Accounts receivable	(475)	520	(68)
Other assets	(200)	393	740
Accounts payable and accrued expenses	(1,550)	1,160	218
Accrued payroll and related benefits	(180)	(273)	645
Deposit liabilities, deferred revenue and other liabilities	(1,524)	(662)	696

Net cash used in operating activities	(3,239)	(7,663)	(13,333)

Cash flows from investing activities:
Software development costs	(327)	—	—
Capital expenditures	(193)	(138)	(894)
Purchase of minority interest	—	—	(50)

Net cash used in investing activities	(520)	(138)	(944)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	6,871	—	—
Proceeds from borrowings	93	—
Repayments of debt	(6)	(217)	(4,120)
Repayments for capital lease obligations	(128)	(588)	389
Proceeds from exercise of common stock warrants	—	4,467	22,883
Proceeds from exercise of common stock options	—	52	1,039
Proceeds from investors short swing profits	—	—	285

Net cash provided by financing activities	6,830	3,714	20,476

Effect of foreign exchange rates on cash and cash equivalents	36	92	(197)

Net change in cash and cash equivalents	3,107	(3,995)	6,002
Cash and cash equivalents at the beginning of the period	3,060	7,055	1,053

Cash and cash equivalents at the end of the period	$6,167	$3,060	$7,055

Supplemental disclosures of cash flow information:
Interest paid	$72	$141	$273
Income taxes paid	124	47	224
Supplemental disclosures of non-cash financing activity:
Conversion of preferred stock to common stock	—	49	—

See accompanying notes to consolidated financial statements.

ebix.com, Inc.

Notes to Consolidated Financial Statements

(All dollar amounts in thousands, except share and per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies:

        Nature of Business—ebix.com, Inc. (formerly known as Delphi Information Systems, Inc.) and subsidiaries (the "Company") market software to insurance agents and brokers operating in the insurance industry, and provide customer support and maintenance services, as well as other implementation and consulting services such as training, data conversion and installation. The Company's product strategy focuses on the following three areas: (i) the global sales and support of agency management systems, (ii) the expansion of connectivity between consumers, agents, carriers, and third party providers and (iii) providing development consulting to brokers, carriers, and agents.

        Consolidation—The consolidated financial statements include the accounts of ebix.com, Inc., ("ebix USA"), its wholly owned subsidiary, Delphi Information Systems International, Inc., ("Delphi International"), both Delaware corporations, and all subsidiaries of Delphi International. Foreign operations delivered software and provided related services to external customers, accounting for approximately 19%, 24%, and 18%, of consolidated revenue for the year ended December 31, 2001 ("Fiscal 2001"), the year ended December 31, 2000 ("Fiscal 2000") and the year ended December 31, 1999 ("Fiscal 1999"), respectively.

        Reclassification—Certain prior year amounts have been reclassified to conform to the 2001 presentation.

        Revenue Recognition—We apply the provisions of Statement of Position 97-2    , "Software Revenue Recognition," as amended by Statement of Position 98-99," Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

        The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses, and is generally recognized upon delivery together with the Company's license revenue. Training, data conversion, installation, and consulting services are generally recognized as revenue when the services are performed and collectibility is reasonably assured. Revenue for maintenance and support service is recognized ratably over the term of the support agreement. For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue have not been recognized. In addition, all costs incurred in connection with these contracts have been expensed, as the Company has been unable to estimate the total cost to achieve customer acceptance.

        Deferred revenue primarily includes maintenance and support payments or billings that have been received or recorded prior to performance. Deposit liabilities include cash that has been received related to software products for which customer acceptance has not occurred.

        Revenue is allocated to each element of multi-element arrangements based on the price charged for the sale of each element separately. In certain contracts, maintenance for the first year is bundled with software fees. Unbundling of the maintenance is based on the price charged for renewal maintenance and revenue related to the software fees is recognized under the residual value method.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost which approximates fair value.

        Accounting for the Impairment of Long-Lived Assets—Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

        The carrying amount of the Company's long-lived assets at December 31, 2001 and 2000 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

        Computer Software—Effective as of January 1, 1999, the Company adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs expected to be recoverable. During Fiscal 1999, $323 of costs related to the implementation of the Company's new accounting system were capitalized and will be amortized over the expected useful life of the new system of 5 years. There were no costs capitalized during Fiscal 2000 or Fiscal 2001.

        Software Development Costs and Purchased Software—The Company's policy is to capitalize internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed." Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During Fiscal 1999, the Company's internally developed software costs were expensed due to the uncertainty of when technological feasibility was reached and the lack of underlying support. During Fiscal 2000, the Company did not have any research and development expenses eligible for capitalization under SFAS No. 86, given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products. During Fiscal 2001, the Company capitalized $327 related to the development of ebixASP.

        Purchased software relates to technology acquired in connection with acquisitions which is amortized over a period of 45 months. Amortization expense was $0, $97, and $87 for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

        Net purchased software costs at December 31, 2001 and December 31, 2000 was zero.

        Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term. Repairs and maintenance are charged to expense as incurred and major improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives are as follows:

Asset Category	Life
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other leasehold improvements	7

        Goodwill—Goodwill is amortized on the straight-line method over 5 years. Goodwill amortization expense was $190, $190, and $182, for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Accumulated goodwill amortization was $1,144 and $954 at December 31, 2001 and 2000, respectively. Under certain conditions, such as a change in profitability, the Company estimates the future undiscounted net cash flows before interest of the operating units to which the goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of goodwill is reduced by the estimated shortfall of cash flows on a discounted basis.

        Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Earnings (Loss) Per Share—Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for Fiscal 2001, Fiscal 2000, and Fiscal 1999 were 15,358,947, 11,348,000, and 9,279,000, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2001 and at December 31, 2000, the Company's common stock equivalents consisted of stock options and common stock warrants. At December 31, 2001 the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 370,393. At December 31, 1999 the Company's common stock equivalents consisted of stock options, common stock warrants, and convertible preferred stock. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for Fiscal 2000 and Fiscal 1999, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. At December 31, 2000, there were 2,877,720 shares potentially issuable with respect to stock options and warrants, which could dilute Basic EPS in the future. At December 31, 2001, the fully diluted weighted average number of shares outstanding was 15,729,342. At December 31, 2001, there were 2,643,450 shares potentially issuable with respect to stock options and warrants, which could dilute Basic EPS in the future.

        Foreign Currency Translation—The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from the translation are deferred and included in the accompanying consolidated statements of stockholders' equity (deficit).

        Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Segment Reporting—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 15.

        Concentrations—The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In Fiscal 2001 and Fiscal 2000, one domestic customer (including its foreign subsidiary), a New York Stock Exchange listed multi-national insurance company, accounted for approximately 10% and 12%, respectively, of consolidated revenue. There were no accounts receivable relating to this customer at December 31, 2001 or December 31, 2000. In Fiscal 1999 no customer represented more than 10% of consolidated revenue.

        The Company currently utilizes hardware, software and services that support its website from two third-party vendors under operating service agreements. Although there is a limited number of website service companies, management believes that other vendors could provide the Company with these website services. The terms of the current operating service agreements provide for fixed and variable payments, which are based on revenues realized by the Company.

        Employee Stock Options—The Company accounts for stock options issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for options and warrants issued to employees. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

        Non-employee Stock Compensation—The Company accounts for stock compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issue Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

        Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $1,004, $1,824, and $2,035 in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income (loss).

        Other Income—Other income includes hardware sales and commissions. A gain on investment of $191 was recorded during 1999 and is reflected in other income in the accompanying consolidated statement of income (loss).

        Other income, net, is comprised of the following:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Hardware	—	—	$9
Gain on APT investment	—	—	191

Total	$—	$—	$200

        Fair Value of Financial Instruments—The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

        Cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses—The carrying amount of these items is a reasonable estimate of there fair value due to the short maturity of these items.

Note 2—Recently Adopted Accounting Prounouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001, within the scope of the

SFAS No. 141 be accounted for using only the purchase method, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires that identified intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 141 was adopted, however, since the Company had no business combinations in process or subsequent to June 30, 2001 there was no impact on its consolidated financial statements in 2001.

Note 3—BRiT Insurance Holdings PLC

        On April 27, 2001, the Company consummated the first closing contemplated by its agreement with BRiT Insurance Holdings PLC ("BRiT"). Pursuant to the Agreement, ebix issued 2,240,000 shares of its common stock to BRiT for $2,800. As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder.

        On June 29, 2001, the Company consummated the second and final closing with BRiT. Pursuant to this closing, ebix issued 4,704,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200 and BRiT's transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. ("IBS"), representing a 28 percent equity ownership interest in IBS. IBS has been recorded at a nominal value and will be accounted for using the equity method. This final closing brought BRiT's total cash investment in ebix to $7,000 and increased its equity ownership to approximately 38 percent.

        During fiscal 2001 the Company entered into various software and service agreements with BRiT. Approximately $639 was recognized as revenue during 2001. Total accounts receivable from BRiT at December 31, 2001 was $38.

Note 4—Stockholders' Equity (Deficit):

        Redeemable Warrants—The Company received approximately $4,467 in cash from the exercise of common stock warrants in Fiscal 2000. These funds were used to reduce borrowings and fund operating expenses and accounts payable.

        Other Warrants—In connection with a 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 200,000 shares of the Company's common stock at $5.00 per share. The Agent's Warrant is not subject to redemption and expires April 19, 2002. At December 31, 2001, 11,450 shares may still be purchased under this warrant.

        Preferred Stock Conversion—On August 1, 2000, the Company's only preferred stockholder converted the remaining outstanding 221 shares of the Company's Series D Preferred Stock to 9,945 shares of the Company's common stock.

Note 5—Purchase of Minority Interest:

        Prior to January 1999, Delphi Information Systems International, Inc., a wholly-owned subsidiary of the Company, held a fifty-four percent interest in Complete Broking Systems Australia PTY, Ltd. Effective January 1, 1999, the Company acquired the remaining forty-six percent interest. The Company paid approximately $50 and issued 22,222 shares of the Company's common stock in exchange for the minority interest and a non-compete agreement from the two former shareholders. The fair market value of the consideration was allocated to the non-compete agreement and was amortized over the 15-month life of the agreement.

Note 6—Property and Equipment:

        Property and equipment at December 31, 2001 and December 31, 2000 consisted of the following:

	2001	2000
Computer equipment and purchased software	$1,253	$1,071
Leasehold improvements	11	—
Furniture, fixtures and other	67	67

	1,331	1,138
Less accumulated depreciation and amortization	(462)	(234)

	$869	$904

        Depreciation and amortization expense was $228, $984, and $676 in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. During Fiscal 2000, the Company wrote off fully depreciated assets in the amount of $8,548.

Note 7—Debt:

        Notes payable at December 31, 2001 and December 31, 2000, were comprised of the following:

	2001	2000
Non-compete note payable	$106	$106
Installment note	87	—
Less current portion	(123)	(106)

	$70	$—

        Non-compete Note Payable—The Company entered into a non-compete agreement in connection with an acquisition in 1991. The final installment of $400 was originally due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note due January 2001. The commitment related to the non-compete agreement was amortized and expensed ratably over the life of the agreement. The remaining installment of $106 was due in the first quarter of 2001 and to date has not been paid.

        Installment Note—On July 2, 2001, the Company obtained a $93 installment loan from American National Bank with an interest rate of 7.50% per annum. Monthly installment payments of approximately $2 are due on the last day of each month through July 2, 2006, at which time the sum of remaining payments are due. As part of this agreement, the bank has a security interest in the cash receipts in the Company's bank account. As of December 31, 2001, the outstanding balance of this note was $87, of which the current portion was $17 and the non-current portion was $70.

Note 8—Accounts Payable and Accrued Expenses:

        Accounts payable and accrued expenses at December 31, 2001 and December 31, 2000, consisted of the following:

	2001	2000
Trade accounts payable	$1,510	$2,597
Accrued royalty	302	342
Accrued audit and legal	263	797
Accrued other liabilities	701	590

	$2,776	$4,326

Note 9—Income Taxes:

        Income (loss) before income taxes consisted of:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Domestic	$(299)	$(11,813)	$(18,431)
Foreign	550	588	(536)

Total	251	$(11,225)	$(18,967)

        The income tax provision consisted of:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 2000
U.S. Federal	$—	$—	$—
State	—	—	—
Foreign	133	149	93

Total	$133	$149	$93

        The income tax provision at the federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 2000
Statutory rate	34.0%	(34.0)%	(34.0)%
Change in valuation allowance	13.0%	34.4%	34.0%
Effect of foreign tax rate other than 34%	(21.5)%	—	—
Permanent differences	27.5%	9%	—

Effective rate	53.0%	1.3%	0.0%

        Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	December 31, 2001 Deferred		December 31, 2000 Deferred
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$144	$—	$151
Accruals	112	—	333	—
Capitalized software	—	111	—	—
Bad debts	319	—	343	—
Deferred revenue	20	—	—	—
NOL carryforwards	23,259	—	23,618	—
Tax credit carryforwards	458	—	746	—

	24,168	255	25,040	151
Valuation allowance	(23,913)	—	(24,889)	—

Total deferred taxes	$255	$255	$151	$151

        Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount. In addition, in 2001 certain net operating losses and tax credit carryforwards expired. The impact of the valuation allowance and the effective tax rate is shown net of the effect of expiring operating losses and tax credit carryforwards.

        At December 31, 2001, the Company has available domestic net operating loss carryforwards of approximately $68,300 which are available to offset future Federal taxable income, if any, through 2021, and investment business tax credit carryforwards of approximately $458 which are available to offset future Federal taxable income, if any, through 2009. A change in ownership for income tax purposes resulted from the issuance of common stock to BRiT. As a consequence, the utilization of tax credits and net operating losses will be limited in the future. Based on yearly limitations and dependent on future earnings, the maximum net operating loss carryforwards which could be utilized is approximately $15,000.

ebix.com, Inc.

Notes to Consolidated Financial Statements

(All dollar amounts in thousands, except share and per share data)

Note 10—Commitments and Contingencies:

Lease Commitments:

        The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2006, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. Assets under capital leases at December 31, 2001 and December 31, 2000 totaled $500 and $500, respectively, and accumulated depreciation was $165 and $93, respectively.

        Commitments for minimum rentals under noncancellable leases as of December 31, 2001 were as follows:

Year	Capital Leases	Operating Leases
2002	$165	$759
2003	131	713
2004	76	280
2005	—	220
2006	—	64

Total minimum lease commitments	$372	$2,036

Less: sublease income		(677)

Net lease payments		$1,359

Less: amount representing interest	(51)

Present value of obligations under capital leases	321
Less: current portion	(137)

Long-term obligations under capital leases	$184

        Rental expense for office facilities and certain equipment subject to operating leases for Fiscal 2001, Fiscal 2000, and Fiscal 1999 was $630, $1,067, and $709, respectively.

        In Fiscal 2001, sublease income of $432 was offset by sublease expenses of $571. Fiscal 2000 sublease income of $285 was offset by sublease expenses and sublease loss of $481, which are included in general and administrative expenses. Sublease income was offset by expenses incurred by the Company, which totaled $206 in Fiscal 1999.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 11—Internet Services and Promotion Agreements:

        On August 20, 1999, the Company entered into a Strategic Supply, Services and Promotion Agreement with the Hewlett-Packard Company. Pursuant to the terms of the agreement, the Company was required to pay Hewlett-Packard a variable fee based on the percentage of revenues generated through the ebix.com website in exchange for joint marketing, co-branding, Internet services, and hardware and software provided by Hewlett-Packard to run the ebix.com website. In addition, the Company had the right to purchase Hewlett-Packard hardware at a discount. The Company was required to use only Hewlett-Packard hardware, unless it is not available or functional to meet the Company's needs. The agreement is cancelable by Hewlett-Packard prior to its August 20, 2002 termination date in the event the Company did not realize specified levels of revenues through August 31, 2000 or through August 31, 2001. There was no compensation due to either party in the event of early termination. In May 2001, the Hewlett-Packard warrants terminated when the promotion agreement was terminated.

        On August 31, 1999, the Company entered into an Internet Promotion Agreement with InfoSpace.com. Pursuant to the terms of the agreement, the Company was required to pay InfoSpace.com the greater of a variable fee based on a percentage of revenues generated as a result of user traffic via the InfoSpace.com website or a fixed monthly fee of $25 in exchange for a specified number of impressions of ebix.com promotional placements on the InfoSpace.com website. The agreement was originally scheduled to terminate on August 31, 2001; however, the warrants terminated when the promotion agreement terminated effective October 30, 2000.

Note 12—Cash Option Profit Sharing Plan and Trust:

        Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company is under no obligation to contribute to the Plan. The Company's contributions to the Plan were approximately $45 for Fiscal 2001, $67 for Fiscal 2000, and $89 for Fiscal 1999.

Note 13—Stock Options:

        The Company's 1996 Stock Incentive Plan (the "Plan") provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the 1996 Stock Incentive Plan was 2,700,000 at December 31, 2000. An amendment increasing the number of shares reserved for grant under the 1996 Plan by 2,000,000 was adopted by the Board of Directors and approved by the stockholders on May 30, 2001. Accordingly, the total number of shares reserved for grant under the plan is 4,700,000. Options granted under this plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments vesting on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2001.

        During Fiscal 2001, the Company initiated the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of stock options to key employees or consultants. The total number of shares reserved under the 2001 Plan is 500,000. No options have been granted under the 2001 Plan.

        The Company's 1998 Director Option Plan (the "Director Plan") provides for granting of options on up to 300,000 shares to non-employee directors. Only nonstatutory options may be granted under this plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 2000, the Company granted options to purchase a total of 42,000 shares to directors. During 2001, the Company granted options to purchase a total of 49,200 shares to directors.

        During 2000, the Company granted incentive stock options to purchase a total of 10,000 shares for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 466,000 shares, for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $9.00, $12.00, $15.00 and $20.00 per share. During 2001, no incentive options were granted. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. Compensation expense related to these incentive options of approximately $1,510 was recognized in 1999 and a recovery of compensation expense of $880 was recognized in 2000 due to the market price being significantly less than the exercise price. There was no compensation expense related to these options in 2001.

        The Company has granted nonstatutory and incentive options outside the Plan to purchase up to an aggregate of 230,999 shares. These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have a four year vesting period and must be exercised within ten years of the date of the grant. Included in these options are 151,666, 35,000 and 43,333 options which the Company granted in 2001, 2000 and 1999, respectively, and 1,000 options granted prior to 1999, to persons who were not directors, officers or employees.

        These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain price. At December 31, 2001, 92,084 of the shares subject to these non-employee options were vested. The Company has recognized compensation expense of approximately $56, $189 and $214 related to these options during the years ended December 31, 2001, 2000 and 1999 respectively. Assumptions used in valuing the options are the same as those described below for employee options, except that the 10-year contractual life was substituted for the expected life of the option as required by SFAS No. 123.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model with the assumptions summarized below, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net income (loss) as reported	$118	$(11,374)	$(19,060)
Pro forma net loss	$(819)	$(13,327)	$(18,100)
Earnings (loss) per share, as reported	$.01	$(1.00)	$(2.05)
Loss per share, pro forma	$(.05)	$(1.17)	$(1.95)

        The pro forma loss and per share for Fiscal 1999 results are less than the as reported amounts because the total expense for financial statement purposes of $1,510 recorded under APB Opinion No. 25 exceeds the total expense of $550 had such options been recorded pursuant to SFAS No. 123.

        The per share weighted-average fair values of stock options granted during Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $1.03, $5.43, and $4.16, respectively, on the date of grant. Both the pro forma disclosures and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Expected volatility	175%	93%	69%
Expected dividends	None	None	None
Weighted average risk-free interest rate	5.28%	6.09%	5.98%
Expected life of stock options	10 years	10 years	4 years

        Stock option activity during the last three periods was as follows:

	Within Plan
					Weighted- Average Exercise Price
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price Ranges
Options outstanding at December 31, 1998	1,076,493	—	1,000	2.93 - 26.25	4.59
Option activity:
Granted	290,895	432,250	43,333	6.66 - 10.00	7.54
Exercised	(229,975)	—	—	6.53 - 11.00	8.13
Canceled	(533,113)	—	—	2.94 - 10.00	5.59

Options outstanding at December 31, 1999	604,300	432,250	44,333	2.93 - 26.25	6.21
Option activity:
Granted	47,000	10,000	35,000	1.50 - 9.50	5.09
Exercised	(12,988)	—	—	3.28 - 8.69	3.97
Canceled	(211,893)	—	—	1.50 - 9.63	5.76

Options outstanding at December 31, 2000	426,419	442,250	79,333	1.50 - 9.63	6.23
Option activity:
Granted	1,953,650	—	151,666	0.81 - 1.95	1.03
Exercised	—	—	—
Canceled	(39,475)	—	—	0.81 - 9.19	3.65

Options outstanding at December 31, 2001	2,340,594	442,250	230,999	.81 - 9.63	2.63

        The following table summarizes information about stock options outstanding as of December 31, 2001:

Options outstanding					Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life		Weighted- average exercise price	Number exercisable	Weighted- Average Exercise Price
$.8125 - 2.905	2,098,972	9.19	yrs	$1.031	422,026	$.8702
2.906 - 3.500	105,200	6.85		3.278	73,700	3.247
3.51 - 6.24	220,655	5.99		5.28	183,155	5.261
6.25 - 7.124	425,728	7.61		6.67	199,550	6.663
7.125 - 9.625	163,288	7.82		8.69	84,077	8.776

	3,013,843				962,508

        Effective July 1, 1999, the Company approved the 1999 Stock Purchase Plan ("Purchase Plan"), which provided for eligible employees to acquire an interest in the Company through the purchase of shares of common stock. The Purchase Plan had 2,000,000 shares of common stock reserved for sale to employees and was intended to qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, each employee could choose each year to have up to 10 percent of his or her base earnings, up to $25, withheld to purchase common stock during each accumulation period (generally six months). The purchase price of the stock was 85% of the lower of its beginning-of-accumulation period or end-of-accumulation period market price. During August 2000, the Plan was terminated by the Board of Directors and funds were returned to the participants.

Note 14—Warrants:

        On August 20, 1999, in connection with the Hewlett-Packard Strategic Supply, Services and Promotion Agreement (see Note 11), the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $15.00 per share during the first year of the warrant and $20.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $20.00 per share. The number of shares that could be purchased upon exercise of the warrants was to be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. In May 2001, the Hewlett-Packard warrants terminated when the Promotion Agreement was terminated.

        The Hewlett-Packard warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as in Note 13 for employee stock options, except a contractual life of two years, was approximately $424 and $597, respectively. In Fiscal 2001, Fiscal 2000 and Fiscal 1999, total expense of $73, $569 and $263, respectively, was recognized.

        The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999 (see Note 11). The first warrant was for the purchase of 250,000 shares of the Company's common stock at a price of $15.00 per share if exercised during the first year of the agreement or $20.00 per share if exercised during the second year of the agreement. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock on a fully diluted basis, including the shares issuable upon exercise of the warrant, at August 31, 1999. The agreement was originally scheduled to terminate on August 31, 2001, however, the warrants terminated when the promotion agreement terminated effective October 30, 2000.

        The InfoSpace.com warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as above, except a contractual life of two years, was approximately $81 and $813, respectively. Compensation expense for the first warrant was to be recognized over the vesting period and compensation expense for the second warrant was to be recognized over the contractual period. In Fiscal 2000 and Fiscal 1999, total expense of $570 and $385 was recognized. There was no compensation expense recognized in 2001.

Note 15—Geographic Information:

        The following information relates to geographic locations:

Year ended December 31, 2001

	Domestic	Australia	Other	Total
Revenue	$10,456	$1,491	$940	$12,887
Fixed assets	$809	$36	$24	$869

Year ended December 31, 2000

	Domestic	Australia	Other	Total
Revenue	$8,994	$1,468	$1,302	$11,764
Fixed assets	$819	$59	$26	$904

Year ended December 31, 1999

	Domestic	Australia	Other	Total
Revenue	$10,218	$1,486	$807	$12,511
Fixed assets	$1,941	$64	$54	$2,059

Note 16—Related Party:

        During fiscal 2001, the Company entered into various software and service agreements with BRiT who has an equity investment in the Company of approximately 38% (see Note 3). Approximately $639 was recognized as revenue during 2001. Total accounts receivable related to BRiT at December 31, 2001 was $38.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding directors of the Company required by this item is incorporated by reference to the information appearing under the captions "Proposal No. 1, Election of Directors, Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's proxy statement for its 2001 Annual Meeting of Stockholders which is to be filed by the Company with the Securities and Exchange Commission by April 30, 2002.

Item 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's proxy statement for its 2002 Annual Meeting of Stockholders, which is to be filed by the Company with the Securities and Exchange Commission by April 30, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders, which is to be filed by the Company with the Securities and Exchange Commission by April 30, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "Certain Transactions" in the Company's proxy statement for its 2002 Annual Meeting of Stockholders which is to be filed by the Company with the Securities and Exchange Commission by April 30, 2002.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements.

        The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

  •
  Report of Independent Public Accountants

  •
  Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

  •
  Consolidated Statements of Income (Loss) for the Years Ended December 31, 2001, December 31, 2000, and December 31, 1999.

  •
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, December 31, 2000, and December 31, 1999.

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, December 31, 2000, and December 31, 1999.

  •
  Notes to Consolidated Financial Statements

  2.
  Financial Statements Schedules.

        The following financial statement schedule is filed herewith:

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

        Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  3.
  Exhibits—1

  The exhibits filed herewith or incorporated by reference are listed on the Exhibit Index attached hereto.

  (b)
  Reports on Form 8-K

    The Company did not file any current reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebix.com, Inc.
(Registrant)
By:	/s/ ROBIN RAINA Robin Raina President and Chief Executive Officer and Director

Date: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY ROGERS (Roy Rogers)	Chairman of the Board	March 27, 2002
/s/ ROBIN RAINA (Robin Raina)	President, Chief Executive Officer (principal executive officer) and Director	March 27, 2002
/s/ RICHARD J. BAUM (Richard J. Baum)	Executive Vice President-Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary	March 27, 2002
/s/ WILLIAM R. BAUMEL (William R. Baumel)	Director	March 27, 2002
/s/ DOUG CHISHOLM (Doug Chisholm)	Director	March 27, 2002
/s/ DENNIS DRISLANE (Dennis Drislane)	Director	March 27, 2002
/s/ LARRY G. GERDES (Larry G. Gerdes)	Director	March 27, 2002
/s/ WILLIAM W. RICH (William W. Rich)	Director	March 27, 2002

EXHIBIT INDEX

Exhibits
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 (No. 333-23361), and incorporated herein by reference).
3.2	Bylaws of the Company
3.3	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
3.4	Certificate of Amendment of Certificate of Incorporation dated November 5, 1999 (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.1	Form of Redeemable Warrant to purchase shares of common stock of Ebix.com, Inc. (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).
4.2	Form of Unit Investment Agreement to purchase common stock and warrants of Delphi Information Systems, Inc. (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of common stock of Delphi Information Systems, Inc. held by R.J. Steichen & Company (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).
4.4	Rights Agreement between Delphi Information Systems, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration of Certain Classes of Securities on Form 8-A (No. 000-15946) and incorporated herein by reference).
4.5	Certificate of Amendment of Certificate of Incorporation dated June 22, 2001(filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
Material Contracts
10.1	Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference). +
10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference). +
10.3	Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company's Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +
10.4	Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by reference).
10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 33323261), and incorporated herein by reference). +

10.6	Stock Purchase Warrant dated June 5, 1992, issued by the Company to Silicon Valley Bank, and related Registration Rights Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference).
10.7	Lease agreement dated September 1998 between the Company and Crossroads of Commerce III, relating to premises at 3501 Algonquin Road, Rolling Meadows, IL (filed as Exhibit 10.15 to the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).
10.8	Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).
10.9	Delphi Information Systems, Inc. 1998 Non-Employee Director's Stock Option Plan (filed as Exhibit A to the Company's proxy statement dated August 12, 1998, and incorporated herein by reference).+
10.10	Agreement dated as of July 15, 1999, between the Company, Tatum CFO Partners, LLP and Richard J. Baum (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).+
10.11	Sublease agreement dated April 20, 2000 between the Company and Philips Electronics North American Company relating to the premises at 1900 Golf Road, Schaumburg, Illinois (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.12	Sublease agreement dated April 20, 2000 between the Company and Pepsi-Cola General Bottlers relating to the premises at 1300 Algonquin Road in Rolling Meadows, Illinois (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.13	Sublease agreement dated July 22, 1999 between the Company and Air Liquid America Corporation relating to the premise at Walnut Creek California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.14	First Amendment to the Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.15	Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.16	Baum Severance agreement dated October 4, 2000 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +
10.17	Sublease agreement dated June 15, 2000, between the Company and Envoy Networks, Inc., relating to premises at 900 Middlesex Turnpike, Building 8, Second Floor, Billerica, MA. (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.18	Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.19	Installment Note dated July 2, 2001 issued by the Company to American National Bank ("ANB") and Security Agreement, dated as of July 2, 2001 between the Company and ANB. (filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
10.20*	First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA.
10.21*	Lease agreement dated November 6, 2001, between the Company and Great Lakes REIT, L.P., relating to premises at 1900 E. Golf Road, Suite 1050, Schaumburg, Illinois.
10.22	Second Amendment to ebix.com, Inc. 1996 Stock Incentive Plan (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference). ebix.com, Inc.
10.23	2001 Stock Incentive Plan for Employees (filed as Exhibit 4.1 to the Company's Form S-8 filed on April 19, 2001 and incorporated herein by reference).
10.24	Share Exchange and Purchase Agreement by and between BRiT Insurance Holdings PLC and ebix.com, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.25	Registration Rights Agreement by and between BRiT Holdings Limited and ebix.com, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
21.1*	The subsidiaries of the Company.
23.1*	Consent of KPMG LLP

*
Filed herewith

+
Management contracts and Compensatory plans or arrangements required to be included as exhibits to the annual report on Form 10-K.

Schedule II

ebix.com, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2001, December 31, 2000 and December 31, 1999

        Allowance for doubtful accounts receivable

	Year Ended December 21, 2001	Year ended December 31, 2000	Year ended December 31, 1999
Beginning balance	$1,049,962	$1,004,000	$1,068,000
Provision for doubtful accounts	20,000	476,810	—
Write-off of accounts receivable against allowance	(84,536)	(430,848)	(64,000)

	$985,426	$1,049,962	$1,004,000

QuickLinks

Results of Operations ebix.com, Inc. and Subsidiaries (In thousands)
Liquidity and Capital Resources
INDEPENDENT AUDITORS' REPORT
ebix.com, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except for share amounts)
ebix.com, Inc. and Subsidiaries Consolidated Statements of Income (Loss) (In thousands, except share data)
ebix.com, Inc. Notes to Consolidated Financial Statements (All dollar amounts in thousands, except share and per share data)
ebix.com, Inc. Notes to Consolidated Financial Statements (All dollar amounts in thousands, except share and per share data)
PART III
PART IV
EXHIBIT INDEX
ebix.com, Inc. Schedule II—Valuation and Qualifying Accounts for the Years ended December 31, 2001, December 31, 2000 and December 31, 1999