Form 10-Q
period 2002-03-31
EBIX COM INC
filed 2002-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 18,326,182 Shares as of May 1, 2002.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

ebix.com, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except for per share amounts)

	March 31,	December 31,
	2002	2001
	(Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$6,013	$6,167
Accounts receivable, less allowance of $1,090 and $985	2,722	2,447
Other current assets	254	253
Total current assets	8,989	8,867
Property and equipment, net	831	869
Capitalized software, net	300	327
Goodwill, net	123	123
Other assets	282	240
Total assets	$10,525	$10,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,601	$2,776
Accrued payroll and related benefits	345	374
Current portion of long-term debt	123	123
Current portion of capital lease obligations	123	137
Deposit liabilities	143	199
Deferred revenue	2,792	2,573
Total current liabilities	6,127	6,182
Long-term debt, less current portion	65	70
Capital lease obligation, less current portion	160	184
Other liabilities	62	95
Total liabilities	6,414	6,531
Stockholders’ equity:
Common stock, $.10 par value, 40,000,000 shares authorized, 18,326,182 shares issued and outstanding	1,833	1,833
Additional paid-in capital	86,886	86,910
Deferred compensation	(414)	(440)
Accumulated deficit	(84,224)	(84,422)
Accumulated other comprehensive income	30	14
Total stockholders’ equity	4,111	3,895
Total liabilities and stockholders’ equity	$10,525	$10,426

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenue:
Software	$425	$739
Services and other	2,920	2,406
Total revenue	3,345	3,145
Operating expenses:
Software costs	32	18
Services and other costs	933	974
Product development	678	652
Sales and marketing	515	676
General and administrative	886	677
Total operating expenses	3,044	2,997
Operating income	301	148
Interest income	19	22
Interest expense	(14)	(30)
Income before income taxes	306	140
Income tax expense	(108)	—
Net income	$198	$140

Basic and diluted income per common share	$0.01	$0.01

Basic weighted average shares outstanding	18,326	11,382

Diluted weighted average shares outstanding	18,326	11,445

See accompanying notes to consolidated financial statements.

ebix.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$198	$140
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	63	56
Amortization of intangibles	27	48
Stock-based compensation	2	130
Provision for doubtful accounts	175	—
Changes in assets and liabilities:
Accounts receivable	(450)	330
Other assets	(43)	(299)
Accounts payable and accrued expenses	(175)	(677)
Accrued payroll and related benefits	(29)	(340)
Deposit liabilities, deferred revenue and other liabilities	130	(594)
Net cash used in operating activities	(102)	(1,206)
Cash flows from investing activities:
Capital expenditures	(25)	(39)
Net cash used in investing activities	(25)	(39)
Cash flows from financing activities:
Repayments of debt	(5)	—
Repayments of capital lease obligations	(38)	(31)
Net cash used in financing activities	(43)	(31)
Effect of foreign exchange rates on cash	16	10
Net change in cash and cash equivalents	(154)	(1,266)
Cash and cash equivalents at the beginning of the period	6,167	3,060
Cash and cash equivalents at the end of the period	$6,013	$1,794

Supplemental disclosures of cash flow information:
Interest paid	$11	$30
Income taxes paid	20	—

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

These financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Summary of significant accounting policies— Service revenue related to ebixASP is recognized over the term of the subscription agreement.  ebix.mall referral, acceptance and transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectibility is reasonably assured.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company has adopted SFAS 142 which eliminates the requirement to amortize goodwill.  As of January 1, 2002, the date of adoption, the Company has unamortized goodwill in the amount of approximately $123,000, which has been subjected to the transition provisions, including the phase-in impairment test, of SFAS 142 and will not be amortized going forward.  The following table is a reconciliation of reported net loss and basic and diluted loss per share to adjusted net income and basic and diluted loss per share reflecting the impact if SFAS 142 had been effective for the three months ended March 31, 2001:

	Three Months Ended March 31,
	2002	2001

Reported net income	$198,000	$140,000
Goodwill amortization	—	48,000
Adjusted net income	$198,000	$188,000

Per share data — basic and diluted
Reported net income	$0.01	$0.01
Goodwill amortization	—	0.00
Adjusted net income	$0.01	$0.01

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS 144”)  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supersedes SFAS No. 121,  “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that statement.  SFAS 144 also supersedes the accounting and reporting provisions of

Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“Opinion No. 30”) for the disposal of a segment of a business.  However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company has adopted SFAS 144 and it had no impact on the consolidated financial statements.

Note 2.  STOCK OPTIONS AND WARRANTS

During first quarter of 2002, the Company did not grant any stock options.

The Company granted nonstatutory and incentive options outside the Company’s stock option plan to persons who were not directors, officers or employees to purchase up to an aggregate of 230,999 shares of common stock through March 31, 2002.  These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price on the date of grant).  The options are exercisable within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over 4 years, but vesting accelerates if a performance target is obtained.  At March 31, 2002, non-employee options to purchase 147,971 shares were vested. The Company recognized compensation expense of approximately $2,000 and $57,000 related to these options during the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

During 1999, in connection with an agreement with Hewlett-Packard, the Company granted warrants to Hewlett-Packard. Expense of $73,000 was recognized during the three-month period ended March 31, 2001 as a result of these warrants. In May 2001, the Hewlett-Packard warrants terminated when the Promotion Agreement was terminated. Accordingly, no expense related to such warrants was recognized in the first quarter of 2002.

Note 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents.  For the three months ended March 31, 2002 and 2001, the Company’s common stock equivalents consisted of stock options and common stock warrants.  At March 31, 2002, the common stock equivalents assuming the repurchase of shares using the treasury stock method, did not result in an increase in the weighted average number of shares, as the market price of the common stock did not exceed the exercise price of the stock options at the date of grant. At March 31, 2002, there were 2,990,352 shares potentially issuable with respect to stock options and warrants which could dilute Basic EPS in the future.

Note 4. COMPREHENSIVE  INCOME

	Three Months Ended March 31,
	2002	2001

Net income	$198,000	$140,000
Other comprehensive income:
Foreign currency translation adjustment	16,000	10,000

Comprehensive income	$214,000	$150,000

Note 5.  RELATED PARTY TRANSACTIONS

On April 27, 2001, the Company consummated the first closing contemplated by an agreement with BRiT Insurance Holdings PLC (“BRiT”).  Pursuant to the agreement, ebix issued 2,240,000 shares of its common stock to BRiT for $2,800,000.  As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated a second and final closing with BRiT.  Pursuant to this closing, ebix issued 4,704,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. (“IBS”), representing a 28 percent equity ownership interest in IBS. This final closing brought BRiT’s total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent. During 2001, the Company entered into various software and service agreements with BRiT and recognized revenues which totaled approximately $639,000. During the first quarter of 2002, the Company entered into an addendum to the agreements and recognized revenues of $586,500 related to the provision of software services.  Services and other revenue includes $586,500 relating to this agreement.

Note 6. SUBSEQUENT EVENT

In May 2002, the Company established ebix Software India, Private Limited.  The purpose of this subsidiary, which is located in Delhi, India, will be to move product development in-house as opposed to being outsourced.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,013,000 compared to $6,167,000 at December 31, 2001.

During the three months ended March 31, 2002, the Company experienced negative operating cash flow of $102,000.  The Company funded cash used in operating activities, investing activities, and financing activities primarily through cash balances resulting from the Company’s issuance of common stock to BRiT Insurance Holdings PLC (“BRiT”), which occurred in 2001.  Pursuant to the BRiT agreement, ebix issued a total of 6,944,000 shares of its common stock to BRiT in exchange for cash consideration of $7,000,000. BRiT’s equity ownership in the Company is approximately 38%.  During the first quarter of 2002, the Company entered into an agreement with BRiT pursuant to which BRiT has paid the Company $586,500 related to the provision of software services.  Services and other revenue includes $586,500 relating to this agreement.

Although the Company continues to experience negative cash flows, the Company has experienced a trend of decreasing negative cash flow from operations.  The Company expects that this trend will continue.  The Company believes that cash resources will be sufficient to fund the liquidity needs of the Company for at least the next twelve months.

The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods:

		Less Than		After
Contractual Obligations:	Total	1 Year	1 - 3 Years	3 Years

Installment note	$82	$17	$65	––

Non-compete note payable	106	106	––	––

Non-cancelable operating leases	2,494	505	1,769	220

Non-cancelable capital leases	283	123	160	––

Total contractual cash obligations	$2,965	$751	$1,994	$220

Non-compete Note Payable — The Company entered into a non-compete agreement in connection with a January 1991 acquisition.  The final installment of $400,000 was due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. The remaining installment of $106,000 was due in the first quarter of 2001 and to date has not been paid.

Installment note payable — In the third quarter of 2001, the Company obtained a $92,539 installment loan from American National Bank with an interest rate of 7.5% per annum.  Monthly installment payments of $1,854 are due on the last day of the month through July 2, 2002 at which time the sum of the remaining payments are due.  As part of this agreement, the bank has a security interest in the cash receipts of the Company’s bank accounts.  As of March 31, 2002, the outstanding balance of the note was approximately $82,000 of which the current portion was approximately $17,000 and the non-current portion was approximately $65,000.

Three Month Period Ended March 31, 2002 Compared to the Three Month Period Ended 2001

Total Revenue - The Company’s revenue is derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Professional services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Included in Services are fees for policy acceptance and transaction fees generated from the ebix.mall website. Total revenue for the quarter ended March 31, 2002 increased $200,000 or 6.4% to $3,345,000 from $3,145,000 the comparable quarter of the prior year.

The Company expects to continue to generate increased traffic to its website reflecting increased familiarity and recognition by consumers.  However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

In January 2001, the Company began marketing the ebixASP product, and it became available to the general public in January 2002.  ebixASP is a web-enabled system for insurance agencies to manage their business.  This product is expected to generate revenues through initial registration, custom programing and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis.  The Company expects to enter into several joint ventures to expand the sale of ebixASP worldwide.  ebixASP has began generating revenue from custom programing in the first quarter of 2002, however, there can be no assurances of the amount of revenue that the ebixASP product will generate in the future.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the quarter decreased $314,000 or 42.5% from the comparable quarter of the prior year.  This decrease is due to the recognition in the first quarter of 2001 of non-recurring revenue that had been deferred in prior periods of  $380,000 partially offset by additional third party software sales in the first quarter of 2002. As the Company has changed its focus to e-commerce products, the Company expects future revenue to be comprised primarily of service revenue.

Services Revenue — Total services revenue for the quarter increased $514,000 or 21.4 % from the comparable quarter of the prior year.  This increase was due to the generation of revenue from BRiT partially offset by an expected decrease in support revenue associated with legacy products due to a trend of declining renewals for these older product offerings. The Company expects that future service revenue will be derived from ebixASP registration and monthly fees, custom programming, conversion, training and all transaction revenues from ebix.mall and ebix exchange (Insite).

Software Costs - Cost of software revenue includes the cost of third party software. Total software costs for the quarter increased $14,000 or 77.8% from the comparable quarter of the prior year. This increase was due to an increase in third party software sales and the costs associated with such sales.

Services and other costs - Cost of services revenue includes costs associated with support, consulting, implementation and training services.  Total services and other costs for the quarter decreased $41,000 or 4.2% from the comparable quarter of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the quarter increased $26,000 or 4.0% from the comparable quarter of the prior year. This increase was due to an increase in expenses related to an increase in staffing levels. The Company has established a subsidiary located in Delhi, India.  The Company intends to redirect product development activities to this subsidiary that are currently being outsourced.

Sales and Marketing Expenses - Total sales and marketing expenses for the quarter decreased $161,000 or 23.8% from the comparable quarter of the prior year.   This decrease was attributable to the absence of non-cash warrant expense in the first quarter of 2002 versus $73,000 of expense in the first quarter of 2001 (as the related warrants were terminated in early 2001), and a decrease in marketing expenses of approximately $88,000.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $209,000 or 30.9% from the comparable quarter of the prior year.  This increase was due to an increase in bad debt expense, communication expenses and salary expense.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. We have tried to identify such forward looking statements by use of words such as “expects,” “anticipates,” “plans,” and “believes” and similar expressions, but these words are not the exclusive means of identifying such statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.  Such risks and uncertainties include the extent to which the Company’s ebix.com website and other new products can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission’s investigation of the Company’s financial reporting, the risks associated with any future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company’s ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company’s dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company’s ability to effectively protect its applications software and other proprietary information, the Company’s ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company’s Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company’s website, mainframe and other servers,  possible security breaches on the Company’s website, and the possible effects of insurance regulation on the Company’s business and possible future terrorist attacks or acts of war.  Certain of these, as well as other risks, and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company undertakes no obligation to update publicly any such factors or any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2002.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

See exhibit index.

(b)                         Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: May 9, 2002	By
/s/ Richard J. Baum
Richard J. Baum Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION