Form 10-Q
period 2002-09-30
EBIX COM INC
filed 2002-11-13
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 2,290,773 Shares as of November 12, 2002, which reflects the 1-for-8 reverse stock split that occurred on October 1, 2002.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

ebix.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,501	$6,167
Accounts receivable, less allowance of $440 and $985	2,135	2,447
Other current assets	586	253
Total current assets	8,222	8,867
Property and equipment, net	909	869
Capitalized software, net	246	327
Other assets	457	363
Total assets	$9,834	$10,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,893	$2,776
Accrued payroll and related benefits	126	374
Current portion of long-term debt	106	123
Current portion of capital lease obligations	112	137
Deposit liabilities	23	199
Deferred revenue	2,708	2,573
Total current liabilities	4,968	6,182
Long-term debt, less current portion	—	70
Capital lease obligation, less current portion	98	184
Other liabilities	10	95
Total liabilities	5,076	6,531
Stockholders’ equity:
Common stock, $.10 par value, 40,000,000 shares authorized, 2,290,773 shares issued and outstanding	229	229
Additional paid-in capital	88,474	88,514
Deferred compensation	(390)	(440)
Accumulated deficit	(83,706)	(84,422)
Accumulated other comprehensive income	151	14
Total stockholders’ equity	4,758	3,895
Total liabilities and stockholders’ equity	$9,834	$10,426

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue:
Software	$583	$457	$1,567	$1,926
Services and other	3,093	2,352	8,179	7,387
Total revenue	3,676	2,809	9,746	9,313
Operating expenses:
Services and other costs	1,120	1,179	2,791	3,175
Product development	374	457	1,477	1,497
Sales and marketing	431	880	1,214	2,336
General and administrative	1,284	1,119	3,490	2,825
Total operating expenses	3,209	3,635	8,972	9,833
Operating income (loss)	467	(826)	774	(520)
Interest income	27	51	66	103
Interest expense	(9)	(13)	(32)	(56)
Income (loss) before income taxes	485	(788)	808	(473)
Income tax expense (benefit)	(17)	(2)	92	(2)
Net income (loss)	$502	$(786)	$716	$(471)

Basic income (loss) per common share	$0.22	$(0.34)	$0.31	$(0.26)

Diluted income (loss) per common share	$0.22	$(0.34)	$0.31	$(0.26)

Basic weighted average shares outstanding	2,291	2,291	2,291	1,795

Diluted weighted average shares outstanding	2,291	2,291	2,291	1,795

See accompanying notes to consolidated financial statements.

ebix.com, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$716	$(471)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	278	309
Stock-based compensation	10	117
Provision for doubtful accounts	261	100
Changes in assets and liabilities:
Accounts receivable	51	(401)
Other assets	(427)	(156)
Accounts payable and accrued expenses	(883)	(1,193)
Accrued payroll and related benefits	(248)	(285)
Deposit liabilities, deferred revenue and other liabilities	(126)	(1,025)
Net cash (used in) operating activities	(368)	(3,005)
Cash flows from investing activities:
Software development costs	—	(228)
Capital expenditures	(237)	(166)
Net cash (used in) investing activities	(237)	(394)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	6,871
Proceeds from borrowings	—	93
Repayments of debt	(87)	—
Principal payments under capital lease obligations	(111)	(98)
Net cash (used in) provided by financing activities	(198)	6,866
Effect of foreign exchange rates on cash	137	10
Net change in cash and cash equivalents	(666)	3,477
Cash and cash equivalents at the beginning of the period	6,167	3,060
Cash and cash equivalents at the end of the period	$5,501	$6,537

Supplemental disclosures of cash flow information:
Interest paid	$29	$56

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

Summary of significant accounting policies— Service revenue related to ebixASP is recognized over the term of the agreement.  ebix.mall referral, acceptance and transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectibility is reasonably assured.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS 142 which eliminated the requirement to amortize goodwill.  As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $123,000, which has been subjected to the transition provisions, including the phase-in impairment test, of SFAS 142 and will not be amortized going forward.  The following table is a reconciliation of reported net loss and basic and diluted loss per share to adjusted net income (loss) and basic and diluted income (loss) per share reflecting the impact of SFAS 142 as if it had been effective for the three months and nine months ended September 30, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net income (loss)	$502,000	$(786,000)	$716,000	$(471,000)
Goodwill amortization	—	47,000	—	143,000
Adjusted net income (loss)	$502,000	$(739,000)	$716,000	$(328,000)

Per share data — basic and diluted
Reported net income (loss)	$0.22	$(0.34)	$0.31	$(0.26)
Goodwill amortization	—	0.02	—	0.08
Adjusted net income (loss)	$0.22	$(0.32)	$0.31	$(0.18)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ("SFAS 144").  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supersedes SFAS No. 121,  “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that statement.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion No. 30”), for the disposal of a segment of a business.  However, it retains the requirement of Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company has adopted SFAS 144 and it has had no impact on its consolidated financial statements.

Note 2.   STOCK OPTIONS AND WARRANTS

During the third quarter of 2002, the Company granted options to purchase a total of 203,413 shares of the Company’s common stock to employees and directors at the market price of the Company’s common stock at the date of grant. During the second quarter of 2002, the Company granted options to purchase a total of 2,250 shares to directors at the market price of the Company’s common stock at the date of grant.  During the first quarter of 2002, the Company did not grant any stock options.

The Company has granted to persons who were not directors, officers or employees nonstatutory and incentive options outside the Company’s stock option plan to purchase up to an aggregate of 31,584 shares of common stock that were outstanding at September 30, 2002.  These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price on the date of grant).  The options are exercisable within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 175%, risk free interest rate of 4.8% and a 10 year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over 4 years, but vesting accelerates if a performance target is achieved.  At September 30, 2002, non-employee options to purchase 19,767 shares were vested. The Company recognized compensation expense of approximately $10,000 and $34,000 related to these options during the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The Company recognized compensation expense of approximately $10,000 related to these options during the three-month period ended September 30, 2002. The Company recognized a credit to compensation expense of approximately $2,000 related to these options during the three-month period ended September 30, 2001.

During 1999, the Company granted warrants to Hewlett-Packard in connection with a promotion agreement. Expense of $73,000 was recognized during the nine-month period ended September 30, 2001 as a result of these warrants. In May 2001, the Hewlett-Packard warrants terminated when the Promotion Agreement was terminated.

Note 3.   EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant (if later) for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Dilutive securities have not been included in the weighted average shares used for the calculation of EPS in periods of net loss because the effect of such securities would be antidilutive. For the three and nine months ended September 30, 2002 and 2001, the Company’s common stock equivalents consisted of stock options and warrants.  For the nine months ended September 30, 2002, the effect of the calculation resulted in an increase in the weighted average number of shares outstanding of 36.  For the three months ended September 30, 2002 there was no effect on the weighted average number of shares outstanding.  At September 30, 2002, there were 571,978 shares potentially issuable with respect to stock options which could dilute Basic EPS in the future.

Note 4.   COMPREHENSIVE  INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$502,000	$(786,000)	$716,000	$(471,000)
Other comprehensive income – foreign currency translation adjustment	(3,000)	58,000	137,000	10,000
Comprehensive income (loss)	$499,000	$(728,000)	$853,000	$(461,000)

Note 5.   RELATED PARTY TRANSACTIONS

On April 27, 2001, the Company consummated the first closing contemplated by an agreement with BRiT Insurance Holdings PLC (“BRiT”).  Pursuant to the agreement, ebix issued 280,000 shares of its common stock to BRiT for $2,800,000.  As a result of the first closing, BRiT acquired an approximate 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated a second and final closing with BRiT.  Pursuant to this closing, ebix issued 588,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. (“IBS”), representing a 28 percent equity ownership interest in IBS. This final closing brought BRiT’s total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent. During 2001, the Company entered into various software and service agreements with BRiT and recognized revenues which totaled approximately $639,000. During the first quarter of 2002, the Company entered into an addendum to the agreements and recognized revenues of $587,000 related to the provision of software services to BRiT. During the second quarter of 2002, the Company recognized revenues of $36,000 related to the provision of software services to BRiT. During the third quarter of 2002, the Company recognized revenues of $588,000 related to the provision of software services to BRiT. Accordingly, services and other revenue for the nine months ended September 30, 2002 includes $1,211,000 relating to this agreement.

Note 6.   INDIA SUBSIDIARY

In May 2002, the Company established ebix Software India, Private Limited.  The purpose of this subsidiary, which is located in Delhi, India, is to move product development in-house as opposed to being outsourced, to provide custom development and call center services.

Note 7.   REVERSE STOCK SPLIT

On October 1, 2002, the Company’s common stock began trading on a 1-for-8 reverse split basis. The Company’s stockholders approved the reverse split at a special meeting of stockholders held on September 30, 2002.  The reverse split was intended to return the Company to compliance with the continued listing standards of the NASDAQ SmallCap Market, in particular the minimum bid price requirement.  All share information in these financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

Note 8.   NASDAQ CONTINUED LISTING

On October 16, 2002, the Company received notice that the NASDAQ Listing Qualifications Panel (Panel) has determined to continue listing ebix’s common stock on the NASDAQ SmallCap Market.  The decision follows ebix’s October 3, 2002 appeal before the Panel of a NASDAQ Staff Determination on August 20, 2002 that its common stock was subject to delisting from the NASDAQ SmallCap Market for failure to comply with the $1 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4).

In reaching its decision, the Panel determined that ebix has evidenced compliance with the minimum bid price requirement by demonstrating a closing bid price for its common stock of at least $1 per share for the 10 consecutive trading days ended October 14, 2002.  The Panel also noted that ebix appears to satisfy all other requirements for continued listing on the NASDAQ SmallCap Market and has demonstrated an ability to sustain compliance with those requirements over the long term.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,501,000 compared to $6,167,000 at December 31, 2001.

During the nine months ended September 30, 2002, the Company experienced negative operating cash flow of $368,000. The Company funded cash used in operating activities, financing activities and investing activities primarily though cash balances.  The Company believes that existing cash resources and funds from operations will be sufficient to fund the liquidity needs of the Company for at least the next twelve months.

The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	After 3 Years

Non-compete note payable	$106	$106	$—	$—

Non-cancelable operating leases	1,360	635	530	195

Non-cancelable capital leases	210	112	98	—

Total contractual cash obligations	$1,676	$853	$628	$195

Non-compete Note Payable — The Company entered into a non-compete agreement in connection with a January 1991 acquisition.  The final installment of $400,000 was due on January 31, 1997, but was subsequently converted to an 11.75% interest bearing unsecured note. The remaining installment of $106,000 was due in the first quarter of 2001 and to date has not been paid.

Three Month Period Ended September 30, 2002 Compared to the Three Month Period Ended September 30, 2001

Total Revenue - The Company’s revenue is derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Professional services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Included in Services are fees for policy acceptance and transaction fees generated from the ebix.mall website. Total revenue for the quarter ended September 30, 2002 increased $867,000 or 30.9% to $3,676,000 from $2,809,000 for the comparable quarter of the prior year.

The Company expects to continue to generate increased traffic to its website reflecting increased familiarity and recognition by consumers.  However, there can be no assurance of the volume of traffic or amount of revenue that the ebix.com website will generate.

In January 2001, the Company began marketing the ebixASP product, and it became available in January 2002.  ebixASP is a web-enabled system for insurance agencies to manage their business.  This product is expected to generate revenues through initial registration, custom programming and ongoing monthly subscription fees based on the number of personnel accessing the software on a concurrent basis.  The Company intends to enter into several joint ventures to expand the sale of ebixASP worldwide.  ebixASP began generating revenue from custom programming in the first quarter of 2002, however, there can be no assurances of the amount of revenue that the ebixASP product will generate in the future.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the third quarter of 2002 increased $126,000 or 27.6% from the comparable quarter of the prior year.  This increase was due to sales of the ebixASP product for use on a self hosted basis in addition to revenue generated from the sale of enhancements to existing legacy customers.   As the Company has changed its focus to e-commerce products and services, the Company expects future revenue to be comprised primarily of Services revenue.

Services Revenue — Total services revenue for the third quarter of 2002 increased $741,000 or 31.5 % from the comparable quarter of the prior year.  This increase was due to an increase in consulting revenue partially offset by the expected decrease in support revenue associated with legacy products due to a trend of declining renewals for these older product offerings. Although a majority of services revenues for the third quarter of 2002 were derived from legacy product support, the Company expects that future services revenue will be derived from this support as well as ebixASP registration and monthly fees, custom programming, conversion, training and all transaction revenues from ebix.mall and ebix exchange (Ins-Site).

Services and other costs - Cost of services revenue includes costs associated with support, consulting, implementation and training services.  Total services and other costs for the quarter decreased $59,000 or 5.0% from the comparable quarter of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the third quarter of 2002 decreased $83,000 or 18.2% from the comparable quarter of the prior year. The Company has established a subsidiary located in Delhi, India.  The Company has begun to redirect product development activities to this subsidiary that were previously being outsourced, resulting in lower development expenses.

Sales and Marketing Expenses - Total sales and marketing expenses for the third quarter of 2002 decreased $449,000 or 51.0% from the comparable quarter of the prior year.   This decrease was attributable to reduced spending on website related marketing.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $165,000 or 14.7% from the comparable quarter of the prior year.  This increase was due to an increase in professional fees and the allocation to general and administrative expenses of a greater portion of facility expenses.

Nine Month Period Ended September 30, 2002 Compared to the Nine Month Period Ended 2001

Total Revenue - Total revenue for the nine-month period ended September 30, 2002 increased $433,000 or 4.6% to $9,746,000 from $9,313,000 the comparable period of the prior year.

Software Revenue - Total software revenue for the nine-month period ended September 30, 2002 decreased $359,000 or 18.6% from the comparable period of the prior year.  This decrease was primarily due to the recognition in the nine-month period ended September 30, 2001 of non-recurring revenue that had been deferred from a prior period of $445,000 partially offset by an increase in software sales in the nine-month period ended September 30, 2002.

Services Revenue — Total services revenue for the nine-month period ended September 30, 2002 increased $792,000 or 10.7 % from the comparable period of the prior year.  This increase was due to an increase in consulting revenue,  partially offset by the recognition in the nine month period ended September 30, 2001 of non-recurring revenue that had been deferred in prior periods of $316,000, in addition to a decrease in support revenue associated with legacy products in the nine-month period ended September 30, 2002 due to a trend of declining renewals for these older product offerings.

Services and other costs - Total services and other costs for the nine-month period ended September 30, 2002 decreased $384,000 or 12.1% from the comparable period of the prior year.  This decrease was related to the reduction in staffing levels for consultants, trainers and support staff.

Product Development Expenses - Total product development expenses for the nine-month period ended June 30, 2002 decreased $20,000 or 1.3% from the comparable period of the prior year. The Company has established a subsidiary located in Delhi, India.  The Company has begun to redirect product development activities to this subsidiary that were previously being outsourced, resulting in lower development expenses.

Sales and Marketing Expenses - Total sales and marketing expenses for the period decreased $1,122,000 or 48.0% from the comparable period of the prior year.   This decrease was attributable to reduced spending on website related marketing.

General and Administrative Expenses —Total general and administrative expenses for the period increased

$665,000 or 23.5% from the comparable period of the prior year.  This increase was due to an increase in bad debt expense, office expense and the allocation to general and administrative expenses of a greater portion of facility expenses.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. We have tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,” “believes” and similar expressions, but these words are not the exclusive means of identifying such statements. Such statements are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements.  Such risks, uncertainties and other factors include the extent to which the Company’s ebix.com website and other new products can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission’s investigation of the Company’s financial reporting, the risks associated with any future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company’s ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company’s dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company’s ability to effectively protect its applications software and other proprietary information, the Company’s ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company’s Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company’s website, mainframe and other servers,  possible security breaches on the Company’s website, the possible effects of insurance regulation on the Company’s business and possible future terrorist attacks or acts of war.  Certain of these, as well as other risks, uncertainties and other factors, are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 in Part I Item 1.  The Company undertakes no obligation to update publicly any such factors or any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2002.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.    CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

b.     Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II — OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 30, 2002, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-8 reverse split of all the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”).  The Reverse Split became effective on October 1, 2002 (the “Split Date”).  On the Split Date, every eight shares of Common Stock of the Company owned by a stockholder was automatically changed into and became one new share of Common Stock, and the total number of shares of Common Stock issued and outstanding was reduced proportionally.  Any fractional share that resulted from the Reverse Split was rounded up to the next whole share of Common Stock.

The number of shares of capital stock authorized by the Company’s Certificate of Incorporation and the par value of such shares did not change as a result of the Reverse Split.  With the exception of the number of shares issued and outstanding, the rights and preferences of the Common Stock before and after the Reverse Split remained the same.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Special Meeting of Stockholders, held on September 30, 2002, the following proposals were approved by the respective votes indicated:

Proposal	For	Against	Abstentions	Broker Non- Votes

1. Approval of an amendment to Article IV of the Company’s Certificate of Incorporation to effect a 1-for-8 reverse stock split.	15,855,371	138,623	1,057	0

2. Approval of an amendment to the Company’s 1996 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder and adding a provision limiting the number of shares that may be covered by grants to any one participant.	8,500,859	987,928	1,137	6,505,127

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Exhibits

3.1                         Certificate of Incorporation of ebix.com, Inc., as amended (not including Certificates of Designations).

3.2                         Certificate of Amendment to Certificate of Incorporation dated September 30, 2002.

10.1      1996 Stock Incentive Plan, as amended.

99.1      Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.2      Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K

The Company filed a current report on Form 8-K on August 27, 2002 (pursuant to Item 5 of Form 8-K) to announce approval by the Company’s Board of Directors of the 1-for-8 reverse stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: November 13, 2002	By
/s/ Richard J. Baum
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary

Certification

I, Robin Raina, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ebix.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Robin Raina
Robin Raina

Chairman of the Board, Chief Executive Officer and President

Certification

I, Richard J. Baum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ebix.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Richard J. Baum
Richard J. Baum

Executive Vice President – Finance & Administration, Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of ebix.com, Inc., as amended (not including Certificates of Designations).
3.2	Certificate of Amendment to Certificate of Incorporation dated September 30, 2002
10.1	1996 Stock Incentive Plan, as amended
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002