Form 10-K
period 2002-12-31
EBIX COM INC
filed 2003-03-31
CIK 814549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

EBIX.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0021975 (I.R.S. Employer Identification Number)
1900 E. Golf Road Schaumburg, Illinois (Address of principal executive offices)	60173 (Zip Code)

Registrant's telephone number, including area code: (847) 789-3047

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

Common Stock, par value $0.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes / /    No /x/

As of March 1, 2003, the number of shares of Common Stock outstanding was 2,291,143. As of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the Nasdaq SmallCap Market on such date, was approximately $3,881,517 (for this purpose, the Company has assumed that directors, executive officers, and holders of more than 10% of the Company's common stock are affiliates).

Documents Incorporated by Reference—Portions of the registrant's definitive proxy statement relating to its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

EBIX.COM, INC.

        On October 1, 2002, the Company's common stock began trading on a 1-for-8 reverse split basis. The Company's stockholders approved the reverse stock split at a special meeting of stockholders held on September 30, 2002. The reverse stock split was intended to return the Company to compliance with the continued listing standards of the NASDAQ SmallCap Market, in particular the minimum bid price requirement. All share related information in this annual report on Form 10-K gives effect to the reverse stock split.

PART I

Item 1. BUSINESS

        ebix.com, Inc. (the "Company") was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, ebix.com, Inc. is referred to as the "Company" while ebix.com (ebix.com is a registered trademark of ebix.com, Inc.) refers to the Company's website, including the Company's internet browser-based products described below. In 1983, Delphi Information Systems, Inc., a Delaware corporation, was formed and acquired all of the outstanding shares of Delphi Systems, Inc. in an exchange offer. In June 1987, Delphi Systems, Inc. was merged into and with Delphi Information Systems, Inc. On July 23, 1996, the Company acquired a majority interest, and on January 1, 1999, the Company acquired the remaining minority interest in Complete Broking Systems ("CBS") of Auckland, New Zealand. On October 22, 1999, the Company's stockholders approved a proposal to amend the Certificate of Incorporation to change the name of the Company from Delphi Information Systems, Inc. to ebix.com, Inc.

        The Company is an international provider of software and Internet-based solutions for the insurance industry. International revenue accounted for 25%, 19% and 24% of total revenue in 2002, 2001 and 2000, respectively. Historically and during 2002, the Company's revenue has been derived primarily from the licensing and sale of software comprised of proprietary software and third-party software (15% of revenue in 2002) and from professional and support services (85% of revenue in 2002). Professional services include consulting, implementation, training, and project management provided to the Company's customers with installed systems and those in the process of installing systems. Included in services are fees for policy acceptance and transaction fees generated from the ebix.mall website.

        The Company's software customer list includes a majority of the largest 100 insurance brokerages and top 200 agencies in the United States and Canada, and many of the largest worldwide brokers. The Company's software operates on approximately 75,000 workstations and terminals at more than 2,000 customer sites.

        In May 2002, the Company established ebix Software India, Private Limited. The purpose of this subsidiary, which is located in Delhi, India, is to take advantage of lower labor costs in India. This will lower the Company's in-house development cost and is expected to provide a new source of revenue from providing software development and call center services for customers.

        Information on the Company's revenues and fixed assets in different geographic areas is furnished in Note 14 to the Consolidated Financial Statements, included elsewhere herein.

        Industry overview—The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. Consolidation has involved both insurance brokers who are the Company's primary customers, and insurance companies, and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create both opportunities and challenges for the Company.

        Management believes consolidation will give brokers the opportunity to decrease distribution costs and eliminate labor-intensive tasks via automation. The Company believes that competition will force brokers to increase service levels via improved automated processes such as quoting and claims processing. Management believes that the Company can partner with customers to provide integrated information management solutions, and fully leverage information technology and services.

        Management expects the consolidation of the insurance industry to create a marketplace of fewer yet more sophisticated brokers and agents. This environment gives the Company unique opportunities to compete for market share with respect to product functionality, service and price.

        Products and Services—The Company's product and service strategy focuses on the following three areas: (1) the worldwide sales and support of agency management systems led by ebixASP, (2) the expansion of connectivity between consumers, agents, carriers, and third party providers through ebix.com, INS-Site and ebixExchange and (3) business process services, which include software development, call center and back office, either off site or at the Company's facilities. Software delivered online through application service provider ("ASP") models and connectivity products are recorded as services by the Company.

        In 2001, the Company began marketing the ebixASP product to beta customers and it became available to the general public in 2002. ebixASP is a web-enabled system for insurance agencies to manage their businesses. ebixASP will be sold both as a hosted and a self hosted product. Revenues generated from the sale of ebixASP hosted by the Company will be recorded in services revenue while revenues generated from the sale of self-hosted ebixASP will be recorded in software revenue. The Company hosted product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. The Company expects to enter into at least one joint venture to expand the sale of ebixASP worldwide during 2003.

        ebixExchange is an Internet based product being developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers. ebixExchange is expected to generate revenues through transaction fees. The product was completed in late 2002 and is currently being used for the download function in ebixASP and the rating functionality in the Company's business to consumer exchange, ebix.mall. In May 2001, the Company purchased the INS-Site product line. The INS-Site product line could be characterized as an earlier model of ebixExchange, facilitating carrier-to-agent workflow such as download of policy information, upload of new business or policy change requests, as well as agent inquiry of key policy information such as status, billing and claims. INS-Site generates revenue through hosting and service fees.

        The Company provides development consulting to brokers, carriers, and agents. Some of the Company's recent projects for clients include an appointment to develop of the new Acord website, design of a commercial exchange for a carrier consortium, and the development of an online application, underwriting, policy issuance, and claims system for an insurance carrier, as well as for a musical instrument insurance Managing General Agent (MGA). In addition, the Company has developed a reinsurance exchange for a European company and developed call center operations for retail agencies and insurance associations.

        The Company also continues to provide its agency management software product line, which is comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and "ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also continues to support but no longer sells six "legacy" products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

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

        The software products offered by the Company range in price from $85 per month to $2,700 per license, depending on whether the customers are obtaining the products through a service hosted by the Company or hosting the products themselves, and the total contract value for certain multiple-site global brokers can be over $1,000,000. In the years ended December 31, 2001 and December 31, 2000, one domestic customer (including its foreign subsidiary), a New York Stock Exchange listed multi-national insurance company, accounted for approximately 10% and 12%, respectively, of consolidated revenue. For the year ended December 31, 2002, BRiT Insurance Holdings PLC and its affiliates, accounted for approximately 16.6% of consolidated revenue. See Note 3 to the consolidated financial statements.

        System Design and Architecture—The Company's new product offerings utilize the latest Internet based architecture. "ebix.global" is a client/server based system, which runs on an Oracle relational database software technology. "ebix.one" is operational on Pervasive database software.

        ebixASP is an e-commerce enabled agency management system that can be hosted on an ASP basis by the Company or licensed to a customer to self-host. The product is hosted at a fully managed hosting facility, Exodus, using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with redundancy in terms of back ups and downtime. All agencies using ebixASP need only one software product, Microsoft Internet Explorer, as the back end software is hosted at Exodus.

        ebixExchange operates on Microsoft dotnet technology.

        INS-Site is one of the products offered by ebix under the ebixExchange family of products. This product allows insurance data to be downloaded from and into multiple insurance company systems automatically. This product is hosted by ebix.

        Backlog—The Company's backlog as of December 31, 2002 was approximately $929,000, consisting primarily of non- cancellable ASP contracts and related consulting services. There was not a significant backlog as of December 31, 2001.

        Product Development—At December 31, 2002, the Company employed 53 full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the website. Development of custom software enhancements for customers can be used in system development for other customers.

        The Company's development focus is in four areas: (i) continued enhancement of ebixASP, (ii) developing technology for insurance carriers, brokers and agents, including, in some cases, hosting the systems developed, (iii) development of ebixExchange, and (iv) continued maintenance of the ebix.com website.

        Product development expenditures were $1,779,000, $2,033,000 and $3,938,000 in 2002, 2001 and 2000, respectively. Approximately $327,000 of development costs were capitalized during 2001. As the Company has continued to refine its strategy of using offshore resources and focus, levels of efficiency have improved and, as a result, expenses have decreased.

        Competition—Management believes its principal competition varies by each area of focus.

        In the area of connectivity, the Company competes with a large carrier owned network that provides transaction connections to agents and carriers, and in-house systems developed by carriers. In addition the Company competes to a much lesser extent with several smaller websites that enter and leave the market on a regular basis.

        Key competitive features in the area of connectivity include: (1) ability to complete end-to-end conversion of data between systems and from input to policy issuance, (2) offerings and services for both personal and commercial lines, (3) affording insurance customers a marketplace in which insurance can be priced on an objective, competitive basis, and (4) ability to complete transactions online for insurance customers, agents, and carriers. Management believes that, overall, with respect to ebix.com, INS-Site, and ebixExchange, the Company competes favorably with respect to these factors.

        In the area of agency management systems, while the Company believes that ebixASP provides a strategic advantage for the Company, two companies provide client/server software which are in competition with those historically offered by the Company. These companies are larger than the Company and may have greater resources. Certain large hardware suppliers sell systems and system components to independent agencies. The Company also experiences competition to a much lesser extent from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware providers to supply systems to independent agencies.

        The Company believes that some insurance carriers continue to operate subsidiaries that actively compete with the Company to provide agency systems to their in-house agency or brokerage efforts. These carriers generally have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carrier's insurance products.

        In the area of consulting, the Company competes with hardware, development, and software providers and in-house information technology departments in carriers and targeted clients. These companies and carriers generally have much greater financial resources than the Company. The Company also experiences, to a much lesser extent, competition from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware providers to supply consulting and development.

        Key competitive factors for the Company's software, services and consulting are product technology, features and functions, ease of use, price, project management, service, reputation, reliability, effects of insurance regulation, insurance knowledge, technology expertise, and quality of customer support and training. Management believes that, overall the Company competes favorably with respect to these factors.

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

        Employees—At December 31, 2002, the Company had 165 employees, including 15 in sales and marketing, 53 in product development, 73 in customer service and operations, and 24 in general management, administration and finance. None of the Company's employees is presently covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Risk Factors

        You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospectus, and/or the market price of our common stock. This risk factors section is written in response to the Securities and Exchange Commission's "plain English" guidelines. In this section the words "we," "us," "our" and "ours" refers only to the Company and its subsidiaries and not any other person.

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

        Because the support revenue that we have traditionally relied upon has been steadily declining, it is important that new sources of revenue continue to be developed.

        Our revenue from the support services we offer in connection with our legacy software products has been decreasing significantly over the course of the past few years. This decline can be attributed to the fact that many of our support clients are not renewing their support agreements with us, in many cases because they are no longer using our legacy software. Even if they are continuing to use our legacy software, our support clients may choose not to renew their support agreements if their legacy software products no longer require support or they use third party support. In addition, some of the clients who use our support services have reduced the level of support that we provide them, which in turn reduces our support revenue. This downward trend in our support revenue makes us particularly dependent upon our other sources of revenue. The new product lines and service offerings of our business are producing revenue at a slower growth rate.

  We depend on one customer and its affiliates for a significant portion of our total revenue.

        In 2002, revenues from BRiT Insurance Holdings PLC, which beneficially owned approximately 41% of our common stock at March 1, 2003, and its affiliates represented approximately 16.6% of our total revenues, and we expect them to continue to provide a significant portion of our revenue. Our operating results could be adversely affected if revenues from BRiT and its affiliates were to decline or terminate.

  Adverse insurance industry conditions could adversely effect our operating results.

        We are dependent on the insurance industry which may be adversely effected by current economic and world conditions including acts of war or terrorism.

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

  •
  Changes in insurance agents and carriers consumer acceptance of Internet commerce.

  •
  Loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another;

  •
  Technical difficulties for our e-commerce services that hamper an agent's ability to run its agency system hosted by us.

        Our operating expenses are based in part on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

        We could be subject to civil fines and penalties as a result of the SEC's investigation of our financial reporting.

        On August 11, 2000, we were advised that the SEC had issued a formal Order of Investigation and subpoenaed documents relating to our financial reporting since April 1, 1997, including, in particular, revenue recognition, software development cost capitalization, royalty costs and classification of cash receipts. We have submitted documents to the SEC upon the SEC's request as part of the investigation. It is possible that the SEC could impose civil fines and penalties against us. An adverse finding against us by the SEC could negatively impact our stock price. In addition, we expect to continue to incur expenses associated with responding to this investigation, regardless of its outcome, and this investigation may divert the efforts and attention of our management team from normal business operations.

        We cannot predict our future capital needs and we may not be able to secure additional financing when we need it.

        We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our activities.

  Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

        We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

  We may not be able to continue to develop new products to effectively adjust for rapid technological changes.

        To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing our website and introducing new products and services to address our users' changing demands.

        Our segment in the internet market place is characterized by:

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

        We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our software business also experiences some competition from certain large hardware suppliers that sell systems and systems' components to independent agencies and from small, independent or freelance developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Our Internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

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

  •
  devote more resources to website and systems development;

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

        We market our software internationally and plan to expand our Internet services to locations outside of the United States. In addition, during 2002 we substantially expanded our development activities and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

  •
  fluctuations in exchange rates;

  •
  problems associated with complying with different business practices and customs;

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

        We perform functions for licensed insurance agents, brokers and carriers and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. These rules and regulations can be difficult to comply with and are ambiguous and open to interpretation. If we fail to properly interpret and/or comply with these rules and regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations affecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in the rules and regulations regarding the manner in which insurance is sold, our business could be adversely affected.

  The inability to predict the full impact of compliance with federal and state laws concerning the privacy of health information could expose us to significant increases in operating costs or subject us to civil and criminal penalties.

        The insurance carriers that offer healthcare coverage through our online marketplace will be significantly affected by the enacted privacy regulations under the Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA. The HIPAA privacy regulations impose broad privacy protection obligations on entities that use, access and disclose health information. Each health plan that provides for or pays the cost of medical care will be directly regulated by and required to comply with, the privacy and security requirements of HIPAA. Although not directly regulated by HIPAA, we will be affected as a business associate of these health plans because we perform functions on their behalf and as a result receive and have access to individually identifiable health information. As a business associate we will be required to provide satisfactory assurance to these health plans that we will protect the health information submitted through our online marketplace by potential insureds as if we were directly regulated by HIPAA, which may require us to implement costly physical and technology safeguards. In addition, the laws in most states are rapidly evolving with respect to the confidentiality of health information, and some states have enacted comprehensive health privacy laws. Our failure to comply with federal and state laws relating to health information privacy could subject us to significant civil and criminal penalties, including individual rights of action through private litigation, or otherwise harm our business or reputation.

Risks Related to Our Conduct of Business on The Internet

        Any disruption of our internet connections could affect the success of our internet based products.

        Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in Internet usage could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions occur frequently in the future, usage of our website could grow more slowly than anticipated or decline, and we may lose revenues and customers.

        If the computer hardware operations that host our website were to experience a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. Our property and business interruption insurance coverage may not be adequate to compensate us for all losses that may occur. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

Despite the measures that we may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditure, to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our customers may become more concerned about security. If we are unable to adequately address these concerns, we may have more difficulty selling our goods and services.

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

        Because of the Internet's popularity and increasing use, new laws and regulations directed specifically at e-commerce may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors, including the placing of small information files, or "cookies," on a user's hard drive to gather information, and related privacy issues; pricing; taxation; telecommunications over the Internet; content; copyrights; distribution; domain name piracy; and quality of products and services. The enactment of any additional laws or regulations, including international laws and regulations, could impede the growth of our revenue from our Internet operations and place additional financial burdens on our business.

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

        In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention and resources could be diverted from our business.

  The significant concentration of ownership of our common stock will limit your ability to influence corporate actions.

        The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of ebix.com, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of ebix.com and may affect the market price of our common stock. At March 1, 2003, BRiT Insurance Holdings plc held approximately 41% of our outstanding common stock and, together with our executive officers and directors, beneficially owned in excess of 50% of our outstanding common stock. As a result, those stockholders, if they act together are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

  We may issue equity securities in the future whose terms and rights are superior to those of our common stock.

        Our certificate of incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock. No shares of preferred stock are currently outstanding. However, shares of preferred stock may be issued by our board of directors from time to time in one or more series for the consideration, and with the rights and preferences, as our board of directors decides. Any shares of preferred stock that we may issue in the future could be given voting and conversion rights that could dilute the voting power and equity of holders of shares of our common stock and have preferences over the common stock with respect to dividends and in liquidation.

  Provisions in our charter and Delaware law may discourage takeover attempts which could preclude our stockholders from receiving a change of control premium.

        Our certificate of incorporation could make it more difficult for a third party to acquire control of us because it gives our Board of Directors the ability to issue shares of preferred stock with rights as they deem appropriate without stockholder approval. In addition, Delaware law contains an anti-takeover provision that could have the effect of delaying or preventing a change in control that stockholders may consider favorable. This provision prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

Item 2. PROPERTIES

        The Company's corporate headquarters are in Schaumburg (a suburb of Chicago), Illinois, where it leases a 2,900 square foot location. Substantially all corporate finance and administrative functions are located in Schaumburg. The Company and its subsidiaries lease additional office space of approximately 9,800 square feet in Atlanta, Georgia. The Company leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. The Company owns two facilities in India with total square footage of 29,000 square feet. The India facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        The principal market for the Company's Common Stock is the Nasdaq SmallCap Market. The Company's Common Stock trades under the symbol "EBIX." As of March 1, 2003, there were 104 holders of record of the Company's Common Stock.

        The Company has not paid any cash dividends on its Common Stock to date. There are no plans in the foreseeable future to do so.

        The following tables set forth the high and low closing bid prices for the Company's Common Stock for each calendar quarter in 2002 and 2001. The following stock prices have been adjusted to reflect the 1-for-8 reverse stock split that occurred on October 1, 2002.

Twelve Months Ended December 31, 2002	High	Low
First quarter	$8.00	$2.80
Second quarter	6.56	4.00
Third quarter	5.60	2.64
Fourth quarter	4.00	2.45
Twelve Months Ended December 31, 2001	High	Low
First quarter	$11.04	$4.00
Second quarter	16.80	4.80
Third quarter	17.28	3.84
Fourth quarter	8.80	2.96

        As of March 1, 2003 there were 2,291,143 shares of Common Stock outstanding.

Item 6. SELECTED FINANCIAL DATA

Consolidated Financial Highlights
(In thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999	Nine Months Ended December 31, 1998
Results of Operations:
Revenue	$12,651	$12,887	$11,764	$12,511	$13,402
Operating income (loss).	794	201	(11,473)	(19,000)	(5,346)
Net income (loss)	$502	$118	$(11,374)	$(19,060)	$(5,754)
Net income (loss) per share:
Basic and Diluted	$0.22	$0.06	$(8.02)	$(16.43)	$(6.23)
Shares used in computing per share data:
Basic	2,291	1,920	1,419	1,160	924
Diluted	2,293	1,966	1,419	1,160	924
Financial Position:
Total assets	$9,966	$10,426	$6,562	$13,389	$8,063
Short-term debt	220	260	238	217	4,032
Long-term debt	73	254	317	106	413
Stockholders' equity (deficit)	$4,725	$3,895	$(3,264)	$2,983	$(4,517)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's product strategy focuses on the following three areas: (1) the worldwide sales and support of agency management systems led by ebixASP, (2) expansion of connectivity between consumers, agents, carriers and third party providers through ebix.com, INS-Site, and ebixExchange and (3) business process services, which include software development, call center and back office, either off site or at the Company's facilities. Software delivered online through an ASP model and connectivity products (ebix.com, INS-Site and ebixExchange) are recorded in services revenue.

        In 2001, the Company began marketing the ebixASP product and it became available to the general public in 2002. ebixASP is a web-enabled system for insurance agencies to manage their businesses. This product is expected to generate revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. The Company expects to enter into at least one joint venture to expand the sale of ebixASP worldwide during 2003. While ebixASP began generating revenue in 2002, most of that revenue has been deferred due to the initial registration fee and related services being recognized over the subscription period or due to the pending completion of data conversion and training. The Company has entered into 70 ebixASP contracts resulting in deferred revenue of $929,000 at December 31, 2002.

        During 2002, the Company entered into various software and service agreements with BRiT, which beneficially owned approximately 41% of the Company's outstanding common stock at March 1, 2003 (see Note 3 to the consolidated financial statements included herein). Approximately $2,100,000 was recognized as revenue during 2002 from BRiT and its affiliates. Total accounts receivable related to BRiT and its affiliates at December 31, 2002 were $869,000. The Company expects to continue these types of arrangements with BRiT and its affiliates. These agreements relate to the customization of ebixASP for the European markets in addition to hosting, development, and transaction fees.

        The Company generated approximately $185,000 of revenue from ebix.mall in 2002. The Company expects to continue to generate traffic to its website.

        The Company also continues to provide its agency management software product line, comprised of "ebix.global" (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and"ebix.one" (formerly cd.one), a structured system utilizing many features of the Company's previous products. The Company also continues to support, but no longer sells, six "legacy" products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

        Critical Accounting Policies—The Company's "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition and estimating the allowance for doubtful accounts receivable.

        Revenue recognition—We derive our revenue primarily from two sources: (1) product revenue, which includes software license and (2) services and support revenue, which includes software license maintenance, software development, training, consulting and hosting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

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

        For arrangements containing multiple elements, revenue is recognized on delivered elements when vendor-specific objective evidence (VSOE) of fair value has been established on the undelivered elements, applying the residual method of SOP 98-9. Fair value is determined for each undelivered element based on the price charged for the sale of each element separately. In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance.

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

        Revenues related to hosting arrangements, including ebixASP, are recognized ratably over the term of the agreement, including monthly fees as well as any initial registration fees and related custom programing. ebix.mall referral, acceptance and transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectibility is reasonably assured.

        Allowance for doubtful accounts receivable—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,863,000, net of an allowance for doubtful accounts of $634,000 as of December 31, 2002.

Results of Operations

ebix.com, Inc. and Subsidiaries

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenue:
Software	$1,837	$2,592	$1,965
Services and other	10,814	10,295	9,799
Total revenue	12,651	12,887	11,764
Operating expenses:
Services and other costs	3,898	4,337	6,393
Product development	1,779	2,033	3,938
Sales and marketing	1,605	2,701	5,098
General and administrative	4,575	3,615	7,808
Total operating expenses	11,857	12,686	23,237
Operating income (loss)	794	201	(11,473)

        Total Revenue—The Company's revenue has been derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance initial registration and ongoing monthly subscription fees for the ebixASP product, fees for policy acceptance and transaction fees generated from the ebix.mall website, as well as software development and call center revenue. Total revenue is comprised of Software revenue and Services revenue.

  •
  Total revenue for 2002 decreased $236,000, or 1.8%, from 2001.
  •
  Total revenue for 2001 increased $1,123,000, or 9.6%, from 2000.
  •
  Total software revenue for 2002 decreased $755,000, or 29.1%, from 2001. As the Company has changed its focus to e-commerce products and services, the Company expects future revenue to be comprised primarily of Services revenue. This decrease was primarily due to $681,000 of deposit liabilities recognized as revenue during 2001. These deposit liabilities represented cash received in previous years related to products for which customer acceptance occurred in 2001.

  •
  Total software revenue for 2001 increased $627,000, or 31.9%, from 2000. Software revenue growth was due to revenue from new product lines developed by the Company and $681,000 of deposit liabilities recognized as revenue during the year. These deposit liabilities represented cash received in previous years related to products for which customer acceptance occurred in 2001.
  •
  Total services revenue for 2002 increased $519,000, or 5.0%, from 2001. This increase was due to an increase in consulting revenue partially offset by the recognition in 2001 of non-recurring revenue that had been deferred in prior periods of $315,000 and a decrease in support revenue associated with the legacy products. The support revenue associated with the legacy products is decreasing due to a trend of declining renewals for these older product offerings. The Company expects that future services revenue will be derived from this support as well as ebixASP registration and monthly fees, software development, conversion, training, call center and all transaction revenues from ebix.mall and ebixExchange (INS-Site). While ebixASP began generating revenue in 2002, most of that revenue has been deferred due to the initial registration fee and related services being recognized over the subscription period or due to the pending completion of data conversion and training. The Company has entered into 70 ebixASP contracts resulting in deferred revenue of $929,000 at December 31, 2002.
  •
  Total services revenue for 2001 increased $496,000, or 5.1%, from 2000. This increase was due to the generation of revenue from new product lines developed by the Company, a product line acquired in May 2001, and $315,000 of deposit liabilities recognized as revenue during 2001, partially offset by a decrease in support revenue associated with the legacy products.

    Services and other costs—Services and other costs include costs associated with support, consulting, implementation and training services.

  •
  Total services and other costs for 2002 decreased $439,000, or 10.1%, from 2001. This decrease was related to a reduction in staffing levels for consultants, trainers and support staff.
  •
  Total services and other costs for 2001 decreased $2,056,000, or 32.2%, from 2000. This decrease was related to a reduction in staffing levels for consultants, trainers and support staff.

  Product development expenses—

  •
  Total product development expenses for 2002 decreased $254,000, or 12.5%, from 2001. The Company has established a wholly owned subsidiary located in Delhi, India. In May 2002, the Company began to redirect product development activities to this subsidiary that were previously outsourced, resulting in lower development costs.
  •
  Total product development expenses for 2001 decreased $1,905,000, or 48.4%, from 2000. This decrease was attributable to moving the majority of the development infrastructure offshore to India outside contractors and a reduction in staffing levels. As the Company had continued to refine its strategy of using offshore resources and focus, levels of efficiency have improved.

  Sales and marketing expenses—

  •
  Total sales and marketing expenses for 2002 decreased $1,096,000, or 40.6%, from 2001. This decrease was attributable to a decrease in website related marketing expenses, a decrease in public relation expenses, and a decrease in non-cash warrant expense (as the related warrants were terminated in late 2000 and early 2001).
  •
  Total sales and marketing expenses for 2001 decreased $2,397,000, or 47.0%, from 2000. This decrease was attributable to a reduction in staffing levels, a decrease in non-cash warrant expense (as the related warrants were terminated in late 2000 and early 2001), and a decrease in marketing expenses.

  General and administrative expenses—

  •
  Total general and administrative expenses for 2002 increased $960,000, or 26.6%, from 2001. This increase was due to an increase in bad debt expense, professional fees and costs related to the start of the India operations, including payments related to the purchase of two buildings in India, and the allocation of a greater portion of facilities expense.
  •
  Total general and administrative expenses for 2001 decreased $4,193,000, or 53.7%, from 2000. This decrease was due to a decrease in professional services and consulting expenses and a reduction in staffing levels and rent expense. The Company incurred substantial professional services costs related to the restatement of its financial statements for the transition period ended December 31, 1998 and year ended March 31, 1998, as filed on June 1, 2000 in the Company's Form 10-K for the year ended December 31, 1999. Such costs, which totaled approximately $1,100,000, were recognized in the second quarter of 2000. The remaining decrease of approximately $3,000,000 represented a decrease in staffing levels, a decrease in consulting expenses, and a decrease in rent expense.

Liquidity and Capital Resources

        The Company's cash balances at December 31, 2002, 2001, and 2000, were $4,993,000, $6,167,000, and $3,060,000. The cash balance at March 19, 2003 was approximately $5,097,000.

        During 2002, the Company experienced negative operating cash flow of $742,000 but improved working capital principally through the payment of short-term liabilities. Operating cash flow was negative for the year due to an increase in accounts receivable, a decrease in accounts payable and a decrease in deposit liabilities and other liabilities. The Company has experienced a trend of decreasingly negative cash flow from operations.

        Cash used in investing activities of $538,000 represented capital expenditures made as a result of the Company's investment in India and the related purchase of assets for that location. The cash used in financing activities of $221,000 resulted from the Company's repayment of debt obligations.

        The Company believes that future revenue growth will come from development projects, ebixASP, ebixExchange and call center services. The Company believes its cash balances and funds provided by revenues from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

        The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	After 3 Years
	(in thousands)
Contractual Obligations:
Non-compete note payable	$106	$106	—	—
Non-cancelable operating leases	1,213	634	515	64
Non-cancelable capital leases	207	131	76	—

Total contractual cash obligations	$1,526	$871	$591	$64

        Impact of Recently Issued Accounting Standards—In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Due to the minimal use of debt instruments, the Company does not believe the adoption of SFAS No. 145 will have a material impact on its consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing guidance for such costs under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees and does not believe that the requirements of FIN 45 will have a material impact on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123," which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies to chose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee options. The Company will continue to account for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will comply with the disclosure only provision of SFAS 123, as amended by SFAS 148.

Quarterly Financial Information:

        The following is the quarterly unaudited financial information for 2002 and 2001.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2002
Total revenues	$3,345	$2,725	$3,676	$2,905
Net income (loss)	198	17	502	(215)
Net income (loss) per common share
Basic and Diluted	$0.09	$0.01	$0.22	$(0.09)
Year Ended December 31, 2001
Total revenues	$3,145	$3,359	$2,809	$3,574
Net income (loss)	140	175	(786)	589
Net income (loss) per common share
Basic and diluted	$0.10	$0.10	$(0.34)	$.26

        Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995—This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. The Company has tried to identify such forward looking statements by use of words such as "expects," "intends," "anticipates," "plans," and "believes" and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements are included in this Annual Report subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements. Such risks, uncertainties and other factors include the extent to which the Company's ebix.com website and other new products can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission's investigation of the Company's financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, the possible effects of insurance regulation on the Company's business and possible future terrorist attacks or acts of war. Certain of these, as well as other, risks, uncertainties and other factors are described in more detail this Annual Report on Form 10-K, including under Item 1. Business—Risk Factors." Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments or changed circumstances or for any other reason.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in Australia, Canada, India, New Zealand, and Singapore that develop and sell software products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. Dollar versus the Australian, Canadian, New Zealand, Singapore and India currencies.

        In 2002, 2001 and 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $327,000, $36,000 and $92,000, respectively.

        ebix.com's exposure to interest rate risk relates to its debt obligations. The Company's market risk at December 31, 2002 is the potential loss arising from adverse changes in interest rates. As of December 31, 2002, the Company did not have any outstanding debt with variable interest rates. Interest rate risk is estimated as the potential decrease in pretax income resulting from a hypothetical 10% increase in interest rates on the Company's debt. There is no current interest rate risk.

        The Company does not currently use any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
ebix.com, Inc.:

        We have audited the accompanying consolidated balance sheets of ebix.com, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebix.com, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

                      /s/  KPMG LLP

Chicago, Illinois
March 19, 2003

ebix.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,993	$6,167
Accounts receivable, less allowances of $634 and $985	2,863	2,447
Other current assets	340	253

Total current assets	8,196	8,867

Property and equipment, net	1,131	869
Capitalized software, net	218	327
Other assets	421	363

Total assets	$9,966	$10,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,727	$2,776
Accrued payroll and related benefits	342	374
Current portion of long-term debt	106	123
Current portion of capital lease obligation	114	137
Deposit liabilities	10	199
Deferred revenue	2,869	2,573

Total current liabilities	5,168	6,182

Long-term debt, less current portion	—	70
Capital lease obligation, less current portion	73	184
Other liabilities	—	95

Total liabilities	5,241	6,531

Stockholders' equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and December 31, 2001	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,291,143 and 2,290,773 issued and outstanding at December 31, 2002 and December 31, 2001, respectively	229	229
Additional paid-in capital	88,441	88,514
Deferred compensation	(366)	(440)
Accumulated deficit	(83,920)	(84,422)
Accumulated other comprehensive income	341	14

Total stockholders' equity	4,725	3,895

Total liabilities and stockholders' equity	$9,966	$10,426

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenue:
Software	$1,837	$2,592	$1,965
Services and other	10,814	10,295	9,799

Total revenue	12,651	12,887	11,764
Operating expenses:
Services and other costs	3,898	4,337	6,393
Product development	1,779	2,033	3,938
Sales and marketing	1,605	2,701	5,098
General and administrative	4,575	3,615	7,808

Total operating expenses	11,857	12,686	23,237

Operating income (loss)	794	201	(11,473)
Interest income	89	130	372
Interest expense	(39)	(72)	(142)
Foreign exchange gain (loss)	(255)	(8)	18

Income (loss) before income taxes	589	251	(11,225)
Income tax provision	(87)	(133)	(149)

Net income (loss)	$502	$118	$(11,374)

Basic and diluted earnings (loss) per common share	$0.22	$0.06	$(8.02)
Basic weighted average shares outstanding	2,291	1,920	1,419
Diluted weighted average shares outstanding	2,293	1,966	1,419

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share amounts)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Loss Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total	Comprehensive Income (Loss)
Balance, December 31, 1999	221	49	1,345,444	134	77,629	(1,549)	(73,166)	(114)	$2,983
Net loss	—	—	—	—	—	—	(11,374)	—	(11,374)	$(11,374)
Cumulative translation adjustment	—	—	—	—	—	—	—	92	92	92

Comprehensive loss										$(11,282)

Conversion of preferred stock	(221)	(49)	1,243	—	49	—	—	—	—
Exercise of stock options	—	—	1,624	1	51	—	—	—	52
Exercise of stock warrants	—	—	74,462	7	4,460		—		4,467
Contribution of equipment	—	—	—	—	66	—	—	—	66
Deferred compensation and amortization related to options and warrants	—	—	—	—	(673)	1,123	—	—	450

Balance, December 31, 2000	—	—	1,422,773	$142	$81,582	$(426)	$(84,540)	$(22)	$(3,264)
Net income	—	—	—	—	—	—	118	—	118	$118
Cumulative translation adjustment	—	—	—	—	—	—	—	36	36	36

Comprehensive income										$154

Net proceeds from issuance of common stock	—	—	868,000	87	6,784	—	—	—	6,871
Deferred compensation and amortization related to options and warrants	—	—	—	—	148	(14)	—	—	134

Balance, December 31, 2001	—	$—	2,290,773	$229	$88,514	$(440)	$(84,422)	$14	$3,895

Net income	—	—	—	—	—	—	502	—	502	$502
Cumulative translation adjustment	—	—	—	—	—	—	—	327	327	327

Comprehensive income										$829

Shares issued to round fractional shares related to reverse stock split	—	—	370	—	—	—	—	—	—
Deferred compensation and amortization related to options and warrants	—	—	—	—	(73)	74	—	—	1

Balance, December 31, 2002	—	$—	2,291,143	$229	$88,441	$(366)	$(83,920)	$341	$4,725

See accompanying notes to consolidated financial statements.

ebix.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flows from operating activities:
Net income (loss)	$502	$118	$(11,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	276	228	1,359
Amortization of intangibles	109	210	287
Provision for doubtful accounts	509	20	477
Stock-based compensation	1	134	450
Changes in current assets and liabilities:
Accounts receivable	(925)	(475)	520
Other assets	(145)	(220)	393
Accounts payable and accrued expenses	(1,049)	(1,550)	1,160
Accrued payroll and related benefits	(32)	(180)	(273)
Deposit liabilities, deferred revenue and other liabilities	12	(1,524)	(662)

Net cash used in operating activities	(742)	(3,239)	(7,663)

Cash flows from investing activities:
Software development costs	—	(327)	—
Capital expenditures	(538)	(193)	(138)

Net cash used in investing activities	(538)	(520)	(138)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	6,871	—
Proceeds from borrowings	—	93	—
Repayments of debt	(87)	(6)	(217)
Payments for capital lease obligations	(134)	(128)	(588)
Proceeds from exercise of common stock warrants	—	—	4,467
Proceeds from exercise of common stock options	—	—	52

Net cash provided by (used in) financing activities	(221)	6,830	3,714

Effect of foreign exchange rates on cash and cash equivalents	327	36	92

Net change in cash and cash equivalents	(1,174)	3,107	(3,995)
Cash and cash equivalents at the beginning of the period	6,167	3,060	7,055

Cash and cash equivalents at the end of the period	$4,993	$6,167	$3,060

Supplemental disclosures of cash flow information:
Interest paid	$35	$72	$141
Income taxes paid	—	124	47
Supplemental disclosures of non-cash financing activity:
Conversion of preferred stock to common stock	—	—	49

See accompanying notes to consolidated financial statements.

ebix.com, Inc.

Notes to Consolidated Financial Statements

(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies:

        Nature of Business—ebix.com, Inc. and subsidiaries (the "Company") market software to insurance agents and brokers operating in the insurance industry, and provide customer support and maintenance services, as well as other implementation and consulting services such as training, data conversion, installation software development and call center. The Company's product strategy focuses on the following three areas: (1) the worldwide sales and support of agency management systems led by ebixASP, (2) expansion of connectivity between consumers, agents, carriers and third party providers through ebix.com, INS-Site, and ebixExchange and (3) business process services, which include software development, call center and back office, either off site or at the Company's facilities.

        Consolidation—The consolidated financial statements include the accounts of ebix.com, Inc., ("ebix USA"), its wholly owned subsidiary, Delphi Information Systems International, Inc. ("Delphi International"), both Delaware corporations, and all subsidiaries of Delphi International.

        Reclassification—Certain prior year amounts have been reclassified to conform to the 2002 presentation.

        Reverse Stock Split—On October 1, 2002, the Company's common stock began trading on a 1-for-8 reverse split basis. The Company's stockholders approved the reverse stock split at a special meeting of stockholders held on September 30, 2002. The reverse stock split was intended to return the Company to compliance with the continued listing standards of the NASDAQ SmallCap Market, in particular the minimum bid price requirement. All share information in these consolidated financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

        Revenue Recognition—We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-99, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

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

        For arrangements containing multiple elements, revenue is recognized on delivered elements when vendor-specific objective evidence (VSOE) of fair value has been established on the undelivered elements, applying the residual method of SOP 98-9. Fair value is determined for each undelivered element based on the price charged for the sale of each element separately. In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance.

        For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue have been deferred until acceptance has taken place. In addition, all costs incurred in connection with these contracts have been expensed, as the Company has been unable to estimate the total cost to achieve customer acceptance.

        Revenues related to hosting arrangements, including ebixASP, are recognized ratably over the term of the agreement, including monthly fees as well as any initial registration fees and related custom programing. ebix.mall referral, acceptance and transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectibility is reasonably assured.

        Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance, amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist and initial registration fees and related service fees under hosting agreements. Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished. Deposit liabilities include cash that has been received related to software products for which customer acceptance has not occurred.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost which approximates fair value.

        Accounting for the Impairment of Long-Lived Assets—Long-lived assets and certain identifiable intangibles held and used by any entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards, ("SFAS") No. 144. This statement retains the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to recognize impairments on property, plant and equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

        The carrying amount of the Company's long-lived assets at December 31, 2002 and 2001 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amounts of these assets are not impaired.

        Internal Use Software—The Company accounts for software costs for internal use software under the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no costs capitalized during 2002, 2001, or 2000.

        Software Development Costs and Purchased Software—The Company's policy is to capitalize internally generated software development costs and purchased software in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed." Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The ongoing assessment of the recoverability of these costs consider external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During 2002 and 2000, the Company did not have any research and development expenses eligible for capitalization under SFAS No. 86, given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products. During 2001, the Company capitalized $327 related to the development of ebixASP and commenced amortization in 2002 over a period of 36 months.

        Purchased software relates to technology acquired in connection with acquisitions which is amortized over a period of 45 months. Amortization expense was $0, $0, and $97 for 2002, 2001, and 2000, respectively.

        Net purchased software costs at December 31, 2002 and December 31, 2001 were zero.

        Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and amortized over the expected life of the improvement. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives are as follows:

Asset Category	Life
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other leasehold improvements	7
Buildings	30

        Goodwill—In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of the entity's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $265, which has been subjected to the transition provisions, including the phase-in and annual impairment test, of SFAS No. 142 and will not be amortized going forward. During 2002, an additional $59 of goodwill was recorded as a result of contingent consideration related to a prior acquisition. The following table is a reconciliation of reported net income (loss) and basic and diluted net income (loss) per share to adjusted net income (loss) and basic and diluted net income (loss) per share reflecting the impact of SFAS No. 142 as if it had been effective for the years ended December 31, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$502	$118	$(11,374)
Goodwill amortization	—	210	190

Adjusted net income (loss)	$502	$328	$(11,184)

Per share data—basic and diluted
Reported net income (loss)	$0.22	$0.06	$(8.02)
Goodwill amortization	—	0.11	0.13

Adjusted net income (loss)	$0.22	$0.17	$(7.89)

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

        Earnings (Loss) Per Share—Basic earnings (loss) per share ("EPS") is equal to net income (loss) divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for 2002, 2001, and 2000 were 2,290,866, 1,919,869, and 1,418,500, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. During 2002, the Company's common stock equivalents consisted of stock options. During 2001, the Company's common stock equivalents consisted of stock options and common stock warrants. During 2002, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 2,383. During 2001, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 46,299. Consistent with previous standards, SFAS No. 128 prohibits inclusion of the impact of common stock equivalents in the calculation of EPS when inclusion results in antidilution. Accordingly, for 2000, basic and diluted EPS are equal because all potentially issuable common shares would be antidilutive. At December 31, 2002 and December 31, 2001, the fully diluted weighted average number of shares outstanding was 2,293,249 and 1,966,168, respectively. At

December 31, 2002, there were 601,393 shares potentially issuable with respect to stock options and warrants, which could dilute Basic EPS in the future.

        Foreign Currency Translation—The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included in the accompanying consolidated statements of stockholders' equity (deficit). Foreign exchange transaction gains and losses are recorded in foreign exchange gain (loss).

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

        Segment Reporting—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 14.

        Concentrations—The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In 2001 and 2000, one domestic customer (including its foreign subsidiary), a New York Stock Exchange listed multi-national insurance company, accounted for approximately 10% and 12%, respectively, of consolidated revenue. There were no accounts receivable relating to this customer at December 31, 2001 or December 31, 2000. In 2002, BRiT Insurance Holdings PLC and its affiliates, accounted for approximately 16.6% of consolidated revenue. Accounts receivable relating to this customer at December 31, 2002 was $869 (see Note 3).

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

        Employee Stock Options—At December 31, 2002, the Company has three stock-based employee compensation plans, which are more fully described in Note 13. The Company accounts for stock options issued to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock.

Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model with the assumptions summarized in Note 13, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net income (loss) as reported	$502	$118	$(11,374)
Deduct: Stock-based employee compensation recovery included in reported net income, net of related tax effects	—	—	(880)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(870)	(937)	(1,073)

Pro forma net loss	$(368)	$(819)	$(13,327)
Basic and diluted earnings (loss) per share, as reported	$0.22	$.06	$(8.02)
Basic and diluted loss per share, pro forma	$(0.16)	$(.43)	$(9.39)

        Non-employee Stock Compensation—The Company accounts for stock compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

        Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $120, $1,004, and $1,824 in 2002, 2001, and 2000, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income (loss).

        Fair Value of Financial Instruments—The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

        The Company believes the carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, accrued expenses and debt is a reasonable estimate of their fair value due to the short maturity of these items.

Note 2—Recently Adopted Accounting Pronouncements:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123," which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies to choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee options. The Company will continue to account for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure only provisions of SFAS 123, as amended by SFAS 148.

Note 3—BRiT Insurance Holdings PLC:

        On April 27, 2001, the Company consummated the first closing contemplated by its agreement with BRiT Insurance Holdings PLC ("BRiT"). Pursuant to the Agreement, ebix issued 280,000 shares of its common stock to BRiT for $2,800. As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder.

        On June 29, 2001, the Company consummated the second and final closing with BRiT. Pursuant to this closing, ebix issued 588,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200 and BRiT's transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. ("IBS"), representing a 28 percent equity ownership interest in IBS. IBS has been recorded at a nominal value and will be accounted for using the equity method. This final closing brought BRiT's total cash investment in ebix to $7,000 and increased its equity ownership to approximately 38 percent. The total shares held by BRiT at December 31, 2002 was 930,163, representing an equity ownership of 40.6 percent.

        During 2002 and 2001, the Company entered into various software and service agreements with BRiT. Approximately $2,100 was recognized as revenue during 2002 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2002 were $869. Approximately $639 was recognized as revenue during 2001 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2001 were $38. There were no transactions with BRiT in 2000.

Note 4—Stockholders' Equity (Deficit):

        Redeemable Warrants—The Company received approximately $4,467 in cash from the exercise of common stock warrants in 2000. These funds were used to reduce borrowings and fund operating expenses and accounts payable.

        Other Warrants—In connection with a 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 25,000 shares of the Company's common stock at $40.00 per share. The Agent's Warrant is not subject to redemption and expired on April 19, 2002.

        Preferred Stock Conversion—On August 1, 2000, the Company's only preferred stockholder converted the remaining outstanding 221 shares of the Company's Series D Preferred Stock to 1,243 shares of the Company's common stock.

Note 5—Property and Equipment:

        Property and equipment at December 31, 2002 and December 31, 2001 consisted of the following:

	2002	2001
Computer equipment and purchased software	$1,461	$1,253
Buildings	128	—
Land	103	—
Leasehold improvements	50	11
Furniture, fixtures and other	127	67

	1,869	1,331
Less accumulated depreciation and amortization	(738)	(462)

	$1,131	$869

        Depreciation and amortization expense was $276, $228, and $984 in 2002, 2001, and 2000, respectively.

Note 6—Debt:

        Notes payable at December 31, 2002 and December 31, 2001, were comprised of the following:

	2002	2001
Non-compete note payable	$106	$106
Installment note	—	87
Less current portion	(106)	(123)

	$—	$70

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

        Installment Note—On July 2, 2001, the Company obtained a $93 installment loan from American National Bank with an interest rate of 7.50% per annum. Monthly installment payments of approximately $2 are due on the last day of each month through July 2, 2006, at which time the sum of remaining payments are due. As of December 31, 2001, the outstanding balance of this note was $87, of which the current portion was $17 and the non-current portion was $70. The note was repaid in September 2002.

        Line of Credit—In October 2002, the Company entered into a revolving line of credit, secured by a perfected first security interest in the Company's assets, for $1,000 with interest payable on outstanding borrowings at the prime rate. There were no borrowings on the line as of December 31, 2002.

Note 7—Accounts Payable and Accrued Expenses:

        Accounts payable and accrued expenses at December 31, 2002 and December 31, 2001, consisted of the following:

	2002	2001
Trade accounts payable	$716	$1,510
Accrued royalty	63	302
Accrued professional fees	205	263
Accrued other liabilities	743	701

	$1,727	$2,776

Note 8—Income Taxes:

        Income (loss) before income taxes consisted of:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Domestic	$67	$(299)	$(11,813)
Foreign	522	550	588

Total	$589	251	$(11,225)

        The income tax provision consisted of:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S. Federal	$—	$—	$—
State	$—	—	—
Foreign	87	133	149

Total	$87	$133	$149

        The income tax provision at the federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Statutory rate	34.0%	34.0%	(34.0)%
Change in valuation allowance	(11.7)%	13.0%	34.4%
Effect of foreign tax rate other than 34%	(15.3)%	(21.5)%	—
Permanent differences	7.8%	27.5%	.9

Effective rate	14.8%	53.0%	1.3%

        Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	December 31, 2002 Deferred		December 31, 2001 Deferred
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$144	$—	$144
Accruals	106	—	112	—
Capitalized software	—	74	—	111
Bad debts	208	—	319	—
Deferred revenue	—	—	20	—
NOL carryforwards	23,444	—	23,259	—
Tax credit carryforwards	378	—	458	—

	24,136	218	24,168	255
Valuation allowance	(23,918)	—	(23,913)	—

Total deferred taxes	$218	$218	$255	$255

        Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount. In addition, in 2002 certain net operating losses and tax credit carryforwards expired. The impact of the valuation allowance and the effective tax rate is shown net of the effect of expiring operating losses and tax credit carryforwards.

        At December 31, 2002, the Company has available domestic net operating loss carryforwards of approximately $68,952 which are available to offset future Federal taxable income, if any, through 2022, and investment business tax credit carryforwards of approximately $378 which are available to offset future Federal taxable income, if any, through 2009. A change in ownership for income tax purposes resulted from the issuance of common stock to BRiT. As a consequence, the utilization of tax credits and net operating losses will be limited in the future. Based on yearly limitations and dependent on future earnings, approximately $52,000 of the net operating loss carryforwards may not be utilized.

Note 9—Commitments and Contingencies:

Lease Commitments:

        The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2006, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. Assets under capital leases at December 31, 2002 and December 31, 2001, totaled $500 and accumulated amortization was $236 and $165, respectively.

        Commitments for minimum rentals under noncancellable leases as of December 31, 2002 were as follows:

Year	Capital Leases	Operating Leases
2003	$131	$634
2004	76	295
2005	—	220
2006	—	64

Total minimum lease commitments	$207	$1,213

Less: amount representing interest	(20)

Present value of obligations under capital leases	187
Less: current portion	(114)

Long-term obligations under capital leases	$73

        Rental expense for office facilities and certain equipment subject to operating leases for 2002, 2001, and 2000 was $634, $630, and $1,067, respectively.

        In 2002, sublease income of $388 was offset by sublease expenses of $380. In 2001, sublease income of $432 was more than offset by sublease expenses of $571. In 2000, sublease income of $285 was more than offset by sublease expenses and sublease loss of $481, which are included in general and administrative expenses.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 10—Internet Services and Promotion Agreements:

        On August 20, 1999, the Company entered into a Strategic Supply, Services and Promotion Agreement with the Hewlett-Packard Company. Pursuant to the terms of the agreement, the Company was required to pay Hewlett-Packard a variable fee based on the percentage of revenues generated through the ebix.com website in exchange for joint marketing, co-branding, Internet services, and hardware and software provided by Hewlett-Packard to run the ebix.com website. In addition, the Company had the right to purchase Hewlett-Packard hardware at a discount. The Company was required to use only Hewlett-Packard hardware, unless it was not available or functional to meet the Company's needs. The agreement was cancelable by Hewlett-Packard prior to its August 20, 2002 termination date in the event the Company did not realize specified levels of revenues through August 31, 2000 or through August 31, 2001. There was no compensation due to either party in the event of early termination. In May 2001, the Hewlett-Packard warrants terminated when the promotion agreement was terminated.

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

Note 11—Cash Option Profit Sharing Plan and Trust:

        Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company is under no obligation to contribute to the Plan. The Company's contributions to the Plan were approximately $42 for 2002, $45 for 2001, and $67 for 2000.

Note 12—Stock Options:

        The Company's 1996 Stock Incentive Plan (the "Plan") provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the 1996 Stock Incentive Plan was 337,500 at December 31, 2000. An amendment increasing the number of shares reserved for grant under the 1996 Plan by 250,000 was adopted by the Board of Directors and approved by the stockholders on May 30, 2001. A third amendment increasing the number of shares reserved for grant under the 1996 Plan by 250,000 was adopted by the Board of Directors and approved by the shareholders on September 30, 2002. Accordingly, the total number of shares reserved for grant under the plan is 837,500. Options granted under this plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable in 25 percent increments vesting on each of the first through fourth anniversaries of the date of grant. All options must be exercised within ten years of the date of grant

(with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2002.

        During 2001, the Company initiated the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of stock options to key employees or consultants. The total number of shares reserved under the 2001 Plan is 62,500. No options have been granted under the 2001 Plan.

        The Company's 1998 Director Option Plan (the "Director Plan") provides for granting of options on up to 37,500 shares to non-employee directors. Only nonstatutory options may be granted under this plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 2002 and 2001, the Company granted options to purchase a total of 8,500 and 6,150 shares, respectively.

        During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $72.00, $96.00, $120.00 and $160.00 per share. During 2002 and 2001, no incentive options were granted. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable plan accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. Recovery of compensation expense of $880 related to these incentive options was recognized in 2000 due to the market price being significantly less than the exercise price. There was no compensation expense related to these options in 2002 or 2001.

        The Company has granted nonstatutory and incentive options outside the Plan to purchase up to an aggregate of 32,000 shares of which 25,595 are outstanding at December 31, 2002. These options were granted at prices determined by the Board of Directors (no less than 100 percent of the market price). The options have a four year vesting period and must be exercised within ten years of the date of the grant. Included in these options are 3,125, 18,958 and 4,375 options which the Company granted in 2002, 2001 and 2000, respectively, and 5,542 options granted prior to 2000 to persons who were not directors, officers or employees.

        These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain price. At December 31, 2002, 19,934 of the shares subject to these non-employee options were vested. The Company has recognized compensation expense of approximately $1, $56 and $189 related to these options during the years ended December 31, 2002, 2001 and 2000, respectively. Assumptions used in valuing the options are the same as those described below for employee options, except that the 10-year contractual life was substituted for the expected life of the options as required by SFAS No. 123.

        The per share weighted-average fair values of stock options granted during 2002, 2001 and 2000 were $5.18, $8.24 and $40.72, respectively, on the date of grant. Both the pro forma disclosures in Note 1 and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Expected volatility	146%	175%	93%
Expected dividends	None	None	None
Weighted average risk-free interest rate	4.14%	5.28%	6.09%
Expected life of stock options	10 years	10 years	10 years

        Stock option activity during the last three years was as follows:

	Within Plan
					Weighted- Average Exercise Price
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price Ranges
Options outstanding at December 31, 1999	75,538	54,031	5,542	23.44 - 210.00	49.68
Option activity:
Granted	5,875	1,250	4,375	12.00 - 76.00	40.72
Exercised	(1,624)	—	—	26.24 - 69.52	31.76
Canceled	(26,487)	—	—	12.00 - 77.04	46.08

Options outstanding at December 31, 2000	53,302	55,281	9,917	12.00 - 77.04	49.84
Option activity:
Granted	244,206	—	18,958	6.50 - 15.60	8.24
Exercised	—	—	—
Canceled	(4,934)	—	—	6.50 - 73.50	29.20

Options outstanding at December 31, 2001	292,574	55,281	28,875	6.50 - 77.00	21.04
Option activity:
Granted	248,665	—	3,125	3.42 - 5.60	5.18
Exercised	—	—	—
Canceled	(21,472)	—	(6,405)	4.64 - 73.50	31.78

Options outstanding at December 31, 2002	519,767	55,281	25,595	3.42 - 77.00	13.97

        The following table summarizes information about stock options outstanding as of December 31, 2002:

Options outstanding					Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.42 - $ 4.64	48,037	9.74	yrs	$3.47	1,460	$4.64
5.60 - 6.50	395,366	8.88		6.04	167,835	6.50
8.96 - 13.44	25,005	8.40		11.68	20,271	11.71
15.60 - 23.40	32,150	8.52		15.81	10,665	16.25
26.24 - 39.36	11,038	5.74		26.53	8,788	26.53
40.00 - 57.00	76,196	6.19		49.90	48,835	48.42
65.00 - 77.00	12,851	6.88		72.66	9,760	72.32

	600,643				267,614

        Effective July 1, 1999, the Company approved the 1999 Stock Purchase Plan ("Purchase Plan"), which provided for eligible employees to acquire an interest in the Company through the purchase of shares of common stock. The Purchase Plan had 250,000 shares of common stock reserved for sale to employees and was intended to qualify under Section 423 of the Internal Revenue Code. Under the Purchase Plan, each employee could choose each year to have up to 10 percent of his or her base earnings, up to $25, withheld to purchase common stock during each accumulation period (generally six months). The purchase price of the stock was 85% of the lower of its beginning-of-accumulation period or end-of-accumulation period market price. During August 2000, the Plan was terminated by the Board of Directors and funds were returned to the participants.

Note 13—Warrants:

        On August 20, 1999, in connection with the Hewlett-Packard Strategic Supply, Services and Promotion Agreement (see Note 10), the Company granted a two year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $120.00 per share during the first year of the warrant and $160.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $160.00 per share. The number of shares that could be purchased upon exercise of the warrants was to be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. In May 2001, the Hewlett-Packard warrants terminated when the Promotion Agreement was terminated.

        The Hewlett-Packard warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as in Note 13 for employee stock options, except for substituting the contractual life of two years, was approximately $424 and $597, respectively. In 2001 and 2000, total expense of $73 and $569, respectively, was recognized.

        The Company also issued warrants in connection with the InfoSpace.com Internet Promotion Agreement dated August 31, 1999 (see Note 10). The first warrant was for the purchase of 31,250 shares of the Company's common stock at a price of $120.00 per share if exercised during the first year of the agreement or $160.00 per share if exercised during the second year of the agreement. The Company also granted a second warrant to InfoSpace.com under the same agreement for the purchase of 4.9% of the Company's outstanding common stock on a fully diluted basis, including the shares issuable upon exercise of the warrant, at August 31, 1999. The agreement was originally scheduled to terminate on August 31, 2001, however, the warrants terminated when the promotion agreement terminated effective October 30, 2000.

        The InfoSpace.com warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as above, except for a contractual life of two years, was approximately $81 for the 31,250 shares—first warrant and $813 for the second warrant, respectively. Compensation expense for the first warrant was to be recognized over the vesting period and compensation expense for the second warrant was to be recognized over the contractual period. In 2000, total expense of $570 was recognized.

Note 14—Geographic Information:

        The following information relates to geographic locations:

Year ended December 31, 2002

	Domestic	Australia	India	Other	Total
Revenue	$9,449	$2,203	—	$999	$12,651
Fixed assets	$630	$36	$433	$32	$1,131

Year ended December 31, 2001

	Domestic	Australia	India	Other	Total
Revenue	$10,456	$1,491	—	$940	$12,887
Fixed assets	$809	$36	—	$24	$869

Year ended December 31, 2000

	Domestic	Australia	Other	Total
Revenue	$8,994	$1,468	$1,302	$11,764
Fixed assets	$819	$59	$26	$904

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding directors of the Company required by this item is incorporated by reference to the information appearing under the captions "Proposal No. 1, Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 30, 2003.

Item 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 30, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 30, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 30, 2003.

Item 14. CONTROLS AND PROCEDURES

a.
Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

b.
Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1.    Financial Statements.

        The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

  •
  Report of Independent Public Accountants

  •
  Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

  •
  Consolidated Statements of Income (Loss) for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000.

  •
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000.

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000.

  •
  Notes to Consolidated Financial Statements

  2.
  Financial Statements Schedules.

        The following financial statement schedule is filed herewith:

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

        Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  3.
  Exhibits—1

        The exhibits filed herewith or incorporated by reference are listed on the Exhibit Index attached hereto.

  (b)
  Reports on Form 8-K

    The Company did not file any current reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebix.com, Inc.
(Registrant)
By:	/s/ ROBIN RAINA Robin Raina Chairman of the Board President and Chief Executive Officer

Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 28, 2003
/s/ RICHARD J. BAUM (Richard J. Baum)	Executive Vice President-Finance and Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary	March 28, 2003
/s/ WILLIAM R. BAUMEL (William R. Baumel)	Director	March 28, 2003
/s/ DOUG CHISHOLM (Doug Chisholm)	Director	March 28, 2003
/s/ DENNIS DRISLANE (Dennis Drislane)	Director	March 28, 2003
/s/ WILLIAM W. RICH (William W. Rich)	Director	March 28, 2003

CERTIFICATIONS

I, Robin Raina, certify that:

        1.    I have reviewed this annual report on Form 10-K of ebix.com, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ROBIN RAINA Robin Raina
Chairman of the Board, Chief Executive Officer and President

I, Richard J. Baum, certify that:

        1.    I have reviewed this annual report on Form 10-K of ebix.com, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ RICHARD J. BAUM Richard J. Baum
Executive Vice President—Finance and Administration, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibits
3.1	Certificate of Incorporation of ebix.com, Inc., as amended (including Certificates of Designations).*
3.2	Bylaws of the Company
10.1	Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference). +
10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference). +
10.3	Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company's Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +
10.4	Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by reference).
10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 33323261), and incorporated herein by reference). +
10.6	Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).
10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director's Stock Option Plan (filed as Exhibit A to the Company's proxy statement dated August 12, 1998, and incorporated herein by reference).+
10.8	Sublease agreement dated July 22, 1999 between the Company and Air Liquid America Corporation relating to the premise at Walnut Creek California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9	First Amendment to the Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.10	Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.11	Baum Severance agreement dated October 4, 2000 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +
10.12	Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.13	First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.14	Lease agreement dated November 6, 2001, between the Company and Great Lakes REIT, L.P., relating to premises at 1900 E. Golf Road, Suite 1050, Schaumburg, Illinois. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.15	Second Amendment to ebix.com, Inc. 1996 Stock Incentive Plan (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference). ebix.com, Inc. +
10.16	2001 Stock Incentive Plan for Employees (filed as Exhibit 4.1 to the Company's Form S-8 filed on April 19, 2001 and incorporated herein by reference). +
10.17	Share Exchange and Purchase Agreement between the Company and BRiT Insurance Holdings PLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.18	Registration Rights Agreement between the Company and BRiT Holdings Limited (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.19	Third Amendment to ebix.com, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).+
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP
99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

+
Management contract or compensatory plan or arrangement required to be included as an exhibit to this annual report on Form 10-K.

Schedule II

ebix.com, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2002, December 31, 2001 and December 31, 2000

        Allowance for doubtful accounts receivable

	Year Ended December 21, 2002	Year Ended December 21, 2001	Year ended December 31, 2000
Beginning balance	$985,426	$1,049,962	$1,004,000
Provision for doubtful accounts	508,840	20,000	476,810
Write-off of accounts receivable against allowance	(860,567)	(84,536)	(430,848)

Ending balance	$633,699	$985,426	$1,049,962

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
Consolidated Financial Highlights (In thousands, except per share data)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations ebix.com, Inc. and Subsidiaries (In thousands)
Liquidity and Capital Resources
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ebix.com, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)
ebix.com, Inc. and Subsidiaries Consolidated Statements of Income (Loss) (In thousands, except per share amounts)
ebix.com, Inc. Notes to Consolidated Financial Statements (All dollar amounts in thousands, except per share data)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
ebix.com, Inc. Schedule II—Valuation and Qualifying Accounts for the Years ended December 31, 2002, December 31, 2001 and December 31, 2000