Form 10-K/A
period 2002-12-31
EBIX COM INC
filed 2003-04-30
CIK 814549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Title of each class

Common Stock, par value $0.10 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☒

        As of April 4, 2003, the number of shares of common stock outstanding was 2,291,143. As of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of common stock held by nonaffiliates, based upon the last sale price of the shares as reported on the Nasdaq SmallCap Market on such date, was approximately $3,881,517 (for this purpose, the Company has assumed that directors, executive officers, and holders of more than 10% of the Company's common stock are affiliates).

Documents Incorporated by Reference: None

EXPLANATORY NOTE:

        This Amendment No.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 has been filed to include information required by Items 10,11,12 and 13 of Part III of Form 10-K, which originally was omitted in reliance on General Instruction G(3) thereto. The Company has made no further changes to its previously filed Form 10-K.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

        The directors of the Company are as follows:

        ROBIN RAINA, 36, was elected a director of the Company in February 2000. Mr. Raina joined the Company in October 1997 as Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999 and Chief Executive Officer effective September 23, 1999. Prior to joining the Company, from 1990 to 1997, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations, including setting up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

        WILLIAM R. BAUMEL, 34, was appointed a director of the Company in July 1996. In mid 2000, Mr. Baumel joined RWI Group as a Managing Member. RWI Group is an early stage venture capital firm. Mr. Baumel was a partner with Coral Group, specializing in information services and technology investing from 1995 until mid 2000. From 1994 to 1995, Mr. Baumel held various positions with the Private Markets Group of Brinson Partners, Inc., an institutional money manager. Mr. Baumel previously held positions with Proctor & Gamble, a consumer products company, and Deloitte & Touche-San Francisco, an international accounting and consulting firm. He is a CPA and holds an MBA with high distinction from the University of Michigan where he was a Time Warner Scholar and a BSBA in accounting from Ohio State University where he was a Price Waterhouse Scholar. He is currently a member of the Stanford Institute for Economic Policy Research.

        DOUGLAS C. CHISHOLM, 59, was elected a director of the Company in October 2000. Mr. Chisholm is an independent consultant to the insurance industry for technology and business issues. From July 2000 through March 2001, he served as Director of Worldwide Innovation Network at Hewlett-Packard, a provider of computing and imaging solutions and services. From March 1996 until June 2000 he served as Director of World Wide Insurance Solutions Marketing at Hewlett-Packard. Mr. Chisholm was Assistant Vice President of World Wide Insurance Marketing at NCR, a relationship technology solutions company, from February 1994 to February 1996.

        DENNIS DRISLANE, 53, was elected a director of the Company in October 2000. Mr. Drislane is retired. From July 1997 to February 2001, Mr. Drislane was senior vice president responsible for customer account management, first with Healtheon and then with its successors, Healtheon/WebMD and WebMD, each an end-to-end Internet healthcare company connecting physicians and consumers to the healthcare industry. From 1995 until July of 1997, Mr. Drislane was a divisional vice president for entertainment industry group customer account management at Electronic Data Systems, a computer service company.

        WILLIAM W. G. RICH, 66, was elected in November 2000 as a director. Since 1989, Mr. Rich has been Chief Executive Officer of Strategic Business Partners, Inc., which specializes in mergers, acquisitions and strategic alliances between financial software developers with a specialty in insurance. Under a contract between Strategic Business Partners, Inc. and Sherwood International LLC, an insurance software and consulting firm, Mr. Rich has served since 1996 as Sherwood's Director of Marketing, Life and Annuities, North America.

        The Company has two executive officers, Mr. Raina, information as to whom is provided above, and Richard J. Baum, the Company's Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary.

        RICHARD J. BAUM, 64, has been Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary since July 21, 1999, having joined the Company as Senior Controller in June 1999. Since 1988 he had been President of Consulting Capabilities Corp., a general business consulting firm specializing in turnaround and crisis management. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invsco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc. (1977-1979), Chief Financial Officer and member of the Board of Midas International Corp. (1972-1977). He is a CPA and holds an MBA from the University of Chicago.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2002, all of its directors, officers and more-than-ten-percent beneficial owners filed all such reports on a timely basis.

Item 11.    EXECUTIVE COMPENSATION

        Set forth in the table below is information regarding the annual and long-term compensation for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 for the Company's Chief Executive Officer and other executive officer as of December 31, 2002 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Long Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Securities Underlying Options (#)	All Other Compensation ($)(1)
Robin Raina— President, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$ $ $	313,462 300,050 215,435	$ $ $	150,000 150,000 100,000	125,000 125,000 —	$ $ $	3,894 2,550 2,550
Richard J. Baum— Executive Vice President—Finance & Administration and Chief Financial Officer	2002 2001 2000	$ $ $	197,692 190,050 187,550	$ $ $	97,500 35,625 52,500	31,250 31,250 1,250	$ $ $	2,965 2,550 2,550

(1)
Represents Company matching contributions pursuant to the Company's 401(k) plan.

Option Grants for the Year Ended December 31, 2002

        Set forth in the table below is information regarding individual grants of stock options to purchase shares of Common Stock made during the year ended December 31, 2002 to each of the Named Executive Officers. The Company did not award any stock appreciation rights in 2002.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants(1)
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($/Sh)	Expiration Date
					5%($)	10%($)
Robin Raina (3)	125,000	49.6%	$5.60	8/23/12	$440,226	$1,115,620
Richard J. Baum (3)	31,250	12.4%	$5.60	8/23/12	$110,057	$278,905

(1)
All options were granted under the Company's 1996 Stock Incentive Plan.

(2)
Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation prescribed by the SEC. Actual gains are dependent on the future performance of the common stock and the option holders' continued employment over the vesting period. The potential realizable values do not reflect the Company's prediction of its stock price performance. The amounts reflected in the table may not be achieved.

(3)
The options become exercisable each year, in equal annual installments on the first four anniversaries of the grant date, unless accelerated vesting criteria are met. If the Company reports a pre-tax profit for the year ended December 31, 2003, these options will vest as to 50% of the remaining unvested shares on the date the profit is reported. If the Company reports a net profit of a $2,000,000 for the year ended December 31, 2004, these options will vest as to all remaining unvested shares on the date the profit is reported.

December 31, 2002 Option Values

        Set forth in the table below is information as of December 31, 2002 regarding unexercised options to purchase Common Stock held by the Named Executive Officers. No stock options were exercised by the Named Executive Officers during 2002.

FISCAL YEAR- END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robin Raina	137,951	157,050	$0	$0
Richard J. Baum	32,812	43,438	$0	$0

(1)
The value per option is calculated by subtracting the exercise price per share from the closing price of the Common Stock on the Nasdaq Smallcap Market on December 31, 2002, which was $2.60.

Director Compensation

        Non-employee directors do not receive an annual retainer or any other fees for their service as directors. Under the Non-Employee Directors Stock Option Plan (the "1998 Director Option Plan"), each non-employee director, upon initial election or appointment to serve on the Board of Directors, receives a grant of an option to purchase 1,500 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share on the date of the grant. Of the 1,500 shares of Common Stock subject to such an option, the option becomes exercisable with respect to: (1) 500 shares on the day prior to the first anniversary of the date of the grant and (2) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant.

        In addition, the 1998 Director Option Plan provides for each non-employee director, immediately following each annual meeting of stockholders of the Company, to be granted an option to purchase 450 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. Of the 450 shares of Common Stock subject to such an option, the option becomes exercisable with respect to 113 shares on the last day of each of the four calendar quarters beginning with the calendar quarter ending on or after the date of the grant. Each option has a term of ten years beginning on the date of the grant. Each of the non-employee directors, Messrs. Baumel, Chisholm, Drislane, Gerdes (who resigned on September 16, 2002) and Rich, received an option to purchase 450 shares of Common Stock, at an exercise price of $4.64 per share, following the Company's Annual Meeting on May 31, 2002. On August 23, 2002, Messrs. Chisholm, Drislane, Gerdes and Rich each received an option to purchase 1,250 shares of Common Stock, at an exercise price of $5.60 per share.

Employment and Severance Agreements

        Mr. Baum became the Chief Financial Officer of the Company pursuant to an agreement dated July 15, 1999 among the Company, Mr. Baum, and Tatum CFO Partners, LLP ("Tatum"). Tatum, of which Mr. Baum was a partner until March 16, 2002, furnishes chief financial officers to businesses. The agreement, which by its terms was terminable by any of the parties on 30 days notice, provided that the Company paid Mr. Baum, as an officer and employee of the Company, a monthly salary of $15,833.33, and paid Tatum monthly fees of $3,166.67, for making certain of its resources available to Mr. Baum in his performance of his services to the Company. Under the agreement, the Company also granted options on 12,500 shares of Common Stock to Mr. Baum and options on 4,167 shares of Common Stock to Tatum, each with an exercise price of $6.66 per share and vesting as the stock price rises. The vesting is 25% at $72, 25% at $96 and 50% at $120. The agreement provided for semi-annual bonuses to Mr. Baum (who receives 75% of any such bonus) and Tatum (which receives 25% of any such bonus) based on Mr. Baum's performance, and also provided for certain Company indemnification of Tatum. The agreement with Tatum was terminated on April 15, 2002, after notice of the termination was given on March 16, 2002.

        Mr. Baum has entered into an Executive Severance Agreement with the Company, dated October 4, 2000, which provides for a severance payment if a change of control of the Company occurs and, within 12 months thereafter, either Mr. Baum's employment is terminated without cause or he resigns due to a demotion or other new and onerous requirement being placed on him. Under the Agreement, the severance payment is equal to one year's salary (based on the highest monthly salary earned by Mr. Baum during the 12 months preceding his termination) plus a bonus equal to the fraction of the calendar year worked up to the termination multiplied by the bonus paid to him in the prior calendar year. Under certain circumstances, the Agreement also provides medical insurance subsidies for a period of 12 months and indemnification. Under the Agreement, Mr. Baum agrees to hold the Company's proprietary information confidential and, for a period of 12 months following his termination, cooperate with the Company with respect to corporate administrative affairs arising during his employment. If his termination results in payment of the Agreement's severance benefits, he will be subject to a non-competition agreement for a period of one year following his termination. When used in the foregoing summary the terms "cause," "change of control" and "demotion" have the meanings given to them in the Agreement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of April 4, 2003, the ownership of Common Stock by each director of the Company, by each of the Named Executive Officers (as defined on page 4), by all of the current executive officers and directors of the Company as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Common Stock. The information set forth in the table as to the current directors, executive officers, and principal stockholders is based, except as otherwise indicated, upon information provided to the Company by such persons in connection with the preparation of this Form 10-K/A. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

	Common Stock
Name of Beneficial Owner	Ownership	Percent of Class
BRiT Insurance Holdings PLC (1)	930,163	40.6%
Rennes Fondation (2)	424,896	18.5%
Coral Partners II (3)	160,328	7.0%
Wayne William Mills (4)	124,563	5.4%
Robin Raina (5)	144,694	5.9%
Richard J. Baum (6)	34,375	1.5%
William Baumel (7)	6,137	*
Dennis Drislane (6)	2,600	*
Douglas Chisholm (8)	2,725	*
William Rich (6)	1,900	*
All directors and executive officers as a group (6 persons)	192,431	7.8%

*
Less than 1%.

(1)
The address of BRiT Insurance Holdings PLC is 55 Bishopsgate, London, EC2N 3AS, United Kingdom. The address and information set forth in the table as to this stockholder are based on a Schedule 13D filed by this stockholder on October 21, 2002.

(2)
The address of the Rennes Fondation is Aeulestrasse 38, FL 9490 Vaduz Principality, Liechtenstein.

(3)
The address of Coral Partners II is 60 South Sixth Street, Suite 3510, Minneapolis, Minnesota 55402. The address and information set forth in the table as to this stockholder are based on a Schedule 13D filed by this stockholder on May 21, 2001.

(4)
The address of Wayne William Mills is 5020 Blake Road South, Edina, Minnesota 55436. The address and information set forth in the table as to this stockholder are based on a Schedule 13G filed by this stockholder on February 14, 2002.

(5)
Includes 144,259 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 4, 2003. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(6)
Represents shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 4, 2003.

(7)
Includes 4,650 shares that may be purchased by exercising outstanding options within 60 days after April 4, 2003 and 687 shares held by Mr. Baumel and his wife, who have shared voting and investment power.

(8)
Includes 2,350 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 4, 2003.

EQUITY COMPENSATION PLAN INFORMATION

        As of December 31, 2002, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. The table below provides information as of December 31, 2002 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Average Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	600,643	$13.97	241,312
Equity Compensation Plans not Approved by Security Holders	—	—	62,500
Total	600,643	$13.97	303,812

        Set forth below is a summary description of the Company's non-stockholder-approved plan.

2001 Stock Incentive Plan

        During 2001, The Company's Board of Directors adopted the 2001 Stock Incentive Plan (the "2001Plan"), which provides for the granting of stock options and other incentive awards to employees and consultants. The total number of shares reserved for issuance under the 2001 Plan is 62,500. The purpose of the 2001 Plan is to attract and retain employees and consultants and to provide these persons with incentives and rewards for superior performance. Any of the Company's employees or consultants, except its directors and officers and persons who have agreed to serve as one of its directors or officers, may receive awards issued under the 2001 Plan. Under the 2001 Plan, the Company may grant (1) option rights at option prices less than, equal to, or greater than, the market value of the underlying shares on the date of grant and (2) restricted shares and deferred shares, in each case without additional consideration from the participant or for consideration in an amount less than, equal to, or greater than, the market value of the shares on the dated of grant. The Company may also grant replacement option rights (i.e., option rights awarded in exchange for the surrender and cancellation of an option to purchase shares of another corporation that has been acquired by the Company) subject to the same terms, conditions and discretion as option rights under the 2001 Plan. No options or other incentive awards have been granted under the 2001 Plan, and the Company has no current intention of making awards under the 2001 Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On April 27, 2001, the Company consummated the first closing contemplated by an agreement with BRiT Insurance Holdings PLC ("BRiT"). Pursuant to the agreement, the Company issued 280,000 shares of its common stock to BRiT for $2,800,000. As a result of the first closing, BRiT acquired approximately a 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated a second and final closing with BRiT. Pursuant to this closing, the Company issued 588,000 shares of the Company's Common Stock to BRiT in return for cash consideration of $4,200,000 and BRiT's transfer to the Company of approximately half of its common stock investment in Insurance Broadcast Systems Inc. ("IBS"), representing a 28 percent equity ownership interest in IBS. This final closing brought BRiT's total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent. The total shares held by BRiT at December 31, 2002 was 930,163, representing an equity ownership of 40.6 percent.

        During 2003, 2002 and 2001, the Company entered into various software and service agreements with BRiT. Approximately $2,100,000 was recognized as revenue during 2002 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2002 were $869,000. Approximately $639,000 was recognized as revenue during 2001 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2001 were $38,000. There were no transactions with BRiT in 2000.

        During 2003 the Company received approximately $138,000 pursuant to software and service agreements with BRiT and its affiliates. The Company continues to provide services for BRiT and its affiliates pursuant to these agreements and expects to receive payments for such services.

        During 2003, the Company intends to hire Rahul Raina as the Director Business Process Outsourcing for Delphi Consulting Division of ebix.com, Inc. He is to be paid an annual salary of $90,000 and is to be granted options to purchase 25,000 shares of Common Stock of the Company. Rahul Raina is the brother of Robin Raina, CEO.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebix.com, Inc. (Registrant)
By:	/s/ ROBIN RAINA Robin Raina Chairman of the Board President and Chief Executive Officer

Date: April 30, 2003

Certifications

I, Robin Raina, certify that:

        1.    I have reviewed this annual report on Form 10-K of ebix.com, Inc., as amended (the "annual report");

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

Date: April 30, 2003	/s/ ROBIN RAINA Robin Raina Chairman of the Board, Chief Executive Officer and President

I, Richard J. Baum, certify that:

        1.    I have reviewed this annual report on Form 10-K of ebix.com, Inc., as amended (the "annual report");

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

Date: April 30, 2003	/s/ RICHARD J. BAUM Richard J. Baum Executive Vice President— Finance and Administration, Chief Financial Officer and Secretary

QuickLinks

Part III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS