Form 10-Q
period 2003-03-31
EBIX COM INC
filed 2003-05-15
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 8, 2003, the number of shares of Common Stock outstanding was 2,291,143.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

ebix.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,703	$4,993
Accounts receivable, less allowance of $672 and $634	3,323	2,863
Other current assets	213	340
Total current assets	9,239	8,196
Property and equipment, net	1,181	1,131
Capitalized software, net	191	218
Other assets	422	421
Total assets	$11,033	$9,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,838	$1,727
Accrued payroll and related benefits	380	342
Current portion of long-term debt	106	106
Current portion of capital lease obligations	118	114
Deposit liabilities	8	10
Deferred revenue	3,330	2,869
Total current liabilities	5,780	5,168
Long-term debt, less current portion	—	—
Capital lease obligation, less current portion	42	73
Other liabilities	—	—
Total liabilities	5,822	5,241
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,291,143 shares issued and outstanding	229	229
Additional paid-in capital	88,432	88,441
Deferred compensation	(351)	(366)
Accumulated deficit	(83,404)	(83,920)
Accumulated other comprehensive income	305	341
Total stockholders’ equity	5,211	4,725
Total liabilities and stockholders’ equity	$11,033	$9,966

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenue:
Software	$210	$425
Services and other	3,402	2,920
Total revenue	3,612	3,345
Operating expenses:
Services and other costs	1,005	992
Product development	360	651
Sales and marketing	461	515
General and administrative	1,164	882
Total operating expenses	2,990	3,040
Operating income	622	305
Interest income	15	19
Interest expense	(5)	(14)
Foreign exchange loss	(49)	(4)
Income before income taxes	583	306
Income tax expense	(67)	(108)
Net income	$516	$198

Basic and diluted net income per common share	$0.23	$0.09

Basic and diluted weighted average shares outstanding	2,291	2,291

See accompanying notes to consolidated financial statements.

ebix.com, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$516	$198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97	90
Stock-based compensation	6	2
Provision for doubtful accounts	35	175
Changes in assets and liabilities:
Accounts receivable	(495)	(450)
Other assets	126	(43)
Accounts payable and accrued expenses	111	(175)
Accrued payroll and related benefits	38	(29)
Deposit liabilities, deferred revenue and other liabilities	459	130
Net cash provided by (used in) operating activities	893	(102)
Cash flows from investing activities:
Capital expenditures	(120)	(25)
Net cash used in investing activities	(120)	(25)
Cash flows from financing activities:
Repayments of debt	—	(5)
Principal payments under capital lease obligations	(27)	(38)
Net cash used in financing activities	(27)	(43)
Effect of foreign exchange rates on cash	(36)	16
Net change in cash and cash equivalents	710	(154)
Cash and cash equivalents at the beginning of the period	4,993	6,167
Cash and cash equivalents at the end of the period	$5,703	$6,013

Supplemental disclosures of cash flow information:
Interest paid	$5	$11
Income taxes paid	$—	$20

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – These consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current presentation.

Summary of significant accounting policies— At March 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for options and warrants issued to employees, as well as the requirement of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model with the assumptions summarized in Note 13 of the Company’s Annual Report on form 10-K, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2003	March 31, 2002

Net income as reported	$516,000	$198,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(228,000)	(186,000)
Pro forma net income	$288,000	$12,000

Basic and diluted earnings per share, as reported	$0.23	$0.09
Basic and diluted earnings per share, pro forma	$0.13	$0.01

Note 2.   STOCK OPTIONS

During the first quarter of 2003, the Company did not grant any stock options.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of 32,000 shares, of which options to purchase 25,470 shares were outstanding at March 31, 2003.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 146%, risk free interest rate of 4.14% and a 10 year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over 4 years, but vesting accelerates if a performance target is achieved.  At March 31, 2003, non-employee options to purchase 20,256 shares were vested. The Company recognized compensation expense of approximately $6,000 and $2,000 related to these options during the three-month periods ended March 31, 2003 and March 31, 2002, respectively.

Note 3.   EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended March 31, 2003, the Company’s common stock equivalents consisted of stock options.  For the three months ended March 31, 2002, the Company’s common stock equivalents consisted of stock options and warrants. For the three months ended March 31, 2003 and March 31, 2002, there was no effect on the weighted average number of shares outstanding.  At March 31, 2003, there were 600,593 shares potentially issuable with respect to stock options which could dilute Basic EPS in the future.

Note 4.   COMPREHENSIVE  INCOME

	Three Months Ended March 31,
	2003	2002

Net income	$516,000	$198,000
Other comprehensive income – foreign currency translation adjustment	(36,000)	16,000
Comprehensive income	$480,000	$214,000

Note 5.   RELATED PARTY TRANSACTIONS

On April 27, 2001, the Company consummated the first closing contemplated by an agreement with BRiT Insurance Holdings PLC (“BRiT”).  Pursuant to the agreement, ebix issued 280,000 shares of its common stock to BRiT for $2,800,000.  As a result of the first closing, BRiT acquired an approximate 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated a second and final closing with BRiT.  Pursuant to this closing, ebix issued 588,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. (“IBS”), representing a 28 percent equity ownership interest in IBS. This final closing brought BRiT’s total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent. The total shares held by BRiT at March 31, 2003 was 930,163, representing an equity ownership of 40.6 percent.

During 2002, the Company entered into various software and service agreements with BRiT. During the first quarter of 2003, approximately $805,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2003 were $852,000. During the first quarter of 2002, approximately $607,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2002 were $670,000.

Note 6.   REVERSE STOCK SPLIT

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

The Company’s  “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition and estimating the allowance for doubtful accounts receivable. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,703,000 at March 31, 2003, compared to $4,993,000 at December 31, 2002.

During the three months ended March 31, 2003, the Company experienced positive operating cash flow of $893,000. This increase in positive cash flow from operations resulted primarily from net income for the quarter of $516,000 and deferred revenue transferred to revenue of $459,000 partially offset by an increase in accounts receivable of $495,000.

Cash used in investing activities of $120,000 represented capital expenditures made primarily as a result of the Company’s investment in India and the related purchase of assets for that location.  Cash used in financing activities of $27,000 resulted from the Company’s repayment of debt obligations.

The Company believes that future revenue growth will come from development projects, ebixASP, ebixExchange and call center services. The Company believes its cash balances and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on the Company's liquidity and cash in future periods (in thousands):

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	After 3 Years

Non-compete note payable	$106	$106	$—	$—

Non-cancelable operating leases	914	471	443	—

Non-cancelable capital leases	160	118	42	—

Total contractual cash obligations	$1,180	$695	$485	$—

Results of Operations

Three Month Period Ended March 31, 2003 Compared to the Three Month Period Ended March 31, 2002

Total Revenue - The Company’s revenue is derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Professional services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, initial registration and ongoing monthly subscription fees for the ebixASP product, fees for policy acceptance and transaction fees generated from the ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended March 31, 2003 increased $267,000, or 8.0%, to $3,612,000 from $3,345,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the first quarter of 2003 decreased $215,000 or 50.6%, from $425,000 for the comparable quarter of the prior year. As the Company has changed its focus to e-commerce products and services, the Company expects the substantial majority of future revenue to consist of services revenue.

Services Revenue — Total services revenue for the first quarter of 2003 increased $482,000, or 16.5%, from $2,920,000 for the comparable quarter of the prior year.  This increase was due to call center revenue of $214,000, self hosted ebixASP revenue of $293,000 and hosted ebixASP revenue of $186,000, partially offset by a decrease in INS-Site revenue and decrease in support revenue associated with legacy products.

The support revenue associated with the legacy products is decreasing due to a trend of declining renewals for these older product offerings. The Company expects that future services revenue will be derived from this support, as well as ebixASP registration and monthly fees, software development, conversion, training, call center and all transaction revenues from ebix.mall and ebixExchange (INS-Site).

During the first quarter of 2003 and 2002, approximately $805,000 and $607,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC ("BRiT") and its affiliates.  BRiT owns approximately 41% of the Company's common stock.

Services and other costs - Cost of services revenue includes costs associated with support, consulting, implementation and training services.  Total services and other costs for the quarter increased $13,000 or 1.3%, from $992,000 for the comparable quarter of the prior year.  This increase was due to an increase in services revenue.  Due to the change in product mix comprising services and other costs, the products with higher costs are a lower percentage of the total, resulting in approximately the same total costs on higher revenues.

Product Development Expenses - Total product development expenses for the first quarter of 2003 decreased $291,000, or 44.7%, from $651,000 for the comparable quarter of the prior year. The Company has established a wholly owned subsidiary located in Delhi, India.  In May 2002, the Company began to redirect product development activities to this subsidiary that were previously outsourced, resulting in lower development costs.

Sales and Marketing Expenses - Total sales and marketing expenses for the first quarter of 2003 decreased $54,000, or 10.5%, from $515,000 for the comparable quarter of the prior year.   This decrease was attributable to reduced spending on website related marketing and public relation expenses.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $282,000, or 32.0%, from $882,000 for the comparable quarter of the prior year.  This increase was due to a benefit recorded in first quarter 2002 related to the reversal of a royalty expense and an increase in costs related to the Company’s operations in India, which were established in May 2002.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,” and  “believes” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Quarterly Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements.  Such risks, uncertainties and other factors include those discussed in “Risk Factors” below. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospectus, and/or the market price of our common stock. This risk factors section is written in response to the Securities and Exchange Commission’s “plain English” guidelines. In this section the words “we,” “us,’ “our” and “ours” refer only to the Company and its subsidiaries and not any other person.

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

Our revenue from the support services we offer in connection with our legacy software products has been decreasing significantly over the course of the past few years. This decline can be attributed to the fact that many of our support clients are not renewing their support agreements with us, in many cases because they are no longer using our legacy software. Even if they are continuing to use our legacy software, our support clients may choose not to renew their support agreements if their legacy software products no longer require support or they use third party support. In addition, some of the clients who use our support services have reduced the level of support that we provide them, which in turn reduces our support revenue. This downward trend in our support revenue makes us particularly dependent upon our other sources of revenue. The new product lines and service offerings of our business are producing revenue but at a slower growth rate due to current economic conditions.

One customer currently provides approximately 18% of our total revenue.

Revenues from one customer, who owns approximately 41% of our common stock, represented approximately 15% of our total revenue in 2002 and approximately 18% in the three months ended March 31, 2003. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Adverse insurance industry economics could adversely effect our revenues.

We are dependent on the insurance industry, which may be adversely effected by current economic and world conditions.

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

•                                          Loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another.

•                                          Technical difficulties for our e-commerce services that hamper an agent’s ability to run its agency system hosted by us.

Our operating expenses are based in part on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

We could be subject to civil fines and penalties as a result of the SEC’s investigation of our financial reporting.

On August 11, 2000, we were advised that the SEC had issued a formal Order of Investigation and subpoenaed documents relating to our financial reporting since April 1, 1997, including, in particular, revenue recognition, software development cost capitalization, royalty costs and classification of cash receipts. We have submitted documents to the SEC upon the SEC’s request as part of the investigation. It is possible that the SEC could impose civil fines and penalties against us. An adverse finding against us by the SEC could negatively impact our stock price. In addition, we expect to continue to incur expenses associated with responding to this investigation, regardless of its outcome, and this investigation may divert the efforts and attention of our management team from normal business operations.

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

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

We may not be able to continue to develop new products to effectively adjust for rapid technological changes.

To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing our website and introducing new products and services to address our users’ changing demands.

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

We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our software business also experiences some competition from certain large hardware suppliers that sell systems and systems’ components to independent agencies and from small, independent or freelance developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Our Internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

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

We regard our intellectual property in general and our software in particular as critical to our success. It may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information which we regard as trade secrets. Existing copyright law affords only limited practical protections, and our software is unpatented.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States. In addition, during 2002 we expanded our development activities and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

•                                          the impact of recessions in foreign economies on the level of consumers’ insurance shopping and purchasing behavior;

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

Uncertainty in the marketplace regarding the use of Internet users’ personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses.

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

Because of the Internet’s popularity and increasing use, new laws and regulations directed specifically at e-commerce may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors, including the placing of small information files, or “cookies,” on a user’s hard drive to gather information, and related privacy issues; pricing; taxation; telecommunications over the Internet; content; copyrights; distribution; domain name piracy; and quality of products and services. The enactment of any additional laws or regulations, including international laws and regulations, could impede the growth of our revenue from our Internet operations and place additional financial burdens on our business.

Risks Related To Our Common Stock

The price of our common stock may be extremely volatile.

In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has recently experienced extreme price and volume fluctuations. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors which are, in large part, beyond our control:

•                                          announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;

•                                          trends or conditions in the insurance, software and Internet markets;

•                                          changes in market valuations of our competitors; and

•                                          general political, economic and market conditions.

In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management’s attention and resources could be diverted from our business.

The significant concentration of ownership of our common stock will limit your ability to influence corporate actions.

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of ebix.com, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of ebix.com and may affect the market price of our common stock. At May 8, 2003, BRiT Insurance Holdings plc held approximately 41% of our outstanding common stock and, together with our executive officers and directors, beneficially owned in excess of 50% of our outstanding common stock. As a result, those stockholders, if they act together are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2003.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Exhibits

99.1                   Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.2                   Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: May 14, 2003	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary

CERTIFICATIONS

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:	May 14, 2003	/s/ ROBIN RAINA
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2003	/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President – Finance & Administration, Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002