Form 10-Q
period 2003-06-30
EBIX COM INC
filed 2003-08-14
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 8, 2003, the number of shares of Common Stock outstanding was 2,291,143.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

ebix.com, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,779	$4,993
Accounts receivable, less allowance of $674 and $634	2,015	2,863
Other current assets	619	340
Total current assets	9,413	8,196
Property and equipment, net	1,371	1,131
Capitalized software, net	164	218
Other assets	422	421
Total assets	$11,370	$9,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,068	$1,727
Accrued payroll and related benefits	538	342
Current portion of long-term debt	106	106
Current portion of capital lease obligations	132	114
Deposit liabilities	5	10
Deferred revenue	3,239	2,869
Total current liabilities	6,088	5,168
Capital lease obligation, less current portion	—	73
Total liabilities	6,088	5,241
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,291,143 shares issued and outstanding	229	229
Additional paid-in capital	88,446	88,441
Deferred compensation	(348)	(366)
Accumulated deficit	(83,314)	(83,920)
Accumulated other comprehensive income	269	341
Total stockholders’ equity	5,282	4,725
Total liabilities and stockholders’ equity	$11,370	$9,966

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Software	$558	$559	$768	$984
Services and other	2,737	2,166	6,139	5,086
Total revenue	3,295	2,725	6,907	6,070
Operating expenses:
Services and other costs	773	765	1,778	1,726
Product development	430	397	790	1,047
Sales and marketing	499	268	960	783
General and administrative	1,375	1,291	2,539	2,205
Total operating expenses	3,077	2,721	6,067	5,761
Operating income	218	4	840	309
Interest income	20	21	35	40
Interest expense	(5)	(10)	(10)	(24)
Foreign exchange (loss) gain	(8)	2	(57)	(2)
Income before income taxes	225	17	808	323
Income tax expense	(136)	—	(202)	(108)
Net income	$89	$17	$606	$215

Basic net income per common share	$0.04	$0.01	$0.26	$0.09
Diluted net income per common share	$0.04	$0.01	$0.26	$0.09
Basic weighted average shares outstanding	2,291	2,291	2,291	2,291
Diluted weighted average shares outstanding	2,298	2,291	2,293	2,291

See accompanying notes to consolidated financial statements.

ebix.com, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$606	$215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	202	180
Stock-based compensation	23	—
Provision for doubtful accounts	40	193
Changes in assets and liabilities:
Accounts receivable	808	101
Other assets	(280)	(221)
Accounts payable and accrued expenses	341	(761)
Accrued payroll and related benefits	196	(49)
Deposit liabilities and deferred revenue	365	523
Net cash provided by operating activities	2,301	181
Cash flows from investing activities:
Capital expenditures	(388)	(151)
Net cash used in investing activities	(388)	(151)
Cash flows from financing activities:
Repayments of debt	—	(9)
Principal payments under capital lease obligations	(55)	(73)
Net cash used in financing activities	(55)	(82)
Effect of foreign exchange rates on cash	(72)	139
Net change in cash and cash equivalents	1,786	87
Cash and cash equivalents at the beginning of the period	4,993	6,167
Cash and cash equivalents at the end of the period	$6,779	$6,254

Supplemental disclosures of cash flow information:
Interest paid	$10	$21
Income taxes paid	$154	$20

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

Summary of significant accounting policies—

Revenue recognition -We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-99, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

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

For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue have been deferred until acceptance has taken place.  In addition all costs incurred in connection with these contracts have been expensed, as the Company has been unable to estimate the total costs to achieve customer acceptance.

Revenues related to hosting arrangements, including ebixASP, are recognized ratably over the term of the agreement, including monthly fees as well as any initial registration fees and related custom programing.  ebix.mall referral, acceptance and transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectiblity is reasonably assured.

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

Software arrangements involving significant customization, modification or production are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method.  The Company recognizes revenue using actual hours worked as a percentage of total expected hours required by the arrangement provided that the fee is fixed and determinable and collection of the receivable is considered probable.

Stock options- At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for options and warrants issued to employees, as well as the requirement of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income as reported	$89,000	$17,000	$606,000	$215,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93,000)	(186,000)	(321,000)	(372,000)
Pro forma net income (loss)	$(4,000)	$(169,000)	$285,000	$(157,000)

Basic and diluted earnings per share, as reported	$0.04	$0.01	$0.26	$0.09
Basic and diluted earnings (loss) per share, pro forma	$(0.01)	$(0.07)	$0.12	$(0.07)

Recently Issued Accounting Pronouncements-In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus are not expected to have a significant effect on the Company’s results of operations or financial position.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a significant effect on the Company’s financial position or results of operations.

Note 2.  STOCK OPTIONS

During the first and second quarters of 2003, the Company did not grant any stock options.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of 32,000 shares, of which options to purchase 16,875 shares were outstanding at June 30, 2003.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123, using the following assumptions: volatility of 146%, risk free interest rate of 3.54% and a 10 year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a specified level. Options issued in 2001 vest over 4 years, but vesting accelerates if a performance target is achieved.  At June 30, 2003, non-employee options to purchase 11,920 shares were vested. The Company recognized compensation expense of approximately $17,000 related to these options during the three-month period ended June 30, 2003. The Company recognized a credit to compensation expense of approximately $2,000 related to these options during the three-month period ended June 30, 2002. The Company recognized compensation expense of approximately $23,000 and $0 related to these options during the six-month periods ended June 30, 2003 and June 30, 2002, respectively.

Note 3.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the weighted average of the sum of the number of shares outstanding and common stock equivalents. For the three and six months ended June 30, 2003, the Company’s common stock equivalents consisted of stock options.  For the three and six months ended June 30, 2002, the Company’s common stock equivalents consisted of stock options and warrants. For the three and six months ended June 30, 2003, the effect of the calculation resulted in an increase in the weighted average number of shares outstanding of 7,088 and 1,814, respectively.  At June 30, 2003, there were 582,854 shares potentially issuable with respect to stock options which could dilute Basic EPS in the future.

Note 4.  COMPREHENSIVE  INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$89,000	$17,000	$606,000	$215,000
Other comprehensive income – foreign currency translation adjustment	(36,000)	123,000	(72,000)	139,000
Comprehensive income	$53,000	$140,000	$534,000	$354,000

Note 5.  RELATED PARTY TRANSACTIONS

On April 27, 2001, the Company consummated the first closing contemplated by an agreement with BRiT Insurance Holdings PLC (“BRiT”).  Pursuant to the agreement, ebix issued 280,000 shares of its common stock to BRiT for $2,800,000.  As a result of the first closing, BRiT acquired an approximate 16.4 percent equity ownership interest in the Company, becoming its largest stockholder. On June 29, 2001, the Company consummated a second and final closing with BRiT.  Pursuant to this closing, ebix issued 588,000 shares of ebix common stock to BRiT in return for cash consideration of $4,200,000 and BRiT’s transfer to ebix of approximately half of its common stock investment in Insurance Broadcast Systems Inc. (“IBS”), representing a 28 percent equity ownership interest in IBS. This final closing brought BRiT’s total cash investment in ebix to $7,000,000 and increased its equity ownership to approximately 38 percent. The total shares held by BRiT at June 30, 2003 was 930,163, representing an equity ownership of 40.6 percent.

During 2002, the Company entered into various software and service agreements with BRiT. During the first quarter of 2003, approximately $805,000 was recognized as revenue from BRiT and its affiliates. During the second quarter of 2003, approximately $179,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at June 30, 2003 were $109,000. During the first quarter of 2002, approximately $607,000 was recognized as revenue from BRiT and its affiliates. During the second quarter of 2002, approximately $36,000 was recognized as revenue from BRiT and its affiliates.

Note 6.  REVERSE STOCK SPLIT

On October 1, 2002, the Company’s common stock began trading on a 1-for-8 reverse split basis. The Company’s stockholders approved the reverse split at a special meeting of stockholders held on September 30, 2002.  The reverse split was intended to return the Company to compliance with the continued listing standards of the NASDAQ SmallCap Market, in particular the minimum bid price requirement.  All 2002 share information in these consolidated financial statements and footnotes has been retroactively adjusted to reflect the reverse stock split.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and the related notes  included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,779,000 at June 30, 2003, compared to $4,993,000 at December 31, 2002.

During the six months ended June 30, 2003, the Company experienced positive operating cash flow of $2,301,000. This increase in cash flow from operations resulted primarily from net income for the period of $606,000, receivables collected of $808,000, an increase in payables of $341,000, an increase in deferred revenue of $370,000 and an increase in accrued payroll and related benefits of $196,000, partially offset by an increase in other current assets of $280,000.

Cash used in investing activities of $388,000 in the first six months of 2003 represented capital expenditures made primarily as a result of the Company’s investment in operations in India and the related purchase of assets for that location.  Cash used in financing activities of $55,000 in the first six months of 2003 resulted from the Company’s repayment of capital lease obligations.

The Company believes that future revenue growth will come from services associated with development projects, ebixASP, ebixExchange and call center operations. The Company believes its cash balances and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	After 3 Years

Non-compete note payable	$106	$106	$—	$—

Non-cancelable operating leases	2,516	600	1,014	902

Non-cancelable capital leases	132	132	—	—

Total contractual cash obligations	$2,754	$838	$1,014	$902

Results of Operations

Three Month Period Ended June 30, 2003 Compared to the Three Month Period Ended June 30, 2002

Total Revenue - The Company’s revenue is derived from the licensing and sale of proprietary software and third party software (“Software”) and from the sale of  professional services and support services (“Services”). Professional services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, initial registration and ongoing monthly subscription fees for the ebixASP product, and transaction fees generated from the ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended June 30, 2003 increased $570,000, or 21.0%, to $3,295,000 from $2,725,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly “cd”) products,  legacy products, and other third party software.  Total software revenue for the second quarter of 2003 was approximately equal to that for the second quarter of the prior year. As the Company has changed its focus to e-commerce products and services, the Company expects the substantial majority of future revenue to consist of revenue from Services.

Services Revenue — Total services revenue for the second quarter of 2003 increased $571,000, or 26.4%, from $2,166,000 for the comparable quarter of the prior year.  This increase was due to increases in call center revenue of $278,000, hosted ebixASP revenue of $169,000, consulting revenues of $319,000, self hosted ebixASP revenue of $46,000, and ebix.mall revenues of $30,000 partially offset by a decrease in INS-Site revenue of $163,000 and decrease in support revenue associated with legacy products of $108,000.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings. The Company expects that future services revenue will be derived from this support, as well as ebixASP registration and monthly fees, software development, conversion, training, call center and all transaction revenues from ebix.mall and ebixExchange (INS-Site).

During the second quarters of 2003 and 2002, approximately $179,000 and $36,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates related to call center and development projects.  BRiT owns approximately 41% of the Company’s common stock as of June 30, 2003.

Services and other costs - Cost of services revenue includes costs associated with support, consulting, implementation and training services.  Total services and other costs for the quarter increased $8,000 or 1.0%, from $765,000 for the comparable quarter of the prior year.  This increase was due to the increase in services revenue.  Due to a change in the product mix comprising Services, products with higher costs represent a lower percentage of the total, resulting in approximately the same total costs on higher revenues.

Product Development Expenses - Total product development expenses for the second quarter of 2003 increased $33,000, or 8.3%, from $397,000 for the comparable quarter of the prior year.  This increase was due to an increase in facility costs.

Sales and Marketing Expenses - Total sales and marketing expenses for the second quarter of 2003 increased $231,000, or 86.2%, from $268,000 for the comparable quarter of the prior year.  This increase was attributable to increases in facility costs, salary and travel and entertainment costs as a result of an increase in headcount.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $84,000, or 6.5%, from $1,291,000 for the comparable quarter of the prior year.  This increase was due to an increase in executive management bonus accruals partially offset by an increase in the allocation of facility costs to other cost centers.

Six Month Period Ended June 30, 2003 Compared to the Six Month Period Ended June 30, 2002

Total Revenue - Total revenue for the six-month period ended June 30, 2003 increased $837,000, or 13.8%, to $6,907,000 from $6,070,000 for the comparable period.

Software Revenue -  Total software revenue for the six-month period ended June 30, 2003 decreased $216,000, or 22.0%, from $984,000 for the comparable period of the prior year. As the Company has changed its focus to e-commerce products and services, the Company expects the substantial majority of future revenue to consist of services revenue.

Services Revenue — Total services revenue for six-month period ended June 30, 2003 increased $1,053,000, or 20.7%, from $5,086,000 for the comparable period of the prior year.  This increase was due to increases in call center revenue of $492,000, self hosted ebixASP revenue of $339,000, hosted ebixASP revenue of $361,000, consulting revenues of $449,000, and ebix.mall revenues of $30,000 partially offset by a decrease in INS-Site revenue of $389,000 and decrease in support revenue associated with legacy products of $229,000.

During the six-month periods ended June 30, 2003 and 2002, approximately $984,000 and $643,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates related to call center and development projects.  BRiT owns approximately 41% of the Company’s common stock as of June 30, 2003.

Services and other costs - Cost of services includes costs associated with support, consulting, implementation and training services.  Total services and other costs for the six-month period ended June 30, 2003 increased $52,000 or 3.0%, from $1,726,000 for the comparable period of the prior year.  This increase was due to an increase in services revenue.  Due to a change in the product mix comprising Services, products with higher costs represent a lower percentage of the total, resulting in approximately the same total costs on higher revenues.

Product Development Expenses - Total product development expenses for the six-month period ended June 30, 2003 decreased $257,000, or 24.5%, from $1,047,000 for the comparable period of the prior year. The Company has established a wholly owned subsidiary located in Delhi, India.  In May 2002, the Company began to redirect product development activities to this subsidiary that were previously outsourced, resulting in lower development costs.

Sales and Marketing Expenses - Total sales and marketing expenses for the six-month period ended June 30, 2003 increased $177,000, or 22.6%, from $783,000 for the comparable period of the prior year. This increase was attributable to increases in facility costs, salary and travel and entertainment costs as a result of an increase in headcount

General and Administrative Expenses —Total general and administrative expenses for the six-month period ended June 30, 2003 increased $334,000, or 15.1%, from $2,205,000 for the comparable period of the prior year.  This increase was due to an increase in executive management bonus accruals, a benefit recorded in first quarter 2002 related to the reversal of a royalty expense and an increase in costs related to the Company's operations in India, which were established in May 2002.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward-looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,” and “believes” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward-looking statements included in this Quarterly Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward-looking statements.  Such risks, uncertainties and other factors include those discussed in “Risk Factors” below. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update or revise any such factors or any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospectus, and/or the market price of our common stock. This risk factors section is written in response to the Securities and Exchange Commission’s “plain English” guidelines. In this section, the words “we,” “us,’ “our” and “ours” refer only to the Company and its subsidiaries and not any other person.

Risks Related To Our Business and Our Industry

You may have difficulty evaluating our business because of our limited history of operating Internet and call center businesses.

Although our predecessor began operations in 1976, we did not begin any Internet operations until September 1999 and did not begin generating revenues from these operations until the fourth quarter of 2000. We did not begin any call center operations or begin generating revenues from these operations until the first quarter of 2003.  Accordingly, we have a limited history in operating our Internet and call center businesses on which you can evaluate our company and prospects. We cannot be certain that our Internet and call center business strategies will be successful, because these strategies are new. Our early-stage Internet and call center operations will be particularly susceptible to the risks and uncertainties described in these risk factors and likely to incur the expenses associated with addressing them. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce, and using new and unproven business models.

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

One customer currently provides a significant percentage of our total revenue.

Revenues from one customer, BRiT Insurance Holdings PLC, which owns approximately 41% of our common stock, represented approximately 15% of our total revenue in 2002 and approximately 14% in the six months ended June 30, 2003. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results include:

•                                          Changes in insurance agents’ and carriers’ consumer acceptance of Internet commerce.

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

We may need to raise additional funds in the future to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If additional funds are raised by our issuing equity or equity-linked securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our activities.

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

If we infringe on the proprietary rights of others, we may be at a competitive disadvantage,  and any related litigation could be time consuming and costly.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States. In addition, commencing in 2002 we began development activities, call center services, and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

•                                          burdensome regulatory requirements, other trade barriers and differing business practices;

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

If we do not offer sufficient security features in our online product and service offerings, our products and services may not gain market acceptance, and we could be exposed to legal liability. Despite the measures that we may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditure, to protect against or remedy security breaches. Additionally, if we are unable to adequately address our customers’ concerns about security, we may have difficulty selling our goods and services.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of ebix.com, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of ebix.com and may affect the market price of our common stock. At June 30, 2003, BRiT Insurance Holdings plc held approximately 41% of our outstanding common stock and, together with our executive officers and directors, beneficially owned in excess of 50% of our outstanding common stock. As a result, those stockholders, if they act together are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2003.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II — OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Exhibits

10.1                   Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC, relating to the premises at Five Concourse Parkway, Atlanta, Georgia.

31.1                   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.2                   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1                   Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

32.2                   Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

(b)                         Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 3, 2003 (pursuant to Sections 7, 9 and 12 thereof) to report year end results issued by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: August 13, 2003	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC, relating to the premises at Five Concourse Parkway, Atlanta, Georgia.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a)-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a)-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002