Form 10-Q
period 2003-09-30
EBIX COM INC
filed 2003-11-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, the number of shares of Common Stock outstanding was 2,291,143.

ebix.com, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

ebix.com, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except for share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,170	$4,993
Accounts receivable, less allowance of $641 and $634	1,822	2,863
Other current assets	473	340
Total current assets	9,465	8,196
Property and equipment, net	1,355	1,131
Capitalized software, net	136	218
Other assets	538	421
Total assets	$11,494	$9,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,046	$1,833
Accrued payroll and related benefits	862	342
Current portion of capital lease obligations	103	114
Deferred revenue	2,549	2,879
Total current liabilities	5,560	5,168
Capital lease obligation, less current portion	—	73
Total liabilities	5,560	5,241
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,291,143 shares issued and outstanding	229	229
Additional paid-in capital	88,532	88,441
Deferred compensation	(430)	(366)
Accumulated deficit	(82,739)	(83,920)
Accumulated other comprehensive income	342	341
Total stockholders’ equity	5,934	4,725
Total liabilities and stockholders’ equity	$11,494	$9,966

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Software	$373	$583	$1,141	$1,567
Services and other	3,795	3,093	9,934	8,179
Total revenue	4,168	3,676	11,075	9,746
Operating expenses:
Services and other costs	1,230	1,147	3,008	2,873
Product development	408	347	1,198	1,395
Sales and marketing	411	431	1,371	1,214
General and administrative	1,460	1,286	3,999	3,490
Total operating expenses	3,509	3,211	9,576	8,972
Operating income	659	465	1,499	774
Interest income	22	27	57	66
Interest expense	(4)	(9)	(14)	(32)
Foreign exchange gain (loss)	1	2	(56)	—
Income before income taxes	678	485	1,486	808
Income taxes	(103)	17	(305)	(92)
Net income	$575	$502	$1,181	$716

Basic net income per common share	$0.25	$0.22	$0.52	$0.31
Diluted net income per common share	$0.24	$0.22	$0.51	$0.31
Basic weighted average shares outstanding	2,291	2,291	2,291	2,291
Diluted weighted average shares outstanding	2,351	2,291	2,304	2,291

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$1,181	$716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	315	278
Stock-based compensation	27	10
Provision for doubtful accounts	7	261
Changes in assets and liabilities:
Accounts receivable	914	51
Other current assets	(133)	(427)
Accounts payable and accrued expenses	213	(883)
Accrued payroll and related benefits	520	(248)
Deferred revenue	(330)	(126)
Net cash provided by (used in) operating activities	2,714	(368)
Cash flows from investing activities:
Capital expenditures	(454)	(237)
Net cash used in investing activities	(454)	(237)
Cash flows from financing activities:
Repayments of debt	—	(87)
Principal payments under capital lease obligations	(84)	(111)
Net cash used in financing activities	(84)	(198)
Effect of foreign exchange rates on cash	1	137
Net change in cash and cash equivalents	2,177	(666)
Cash and cash equivalents at the beginning of the period	4,993	6,167
Cash and cash equivalents at the end of the period	$7,170	$5,501

Supplemental disclosures of cash flow information:
Interest paid	$14	$29
Income taxes paid	$40	$—
Intangible asset received in settlement of accounts receivable	$120	$—

See accompanying notes to consolidated financial statements.

ebix.com, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – These consolidated financial statements of ebix.com, Inc. and subsidiaries (collectively the “Company” or “ebix”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

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

Summary of significant accounting policies—

Revenue recognition -We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to transactions involving the sale of software.

The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, delivery has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists.  Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses, and is generally recognized upon delivery together with the Company’s license revenue.  Training, data conversion, installation, and consulting services are generally recognized as revenue when the services are performed and collectibility is reasonably assured.  Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

For software arrangements accounted for under SOP 97-2 containing multiple elements, revenue is recognized on delivered elements when vendor-specific objective evidence (VSOE) of fair value has been established on the undelivered elements, applying the residual method of SOP 98-9.  Fair value is determined for each undelivered element based on the price charged for the sale of each element separately.  In contracts that contain first year maintenance bundled with software fees, the deferral of maintenance revenue is based on the price charged for renewal maintenance.

Revenues related to hosting arrangements, including ebixASP, are recognized ratably over the term of the agreement, including monthly fees and any initial registration fees and related custom programming.  ebix.mall referral, acceptance and transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectiblity is reasonably assured.

Deferred revenue includes maintenance and support, amounts received under multi-element arrangements for which VSOE of undelivered elements does not exist, and initial registration fees and related service fees under hosting agreements.  Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

Software arrangements involving significant customization, modification or production are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method.  The Company recognizes revenue using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is considered probable.

Stock options- At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for options and warrants issued to employees, as well as the requirement of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

While the Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans, had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income as reported	$575,000	$502,000	$1,181,000	$716,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,000	—	4,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(226,000)	(209,000)	(679,000)	(581,000)
Pro forma net income	$353,000	$293,000	$506,000	$135,000

Basic earnings per share, as reported	$0.25	$0.22	$0.52	$0.31
Diluted earnings per share, as reported	$0.24	$0.22	$0.51	$0.31
Basic earnings per share, pro forma	$0.15	$0.13	$0.22	$0.06
Diluted earnings per share, pro forma	$0.15	$0.13	$0.22	$0.06

Note 2.  STOCK OPTIONS

During the first and second quarters of 2003, the Company did not grant any stock options. During the third quarter of 2003, the Company granted options to purchase 122,000 shares of the Company’s common stock to employees under the Company’s 1996 Stock Incentive Plan.  During the third quarter of 2003, the Company granted options to purchase 25,000 shares of the Company’s common stock to an employee in connection with his joining the Company, which were not granted under the Company’s 1996 Stock Incentive Plan.  These options were granted with an exercise price below the fair market value of the Company's common stock on the date of approval.  Accordingly, the Company incurred a charge of $4,000 during the quarter related to these options and will incur $6,000 in each future quarter over the next four years.

The Company has granted options outside the Company’s stock option plans to non-employees to purchase up to an aggregate of 32,000 shares, of which options to purchase 16,875 shares were outstanding at September 30, 2003.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123, using the following assumptions: volatility of 146%, risk free interest rate of 4.16%, 0% dividend rate and a 10 year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a specified level. Options issued in 2001 vest over 4 years, but vesting accelerates if a performance target is achieved.  At September 30, 2003, non-employee options to purchase 13,583 shares were vested. The Company recognized a credit to compensation expense of approximately $1,000 related to these options during the three-month period ended September 30, 2003. The Company recognized compensation expense of approximately $10,000 related to these options during the three-month period ended September 30, 2002. The Company recognized compensation expense of approximately $23,000 and $10,000 related to these options during the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

Note 3.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the weighted average of the sum of the number of shares outstanding and common stock equivalents. For the three and nine months ended September 30, 2003 and the three months ended September 30, 2002, the Company’s common stock equivalents consisted entirely of stock options. For the nine months ended September 30, 2002, the Company’s common stock equivalents consisted of stock options and warrants. For the three and nine months ended September 30, 2003, the effect of the calculation resulted in an increase in the weighted average number of shares outstanding of 59,593 and 13,090, respectively. For the three months ended September 30, 2002, there was no effect on the weighted average number of shares outstanding. For the nine months ended September 30, 2002, the effect of the calculation resulted in an increase in the weighted average number of shares outstanding of 36. For the three and nine months ended September 30, 2003, there were 424,632 and 642,191 shares potentially issuable with respect to outstanding stock options, which could dilute Basic EPS in the future.  For the three and nine months ended September 30, 2002, there were 556,995 and 555,082 shares potentially issuable with respect to outstanding stock options, which could dilute Basic EPS in the future.

Note 4.  COMPREHENSIVE  INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$575,000	$502,000	$1,181,000	$716,000
Other comprehensive income – foreign currency translation adjustment	73,000	(3,000)	1,000	137,000
Comprehensive income	$648,000	$499,000	$1,182,000	$853,000

Note 5.  RELATED PARTY TRANSACTIONS

At September 30, 2003, BRiT Insurance Holdings PLC (“BRiT”) held 930,163 shares of the Company's common stock, representing an equity ownership of 40.6 percent.

During 2002 and 2003, the Company entered into various software and service agreements with BRiT and its affiliates. For the three and nine months ended September 30, 2003, approximately $1,502,000 and $2,486,000, respectively was recognized as revenue from BRiT and its affiliates. For the three and nine months ended September 30, 2002, approximately $588,000 and $1,231,000, respectively was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at September 30, 2003 were $224,000.

Note 6.  REVERSE STOCK SPLIT

On October 1, 2002, the Company’s common stock began trading on a 1-for-8 reverse split basis. The Company’s stockholders approved the reverse split at a special meeting of stockholders held on September 30, 2002.  The reverse split was intended to return the Company to compliance with the continued listing standards of the NASDAQ SmallCap Market, in particular the minimum bid price requirement.  All 2002 share and share-related information in these consolidated financial statements and footnotes, and elsewhere in this Quarterly Report has been retroactively adjusted to reflect the reverse stock split.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Critical Accounting Policies

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition and estimating the allowance for doubtful accounts receivable. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $7,170,000 at September 30, 2003, compared to $4,993,000 at December 31, 2002.

During the nine months ended September 30, 2003, the Company experienced positive operating cash flow of $2,714,000. This increase in cash flow from operations resulted primarily from net income for the period of $1,181,000, $349,000 of non-cash items, receivables collected of $914,000, an increase in payables of $213,000 and an increase in accrued payroll and related benefits of $520,000, partially offset by an increase in other current assets of $133,000 and a decrease in deferred revenue of $330,000.

Cash used in investing activities of $454,000 in the first nine months of 2003 represented capital expenditures made primarily as a result of the Company’s investment in operations in India and the related purchase of assets for that location.  Cash used in financing activities of $84,000 in the first nine months of 2003 resulted from the Company’s repayment of capital lease obligations.

The Company believes that future revenue growth will come from services associated with development projects, ebixASP and call center operations. The Company believes its cash balances and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

The following summarizes the Company’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	After 3 Years

Non-compete note payable	$106	$106	$—	$—

Non-cancelable operating leases	2,253	451	955	847

Non-cancelable capital leases	103	103	—	—

Total contractual cash obligations	$2,462	$660	$955	$847

Results of Operations

Three-Month Period Ended September 30, 2003 Compared to the Three-Month Period Ended September 30, 2002

Total Revenue - The Company’s revenue is derived from the licensing and sale of proprietary software and third party software (“Software”) and from the sale of professional services and support services (“Services”). Professional services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, initial registration and ongoing monthly subscription fees for the ebixASP product, and transaction fees generated from the ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended September 30, 2003 increased $492,000, or 13.4%, to $4,168,000 from $3,676,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of ebix (formerly “cd”) products, legacy products, and other third party software.  Total software revenue for the third quarter of 2003 decreased $210,000, or 36.0%, from $583,000 from the comparable quarter in the prior year. As the Company has changed its focus to e-commerce products and services which included ebixASP, the Company expects the substantial majority of future revenue to consist of revenue from Services.

Services Revenue — Total services revenue for the third quarter of 2003 increased $702,000, or 22.7%, from $3,093,000 for the comparable quarter of the prior year.  This increase was due to increases in call center revenue of $243,000, hosted ebixASP revenue of $242,000, consulting revenues of $622,000, and ebix.mall revenues of $27,000, offset by a decrease in INS-Site revenue of $48,000 and a decrease in support revenue associated with legacy products of $384,000.

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

During the third quarters of 2003 and 2002, approximately $1,502,000 and $588,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates related to call center and development projects.  BRiT owned approximately 41% of the Company’s common stock as of September 30, 2003.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $83,000, or 7.2%, from $1,147,000 for the comparable quarter of the prior year.  This increase was due to the increase in services revenue.  Due to a change in the product mix comprising Services, products with higher costs represented a lower percentage of the total, resulting in total services costs rising at a significantly lower rate than sevices revenue.

Product Development Expenses - Total product development expenses for the third quarter of 2003 increased $61,000, or 17.6%, from $347,000 for the comparable quarter of the prior year.  This increase was due to an increase in salary costs as a result of an increase in headcount in India.

Sales and Marketing Expenses - Total sales and marketing expenses for the third quarter of 2003 decreased $20,000, or 4.6%, from $431,000 for the comparable quarter of the prior year.  This decrease was attributable to a decrease in salary costs as a result of a decrease in headcount in this sales department.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $174,000, or 13.5%, from $1,286,000 for the comparable quarter of the prior year.  This increase was due to an increase in executive management bonus accruals, partially offset by a decrease in bad debt and professional fees.

Nine Month Period Ended September 30, 2003 Compared to the Nine Month Period Ended September 30, 2002

Total Revenue - Total revenue for the nine-month period ended September 30, 2003 increased $1,329,000, or 13.6%, to $11,075,000 from $9,746,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the nine-month period ended September 30, 2003 decreased $426,000, or 27.2%, from $1,567,000 for the comparable period of the prior year as a result of the decrease in sales of legacy products.

Services Revenue — Total services revenue for the nine-month period ended September 30, 2003 increased $1,755,000, or 21.5%, from $8,179,000 for the comparable period of the prior year.  This increase was due to increases in call center revenue of $577,000, self hosted ebixASP revenue of $202,000, hosted ebixASP revenue of $591,000, consulting revenues of $1,378,000, and ebix.mall revenues of $57,000, offset by a decrease in INS-Site revenue of $277,000 and a decrease in support revenue associated with legacy products of $773,000.

During the nine-month periods ended September 30, 2003 and 2002, approximately $2,486,000 and $1,231,000, respectively, was recognized as services revenue from BRiT and its affiliates related to call center and development projects.

Services and other costs - Total services and other costs for the nine-month period ended September 30, 2003 increased $135,000, or 4.7%, from $2,873,000 for the comparable period of the prior year.  This increase was due to the increase in services revenue.  Due to a change in the product mix comprising Services, products with higher costs represented a lower percentage of the total.

Product Development Expenses - Total product development expenses for the nine-month period ended September 30, 2003 decreased $197,000, or 14.1%, from $1,395,000 for the comparable period of the prior year. The Company has established a wholly-owned subsidiary located in Delhi, India.  In May 2002, the Company began to redirect product development activities to this subsidiary that were previously outsourced, resulting in lower development costs in the first six months of 2003 compared to the same period of the prior year.

Sales and Marketing Expenses - Total sales and marketing expenses for the nine-month period ended September 30, 2003 increased $157,000, or 12.9%, from $1,214,000 for the comparable period of the prior year. This increase was attributable to increased tradeshow and user group association expenses.

General and Administrative Expenses —Total general and administrative expenses for the nine-month period ended September 30, 2003 increased $509,000, or 14.6%, from $3,490,000 for the comparable period of the prior year.  This increase was due to an increase in executive management bonus accruals and an increase in costs related to the Company’s operations in India, which were established in May 2002.

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

Recently Issued Accounting Pronouncements -In May 2003, the FASB’s Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  EITF 00-21’s criteria govern how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately.  Specifically, the purpose of EITF 00-21 is to determine if separation is necessary and, if so, how to measure and allocate the arrangement consideration.  For publicly traded companies, EITF 00-21 is applicable for revenue arrangements entered into in periods beginning after June 15, 2003.  Accordingly, the Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements.  The adoption of EITF 00-21 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospectus, and/or the market price of our common stock. This risk factors section is written in response to the Securities and Exchange Commission’s “plain English” guidelines. In this section, the words “we,” “us,” “our” and “ours” refer only to the Company and its subsidiaries and not any other person.

Risks Related To Our Business and Our Industry

You may have difficulty evaluating our business because of our limited history of operating Internet, call center and other business process outsourcing.

Although our predecessor began operations in 1976, we did not begin any Internet operations until September 1999 and did not begin generating revenues from these operations until the fourth quarter of 2000.  We did not begin any call center operations or other business process outsourcing or begin generating revenues from these operations until the first quarter of 2003.  Accordingly, we have a limited history in operating our Internet, call center and other business process outsourcing on which you can evaluate our Company and prospects. We cannot be certain that our Internet, call center and other business process outsourcing strategies will be successful, because these strategies are new. Our early-stage Internet, call center and other business process outsourcing will be particularly susceptible to the risks and uncertainties described in these risk factors and likely to incur the expenses associated with addressing them. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce, and using new and unproven business models.

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

Revenues from one customer, BRiT Insurance Holdings PLC, which owns approximately 41% of our common stock, represented approximately 15% of our total revenue in 2002 and approximately 18% in the nine months ended September 30, 2003. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Adverse insurance industry economics could adversely affect our revenues.

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

On August 11, 2000, we were advised that the SEC had issued a formal Order of Investigation and subpoenaed documents relating to our financial reporting since April 1, 1997, including, in particular, revenue recognition, software development cost capitalization, royalty costs and classification of cash receipts. We have submitted documents to the SEC upon the SEC’s request as part of the investigation. It is possible that the SEC could impose civil fines and penalties against us. An adverse finding against us by the SEC could negatively impact our stock price. In addition, we may continue to incur expenses associated with responding to this investigation, regardless of its outcome, and this investigation may divert the efforts and attention of our management team from normal business operations.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States. In addition, commencing in 2002 we began development activities, call center services and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

Our call center business could be adversely affected by equipment or system interruptions at one or more of our call centers.

Our call center business is dependent upon our ability to protect our call centers, including the computer and telecommunications equipment and software systems at those centers, against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our call centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected.

Governmental regulation of the telemarketing industry may increase our costs and restrict the operation and growth of our call center business.

The telemarketing industry and, therefore, our call center business are subject to an increasing amount of governmental regulation.  In particular, telemarketers are now barred from contacting persons who have registered their phone numbers on the new National Do Not Call Registry maintained by the Federal Trade Commission.  We could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with these regulations.  Furthermore, our costs may increase as a result of having to comply with these regulations, and these regulations may limit our call center activities or reduce the demand for our call center services.

The outsourcing of business processes to foreign countries may be perceived negatively, which may reduce the demand for our services and lead to governmental regulation of these activities.

We enable companies to outsource certain business processes, including software development activities and call center services, to our operations in India.  Particularly in the current economic climate, there may be some negative perceptions of the outsourcing of such processes from the U.S. to India, which may reduce the demand for these services and may lead to governmental regulation affecting such activities.

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

If we do not offer sufficient security features in our online product and service offerings, our products and services may not gain market acceptance, and we could be exposed to legal liability. Despite the measures that we may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remedy security breaches. Additionally, if we are unable to adequately address our customers’ concerns about security, we may have difficulty selling our goods and services.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. At September 30, 2003, BRiT Insurance Holdings plc held approximately 41% of our outstanding common stock and, together with our executive officers and directors, beneficially owned in excess of 50% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

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

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2003.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.             CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ebix.com, Inc.

Date: November 10, 2003	By
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