Form 10-K
period 2003-12-31
EBIX INC
filed 2004-03-30
CIK 814549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

EBIX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0021975 (I.R.S. Employer Identification Number)
1900 E. Golf Road Schaumburg, Illinois (Address of principal executive offices)	60173 (Zip Code)

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

As of March 1, 2004, the number of shares of Common Stock outstanding was 2,738,990. As of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $5,306,677 (for this purpose, the Company has assumed that directors, executive officers, and holders of more than 10% of the Company's common stock are affiliates).

Documents Incorporated by Reference—Portions of the registrant's definitive proxy statement relating to its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

EBIX.COM, INC.

        On October 1, 2002, the Company's common stock began trading on a 1-for-8 reverse split basis. The Company's stockholders approved the reverse stock split at a special meeting of stockholders held on September 30, 2002. The reverse stock split returned the Company to compliance with the continued listing standards of the NASDAQ SmallCap Market, in particular the minimum bid price requirement. All share related information in this annual report on Form 10-K gives effect to the reverse stock split.

PART I

Item 1. BUSINESS

        Ebix, Inc. (the "Company"), which changed its name from ebix.com, Inc. on December 30, 2003, was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, Ebix, Inc. is referred to as the "Company," while Ebix.com (Ebix.com is a registered trademark of Ebix, Inc.) refers to the Company's website, including the Company's internet browser-based products described below.

        The Company is an international provider of software and Internet-based solutions for the insurance industry. International revenue accounted for 31%, 25% and 19% of total revenue in 2003, 2002 and 2001, respectively. Historically and during 2003, the Company's revenue has been derived primarily from the licensing and sale of software comprised of proprietary software and third-party software (10% of revenue in 2003) and from professional and support services (90% of revenue in 2003). Professional services include consulting, implementation, training, and project management provided to the Company's customers with installed systems and those in the process of installing systems. Also included in professional services are fees for software license maintenance, initial registration and ongoing monthly subscription fees from the EbixASP product, transaction fees generated from the Ebix.mall website, and business process outsourcing revenue.

        The Company's software and software maintenance customer list includes a majority of the largest 100 insurance brokerages and top 200 agencies in the United States and Canada, and many of the largest worldwide brokers. The Company estimates that its software operates on approximately 5,900 workstations and terminals at more than 2,000 customer sites.

        In May 2002, the Company established ebix Software India, Private Limited. The purpose of this subsidiary, which is located in Delhi, India, was to lower the Company's in-house development cost and provide a new source of revenue from the provision of business process outsourcing.

        On February 23, 2004 the Company acquired LifeLink Corporation ("LifeLink") located in Park City, Utah. LifeLink markets a number of software products that provide sales illustrations and quote comparison services to insurance carriers and wholesalers operating in the life insurance and long-term care markets. The Company acquired all of the outstanding stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,500,000, payable in cash and stock. See note 13 to the consolidated financial statements. The acquisition of LifeLink continues the Company's focus on the insurance industry while providing us with an entrée to the life insurance segment of the insurance market from both the agent/broker and carrier perspective.

        Information on the Company's revenues and fixed assets in different geographic areas is furnished in note 12 to the consolidated financial statements, included elsewhere herein.

        Industry overview—The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. Consolidation has involved both insurance brokers, who are the Company's primary customers, and insurance companies and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create both opportunities and challenges for the Company.

        Management believes consolidation will give brokers the opportunity to decrease distribution costs and eliminate labor-intensive tasks via automation. The Company believes that increasing competition will force brokers to improve service levels via improved automated processes such as quoting and claims processing. Management believes that the Company can partner with customers to provide integrated information management solutions, and fully leverage information technology and services.

        Management expects the consolidation of the insurance industry to create a marketplace of fewer yet more sophisticated brokers and agents. This environment may allow the Company unique opportunities to compete for market share with respect to product functionality, service and price.

        Products and Services—The Company's product and service strategy focuses on the following three areas: (1) worldwide sales and support of agency management systems including EbixASP, (2) expansion of connectivity between consumers, agents, carriers, and third party providers through Ebix.com, INS-Site, EbixExchange and LifeLink and (3) business process outsourcing services, which include software development, call center and back office, either off site or at the Company's facilities. Software delivered online through application service provider ("ASP") models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by international operations, LifeLink, development services, call center services and support.

        In 2001, the Company began marketing the EbixASP product to beta customers and it became available to the general public in 2002. EbixASP is a web-enabled system for insurance agencies to manage their businesses. EbixASP is sold both as a hosted and a self-hosted product. Revenues generated from the sale of EbixASP hosted by the Company are recorded in services revenue, while revenues generated from the sale of self-hosted EbixASP are recorded in software revenue. The Company hosted product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. The Company plans to attempt to enter into at least one joint venture to expand the sale of EbixASP worldwide during 2004.

        EbixExchange is an Internet based service developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers and is part of the total revenue generation from the other product offerings which feature EbixExchange as part of their technology. The service was completed in late 2002 and is currently being used for the download function in EbixASP and the rating functionality in the Company's business to consumer exchange, Ebix.mall. In May 2001, the Company purchased the INS-Site product line. The INS-Site product line could be characterized as an earlier model of EbixExchange, facilitating carrier-to-agent workflow such as download of policy information, upload of new business or policy change requests, as well as agent inquiry of key policy information such as status, billing and claims. INS-Site generates revenue through hosting and service fees.

        LifeLink markets a number of software products that provide sales illustrations and quote comparison services to insurance carriers and wholesalers operating in the life insurance and long-term care markets. The assets of LifeLink acquired by the Company were utilized by LifeLink in connection with the life insurance sales software applications business, and the Company intends to continue such use of these assets into the foreseeable future.

        Ebix.mall generates revenues through transaction fees billed to insurance agencies and carriers who use the Ebix.com website.

        The Company also provides development consulting to brokers, carriers, and agents. Some of the Company's recent projects for clients include an appointment to develop a reinsurance exchange for a European company, design and development of a carrier system over the web for a large European company, design and development of a sales system for a U.S. company, and development of an online application, underwriting, policy issuance, and claims system for an insurance carrier, as well as for a musical instrument insurance Managing General Agent (MGA). In addition, the Company has developed call center and business process outservice operations for retail agencies and insurance associations.

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

        The software products offered by the Company range in price from $85 per month per seat to $2,700 per license, depending on whether the customers are obtaining the products through a service hosted by the Company or hosting the products themselves, and the total contract value for certain multiple-site global brokers can be over $1,000,000. For the years ended December 31, 2003 and December 31, 2002, BRiT Insurance Holdings PLC (BriT) and its affiliates, accounted for approximately 23% and 17%, respectively, of consolidated revenue. See note 2 to the consolidated financial statements included in this Form 10-K. In addition to BriT and its affiliates, one international customer, AON, accounted for approximately 11% of consolidated revenue for the year ended December 31, 2003. For the year ended December 31, 2001, one domestic customer (including its foreign subsidiary), AON, accounted for approximately 10% of consolidated revenue.

        System Design and Architecture—The Company's new product offerings utilize the latest Internet based architecture. "Ebix.global" is a client/server based system, which runs on an Oracle relational database software technology. "Ebix.one" is operational on pervasive database software.

        EbixASP is an e-commerce enabled agency management system that can be hosted on an ASP basis by the Company or licensed to a customer to self-host. The product is hosted by the Company at a fully managed hosting facility, Sungard eSourcing ("Sungard"), using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with redundancy in terms of back ups and downtime. All agencies using EbixASP need only one software product, Microsoft Internet Explorer, as the back end software is hosted at Sungard.

        EbixExchange operates on Microsoft dotnet technology.

        INS-Site is one of the products offered by Ebix under the EbixExchange family of products. This product allows insurance data to be downloaded from and into multiple insurance company systems automatically. This product is hosted by Ebix.

        Backlog—There was no significant backlog as of December 31, 2003. The Company's backlog as of December 31, 2002 was approximately $929,000, consisting primarily of non-cancellable ASP contracts and related consulting services.

        Product Development—At December 31, 2003, the Company employed 80 (70 international and 10 domestic) full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the website. Development of custom software enhancements for customers can be used in system development for other customers.

        The Company's development focus is in four areas: (i) continued enhancement of EbixASP, (ii) developing technology for insurance carriers, brokers and agents, including, in some cases, hosting the systems developed, (iii) continued enhancement of EbixExchange, and (iv) continued maintenance of the Ebix.com website.

        Product development expenditures were $1,552,000, $1,779,000 and $2,033,000 in 2003, 2002 and 2001, respectively. Approximately $327,000 of development costs were capitalized during 2001. As the

Company has continued to refine its strategy and focus of using offshore resources, levels of efficiency have improved and, as a result, expenses have decreased.

        Competition—Management believes its principal competition varies by each area of focus.

        In the area of connectivity, the Company competes with a large carrier owned network that provides transaction connections to agents and carriers, and in-house systems developed by carriers. In addition, the Company competes, to a much lesser extent, with operators of several smaller websites that enter and leave the market on a regular basis.

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

        In the area of agency management systems, while the Company believes that EbixASP provides a strategic advantage for the Company, two companies provide client/server software which are in competition with those historically offered by the Company. These companies are larger than the Company and may have greater resources. Additionally, certain large hardware suppliers sell systems and system components to independent agencies. The Company also experiences competition to a much lesser extent from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware providers to supply systems to independent agencies.

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

        Key competitive factors for the Company's software, services and consulting are product technology, features and functions, ease of use, price, project management, service, reputation, reliability, effects of insurance regulation, insurance knowledge, technology expertise, and quality of customer support and training. Management believes that, overall, the Company competes favorably with respect to these factors.

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

        Employees—At December 31, 2003, the Company had 211 employees, including 14 in sales and marketing, 80 in product development, 55 in customer service and operations, 40 in call center and 22 in general management, administration and finance. None of the Company's employees is presently covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Risk Factors

        You should carefully consider the risks, uncertainties and other factors described below, along with all of the other information included in this annual report on Form 10-K, because they could materially and adversely affect our business, financial condition, operating results and prospects and/or the market price of our common stock. This risk factors section is written in response to the Securities and Exchange Commission's "plain English" guidelines. In this section, the words "we," "us," "our" and "ours" refer to the Company and not any other person.

Risks Related To Our Business and Our Industry

  You may have difficulty evaluating our business because of our limited history of Internet, call center and other business process outsourcing.

        Although our predecessor began operations in 1976, we did not begin any Internet operations until September 1999 and did not begin generating revenues from these operations until the fourth quarter of 2000. We did not begin any call center or other business process outsourcing operations or begin generating revenues from these operations until the first quarter of 2003. Accordingly, there is a limited history of these operations on which you can evaluate our company and prospects. We cannot be certain that our Internet, call center and other business process outsourcing strategies will be successful, because these strategies are new. Our early-stage Internet, call center and other business process outsourcing operations will be particularly susceptible to the risks and uncertainties described in these risk factors and more likely to incur the expenses associated with addressing them. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce, and using new and unproven business models.

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

  Two customers currently provide a significant percentage of our total revenue.

        Revenues from one customer, BRiT Insurance Holdings PLC, which at March 5, 2004 owned approximately 34.0% of our common stock and approximately 45% of CF Epic Insurance and General Fund, which at that date owned approximately 8.1% of our common stock, represented approximately 18% of our total revenue in 2003 and 15% of our total revenue in 2002. If revenues from this customer were to discontinue, our operating results could be adversely affected.

        Revenues from another international customer, AON, represented approximately 11% of our total revenue in 2003. If revenues from this customer were to discontinue, our operating results could be adversely affected.

  Adverse insurance industry economics could adversely affect our revenues.

        We are dependent on the insurance industry, which may be adversely affected by current economic and world political conditions.

  Our operating results may fluctuate dramatically.

        Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results include:

  •
  Changes in insurance agents' and carriers' consumer acceptance of Internet commerce;

  •
  Loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another; and

  •
  Technical difficulties for our internet focused services that hamper an agent's ability to run its agency system hosted by us.

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

        We recently acquired LifeLink and may in the future acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating LifeLink or any other acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of the LifeLink acquisition or any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

  We may not be able to continue to develop new products to effectively adjust for rapid technological changes.

        To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing our website and introducing new products and services to address our users' changing demands.

        The marketplaces in which we operate are characterized by:

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

        We regard our intellectual property in general and our software in particular as critical to our success. It may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information that we regard as trade secrets. Existing copyright law affords only limited practical protection, and our software is unpatented.

  If we infringe on the proprietary rights of others, we may be at a competitive disadvantage, and any related litigation could be time consuming and costly.

        Third parties may claim that we have violated their intellectual property rights. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of key personnel. To the extent that we violate a patent or other intellectual property right of a third party, we may be prevented from operating our business as planned, and we may be required to pay damages, to obtain a license, if available, to use the right or to use a non-infringing method, if possible, to accomplish our objectives.

  We depend on the continued services of our senior management and our ability to attract and retain other key personnel.

        Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Robin Raina, our President and Chief Executive Officer, and Richard J. Baum, our Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary. The loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, nor do we maintain key man life insurance policies on any of our key employees.

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

        We market our software internationally and plan to expand our Internet services to locations outside of the United States. In addition, commencing in 2002, we began development activities, call center services and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

  •
  political and economic instability.

        Furthermore, our entry into additional international markets requires significant management attention and financial resources, which could lessen our ability to manage our existing business effectively.

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

        The telemarketing industry and, therefore, our call center business are subject to an increasing amount of governmental regulation. In particular, telemarketers are now barred from contacting persons who have registered their phone numbers on the National Do Not Call Registry maintained by the Federal Trade Commission. We could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with these regulations. Furthermore, our costs may increase as a result of having to comply with these regulations, and these regulations may limit our call center activities or reduce the demand for our call center services.

  The outsourcing of business processes to foreign countries may be perceived negatively, which may reduce the demand for our services and lead to governmental regulation of these activities.

        We enable companies to outsource certain business processes, including software development activities and call center services, to our operations in India. There have been some increasingly negative perceptions of the outsourcing of such processes from the U.S. to India, which may reduce the demand for these services and may lead to governmental regulation affecting such activities.

Risks Related to Our Conduct of Business on The Internet

  Any disruption of our Internet connections could affect the success of our Internet based products.

        Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in Internet usage could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions frequently occur in the future, usage of our website could grow more slowly than anticipated or decline, and we may lose revenues and customers.

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

        If we do not offer sufficient security features in our online product and service offerings, our products and services may not gain market acceptance, and we could be exposed to legal liability. Despite the measures that we may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remedy security breaches. Additionally, if we are unable to adequately address our customers' concerns about security, we may have difficulty selling our goods and services.

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

        In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent years. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors which are, in large part, beyond our control:

  •
  announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;

  •
  trends or conditions in the insurance, software, business process outsourcing and Internet markets;

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

        The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At March 5, 2004, BRiT Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 43.4% of our outstanding common stock. In addition, at March 5, 2004, CF Epic Insurance and General Fund, of which BriT owns approximately 45% of the equity interests, beneficially owned 8.1% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

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

        Our certificate of incorporation could make it more difficult for a third party to acquire control of us, because it gives our Board of Directors the ability to issue shares of preferred stock with rights as they deem appropriate without stockholder approval. In addition, Delaware law contains an anti-takeover provision that could have the effect of delaying or preventing a change in control that stockholders may consider favorable. This provision prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

Item 2. PROPERTIES

        The Company's corporate headquarters are in Schaumburg (a suburb of Chicago), Illinois, where it leases a 2,900 square foot location. Substantially all corporate finance and administrative functions are located in Schaumburg. The Company and its subsidiaries lease additional office space of approximately 9,800 square feet in Atlanta, Georgia. The Company leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. The Company owns two facilities in India with total square footage of approximately 29,000 square feet. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders, held on October 17, 2003, the following members were elected to the Company's Board of Directors, each by the respective vote indicated at the right of such nominee's name:

Nominee	For	Authority Withheld
William R. Baumel	2,179,394	26,390
Douglas C. Chisholm	2,200,941	4,843
Dennis Drislane	2,200,941	4,843
Robin Raina	2,160,659	45,125
William G. Rich	2,160,764	45,020

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        The principal market for the Company's common stock is the NASDAQ SmallCap Market. The Company's common stock trades under the symbol "EBIX." As of March 1, 2004, there were 119 holders of record of the Company's common stock.

        The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the development and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

        The following tables set forth the high and low closing bid prices for the Company's common stock for each calendar quarter in 2003 and 2002. The following stock prices have been adjusted to reflect the 1-for-8 reverse stock split that occurred on October 1, 2002.

Twelve Months Ended December 31, 2003	High	Low
First quarter	$3.54	$2.83
Second quarter	6.79	2.84
Third quarter	7.20	5.35
Fourth quarter	12.98	5.23
Twelve Months Ended December 31, 2002	High	Low
First quarter	$8.00	$2.80
Second quarter	6.56	4.00
Third quarter	5.60	2.64
Fourth quarter	4.00	2.45

        As of March 1, 2004, there were 2,738,990 shares of the Company's common stock outstanding.

Item 6.    SELECTED FINANCIAL DATA

Consolidated Financial Highlights
(In thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Results of Operations:
Revenue	$14,433	$12,651	$12,887	$11,764	$12,511
Operating income (loss)	1,691	794	201	(11,473)	(19,000)
Net income (loss)	$1,669	$502	$118	$(11,374)	$(19,060)
Net income (loss) per share:
Basic	$0.73	$0.22	$0.06	$(8.02)	$(16.43)
Diluted	$0.71	$0.22	$0.06	$(8.02)	$(16.43)
Shares used in computing per share data:
Basic	2,294	2,291	1,920	1,419	1,160
Diluted	2,349	2,293	1,966	1,419	1,160
Financial Position:
Total assets	$11,971	$9,966	$10,426	$6,562	$13,389
Short-term debt	73	114	260	238	217
Long-term debt	—	73	254	317	106
Stockholders' equity (deficit)	$6,692	$4,725	$3,895	$(3,264)	$2,983

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's strategy focuses on the following three areas: (1) worldwide sales and support of agency management systems including EbixASP, (2) expansion of connectivity between consumers, agents, carriers and third party providers and (3) business process outsourcing services, which include software development, call center and back office, either off site or at the Company's facilities. Software delivered online through an ASP model and connectivity products are recorded in services revenue. The Company anticipates that future revenue will be provided principally by international operations, LifeLink, development services, call center services and support.

        In 2001, the Company began marketing the EbixASP product and it became available to the general public in 2002. EbixASP is a web-enabled system for insurance agencies to manage their businesses. This product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. The Company plans to attempt to enter into at least one joint venture to expand the sale of EbixASP worldwide during 2004. During 2003, the Company recognized revenue of $1,181,000 related to EbixASP.

        During 2003, the Company entered into various software and service agreements with BRiT, which beneficially owned approximately 34% of the Company's outstanding common stock at March 5, 2004 (see note 2 to the consolidated financial statements included herein). In addition, at March 5, 2004, CF Epic Insurance and General Fund, of which BriT owns approximately 45% of the equity interests, beneficially owned 8.1% of the Company's outstanding common stock. Approximately $3,245,000 was recognized as revenue during 2003 from BRiT and its affiliates, representing approximately 23% of the Company's total revenue for that year. Total accounts receivable related to BRiT and its affiliates at December 31, 2003 were $369,000. The Company expects to continue these types of arrangements with BRiT and its affiliates. These agreements relate to the customization of EbixASP for the European markets in addition to hosting, development, and transaction fees.

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

        Critical Accounting Policies—The Company's "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition and estimating the allowance for doubtful accounts receivable and income taxes.

        Revenue recognition—We derive our revenue primarily from two sources: (1) product revenue, which includes software licenses and (2) services and support revenue, which includes software license maintenance, software development, training, consulting and hosting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        In May 2003, the Financial Accounting Standards Board ("FASB") finalized the terms of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF Issue No. 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF Issue No. 00-21 for any new (current contracts or agreements were not affected) arrangements entered into after July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF Issue No. 00-21. This could have a material impact on the consolidated financial statements in the future.

        We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

        The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists. Management uses signed contractual agreements as persuasive evidence of an arrangement where fee information is documented. The Company performs credit checks on new customers to verify that collectibility will be reasonable assured. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses, and is generally recognized upon delivery together with the Company's license revenue. Training, data conversion, installation, and consulting services are generally recognized as revenue when the services are performed and collectibility is reasonably assured. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

        For software arrangements containing multiple elements, revenue is recognized on delivered elements when vendor-specific objective evidence (VSOE) of fair value has been established on the undelivered elements, applying the residual method of SOP 98-9. Fair value is determined for each undelivered element based on the price charged for the sale of each element separately. In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

        For certain contracts where services are deemed essential to the functionality of the software and the software has not been accepted by the customer, the software and related service revenue are deferred until acceptance has taken place. In addition all costs incurred in connection with these contracts are expensed, when the Company is unable to estimate the total costs to achieve customer acceptance.

        Revenues related to hosting arrangements, including EbixASP, are recognized ratably over the term of the agreement, including monthly fees as well as any initial registration fees and related custom programming in accordance with Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition." Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is reasonably assured.

        Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance, and, in certain cases, cash collections, amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist; and initial registration fees and related service fees under hosting agreements. Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

        Software arrangements involving significant customization, modification or production are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance on Construction-Type and Certain Production-Type Contracts," using the percentage-of-completion method. The Company recognizes revenue using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable, evidence of an arrangement exists and the recovery of any related asset is considered probable.

        For business process outsourcing agreements, which include call center services, services are primarily performed on a time and material basis. Revenue is recognized when the service is performed.

        Allowance for doubtful accounts receivable—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $1,787,000, net of an allowance for doubtful accounts of $356,000 as of December 31, 2003.

        Income taxes—The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded to offset the carrying value of the Company's deferred tax assets, as management concluded that the realization of its deferred tax assets does not meet the "more likely than not" criteria under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

        The Company's estimated effective tax rate for future periods is dependent on the mix of jurisdictions where taxable income is generated. The effective income tax rate for any year or period is not indicative of the future and could fluctuate substantially.

Results of Operations

Ebix, Inc. and Subsidiaries

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenue:
Software	$1,498	$1,837	$2,592
Services and other	12,935	10,814	10,295

Total revenue	14,433	12,651	12,887
Operating expenses:
Services and other costs	4,210	3,898	4,337
Product development	1,552	1,779	2,033
Sales and marketing	1,616	1,605	2,701
General and administrative	5,364	4,575	3,615

Total operating expenses	12,742	11,857	12,686

Operating income	1,691	794	201

        Total Revenue—The Company's revenue has been derived from the licensing and sale of proprietary software and third party software ("Software") and from professional services and support services ("Services"). Professional services include consulting, implementation, training and project management provided to the Company's customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue is comprised of Software revenue and Services revenue.

  •
  Total revenue for 2003 increased $1,782,000, or 14.1%, from 2002.

  •
  Total revenue for 2002 decreased $236,000, or 1.8%, from 2001.

  •
  Total software revenue for 2003 decreased $339,000, or 18.5%, from 2002. As the Company has changed its focus to e-commerce products and services, the Company expects future revenue to be comprised primarily of Services revenue.

  •
  Total software revenue for 2002 decreased $755,000, or 29.1%, from 2001. This decrease was primarily due to $681,000 of deposit liabilities recognized as revenue during 2001. These deposit liabilities represented cash received in previous years related to products for which customer acceptance occurred in 2001.

  •
  Total services revenue for 2003 increased $2,121,000, or 19.6%, from 2002. This increase was due to increases in call center revenue of $626,000, EbixASP revenue of $1,181,000, consulting revenues of $1,566,000, and Ebix.mall revenues of $78,000, partially offset by a decrease in INS-Site revenue of $289,000 and decrease in support revenue associated with legacy products of $1,041,000.

    Support revenue associated with the Company's legacy products is decreasing due to a trend of declining renewals for these older product offerings. The Company expects that future services revenue will be derived from this support, as well as EbixASP registration and monthly fees, software development, conversion, training, call center and all transaction revenues from Ebix.mall and EbixExchange (INS-Site).

    During 2003 and 2002, approximately $3,245,000 and $2,102,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC ("BRiT") and its affiliates related to call center and development projects. BRiT owns approximately 34% of the Company's common stock as of March 5, 2004. In addition, at March 5, 2004, CF Epic Insurance and General Fund, of which BriT owns approximately 45% of the equity interests, beneficially owned 8.1% of our outstanding common stock.

  •
  Total services revenue for 2002 increased $519,000, or 5.0%, from 2001. This increase was due to an increase in consulting revenue partially offset by the recognition of $315,000 in 2001 of non-recurring revenue that had been deferred in prior periods and a decrease in support revenue associated with the legacy products. While EbixASP began generating revenue in 2002, most of that revenue was deferred until 2003 due to the initial registration fee and related services being recognized over the subscription period or due to the pending completion of data conversion and training. The Company had entered into 70 EbixASP contracts resulting in deferred revenue of $929,000 at December 31, 2002.

    Services and other costs—Services and other costs include costs associated with support, call center consulting, implementation and training services.

  •
  Total services and other costs for 2003 increased $312,000, or 8.0%, from 2002. This increase was due to the increase in services revenue. Due to a change in the mix of services provided, services with higher costs represented a lower percentage of the total.

  •
  Total services and other costs for 2002 decreased $439,000, or 10.1%, from 2001. This decrease was related to a reduction in staffing levels for consultants, trainers and support staff.

  Product development expenses—

  •
  Total product development expenses for 2003 decreased $227,000, or 12.8%, from 2002. The Company has established a wholly-owned subsidiary located in Delhi, India. In May 2002, the Company began to redirect product development activities to employees of its wholly-owned subsidiary that were previously outsourced by the Company, resulting in lower development costs for 2003 compared to 2002.

  •
  Total product development expenses for 2002 decreased $254,000, or 12.5%, from 2001. In May 2002, the Company began to redirect product development activities to employees of its wholly-owned subsidiary in India that were previously outsourced by the Company, resulting in lower development costs period over period.

  Sales and marketing expenses—

  •
  Total sales and marketing expenses for 2003 approximated the total sales and marketing expenses from 2002. The sales and marketing focus has remained constant. Management does not anticipate future sales and marketing expenses to fluctuate significantly.

  •
  Total sales and marketing expenses for 2002 decreased $1,096,000, or 40.6%, from 2001. This decrease was attributable to a decrease in website related marketing expenses, a decrease in public relation expenses, and a decrease in non-cash warrant expense (as the related warrants were terminated in late 2000 and early 2001).

  General and administrative expenses—

  •
  Total general and administrative expenses for 2003 increased $789,000, or 17.2%, from 2002. This increase was due to an increase in management bonus expenses and an increase in costs related to the start-up of the Indian operations, which were established in May 2002.

  •
  Total general and administrative expenses for 2002 increased $960,000, or 26.6%, from 2001. This increase was due to an increase in bad debt expense, professional fees and costs related to the start-up of the Indian operations and the allocation of a greater portion of facilities expense.

Liquidity and Capital Resources

        The Company's cash balances at December 31, 2003, 2002 and 2001 were $7,915,000, $4,993,000 and $6,167,000, respectively. The cash balance at March 15, 2004 was approximately $5,598,000.

        During 2003, the Company generated operating cash flow of $3,343,000. Operating cash flow was positive for the year due to net income, a decrease in accounts receivable, a decrease in accounts payable and accrued expenses, an increase in accrued payroll and related benefits and a decrease in deferred revenue and other liabilities. Cash used in investing activities of $555,000 represented capital expenditures made as a result of the Company's investment in India and the related purchase of assets for that location. The cash provided by financing activities of $34,000 resulted from the Company's proceeds from the exercise of common stock options partially offset by the repayment of debt obligations.

        During 2002, the Company experienced negative operating cash flow of $742,000 but improved working capital from the prior year principally through the payment of short-term liabilities. Operating cash flow was negative for the year due to an increase in accounts receivable, a decrease in accounts payable and a decrease in deposit liabilities and other liabilities. Cash used in investing activities of $538,000 represented capital expenditures made as a result of the Company's investment in India and the related purchase of assets for that location. The cash used in financing activities of $221,000 resulted from the Company's repayment of debt obligations.

        During 2001, the Company experienced negative operating cash flow of $3,239,000. The Company funded cashed used in operating activities and investing activities primarily through the use of cash proceeds from the issuance of common stock of approximately $6,871,000, net of expenses.

        During early 2004, the Company sold 222,223 shares of its previously unissued common stock to CF Epic Insurance and General Fund, an investment fund located in London of which BriT owns approximately 45% of the equity interests, for gross proceeds of $3,000,010, or $13.50 per share. On

February 23, 2004 the Company acquired LifeLink Corporation ("LifeLink"). Under the terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from the shareholders in exchange for an aggregate purchase price of $10,500,000 payable as follows: $5,000,000 paid in cash at closing, $2,500,000 payable in cash over a period of five years, and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing (see note 13 to the financial statements included in this Form 10-K).

        In February 2004, the Company entered into a $5,000,000 revolving line of credit, secured by a perfected first security interest in the Company's assets, and dependent on a borrowing base formula, with interest payable on outstanding borrowings at the prime rate. There were no borrowings on this line as of March 19, 2004.

        The Company believes its existing cash balances, availability under credit facility and funds provided by operations will be sufficient to meet all of its anticipated cash requirements for the forseeable future.

        The following summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt Obligations	—	—	—	—	—
Operating Leases Obligations	$2,152	$579	$701	$445	$427
Capital Leases Obligations	73	73	—	—	—

Total	$2,225	$652	$701	$445	$427

        Impact of Recently Issued Accounting Standards—In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of at least the undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable for any new (current contracts or agreements were not affected) arrangements entered into after July 1, 2003. This could have a material impact on the consolidated financial statements in the future.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as liabilities. In November 2003, the FASB deferred application of certain provisions of Statement 150 through FASB Staff Position (FSP) 150-3 which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption for instruments within the scope of the deferrals established by FSP 150-3. As a result of FSP 150-3, the adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows in fiscal year 2003. However, the Company is in the process of assessing the impact of this statement on a go-forward basis.

Quarterly Financial Information (unaudited):

        The following is the unaudited quarterly financial information for 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2003
Total revenues	$3,612	$3,295	$4,168	$3,358
Operating income	622	218	659	192
Net income	516	89	575	489
Net income per common share:
Basic	$0.23	$0.04	$0.25	$0.21
Diluted	$0.23	$0.04	$0.24	$0.20
Year Ended December 31, 2002
Total revenues	$3,345	$2,725	$3,676	$2,905
Operating income	305	4	465	20
Net income (loss)	198	17	502	(215)
Net income (loss) per common share:
Basic	$0.09	$0.01	$0.22	$(0.09)
Diluted	$0.09	$0.01	$0.22	$(0.09)

        Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995—This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market and management's plans and objectives. The Company has tried to identify such forward looking statements by use of words such as "expects," "intends," "anticipates," "plans," "believes," "will," "should," and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Annual Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements. Such risks, uncertainties and other factors include the extent to which the Company's Ebix.com website and other new products can be successfully developed and marketed, the possible effects of the Securities and Exchange Commission's investigation of the Company's financial reporting, the risks associated with future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company's ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company's dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company's ability to effectively protect its applications software and other proprietary information, the Company's ability to attract and retain quality management, and software, technical sales and other personnel, the potential negative impact on the Company's outsourcing business in India from adverse publicity and possible governmental regulation, the risks of disruption of the Company's Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company's website, mainframe and other servers, possible security breaches on the Company's website, the possible effects of insurance regulation on the Company's business and possible future terrorist attacks or acts of war. Certain of these, as well as other, risks, uncertainties and other factors are described in more detail in this Annual Report on Form 10-K, included under "Item 1. Business—Risk Factors." Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments or changed circumstances or for any other reason.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in Australia, Canada, India, New Zealand and Singapore that develop and sell software products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. Dollar versus the Australian, Canadian, New Zealand, Singapore and Indian currencies.

        In 2003, 2002 and 2001, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $100,000, $327,000 and $36,000, respectively.

        The Company's exposure to interest rate risk relates to its debt obligations and to its interest income as it relates to the outstanding cash balances. As of December 31, 2003, the Company had no debt outstanding. The Company's market risk at December 31, 2003, is the potential loss of interest income arising from adverse changes in interest rates. Interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates on the Company's outstanding cash balance. The Company does not feel such a loss of interest income would be significant to the results of operations.

        The Company does not currently use any derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ebix, Inc.:

        We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (formerly ebix.com, Inc.) (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois March 19, 2004

Ebix, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$7,915	$4,993
Accounts receivable, less allowances of $356 and $634	1,787	2,863
Other current assets	364	340

Total current assets	10,066	8,196

Property and equipment, net	1,353	1,131
Capitalized software, net	109	218
Other assets	443	421

Total assets	$11,971	$9,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,778	$1,833
Accrued payroll and related benefits	1,287	342
Current portion of capital lease obligation	73	114
Deferred revenue	2,141	2,879

Total current liabilities	5,279	5,168

Capital lease obligation, less current portion	—	73

Total liabilities	5,279	5,241

Stockholders' equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and December 31, 2002	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,316,767 and 2,291,143 issued and outstanding at December 31, 2003 and December 31, 2002, respectively	232	229
Additional paid-in capital	88,706	88,441
Deferred compensation	(436)	(366)
Accumulated deficit	(82,251)	(83,920)
Accumulated other comprehensive income	441	341

Total stockholders' equity	6,692	4,725

Total liabilities and stockholders' equity	$11,971	$9,966

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenue:
Software	$1,498	$1,837	$2,592
Services and other	12,935	10,814	10,295

Total revenue	14,433	12,651	12,887
Operating expenses:
Services and other costs	4,210	3,898	4,337
Product development	1,552	1,779	2,033
Sales and marketing	1,616	1,605	2,701
General and administrative	5,364	4,575	3,615

Total operating expenses	12,742	11,857	12,686

Operating income	1,691	794	201
Interest income	78	89	130
Interest expense	(17)	(39)	(72)
Foreign exchange gain (loss)	13	(255)	(8)

Income before income taxes	1,765	589	251
Income tax provision	(96)	(87)	(133)

Net income	$1,669	$502	$118

Basic earnings per common share	$0.73	$0.22	$0.06
Diluted earnings per common share	$0.71	$0.22	$0.06
Basic weighted average shares outstanding	2,294	2,291	1,920
Diluted weighted average shares outstanding	2,349	2,293	1,966

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total	Comprehensive Income
Balance, December 31, 2000	—	$—	1,422,773	$142	$81,582	$(426)	$(84,540)	$(22)	$(3,264)
Net income	—	—	—	—	—	—	118	—	118	$118
Cumulative translation adjustment	—	—	—	—	—	—	—	36	36	36

Comprehensive income										$154

Net proceeds from issuance of common stock	—	—	868,000	87	6,784	—	—	—	6,871
Deferred compensation and amortization related to options and warrants	—	—	—	—	148	(14)	—	—	134

Balance, December 31, 2001	—	$—	2,290,773	$229	$88,514	$(440)	$(84,422)	$14	$3,895
Net income	—	—	—	—	—	—	502	—	502	$502
Cumulative translation adjustment	—	—	—	—	—	—	—	327	327	327

Comprehensive income										$829

Shares issued to round fractional shares related to reverse stock split	—	—	370	—	—	—	—	—	—
Deferred compensation and amortization related to options and warrants	—	—	—	—	(73)	74	—	—	1

Balance, December 31, 2002	—	$—	2,291,143	$229	$88,441	$(366)	$(83,920)	$341	$4,725
Net income	—	—	—	—	—	—	1,669	—	1,669	$1,669
Cumulative translation adjustment	—	—	—	—	—	—	—	100	100	100

Comprehensive income										$1,769

Exercise of stock options	—	—	25,624	3	145	—	—	—	148
Deferred compensation and amortization related to options	—	—	—	—	120	(70)	—	—	50

Balance, December 31, 2003	—	$—	2,316,767	$232	$88,706	$(436)	$(82,251)	$441	$6,692

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net income	$1,669	$502	$118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	442	385	438
Provision for doubtful accounts	14	509	20
Stock-based compensation	50	1	134
Changes in current assets and liabilities:
Accounts receivable	1,062	(925)	(475)
Other assets	(46)	(145)	(220)
Accounts payable and accrued expenses	(55)	(1,049)	(1,550)
Accrued payroll and related benefits	945	(32)	(180)
Deferred revenue	(738)	12	(1,524)

Net cash provided by (used in) operating activities	3,343	(742)	(3,239)

Cash flows from investing activities:
Software development costs	—	—	(327)
Capital expenditures	(555)	(538)	(193)

Net cash used in investing activities	(555)	(538)	(520)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	—	6,871
Proceeds from borrowings	—	—	93
Repayments of debt	—	(87)	(6)
Payments for capital lease obligations	(114)	(134)	(128)
Proceeds from exercise of common stock options	148	—	—

Net cash provided by (used in) financing activities	34	(221)	6,830

Effect of foreign exchange rates on cash and cash equivalents	100	327	36

Net change in cash and cash equivalents	2,922	(1,174)	3,107
Cash and cash equivalents at the beginning of the year	4,993	6,167	3,060

Cash and cash equivalents at the end of the year	$7,915	$4,993	$6,167

Supplemental disclosures of cash flow information:
Interest paid	$17	$35	$72
Income taxes paid	341	—	124

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies:

        Nature of Business—Ebix, Inc. and subsidiaries (the "Company") market software to insurance agents and brokers operating in the insurance industry and provide customer support and maintenance services. In addition, the Company provides other implementation and consulting services such as training, data conversion, installation, software development and call center. The Company's product strategy focuses on the following three areas: (1) the worldwide sales and support of agency management systems including EbixASP, (2) expansion of connectivity between consumers, agents, carriers and third party providers and (3) business process outsourcing services, which include software development, call center and back office, either off site or at the Company's facilities.

        Consolidation—The consolidated financial statements include the accounts of Ebix, Inc., ("Ebix USA"), its wholly-owned subsidiary, Delphi Information Systems International, Inc. ("Delphi International"), both Delaware corporations and its wholly owned subsidiary ebix Software India Private Limited and all subsidiaries of Delphi International.

        Reclassification—Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

        Revenue Recognition—We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all transactions involving the sale of software.

        In May 2003, the Financial Accounting Standards Board ("FASB") finalized the terms of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables, which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF Issue No. 00-21 the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF Issue No. 00-21 as of July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF Issue No. 00-21.

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

        For arrangements containing multiple elements, revenue is recognized on delivered elements when vendor-specific objective evidence ("VSOE") of fair value has been established on the undelivered elements, applying the residual method of SOP 98-9. Fair value is determined for each undelivered element based on the price charged for the sale of each element separately. In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

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

        Revenues related to hosting arrangements, including EbixASP, are recognized ratably over the term of the agreement, including monthly fees as well as any initial registration fees and related custom programming in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is reasonably assured.

        Deferred revenue includes maintenance and support payments that have been received or billings recorded prior to performance and in certain cases, cash collections, amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist; and initial registration fees and related service fees under hosting agreements. Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

        Software arrangements involving significant customization, modification or production are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance on Construction-Type and Certain Production-Type Contracts," using the percentage-of-completion method. The Company recognizes revenue using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable, there is evidence of an arrangement and recovery of any related recorded asset is considered probable.

        For business process outsourcing agreements, which include call center services, services are primarily performed on a time and material basis. Revenue is recognized when the service is performed.

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

        The carrying amount of the Company's long-lived assets at December 31, 2003 and 2002 primarily represented the original amounts invested less the recorded depreciation and amortization. Based on the analysis performed by management, the Company does not believe the carrying value of its long lived assets were impaired as of December 31, 2003.

        Internal Use Software—The Company accounts for software costs for internal use software under the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no costs capitalized during 2003, 2002 or 2001.

        Software Development Costs—The Company's policy is to capitalize internally generated software development costs and purchased software in compliance with Statement Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed." Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the product and continues through the point of general release of the product. The ongoing assessment of the recoverability of these costs considers external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During 2003 and 2002, the Company did not have any expenses eligible for capitalization under SFAS No. 86, given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products. During 2001, the Company capitalized $327 related to the development of EbixASP and commenced amortization in 2002 over a period of 36 months.

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and amortized over the expected life of the improvement. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives applied by the Company are as follows:

Asset Category	Life
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other leasehold improvements	7
Buildings	30

        Goodwill—In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of the entity's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $265, which has been subjected to the transition provisions, including the phase-in and annual impairment test, of SFAS No. 142 and will not be amortized going forward. During 2002, an additional $59 of goodwill was recorded as a result of contingent consideration related to a prior acquisition. The following table is a reconciliation of reported net income and basic and diluted net income per share to adjusted net income and basic and diluted net income per share reflecting the impact of SFAS No. 142 as if it had been effective for the year ended December 31, 2001:

	Year Ended December 31,
	2003	2002	2001
Reported net income	$1,669	$502	$118
Goodwill amortization	—	—	210

Adjusted net income	$1,669	$502	$328
Per share data—basic:
Reported net income	$0.73	$0.22	$0.06
Goodwill amortization	—	—	0.11

Adjusted net income	$0.73	$0.22	$0.17
Per share data—diluted:
Reported net income	$0.71	$0.22	$0.06
Goodwill amortization	—	—	0.11

Adjusted net income	$0.71	$0.22	$0.17

        Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and operating loss and tax credit carryforwards and their financial reporting amounts at each year-end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

        Earnings Per Share—Basic earnings per share ("EPS") is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for 2003, 2002 and 2001 were 2,293,580, 2,290,866 and 1,919,869, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. During 2003 and 2002, the Company's common stock equivalents consisted of stock options. During 2001, the Company's common stock equivalents consisted of stock options and common stock warrants. During 2003, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 55,776. During 2002, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 2,383. During 2001, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 46,299. At December 31, 2003, December 31, 2002 and December 31, 2001, the fully diluted weighted average number of shares outstanding was 2,349,356, 2,293,249 and 1,966,168, respectively. At December 31, 2003, December 31, 2002 and December 31, 2001, there were 604,106, 599,010 and 330,431 shares, respectively, potentially issuable with respect to outstanding stock options and warrants, which could dilute Basic EPS in the future which were excluded from the diluted EPS calculation because their effect was antidilutive.

        Foreign Currency Translation—The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included in the accompanying consolidated statements of stockholders' equity. Foreign exchange transaction gains and losses are recorded in foreign exchange gain (loss).

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

        Segment Reporting—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in note 12.

        Concentrations—The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In 2003 and 2002, BRiT Insurance Holdings PLC and its affiliates, accounted for approximately 23% and 17%, respectively, of consolidated revenue. Accounts receivable relating to this customer at December 31, 2003 and December 31, 2002 were $369 and $869, respectively (see note 2). In addition to BriT and its affiliates, one international customer, AON, accounted for approximately 11% of consolidated revenue for the year ended December 31, 2003. In 2001, one domestic customer (including its foreign subsidiary), AON, accounted for approximately 10% of consolidated revenue. There were no accounts receivable relating to this customer at December 31, 2001.

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

        Employee Stock Options—At December 31, 2003, the Company has three stock-based employee compensation plans, which are more fully described in note 10. The Company accounts for stock options issued to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123," for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-

Scholes option-pricing model with the assumptions summarized in Note 10, the Company's net income and net income per share would have been the pro forma amounts indicated below:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net income, as reported	$1,669	$502	$118
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for employee awards, net of related tax effects	(916)	(870)	(937)

Pro forma net income (loss)	$763	$(368)	$(819)
Basic earnings per share, as reported	$0.73	$0.22	$0.06
Diluted earnings per share, as reported	$0.71	$0.22	$0.06
Basic earnings (loss) per share, pro forma	$0.33	$(0.16)	$(0.43)
Diluted earnings (loss) per share, pro forma	$0.32	$(0.16)	$(0.43)

        Non-employee Stock Compensation—The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

        Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $150, $120 and $1,004 in 2003, 2002 and 2001, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

        Fair Value of Financial Instruments—The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

        The Company believes the carrying amount of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, and capital lease obligations is a reasonable estimate of their fair value due to the short maturity of these items.

Note 2—BRiT Insurance Holdings PLC:

        In 2001, the Company issued 868,000 shares of common stock to BRiT Insurance Holdings PLC ("BRiT"), for $7,000. The total shares held by BRiT at December 31, 2003 was 930,163, representing an equity ownership of 34 percent (see note 13).

        During 2003, 2002 and 2001, the Company entered into various software and service agreements with BRiT. Approximately $3,245 was recognized as revenue during 2003 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2003 were $369. Approximately $2,100 was recognized as revenue during 2002 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2002 were $869. Approximately $639 was recognized as revenue during 2001 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2001 were $38.

Note 3—Stockholders' Equity:

        Warrants—In connection with a 1996 private equity placement, the Company issued a warrant to the placement agent (the "Agent's Warrant") to purchase 25,000 shares of the Company's common stock at $40.00 per share. The Agent's Warrant was not subject to redemption and expired on April 19, 2002.

Note 4—Property and Equipment:

        Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Computer equipment and purchased software	$1,692	$1,461
Buildings	345	128
Land	108	103
Leasehold improvements	13	50
Furniture, fixtures and other	266	127

	2,424	1,869
Less accumulated depreciation and amortization	(1,071)	(738)

	$1,353	$1,131

        Depreciation and amortization expense was $333, $276, and $228 in 2003, 2002 and 2001, respectively.

Note 5—Line of Credit:

        In October 2002, the Company entered into a revolving line of credit, secured by a perfected first security interest in the Company's assets, for $1,000 with interest payable on outstanding borrowings at the prime rate. There were no borrowings on the line as of December 31, 2003.

        In February 2004, the Company replaced the $1,000 line of credit by entering into a new $5,000 revolving line of credit, secured by a perfected first security interest in the Company's assets, and dependent on a borrowing base formula, with interest payable on outstanding borrowings at prime rate. There were no borrowings on this line as of March 19, 2004.

Note 6—Accounts Payable and Accrued Expenses:

        Accounts payable and accrued expenses at December 31, 2003 and December 31, 2002, consisted of the following:

	2003	2002
Trade accounts payable	$523	$715
Accrued royalty	63	63
Accrued professional fees	292	205
Accrued other liabilities	900	850

	$1,778	$1,833

Note 7—Income Taxes:

        Income (loss) before income taxes consisted of:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Domestic	$776	$67	$(299)
Foreign	989	522	550

Total	$1,765	$589	251

        The income tax provision consisted of:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
U.S. Federal	$(241)	$—	$—
State	—	—	—
Foreign	337	87	133

Total	$96	$87	$133

        The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(18.2)%	(11.7)%	13.0%
Effect of foreign tax rate other than 34%	0%	(15.3)%	(21.5)%
Reversal of accrual for tax exposures	(15.3)%	—	—
Other	1.7%	—	—
Permanent differences	3.2%	7.8%	27.5%

Effective rate	5.4%	14.8%	53.0%

        Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	December 31, 2003 Deferred		December 31, 2002 Deferred
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$142	$—	$144
Accruals	322	—	106	—
Capitalized software	—	39	—	74
Bad debts	116	—	208	—
NOL carryforwards	22,214	—	23,444	—
Tax credit carryforwards	298	—	378	—

	22,950	181	24,136	218
Valuation allowance	(22,769)	—	(23,918)	—

Total deferred taxes	$181	$181	$218	$218

        Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount. In addition, in 2003 certain net operating losses and tax credit carryforwards expired. The impact of the valuation allowance and the effective tax rate is shown net of the effect of expiring operating losses and tax credit carryforwards.

        At December 31, 2003, the Company had available domestic net operating loss carryforwards of approximately $65,082 which are available to offset future Federal income taxes, if any, through 2022, and investment business tax credit carryforwards of approximately $298 which are available to offset future Federal income taxes, if any, through 2009. A change in ownership for income tax purposes resulted from the issuance of common stock to BRiT. As a consequence, the utilization of tax credits and net operating losses will be limited in the future. Based on yearly limitations and dependent on future earnings, approximately $45,000 of the net operating loss carryforwards may not be utilized.

Note 8—Commitments and Contingencies:

Lease Commitments:

        The Company leases office space under noncancelable operating leases with expiration dates ranging through 2010, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. Assets under capital leases at December 31, 2003 and December 31, 2002 totaled $500 each year and accumulated amortization was $307 and $236, respectively.

        Commitments for minimum rentals under noncancellable leases as of December 31, 2003 were as follows:

Year	Capital Leases	Operating Leases
2004	$76	$579
2005	—	436
2006	—	265
2007	—	220
2008	—	225
Thereafter	—	427

Total minimum lease commitments	$76	$2,152

Less: amount representing interest	(3)

Present value of obligations under capital leases	73
Less: current portion	(73)

Long-term obligations under capital leases	$0

        Rental expense for office facilities and certain equipment subject to operating leases for 2003, 2002, and 2001 was $602, $634 and $630, respectively.

        In 2002, sublease income of $388 was offset by sublease expenses of $380. In 2001, sublease income of $432 was more than offset by sublease expenses of $571. There was no sublease income or expense in 2003.

Contingencies:

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 9—Cash Option Profit Sharing Plan and Trust:

        Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company's contributions to the Plan were approximately $40 for 2003, $42 for 2002, and $45 for 2001.

Note 10—Stock Options:

        The Company's 1996 Stock Incentive Plan (the "Plan") provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the Plan was 337,500 at December 31, 2000. An amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company's stockholders on May 30, 2001. A third amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company's stockholders on September 30, 2002. Accordingly, the total number of shares reserved for grant under the Plan is 837,500. Options granted under this Plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company's stock). Stock options under this plan generally become exercisable with respect to the underlying shares of Common Stock as follows: 25 percent become exercisable on the first anniversary of the date of grant and the remaining 75% of the options become exercisable ratably each quarter over the next three years. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company's stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2003.

        During 2001, the Company initiated the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of stock options to key employees or consultants. The total number of shares reserved under the 2001 Plan is 62,500. No options have been granted under the 2001 Plan.

        The Company's 1998 Director Option Plan (the "Director Plan") provides for granting of options for up to 37,500 shares to non-employee directors. Only nonstatutory options may be granted under the Directors Plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 2003, 2002 and 2001, the Company granted options to purchase a total of 1,800, 8,500 and 6,150 shares, respectively.

        In May 2003, our Board of Directors determined that each board member would receive options to purchase 1,500 shares of common stock each year. Each member of the Compensation Committee will receive additional options to purchase 150 shares of common stock per year. Each Audit Committee member will receive additional options to purchase 375 shares of common stock per year. In addition, each member of the Audit Committee, other than the Chairman, will receive cash compensation of $2 per year. The Audit Committee Chairman will receive cash compensation of $5 per year. These options are granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant. Each option has a term of ten years beginning on the date of grant. During 2003 the Company granted options to purchase a total of 5,625 shares to board members under the Plan.

        During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $72.00, $96.00, $120.00 and $160.00 per share. During 2003, 2002 and 2001, no incentive options were granted. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost is measured and recorded for these options using variable accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company's stock price until the exercise date. There was no compensation expense related to these options in 2003, 2002 or 2001.

        During 2003, the Company granted options to purchase 25,000 shares of the Company's common stock to an employee, who is a relative to the chief executive officer, in connection with his joining the Company. This grant was not subject to any of the Company's stock option plans. The Company recognized compensation expense of approximately $10 related to these options during the year ended December 31, 2003.

        The Company has granted nonstatutory and incentive options outside the Company's stock option plans to purchase up to an aggregate of 57,000 shares, of which 34,500 were outstanding at December 31, 2003. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised within ten years of the date of the grant. Included in these options to purchase 3,125 and 18,958 shares which the Company granted in 2002 and 2001, respectively, and options to purchase 9,917 shares granted prior to 2001, to persons who were not directors, officers or employees.

        These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain price. At December 31, 2003, 6,244 of the shares subject to these non-employee options were vested. The Company has recognized compensation expense of approximately $40, $1, and $56 related to these options during the years ended December 31, 2003, 2002 and 2001, respectively. Assumptions used in valuing the options are the same as those described below for employee options.

        The per share weighted-average fair values of stock options granted during 2003, 2002 and 2001 were $4.95, $5.18 and $8.24, respectively, on the date of grant. Both the pro forma disclosures in note 1 and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Expected volatility	146%	175%	93%
Expected dividends	None	None	None
Weighted average risk-free interest rate	4.17%	4.14%	5.28%
Expected life of stock options	10 years	10 years	10 years

        Stock option activity during the last three years was as follows:

	Within Plans
					Weighted- Average Exercise Price
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price Ranges
Options outstanding at December 31, 2000	53,302	55,281	9,917	12.00 - 77.04	49.84
Option activity:
Granted	244,206	—	18,958	6.50 - 15.60	8.24
Exercised	—	—	—
Canceled	(4,934)	—	—	6.50 - 73.50	29.20

Options outstanding at December 31, 2001	292,574	55,281	28,875	6.50 - 77.00	21.04
Option activity:
Granted	248,665	—	3,125	3.42 - 5.60	5.18
Exercised	—	—	—
Canceled	(21,472)	—	(6,405)	4.64 - 73.50	31.78

Options outstanding at December 31, 2002	519,767	55,281	25,595	3.42 - 77.00	13.97
Option activity:
Granted	129,425	—	25,000	2.85 - 5.55	4.95
Exercised	(25,624)	—	—	3.42 - 6.50	5.78
Canceled	(53,467)	—	(16,095)	3.42 - 74.00	19.40

Options outstanding at December 31, 2003	570,101	55,281	34,500	2.85 - 77.00	11.56

        The following table summarizes information about stock options outstanding as of December 31, 2003:

Options outstanding					Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.85 - $ 4.64	54,175	9.14	yrs	$3.20	8,645	$3.67
5.35 - 5.60	319,524	9.08		5.50	58,509	5.60
6.50 - 8.96	169,199	7.09		6.55	164,711	6.55
12.00 - 15.60	32,833	7.52		14.00	31,464	14.06
23.25 - 28.00	10,738	4.60		26.36	8,863	26.39
40.00 - 40.00	6,261	3.20		40.00	6,261	40.00
40.75 - 53.25	56,975	5.41		50.58	35,724	49.64
54.50 - 77.00	10,177	5.83		69.53	8,784	68.90

	659,882				322,961

Note 11—Warrants:

        On August 20, 1999, in connection with the Hewlett-Packard Strategic Supply, Services and Promotion Agreement the Company granted a two-year warrant to Hewlett-Packard to purchase 4.9% of the Company's outstanding common stock for $120.00 per share during the first year of the warrant and $160.00 per share during the second year of the warrant. The Company also granted a second warrant to Hewlett-Packard for the purchase of 4.5% of the Company's outstanding common stock during the second year of the term of the agreement for $160.00 per share. The number of shares that could be purchased upon exercise of the warrants was to be measured based on the outstanding common stock as of the most recent quarter or year-end as reported on the Company's report on Form 10-Q or Form 10-K. In May 2001, the Hewlett-Packard warrants terminated when the Promotion Agreement was terminated.

        The Hewlett-Packard warrants were valued pursuant to SFAS No. 123 and EITF Issue No. 96-18. The fair value of these warrants using the Black-Scholes option-pricing model and the same assumptions as in note 10 for employee stock options, except for substituting the contractual life of two years, was approximately $424 and $597, respectively. In 2001 total expense of $73 was recognized.

Note 12—Geographic Information:

        The following information relates to geographic locations:

Year ended December 31, 2003

	Domestic	Australia	India	Singapore	Canada	Total
Revenue	$9,922	$2,969	$160	$1,187	$195	$14,433
Fixed assets	$438	$53	$832	$29	$1	$1,353

Year ended December 31, 2002

	Domestic	Australia	India	Singapore	Canada	Total
Revenue	$9,449	$2,203	—	$651	$348	$12,651
Fixed assets	$630	$45	$433	$22	$1	$1,131

Year ended December 31, 2001

	Domestic	Australia	India	Singapore	Canada	Total
Revenue	$10,456	$1,491	—	$616	$324	$12,887
Fixed assets	$809	$36	—	$23	$1	$869

Note 13—Subsequent Events-

Sale of Unregistered Common Stock

        On January 16, 2004, the Company sold 222,223 shares of its previously unregistered common stock to CF Epic Insurance and General Fund, an investment fund located in London, of which BRiT owns approximately 45% of the equity interests, for a total price of $3,000,010, or $13.50 per share.

Acquisition of LifeLink

        On February 23, 2004, the Company acquired LifeLink Corporation ("LifeLink"). Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from the shareholders in exchange for an aggregate purchase price of $10,500,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 payable in cash over a period of five years, and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. In connection with the 200,000 shares of common stock the former owner received from Ebix the option to sell his stock back to Ebix at specified time-frames and prices.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

        There was not any change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

        In connection with the audit of the consolidated financial statements for the year ended December 31, 2003, KPMG LLP ("KPMG") advised our management and audit committee of reportable conditions with respect to our internal controls relating to, among other things, personnel and their roles and responsibilities. KPMG made certain recommendations to address these conditions and the Company is acting on those recommendations, including reorganizing the finance group and redistributing responsibilities and duties therein.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding directors of the Company required by this item is incorporated by reference to the information appearing under the captions "Proposal No. 1, Election of Directors," "Information Concerning the Board of Directors and Committees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 29, 2004.

Item 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 29, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information appearing under the captions "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 29, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 29, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This is hereby incorporated by reference the information appearing under the caption "Independent Auditor Fees" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission by April 29, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1.    Financial Statements.

        The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

  •
  Independent Auditors' Report

  •
  Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

  •
  Consolidated Statements of Income for the years ended December 31, 2003, December 31, 2002, and December 31, 2001.

  •
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, December 31, 2002, and December 31, 2001.

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

  •
  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules.

        The following consolidated financial statement schedule is filed herewith:

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

        Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  3.
  Exhibits—1

        The exhibits filed herewith or incorporated by reference are listed on the Exhibit Index attached hereto.

  (b)
  Reports on Form 8-K

        The Company did not file any current reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ebix, Inc.
(Registrant)
By:	/s/ ROBIN RAINA Robin Raina Chairman of the Board, President and Chief Executive Officer

Date: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 30, 2004
/s/ RICHARD J. BAUM (Richard J. Baum)	Executive Vice President-Finance and Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary	March 30, 2004
/s/ WILLIAM R. BAUMEL (William R. Baumel)	Director	March 30, 2004
/s/ DOUG CHISHOLM (Doug Chisholm)	Director	March 30, 2004
/s/ DENNIS DRISLANE (Dennis Drislane)	Director	March 30, 2004
/s/ WILLIAM W. RICH (William W. Rich)	Director	March 30, 2004

EXHIBIT INDEX

Exhibits
2.1
Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report of Form 8-K dated February 23, 2004 (the "February 2004 8-K")) and incorporated herein by reference.
2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).
3.1	Certificate of Incorporation of the Company, as amended (including Certificates of Designations).
3.2	Bylaws of the Company
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
10.3
Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company's Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +
10.4
Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference).
10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-23261) and incorporated herein by reference). +
10.6
Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).
10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director's Stock Option Plan (filed as Exhibit A to the Company's proxy statement dated August 12, 1998 and incorporated herein by reference). +
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
10.19
Third Amendment to ebix.com, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).+
10.20
Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company's S-3 (No. 333-112616), and incorporated herein by reference.
10.21
Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

+
Management contract or compensatory plan or arrangement required to be included as an exhibit to this annual report on Form 10-K.

Schedule II

Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2003, December 31, 2002 and December 31, 2001

        Allowance for doubtful accounts receivable

	Year Ended December 21, 2003	Year Ended December 21, 2002	Year Ended December 21, 2001
Beginning balance	$633,699	$985,426	$1,049,962
Provision for doubtful accounts	14,121	508,840	20,000
Write-off of accounts receivable against allowance	(291,585)	(860,567)	(84,536)

Ending balance	$356,235	$633,699	$985,426

        Valuation allowance for deferred tax assets

	Year Ended December 21, 2003	Year Ended December 21, 2002	Year Ended December 21, 2001
Beginning balance	$(23,918)	$(23,913)	$(24,889)
Decrease (increase)	1,149	(5)	976

Ending balance	$(22,769)	$(23,918)	$(23,913)

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
Consolidated Financial Highlights (In thousands, except per share data)
Results of Operations Ebix, Inc. and Subsidiaries (In thousands)
Liquidity and Capital Resources
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Ebix, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)
Ebix, Inc. and Subsidiaries Consolidated Statements of Income (In thousands, except per share amounts)
Ebix, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Ebix, Inc. and Subsidiaries Notes to Consolidated Financial Statements (All dollar amounts in thousands, except per share data)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Ebix, Inc. Schedule II—Valuation and Qualifying Accounts for the Years ended December 31, 2003, December 31, 2002 and December 31, 2001