Form 10-K/A
period 2003-12-31
EBIX INC
filed 2004-04-29
CIK 814549

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
Yes ☐ No ☒

        As of April 20, 2004, the number of shares of Common Stock outstanding was 2,738,990. As of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $5,306,677 (for this purpose, the Company has assumed that directors, executive officers, and holders of more than 10% of the Company's Common Stock are affiliates).

Documents Incorporated by Reference: None

EXPLANATORY NOTE:

        This Amendment No.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 has been filed to include information required by Items 10,11,12,13 and 14 of Part III of Form 10-K, which originally was omitted in reliance on General Instruction G (3) thereto.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Company are as follows:

        ROBIN RAINA, 37, the Company's Chairman of the Board, President and Chief Executive Officer, was elected a director of the Company in February 2000. Mr. Raina joined the Company in October 1997 as Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President and Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999 and Chief Executive Officer effective September 23, 1999. Mr. Raina was named Chairman of the Board effective May 31, 2002. Prior to joining the Company, from 1990 to 1997, Mr. Raina held senior management positions for Mindware/BPR serving in Asia and North America. While employed by Mindware/BPR, an international technology consulting firm, Mr. Raina was responsible for managing projects for multinational corporations, including setting up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

        WILLIAM R. BAUMEL, 35, was appointed a director of the Company in July 1996. In mid 2000, Mr. Baumel joined RWI Group as a Managing Member. RWI Group is an early stage venture capital firm. Mr. Baumel was a partner with Coral Group, specializing in information services and technology investing from 1995 until mid 2000. From 1994 to 1995, Mr. Baumel held various positions with the Private Markets Group of Brinson Partners, Inc., an institutional money manager. Mr. Baumel previously held positions with Proctor & Gamble, a consumer products company, and Deloitte & Touche-San Francisco, an international accounting and consulting firm. He is a CPA and holds an MBA with high distinction from the University of Michigan where he was a Time Warner Scholar and a BSBA in accounting from The Ohio State University, where he was a Price Waterhouse Scholar and graduated summa cum laude. He is currently a member of the Stanford Institute for Economic Policy Research.

        DOUGLAS C. CHISHOLM, 60, was elected a director of the Company in October 2000. Mr. Chisholm is an independent consultant to the insurance industry for technology and business issues. From July 2000 through March 2001, he served as Director of Worldwide Innovation Network at Hewlett-Packard, a provider of computing and imaging solutions and services. From March 1996 until June 2000, he served as Director of World Wide Insurance Solutions Marketing at Hewlett- Packard. Mr. Chisholm was Assistant Vice President of World Wide Insurance Marketing at NCR, a relationship technology solutions company, from February 1994 to February 1996.

        DENNIS DRISLANE, 54, was elected a director of the Company in October 2002. Since October 2002, Mr. Drislane has served as Chief Executive Officer of Vericle Corporation, a healthcare technology services company based in Newport Beach, California. From July 1997 to February 2001, Mr. Drislane was senior vice president responsible for customer account management, first with Healtheon and then with its successors, Healtheon/WebMD and WebMD, each an end-to-end Internet healthcare company connecting physicians and consumers to the healthcare industry. From 1995 until July of 1997, Mr. Drislane was a divisional vice president for entertainment industry group customer account management at Electronic Data Systems, a computer services company.

        WILLIAM W. G. RICH, 67, was elected a director of the Company in November 2000. Since 1989, Mr. Rich has been Chief Executive Officer of Strategic Business Partners, Inc., which specializes in mergers, acquisitions and strategic alliances between financial software developers and consultancies with a specialty in insurance and banking. Under a contract between Strategic Business Partners, Inc.

and Sherwood International LLC, an insurance software and consulting firm, Mr. Rich served from 1996 to 2001 as Sherwood's Director of Marketing, Life and Annuities, North America.

        RICHARD J. BAUM, 65, is the Company's Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary, positions he has held since July 21, 1999, having joined the Company as Senior Controller in June 1999. Since 1988 he had been President of Consulting Capabilities Corp., a general business consulting firm specializing in turnaround and crisis management. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invsco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc. (1977-1979), and Chief Financial Officer and member of the Board of Midas International Corp. (1972-1977). He is a CPA and holds an MBA from the University of Chicago.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has determined that William Baumel, the Chairman of the Audit Committee, meets the qualifications of an "audit committee financial expert" pursuant to SEC rules. The Board has also determined that Mr. Baumel qualifies as an "independent director" in accordance with NASDAQ listing requirements and special standards established by the SEC for members of audit committees. Stockholders should understand that the designation of an audit committee financial expert is a disclosure requirement of the SEC related to Mr. Baumel's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Baumel any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

CODE OF ETHICS

        The Company has adopted a "Code of Ethics" that applies to the Chief Executive Officer, Chief Financial Officer and any other senior financial officers. This Code of Ethics is posted on the Company's website at www.ebix.com, where it may be found by clicking on Ebix Inc.'s Code of Ethics. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company's website, at the address and location specified above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and beneficial owners of more than ten percent of the Company's outstanding Common Stock also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2003, all of its directors, officers and greater-than-ten-percent beneficial owners filed all such reports on a timely basis except that the Rennes Fondation made a late filing on Form 4 to report seven transactions in November and December 2003, and each of Messrs. Baum and Raina filed a late Form 4 reporting an option grant.

Item 11. EXECUTIVE COMPENSATION

        Set forth in the table below is information regarding the annual and long-term compensation for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 for the Company's Chief Executive Officer and other executive officer as of December 31, 2003 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus (2)($)		Securities Underlying Options (#)	All Other Compensation ($)(1)
Robin Raina— President, Chief Executive Officer and Chairman of the Board	2003 2002 2001	$ $ $	350,000 313,462 300,050	$ $ $	624,310 162,500 150,000	110,000 125,000 125,000	$ $ $	2,105 3,894 2,550
Richard J. Baum— Executive Vice President— Finance & Administration, Chief Financial Officer and Secretary	2003 2002 2001	$ $ $	200,000 197,692 190,050	$ $ $	232,150 100,000 35,625	12,000 31,250 31,250	$ $ $	3,000 2,965 2,550

(1)
Represents Company matching contributions pursuant to the Company's 401(k) plan.

(2)
The 2003 bonuses include supplemental bonuses of $449,000 for Mr. Raina and $132,000 for Mr. Baum that were based upon the achievement of operating cash flow goals.

Option Grants for the Year Ended December 31, 2003

        Set forth in the table below is information regarding individual grants of stock options to purchase shares of Common Stock made during the year ended December 31, 2003 to each of the Named Executive Officers. The Company did not award any stock appreciation rights in 2003.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($/Sh)	Expiration Date	5%($)	10%($)
Robin Raina (3)	110,000	71.2%	$5.35	9/16/13	$370,104	$937,917
Richard J. Baum (3)	12,000	7.8%	$5.35	9/16/13	$40,375	$102,318

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

(3)
The options become exercisable each year, in equal annual installments on the first four anniversaries of the grant date, unless accelerated vesting criteria are met. However, because the Company reported a profit of greater than $1,000,000 for the year ended December 31, 2003, each of the options vested with respect to 50% of the underlying shares vested on March 30, 2004. If the Company reports a profit of a $2,000,000 or greater for the year ended December 31, 2004, all the remaining unvested shares will vest on the date the profit is reported.

December 31, 2003 Option Values

        Set forth in the table below is information as of December 31, 2003 regarding unexercised options to purchase Common Stock held by the Named Executive Officers. No stock options were exercised by either of the Named Executive Officers during 2003.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robin Raina	192,785	212,216	$961,998	$1,350,607
Richard J. Baum	46,484	41,766	$240,536	$230,509

(1)
The value per option is calculated by subtracting the exercise price per share from the closing price of the Common Stock on the NASDAQ Smallcap Market on December 31, 2003, which was $12.26.

Director Compensation

        Under the Non-Employee Directors Stock Option Plan (the "1998 Director Option Plan"), each non-employee director, upon initial election or appointment to serve on the Board of Directors, receives a grant of an option to purchase 1,500 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share on the date of the grant. Of the 1,500 shares of Common Stock subject to such an option, the option becomes exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant.

        In addition, the 1998 Director Option Plan provides for each non-employee director, immediately following each annual meeting of stockholders of the Company, to be granted an option to purchase 450 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. Of the 450 shares of Common Stock subject to each such option, the option becomes exercisable with respect to 113 shares on the last day of each of the four calendar quarters beginning with the calendar quarter ending on or after the date of the grant. Each option has a term of ten years beginning on the date of the grant. Pursuant to the 1998 Director Option Plan, each of the non-employee directors, Messrs. Baumel, Chisholm, Drislane and Rich, received options to purchase 450 shares of Common Stock, at an exercise price of $5.55 per share, following our annual meeting on October 17, 2003.

        In May 2003, our Board of Directors determined that each Board member will receive options to purchase 1,500 shares of Common Stock each year, including the options automatically awarded under the 1998 Director Option Plan. Each member of the Compensation Committee will receive additional options to purchase 150 shares of Common Stock per year. Each Audit Committee member will receive additional options to purchase 375 shares of Common Stock per year. These options will be granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options will become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and will have a term of ten years beginning on the date of grant. Following the Company's annual meeting of stockholders on October 17, 2003, Mr. Baumel received options to purchase 2,025 shares of Common Stock, each of Messrs. Chisholm and Drislane received options to purchase 1,875 shares of Common Stock and Mr. Rich received options to purchase 1,650 shares of Common Stock. Each of these options has an exercise price of $5.55 per share.

        In addition, each member of the Audit Committee, other than its Chairman, receives cash compensation of $2,500 per year. The Audit Committee Chairman receives cash compensation of $5,000 per year.

Severance Agreements

        Mr. Baum has entered into an Executive Severance Agreement with the Company, dated October 4, 2000, which provides for a severance payment if a change of control of the Company occurs and, within 12 months thereafter, either Mr. Baum's employment is terminated without cause or he resigns due to a demotion or other new and onerous requirements being placed on him. Under the Agreement, the severance payment is equal to one year's salary (based on the highest monthly salary earned by Mr. Baum during the 12 months preceding his termination) plus a bonus equal to the fraction of the calendar year worked up to the termination, multiplied by the bonus paid to him in the prior calendar year. Under certain circumstances, the Agreement also provides medical insurance subsidies for a period of 12 months and indemnification. Under the Agreement, Mr. Baum agrees to hold the Company's proprietary information confidential and, for a period of 12 months following his termination, cooperate with the Company with respect to corporate administrative affairs arising during his employment. If his termination results in payment of the Agreement's severance benefits, Mr. Baum will be subject to a non-competition agreement for a period of one year following his termination. When used in the foregoing summary the terms "cause" and "change of control" have the meanings given to them in the Agreement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of April 20, 2004, the ownership of Common Stock by each director of the Company, by each of the Named Executive Officers (as defined on page 4), by all of the current executive officers and directors of the Company as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Common Stock. The information set forth in the table as to the current directors, executive officers, and principal stockholders is based, except as otherwise indicated, upon information provided to the Company by such persons in connection with the preparation of this Form 10-K/A. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

	Common Stock
Name of Beneficial Owner	Ownership	Percent of Class
BRiT Insurance Holdings PLC (1)	930,163	34.0%
Rennes Fondation (2)	343,121	12.5%
CF Epic Insurance and General Fund (3)	222,223	8.1%
Craig Wm. Earnshaw (4)	200,000	7.3%
Robin Raina (5)	298,249	9.8%
Richard J. Baum (6)	64,984	2.4%
William Baumel (7)	7,150	*
Dennis Drislane (6)	4,647	*
Douglas Chisholm (8)	5,022	*
William Rich (6)	4,084	*
All directors and executive officers as a group (6 persons)	384,136	12.3%

*
Less than 1%.

(1)
The address of BRiT Insurance Holdings PLC is 55 Bishopsgate, London, EC2N 3AS, United Kingdom. The address and information set forth in the table as to this stockholder are based on a Schedule 13D filed by this stockholder on October 21, 2002.

(2)
The address of the Rennes Fondation is Aeulestrasse 38, FL 9490 Vaduz Principality, Liechtenstein. The address and information set forth in the table as to this stockholder are based on a Form 4 filed by this stockholder on February 12, 2004.

(3)
The address of CF Epic Insurance and General Fund is c/o Simon Shaw, Investment Manager, 55 Bishopsgate, London, EC2N 3AS, United Kingdom.

(4)
The address of Craig Wm. Earnshaw is 1301 Little Kate Road, Park City, Utah, 84060.

(5)
Includes 297,814 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 20, 2004. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(6)
Represents shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 20, 2004.

(7)
Includes 5,663 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 20, 2004 and 687 shares held by Mr. Baumel and his wife, who have shared voting and investment power.

(8)
Includes 4,647 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after April 20, 2004.

EQUITY COMPENSATION PLAN INFORMATION

        As of December 31, 2003, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. The table below provides information as of December 31, 2003 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Average Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	659,882	$11.56	156,468
Equity Compensation Plans not Approved by Security Holders	—	—	62,500
Total	659,882	$11.56	218,968

        Set forth below is a summary description of the Company's non-stockholder-approved plan.

2001 Stock Incentive Plan

        During 2001, The Company's Board of Directors adopted the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of stock options and other incentive awards to employees and consultants. The total number of shares reserved for issuance under the 2001 Plan is 62,500. The purpose of the 2001 Plan is to attract and retain employees and consultants and to provide these persons with incentives and rewards for superior performance. Any of the Company's employees or consultants, except its directors and officers and persons who have agreed to serve as one of its directors or officers, may receive awards issued under the 2001 Plan. Under the 2001 Plan, the Company may grant (1) option rights at option prices less than, equal to, or greater than, the market value of the underlying shares on the date of grant and (2) restricted shares and deferred shares, in each case without additional consideration from the participant or for consideration in an amount less than, equal to, or greater than, the market value of the shares on the dated of grant. The Company may also grant replacement option rights (i.e., option rights awarded in exchange for the surrender and cancellation of an option to purchase shares of another corporation that has been acquired by the Company) subject to the same terms, conditions and discretion as option rights under the 2001 Plan. No options or other incentive awards have been granted under the 2001 Plan, and the Company has no current intention of making awards under the 2001 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of April 20, 2004, BRiT Insurance Holdings PLC ("BRiT") held 930,163 shares of Common Stock, representing approximately 34 percent of the Company's outstanding Common Stock.

        During 2003, 2002 and 2001, the Company entered into various software and service agreements with BRiT. Approximately $3,245,000 was recognized as revenue during 2003 from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2003 was $369,000. The Company continues to provide services for BRiT and its affiliates pursuant to these agreements and expects to receive payments for such services. The Company currently expects that its 2004 revenue from BRiT will be equal to or greater than that recognized in 2003, although there can be no assurance of this revenue.

        During 2003, the Company hired Rahul Raina as the Director Business Process Outsourcing for Delphi Consulting Division of Ebix, Inc. He is paid an annual salary of $90,000 and on August 11, 2003, was granted options to purchase 25,000 shares of Common Stock of the Company. Rahul Raina is the brother of Robin Raina, the Company's Chairman of the Board, President and Chief Executive Officer.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2003 and 2002 and fees billed for other services rendered by KPMG LLP, the Company's independent auditors.

	2003	2002
Audit Fees(1)	$290,000	$230,000
Audit Related Fees(2)	$10,000	$8,000
Tax Fees(3)	$37,000	$20,000
All Other Fees	$0	$0

(1)
Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)
Including benefit plan and assistance with SEC and NASDAQ matters.

(3)
Includes the preparation of the Federal Income Tax return.

        The Audit Committee considered and pre-approved all of the above-referenced fees and services. The Audit Committee requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditors as required by the Securities Exchange Act of 1934. The Audit Committee must approve the permitted service before the independent auditors are engaged to perform it.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements.

        The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 as previously filed as part of the Annual Report on Form 10-K:

  •
  Independent Auditor's Report

  •
  Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

  •
  Consolidated Statements of Income for the Years Ended December 31, 2003, December 31, 2002, and December 31, 2001.

  •
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, December 31, 2002, and December 31, 2001.

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, December 31, 2002, and December 31, 2001.

  •
  Notes to Consolidated Financial Statements

2.
Financial Statements Schedules.

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

Ebix, Inc. (Registrant)
By:	/s/ ROBIN RAINA Robin Raina Chairman of the Board President and Chief Executive Officer

Date: April 29, 2004

EXHIBIT INDEX

Exhibits
2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (filed as Exhibit 2.1 to the Company's Current Report of Form 8-K dated February 23, 2004 (the "February 2004 8-K") and incorporated herein by reference).
2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (filed as Exhibit 2.2 to the February 2004 8-K and incorporated herein by reference).
3.1	Certificate of Incorporation of the Company, as amended (including Certificates of Designations).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1	Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference). +
10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference). +
10.3	Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company's Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +
10.4	Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by reference).
10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-23261), and incorporated herein by reference). +
10.6	Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).
10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director's Stock Option Plan (filed as Exhibit A to the Company's proxy statement dated August 12, 1998, and incorporated herein by reference). +
10.8	Sublease agreement dated July 22, 1999 between the Company and Air Liquid America Corporation relating to the premise at Walnut Creek California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9	First Amendment to the Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). +
10.10	Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). +
10.11	Baum Severance agreement dated October 4, 2000 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +
10.12	Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.13	First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.14	Lease agreement dated November 6, 2001, between the Company and Great Lakes REIT, L.P., relating to premises at 1900 E. Golf Road, Suite 1050, Schaumburg, Illinois. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.15	Second Amendment to ebix.com, Inc. 1996 Stock Incentive Plan (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).+
10.16	2001 Stock Incentive Plan for Employees (filed as Exhibit 4.1 to the Company's Form S-8 filed on April 19, 2001 and incorporated herein by reference). +
10.17	Share Exchange and Purchase Agreement between the Company and BRiT Insurance Holdings PLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.18	Registration Rights Agreement between the Company and BRiT Holdings Limited (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.19	Third Amendment to ebix.com, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).+
10.20	Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3 (No. 333-112616) and incorporated herein by reference).
10.21	Second Amendment to the Lease Agreement dated June 3, 2003, between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed as an exhibit to this Annual Report on Form 10-K.

**
Filed herewith

+
Management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual report on Form 10-K.

QuickLinks

Part III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
AUDIT COMMITTEE FINANCIAL EXPERT
CODE OF ETHICS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  Item 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
FISCAL YEAR-END OPTION VALUES
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX