Form 10-Q
period 2004-03-31
EBIX INC
filed 2004-05-17
CIK 814549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 10, 2004, the number of shares of Common Stock outstanding was 2,738,990.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,961	$7,915
Accounts receivable, less allowance of $260 and $356	3,534	1,787
Other current assets	485	364
Total current assets	9,980	10,066
Property and equipment, net	1,469	1,353
Capitalized software, net	82	109
Intangible assets, net	3,450	—
Goodwill	6,055	123
Other assets	371	320
Total assets	$21,407	$11,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,934	$1,778
Accrued payroll and related benefits	1,292	1,287
Current portion of long term debt	500	—
Current portion of capital lease obligations	43	73
Deferred revenue	2,689	2,141
Total current liabilities	6,458	5,279
Long term debt, less current portion	1,726	—
Redeemable common stock (200,000 and 0 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively) stated at redemption price	2,700	—

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,738,990 and 2,316,767 shares issued and outstanding, respectively	274	232
Additional paid-in capital	91,951	88,706
Deferred compensation	(406)	(436)
Accumulated deficit	(81,805)	(82,251)
Accumulated other comprehensive income	509	441
Total stockholders’ equity	10,523	6,692
Total liabilities and stockholders’ equity	$21,407	$11,971

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue:
Software	$227	$210
Services and other	3,707	3,402
Total revenue	3,934	3,612
Operating expenses:
Services and other costs	1,163	1,005
Product development	560	360
Sales and marketing	273	461
General and administrative	1,387	1,164
Total operating expenses	3,383	2,990
Operating income	551	622
Interest income	27	15
Interest expense	(2)	(5)
Foreign exchange gain (loss)	10	(49)
Income before income taxes	586	583
Income tax expense	(140)	(67)
Net income	$446	$516

Basic earnings per common share	$0.17	$0.23

Diluted earnings per common share	$0.15	$0.23

Basic weighted average shares outstanding	2,586	2,291

Diluted weighted average shares outstanding	2,917	2,291

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$446	$516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	201	97
Stock-based compensation	40	6
Provision for doubtful accounts	23	35
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,035)	(495)
Other assets	(72)	126
Accounts payable and accrued expenses	72	111
Accrued payroll and related benefits	(205)	38
Deferred revenue	298	459
Net cash (used in) provided by operating activities	(232)	893
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	(4,634)	—
Capital expenditures	(103)	(120)
Net cash used in investing activities	(4,737)	(120)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	2,977	—
Principal payments under capital lease obligations	(30)	(27)
Net cash provided by (used in) financing activities	2,947	(27)
Effect of foreign exchange rates on cash	68	(36)
Net change in cash and cash equivalents	(1,954)	710
Cash and cash equivalents at the beginning of the period	7,915	4,993
Cash and cash equivalents at the end of the period	$5,961	$5,703

Supplemental disclosures of cash flow information:
Interest paid	$2	$5
Income taxes paid	$84	$—

Supplemental schedule of noncash investing activities:

During the first quarter of 2004, the Company purchased all of the capital stock of LifeLink Corporation for consideration which included 200,000 shares of common stock valued at $3,000,000, cash of $5,000,000, and a note payable of $2,226,000.

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – These condensed consolidated financial statements are unaudited, include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix or “the Company”), and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”). Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,226,000 (see note 7). The acquisition was accounted for as a purchase business combination.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Summary of significant accounting policies—

Revenue Recognition— We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software.

In May 2003, the FASB finalized the terms of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables, which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately.  Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the delivery of the undelivered items is probable and substantially controlled by the seller.  In situations where the deliverables fall within the higher- level literature as defined by EITF 00-21 the Company applies the guidance in that higher- level literature.  Deliverables that do not meet these criteria are combined with one or more other deliverables.  The Company adopted EITF Issue No. 00-21 as of July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF Issue No. 00-21.

The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists.  Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses, and is recognized upon delivery together with the Company’s license revenue.

Training, data conversion, installation, and consulting services are recognized as revenue when the services are performed and collectibility is reasonably assured.  Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

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

Revenues related to hosting arrangements, including EbixASP, are recognized ratably over the term of the agreement, including monthly fees as well as any initial registration fees and related custom programming in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition”.  Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectiblity is reasonably assured.

Deferred revenue includes maintenance and support payments that have been received or billings recorded prior to performance, amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist, and initial registration fees and related service fees under hosting agreements.  Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

Software arrangements involving significant customization, modification or production of the software are accounted for in accordance with SOP 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method.  The Company recognizes revenue using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is considered probable.

For business process outsourcing agreements, which include call center services, services are primarily performed on a time and material basis.  Revenue is recognized when the service is performed.

Stock Options - At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for options issued to employees, as well as the requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair-value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model, the Company’s net earnings and net earnings per share would have been the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2004	March 31, 2003

Net income, as reported	$446,000	$516,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(394,000)	(228,000)
Pro forma net income	$57,000	$288,000

Basic earnings per share, as reported	$0.17	$0.23
Diluted earnings per share, as reported	$0.15	$0.23
Basic earnings per share, pro forma	$0.02	$0.13
Diluted earnings per share, pro forma	$0.02	$0.13

Non-employee Stock Compensation—The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans. Under the fair-value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

Note 2.  STOCK OPTIONS

During the first quarter of 2004, the Company did not grant any stock options.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares, of which options to purchase 34,500 shares were outstanding at March 31, 2004.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 88%, risk free interest rate of 3.76% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved.  At March 31, 2004, non-employee options to purchase 7,461 shares were vested. The Company recognized compensation expense of approximately $34,000 and $6,000 related to these options during the three-month periods ended March 31, 2004 and March 31, 2003, respectively.

During 2003, the Company granted in-the-money options with a four year vesting period to purchase 25,000 shares of the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company.  This grant was not subject to any of the Company’s stock option plans.  The Company recognized compensation expense of approximately $6,000 related to these options during the three-month period ended March 31, 2004.

Note 3.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2004 and March 31, 2003 was 2,586,000 and 2,291,000, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended March 31, 2004 and March 31, 2003, the Company’s common stock equivalents consisted of stock options.  For the three months ended March 31, 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 331,000. At March 31, 2004, the fully diluted weighted average number of shares outstanding was 2,917,000.  For the three months ended March 31, 2003, there was no effect on the weighted average number of shares outstanding.  At March 31, 2004, there were 328,000 shares potentially issuable with respect to stock options, which could dilute EPS in the future which were excluded from the diluted EPS calculation because their effect was antidilutive. At March 31, 2003, there were 600,000 shares potentially issuable with respect to stock options, which could dilute EPS in the future which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 4.  COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2004	2003

Net income	$446,000	$516,000
Other comprehensive income – foreign currency translation adjustment	68,000	(36,000)
Comprehensive income	$514,000	$480,000

Note 5.  RELATED PARTY TRANSACTIONS

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”), for $7,000,000. The total shares held by BRiT at March 31, 2004 was 930,163, representing an equity ownership of approximately 34 percent.  At March 31, 2004 BRiT owned approximately 45% of CF Epic Insurance and General Fund, which owned approximately 8% of our common stock.

The Company has entered into various software and service agreements with BRiT. During the first quarter of 2004, approximately $953,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2004 were $1,218,000. During the first quarter of 2003, approximately $805,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2003 were $852,000.

Note 6.  SALE OF UNREGISTERED COMMON STOCK

On January 16, 2004 the Company sold 222,223 shares of its unregistered common stock to CF Epic Insurance and General Fund, an investment fund located in London of which BriT, at March 31, 2004, owned approximately 45% of the equity interests, for a total price of $3,000,010, or $13.50 per share.

Note 7.  ACQUISITION OF LIFELINK

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,226,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing.  The Company also incurred approximately $71,000 of transaction costs in conjunction with the LifeLink acquisition.  In connection with the 200,000 shares of common stock issued subject to Rule 144, the former shareholder received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices.  In accordance with Financial Accounting Standards Board (“FASB”) Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has classified $2,700,000 of the value of the common stock issued as a liability, “redeemable common stock,” in the condensed consolidated balance sheet due to existence of the holder’s put option. At any time during the one month period commencing on the date which is eighteen months after February 23, 2004 and ending nineteen months after February 23, 2004, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 200,000 shares originally issued at a price of $2,700,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of March 31, 2004, the holder has not sold any shares of common stock received from this transaction.

The following table summarizes the estimated fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition. These amounts are based upon the preliminary purchase price allocation which is subject to modification upon further analysis by the Company.

February 23, 2004

Current assets	$1,199,000
Property and equipment	119,000
Intangible assets	3,518,000
Goodwill	5,932,000
Total assets acquired	10,768,000
Current liabilities	471,000
Total liabilities assumed	471,000
Net assets acquired	$10,297,000

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years.  The Company recorded $68,000 of amortization expense related to these intangible assets for the period ended March 31, 2004.

Estimated Amortization Expenses:

For the year ended December 31, 2004	$491,000
For the year ended December 31, 2005	$575,000
For the year ended December 31, 2006	$575,000
For the year ended December 31, 2007	$575,000
For the year ended December 31, 2008	$575,000

The following unaudited pro forma financial information for the three months ended March 31, 2004 and March 31, 2003 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date.  The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended March 31,
	2004	2003

Revenue	$4,855,000	$4,945,000
Net income	406,000	433,000

Basic earnings per share	$0.16	$0.19
Diuted earnings per share	$0.14	$0.19

Note 8—Line of Credit:

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004.  There were no borrowings on this line as of March 31, 2004.  The major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements.  The line of credit will expire on October 31, 2005.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

The Company’s future focus will be on developing consistent and recurring revenue sources with a concentration in (1) software development for insurance carriers, agents and brokers, (2) expansion of connectivity between consumers, agents, carriers and third party providers,  (3) business process outsourcing services, which include software development, call center and back office, either off site or at company facilities, and (4) worldwide sales and support of the agency management systems.

Support revenue from legacy products is expected to decline in the future as current customers switch to other more technologically advanced systems (including Ebix ASP). The Company’s focus for the future will be expanding revenues in the international market, software development for carriers, agents and brokers and business process outsourcing services.

Critical Accounting Policies

The Company’s  “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three-Month Period Ended March 31, 2004 Compared to the Three-Month Period Ended March 31, 2003

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, LifeLink service revenue (for the period February 23, 2004 to March 31, 2004), initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended March 31, 2004 increased $322,000, or 8.9%, to $3,934,000 from $3,612,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the first quarter of 2004 increased $17,000 or 8.1%, from $210,000 for the comparable quarter of the prior year. As the Company has changed its focus to e-commerce products and services, the Company expects future revenue to be comprised primarily of services revenue.

Services Revenue — Total services revenue for the first quarter of 2004 increased $305,000, or 9.0%, from $3,402,000 for the comparable quarter of the prior year.  This increase was due to LifeLink revenue of approximately $518,000 and an increase in international service revenue of $323,000 partially offset by a decrease in support revenue associated with legacy products of $269,000, a decrease in INS-Site revenue of  $110,000 and a decrease in consulting revenue of $157,000.

During the first quarter of 2004 and 2003, approximately $953,000 and $805,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  BRiT owned approximately 34% of the Company’s common stock as of May 10, 2004.  In addition, the Company has been informed that BRiT owned approximately 70% of the equity interests CF Epic Insurance and General Fund, which at May 10, 2004 owned approximately 8% of our outstanding common stock.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $158,000 or 15.7%, from $1,005,000 for the comparable quarter of the prior year.  This increase was due to an increase in services revenue and an increase in payroll expenses related to the acquisition of LifeLink.

Product Development Expenses - Total product development expenses for the first quarter of 2004 increased $200,000, or 55.6%, from $360,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink and an increase in headcount in India.

Sales and Marketing Expenses - Total sales and marketing expenses for the first quarter of 2004 decreased $188,000, or 40.8%, from $461,000 for the comparable quarter of the prior year.  This decrease was attributable to a decrease in payroll expenses and reduced spending on website related marketing and public relation expenses. During the first quarter of 2004 the Company reorganized the sales and marketing department to better utilize existing expertise; the Company has not yet realized the positive results of this reorganization.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $223,000, or 19.2%, from $1,164,000 for the comparable quarter of the prior year.  This increase was due to an increase in international expenses and a charge for amortization of intangibles related to the LifeLink acquisition.

Income tax expense— The effective tax rate for the first quarter of 2004 is higher than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,961,000 at March 31, 2004, compared to $7,915,000 at December 31, 2003.

During the three months ended March 31, 2004, the Company experienced negative operating cash flow of $232,000 as compared to $893,000 of positive operating cash flow for the three months ended March 31, 2003. This decrease in cash flow from operations in the three months ended March 31, 2004 resulted primarily from an increase in accounts receivable of $1,035,000 and an increase in accrued payroll and related benefits of $205,000, partially offset by net income for the quarter of $710,000 adjusted for non-cash items and an increase in deferred revenue of $298,000.

Cash used in investing activities of $4,737,000 in the three months ended March 31, 2004 represented expenditures made primarily as a result of the Company’s acquisition of LifeLink Corp. Inc. (“LifeLink”).  Cash provided by financing activities of $2,947,000 resulted from the Company’s sale of common stock during the quarter.

During early 2004 the Company sold 222,223 shares of its previously unissued common stock to CF Epic Insurance and General Fund, an investment fund located in London of which BriT currently owns approximately 70% of the equity interests, for gross proceeds of $3,000,010, or $13.50 per share. On February 23, 2004 the Company acquired LifeLink Corp Inc. (“LifeLink”). Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,226,000 payable as follows: $5,000,000 paid in cash at closing, $2,226,000 payable in cash over a deferred period of five years, and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. See note 7 to the condensed consolidated financial statements included in this Form 10-Q.

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004.  There were no borrowings on this line as of May 14, 2004.  The major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements.  The line of credit will expire on October 31, 2005.

The Company believes that future revenue growth will come from international subsidiaries, LifeLink, development services, call center services and business process outsourcing services. The Company believes its cash balances and funds provided by operations will be sufficient to meet all of its anticipated cash requirements for the foreseeable future.

The following summarizes the Company’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)	$5,200	$500	$4,200	$500	$—
Operating Leases Obligations	1,945	488	860	597	—
Capital Leases Obligations	43	43	—	—	—
Total	$7,188	$1,031	$5,060	$1,097	$—

(1)   $2,700,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock.  See note 7 to the condensed consolidated financial statements included in this Form 10-Q.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 - This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,”  “believes, “will,” “should,” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Quarterly Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements.  Such risks, uncertainties and other factors include those discussed in “Risk Factors” below. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, along with all of the other information included in this quarterly report on Form 10-Q because they could materially and adversely affect our business, financial condition, operating results, cash flows and prospects and/or the market price of our common stock.  This risk factors section is written in response to the Securities and Exchange Commission’s “plain English” guidelines.  In this section, the words “we,” “us,” “our” and “ours” refer to the Company and not any other person.

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

Revenues from one customer, BRiT Insurance Holdings PLC, which at May 10, 2004 owned approximately 34.0% of our common stock, represented approximately 18% of our total revenue in 2003 and 15% of our total revenue in 2002. The Company has been informed that BRiT owned approximately 70% of CF Epic Insurance and General Fund, which at May 10, 2004 owned approximately 8% of our common stock. If revenues from this customer were to discontinue, our operating results could be materially adversely affected.

Revenues from another international customer, a New York Stock Exchange listed multi-national insurance company, represented approximately 11% of our total revenue in 2003.  If revenues from this customer were to discontinue, our operating results could be materially adversely affected.

Adverse insurance industry economics could adversely affect our revenues.

We are dependent on the insurance industry, which may be adversely affected by current economic and world conditions.

Our operating results may fluctuate dramatically.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter.  You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter.  Factors that may affect our quarterly results include:

•                                          Changes in insurance agents’ and carriers’ consumer acceptance of Internet commerce;

•                                          Loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another; and

•                                          Technical difficulties for our internet focused services that hamper an agent’s ability to run its agency system hosted by us.

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

We recently acquired LifeLink and may in the future acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise.  The process of integrating LifeLink or any other acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures.  Integration of an acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business.  Moreover, the anticipated benefits of the LifeLink acquisition or any other acquisition may not be realized.  Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully.  Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

We may not be able to continue to develop new products to effectively adjust for rapid technological changes.

To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing our website and introducing new products and services to address our users’ changing demands.

Our segment in the marketplaces in which we operate is characterized by:

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Robin Raina, our President and Chief Executive Officer, and Richard J. Baum, our Executive Vice President – Finance & Administration, Chief Financial Officer and Secretary.  The loss of the services of any of our executive officers or other key employees could harm our business.  We have no long-term employment agreements with any of our key personnel, nor do we maintain key man life insurance policies on any of our key employees.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.  At May 10, 2004, BRiT Insurance Holdings plc beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 48% of our outstanding common stock.  In addition, the Company has been informed that BriT owns approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at May 10, 2004, beneficially owned approximately 8% of our outstanding common stock.  As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation.  These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

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

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars.  However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition.  To date, the impact of fluctuations in these currencies have resulted in net transaction gains of $10,000 for the three months ended March 31, 2004 and losses of $49,000 for the three months ended March 31, 2003.  We considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term.  Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $100,000 and $140,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

There have been no material changes in the Company’s interest rate risk during the three months ended March 31, 2004.  For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.             CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There have been changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2004 in connection with the acquisition of LifeLink Corporation and the concurrent assumption of all LifeLink accounting functions in the Company’s Schaumburg office. The Company does not believe that this change has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2003, KPMG LLP (“KPMG”) advised our management and audit committee of reportable conditions related to our internal controls.  KPMG recommended that we make certain operational improvements.  The recommendations related to improving our internal controls and we have taken action during 2004 to address KPMG’s recommendations, by reorganizing our finance department to better utilize resources.

Part II — OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 16, 2004, the Company sold an aggregate of 222,223 shares of its common stock to CF Epic Insurance and General Fund (“CF Epic”), an investment fund located in London, England, for cash in the amount of $3,000,010.50.  The Company sold these securities in a transaction exempt from registration under the Securities Act of 1933 (the “Act”) in reliance upon Section 4(2) of the Act and Regulation D thereunder, as on a transaction not involving a public offering.  CF Epic represented in writing to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Act.  The Company did not pay any underwriting commissions or discounts or placement fees in connection with this transaction.

On February 23, 2004, the Company issued 200,000 shares of its common stock to the shareholder of LifeLink Corporation (“LifeLink”) in connection with the Company’s acquisition of all the capital stock of LifeLink. The Company sold these securities in a transaction exempt from registration under the Securities Act of 1933 (the “Act”) in reliance upon Section 4(2) of the Act and Regulation D thereunder, as on a transaction not involving a public offering.  LifeLink represented in writing to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Act.  The Company did not pay any underwriting commissions or discounts or placement fees in connection with this transaction.

Item 5.  OTHER INFORMATION

On April 30, 2004, William Baumel, who was chairman of the Audit Committee of the Company’s Board of Directors, resigned from the Company’s Board of Directors effective immediately.

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Exhibits

2.1

Stock Purchase Agreement, dated February 23, 2004, by and among Ebix, Inc. and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”) and incorporated herein by reference).

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated herein by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

10.1	Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K (pursuant to Items 2 and 7 thereof) on February 23, 2004 to report the Company’s acquisition of LifeLink.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: May 17, 2004	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief
Financial Officer (principal financial and accounting officer), and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1

Stock Purchase Agreement, dated February 23, 2004, by and among Ebix, Inc. and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”) and incorporated herein by reference).

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated herein by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

10.1*	Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004.

31.1*	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Included as an exhibit to this quarterly report on Form 10-Q.