Form 10-Q
period 2004-06-30
EBIX INC
filed 2004-08-16
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 9, 2004, the number of shares of Common Stock outstanding was 2,896,718.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (restricted cash of $3,000 and $0, respectively, in accordance with the line of credit agreement)	$9,665	$7,915
Accounts receivable, less allowance of $290 and $356, respectively	3,145	1,787
Other current assets	663	364
Total current assets	13,473	10,066
Property and equipment, net	1,364	1,353
Capitalized software, net	55	109
Goodwill	6,112	123
Intangibles, net	3,315	—
Other assets	411	320
Total assets	$24,730	$11,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,675	$1,778
Accrued payroll and related benefits	576	1,287
Current portion of long term debt	500	—
Current portion of capital lease obligations	11	73
Deferred revenue	2,843	2,141
Total current liabilities	5,605	5,279
Long term debt, less current portion	1,726	—
Line of credit	3,500	—
Redeemable common stock (200,000 and 0 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively) stated at redemption price	2,700	—

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,738,990 and 2,316,767 shares issued and outstanding, respectively	274	232
Additional paid-in capital	91,945	88,706
Deferred compensation	(393)	(436)
Accumulated deficit	(81,095)	(82,251)
Accumulated other comprehensive income	468	441
Total stockholders’ equity	11,199	6,692
Total liabilities and stockholders’ equity	$24,730	$11,971

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Software	$333	$558	$560	$768
Services and other (Including revenues from related parties of $724, $179, $1,677 and $984, respectively – See Note 5.)	4,343	2,737	8,050	6,139
Total revenue	4,676	3,295	8,610	6,907
Operating expenses:
Services and other costs	1,354	773	2,517	1,778
Product development	861	430	1,421	790
Sales and marketing	423	499	696	960
General and administrative	1,297	1,375	2,684	2,539
Total operating expenses	3,935	3,077	7,318	6,067
Operating income	741	218	1,292	840
Interest income	15	20	42	35
Interest expense	(1)	(5)	(3)	(10)
Foreign exchange gain (loss)	(2)	(8)	8	(57)
Income before income taxes	753	225	1,339	808
Income tax expense	(43)	(136)	(183)	(202)

Net income	$710	$89	$1,156	$606

Basic earnings per common share	$0.26	$0.04	$0.43	$0.26

Diluted earnings per common share	$0.23	$0.04	$0.39	$0.26

Basic weighted average shares outstanding	2,739	2,291	2,662	2,291

Diluted weighted average shares outstanding	3,066	2,298	2,992	2,293

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$1,156	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	202
Stock-based compensation	47	23
Provision for doubtful accounts	60	40
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(683)	808
Other assets	(290)	(280)
Accounts payable and accrued expenses	(115)	341
Accrued payroll and related benefits	(921)	196
Deferred revenue	452	365
Net cash provided by operating activities	193	2,301
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	(4,763)	—
Capital expenditures	(122)	(388)
Net cash used in investing activities	(4,885)	(388)
Cash flows from financing activities:
Proceeds from borrowings related to line of credit	3,500	—
Proceeds from the issuance of common stock, net of issuance costs	2,977	—
Principal payments under capital lease obligations	(62)	(55)
Net cash provided by (used in) financing activities	6,415	(55)
Effect of foreign exchange rates on cash	27	(72)
Net change in cash and cash equivalents	1,750	1,786
Cash and cash equivalents at the beginning of the period	7,915	4,993
Cash and cash equivalents at the end of the period	$9,665	$6,779

Supplemental disclosures of cash flow information:
Interest paid	$3	$10
Income taxes paid	$185	$154

Supplemental schedule of noncash investing activities:

During the first quarter of 2004, the Company purchased all of the capital stock of LifeLink Corporation for consideration which included 200,000 shares of common stock valued at $3,000,000, cash of $5,000,000, and a note payable of $2,226,000.  The Company also capitalized approximately $128,000 of transaction costs in conjunction with the acquisition.

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

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”). Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000 (see note 7). The acquisition was accounted for as a purchase business combination.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire current year.

Summary of significant accounting policies—

Revenue Recognition— The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software.

In May 2003, the FASB finalized the terms of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables, which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately.  Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) the delivery of the undelivered items is probable and substantially controlled by the seller.  In situations where the deliverables fall within the higher-level literature as defined by EITF 00-21 the Company applies the guidance in that higher- level literature.  Deliverables that do not meet these criteria are combined with one or more other deliverables.  The Company adopted EITF Issue No. 00-21 as of July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF Issue No. 00-21.

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

Training, data conversion, installation and consulting services are recognized as revenue when the services are performed and collectibility is reasonably assured.  Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

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

Revenues (including monthly fees as well as any initial registration fees and related custom programming) related to hosting arrangements, including EbixASP, are recognized ratably over the term of the agreement, in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition.”  Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectiblity is reasonably assured.

LifeLink revenues are derived from software license fees, maintenance fees and software set-up fees.  License fees and maintenance are included in a single monthly fee, which is recognized over the life of the contract, typically one year.  No revenue is recognized until software set up is complete and end users are actually using the software.  Set-up service fees are separately stated in contracts and generally do not vary among customers.  License and maintenance fees are based on a price list with discounts based on number of users.  These fees have an established VSOE.  Any additional fees are attributable to the services.  Contract accounting is not used for services.  Customers do not have right of return.  A customer can discontinue using the software, but receives no refund of the monthly fees.

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

Software arrangements involving significant customization, modification or production of the software are accounted for in accordance with SOP 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method.  The Company recognizes revenue using actual hours worked as a percentage of total expected hours required by the arrangement, provided that the fee is fixed and determinable and collection of the receivable is considered probable. The Company currently has no such agreements in effect.

For business process outsourcing agreements, which include call center services, services are primarily performed on a time and materials basis.  Revenue is recognized when the service is performed.

Stock Options - At June 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for options issued to employees, as well as the requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income, as reported	$710,000	$89,000	$1,156,000	$606,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	—	9,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(247,000)	(172,000)	(641,000)	(345,000)
Pro forma net income (loss)	$468,000	$(83,000)	$524,000	$261,000

Basic earnings per share, as reported	$0.26	$0.04	$0.43	$0.26
Diluted earnings per share, as reported	$0.23	$0.04	$0.39	$0.26
Basic earnings (loss) per share, pro forma	$0.17	$(0.04)	$0.20	$0.11
Diluted earnings (loss) per share, pro forma	$0.15	$(0.04)	$0.18	$0.11

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

Note 2.  STOCK OPTIONS

During the first quarter of 2004, the Company did not grant any stock options.  During the second quarter of 2004, the Company granted options to purchase 61,500 shares of common stock to employees and a director of the Company.  These options were granted at prices equal to 100 percent of the market price on the date of grant.  The options have a four-year vesting period and must be exercised within ten years of the date of the grant.  For the options granted to employees, vesting accelerates if a net income performance target is achieved.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares, of which options to purchase 34,500 shares were outstanding at June 30, 2004.  These options were granted at prices equal to 100 percent of the market price on the date of grant.  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved.  At June 30, 2004, non-employee options to purchase 8,125 shares were vested. The Company recognized compensation expense of approximately $1,000 and $17,000 related to these options during the three-month periods ended June 30, 2004 and June 30, 2003, respectively. The Company recognized compensation expense of approximately $35,000 and $23,000 related to these options during the six-month periods ended June 30, 2004 and June 30, 2003, respectively.

On August 11, 2003, the Company granted options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee.  The option grantee was an employee when he received the grant.  The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant.  This grant was not subject to any of the Company’s stock option plans.  The total intrinsic value associated with the granting of options was  $96,250, which is being recognized ratably as compensation expense over the four- year vesting period in accordance with APB Opinion No. 25.  The Company recognized compensation expense of approximately $6,000 and $12,000, respectively, related to these options during the three and six months period ended June 30, 2004.

Note 3.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and six months-ended June 30, 2004 was 2,739,000 and 2,662,000, respectively. The weighted average number of shares outstanding for both the three and six months-ended June 30, 2003 was 2,291,000. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and six months ended June 30, 2004 and June 30, 2003, the Company’s common stock equivalents consisted of stock options.  For the three and six months ended June 30, 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 327,000 and 329,000, respectively.  For the three and six months ended June 30, 2004, the fully diluted weighted average number of shares outstanding was 3,066,000 and 2,992,000, respectively.  For the three and six months ended June 30, 2003, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 7,000 and 2,000, respectively. For the three and six months ended June 30, 2003, the fully diluted weighted average number of shares outstanding was 2,298,000 and 2,293,000, respectively. At June 30, 2004, there were 391,000 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 4.  COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$710,000	$89,000	$1,156,000	$606,000
Other comprehensive (expense) income – foreign currency translation adjustment	(41,000)	(36,000)	27,000	(72,000)
Comprehensive income	$669,000	$53,000	$1,183,000	$534,000

Note 5.  RELATED PARTY AND SIGNIFICANT CUSTOMER TRANSACTIONS

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”) for $7,000,000. The total number of shares held by BRiT at June 30, 2004 was 930,163, representing an equity ownership of approximately 34%.  At June 30, 2004, BRiT owned approximately 70% of CF Epic Insurance and General Fund, which owned approximately 8% of our common stock.

The Company has entered into various software and service agreements with BRiT. During the second quarter of 2004 and 2003, approximately $724,000 and $179,000, respectively, was recognized as services revenue from BRiT and its affiliates. During the first quarter of 2004 and 2003, approximately $953,000 and $805,000, respectively, was recognized as services revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at June 30, 2004 were $708,000. Total accounts receivable from BRiT and its affiliates at December 31, 2003 were $369,000.

During the second quarter of 2004 and 2003, approximately $512,000 and $355,000, respectively was recognized from another significant customer, AON.  During the first quarter of 2004 and 2003 approximately $557,000 and $441,000 respectively, was recognized from AON.  Total accounts receivable from AON at June 30, 2004 were $480,000.  Total accounts receivable from AON at December 31, 2003 were $192,000.

Note 6.  SALE OF UNREGISTERED COMMON STOCK

On January 16, 2004 the Company sold 222,223 shares of its unregistered common stock to CF Epic Insurance and General Fund (“CF Epic”), an investment fund located in London, BRiT owned approximately 70% of the equity interests of CF Epic at June 30, 2004, for a total price of $3,000,010, or $13.50 per share.

Note 7.  ACQUISITION OF LIFELINK

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing.  The Company also capitalized approximately $128,000 of transaction costs in conjunction with the LifeLink acquisition. In connection with the 200,000 shares of common stock issued subject to Rule 144, the former shareholder received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices.  In accordance with Financial

Accounting Standards Board (“FASB”) Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has classified $2,700,000 of the value of the common stock issued as a liability, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s put option. At any time during the one month period commencing on the date which is 18 months after February 23, 2004 and ending 19 months after February 23, 2004, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 200,000 shares originally issued at a price of $2,700,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of June 30, 2004, the holder had not sold any shares of common stock received from this transaction.

The following table summarizes the estimated fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,199,000
Property and equipment	119,000
Intangible assets	3,518,000
Goodwill	5,989,000
Total assets acquired	10,825,000
Current liabilities	471,000
Total liabilities assumed	471,000
Net assets acquired	$10,354,000

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years.  The Company recorded $135,000 and  $203,000 of amortization expense related to these intangible assets for the three and six-month periods ended June 30, 2004, respectively.

Estimated Amortization Expenses:

For the year ended December 31, 2004	$491,000
For the year ended December 31, 2005	$575,000
For the year ended December 31, 2006	$575,000
For the year ended December 31, 2007	$575,000
For the year ended December 31, 2008	$575,000

The following unaudited pro forma financial information for the three months ended June 30, 2003 and six months ended June 30, 2004 and June 30, 2003 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date.  The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended June 30, 2003	Six Months Ended June 30,
		2004	2003

Revenue	$4,628,000	$9,531,000	$9,573,000
Net income	6,000	1,116,000	439,000

Basic earnings per share	$0.01	$0.42	$0.18
Diluted earnings per share	$0.01	$0.37	$0.18

Note 8—Line of Credit:

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004.  Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements.  The line of credit will expire on October 31, 2005.  As of June 30, 2004 total borrowings on this line were $3,500,000 of which $3,000,000 is restricted from use in accordance with the line of credit agreement.  The agreement provides that the line is secured by substantially all of the Company’s assets.  The Company is subject to certain other financial covenants and was in compliance with them as of June 30, 2004.

Note 9—Subsequent Event:

On July 1, 2004, Ebix Australia Pty Ltd. (“Ebix Australia”), a subsidiary of Ebix, Inc., acquired the operating assets of Heart Consulting Pty Ltd. located in Melbourne, Australia (“Heart”) pursuant to a purchase agreement dated June 28, 2004, by and between Ebix Australia and Heart.

Pursuant to the purchase agreement, Ebix Australia acquired the operating assets of Heart in exchange for an aggregate purchase price (in Australian dollars) of A$10,175,000 ($7,116,000 USD based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175,000 ($3,619,000 USD) in cash at closing, A$2,000,000 ($1,399,000 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000,000 ($2,098,000 USD) payable in 157,728 shares of common stock of Ebix issued at the closing (the “Shares”).  The Shares are subject to a repurchase commitment by Ebix pursuant to which Heart may require Ebix to repurchase the Shares at any time during January 2006 for an aggregate purchase price of A$2,000,000 ($1,399,000 USD) minus any proceeds received by Heart from earlier sales of any portion of the Shares.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1, of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  See “Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995” below.

Overview

The Company’s future focus will continue to be will be on developing consistent and recurring revenue sources with a concentration in (1) software development for insurance carriers, agents and brokers, (2) expansion of connectivity between consumers, agents, carriers and third party providers,  (3) business process outsourcing services, which include software development, call center and back office, either off site or at company facilities, and (4) worldwide sales and support of the agency management systems.  This development of recurring revenue sources will be accomplished through the previously mentioned four initiatives in addition to identifying and negotiating for strategic synergistic acquisition targets such as the recently completed acquisitions of LifeLink and Heart.

Support revenue from legacy products is expected to decline in the future as current customers switch to other technologically advanced systems (including Ebix ASP) see discussion below.

Critical Accounting Policies

The Company’s  “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, LifeLink services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended June 30, 2004 increased $1,381,000, or 41.9%, to $4,676,000 from $3,295,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the second quarter of 2004 decreased $225,000, or 40.3%, to

$333,000 from $558,000 for the comparable quarter of the prior year.  This decrease was due to a decrease in international software license revenue of 83% in second quarter 2004 compared to the second quarter 2003.

Services Revenue — Total services revenue for the second quarter of 2004 increased $1,606,000, or 58.7%, to $4,343,000 from $2,737,000 for the comparable quarter of the prior year.  This increase was due to LifeLink revenue of approximately $1,395,000, an increase in consulting service of $621,000, an increase in Ebix.mall transaction fees of $33,000 and an increase in international service revenue of $10,000 partially offset by a decrease in support revenue associated with legacy products of $263,000, a decrease in call center revenue of $82,000, a decrease in INS-Site revenue of  $74,000 and a decrease in EbixASP revenue of $34,000.

During the second quarter of 2004 and 2003, approximately $724,000 and $179,000, respectively was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  The amounts represented 16% and 5%, respectively, of the Company’s total revenues for the second quarter of 2004 and 2003, respectively, and the increase in such revenues of $545,000, represented 39% of the total increase in the Company’s revenues for the three month period ended June 30, 2004 compared to the same period of 2003. BRiT owned approximately 34% of the Company’s common stock as of June 30, 2004.  In addition, the Company has been informed that as of June 30, 2004, BRiT owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at June 30, 2004 owned approximately 8% of the Company’s outstanding common stock.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Second quarter of 2004	$868,000	$4,676,000
Second quarter of 2003	$1,129,000	$3,295,000

Support revenue decreased $261,000, or 23.1%, and as a percentage of total revenue to 19% from 34%, in the second quarter of 2004 compared to the second quarter of 2003.

Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance.  The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products.  As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below break even, operations will be reviewed to determined if costs can be further reduced for the activity to be profitable and if not, we plan to discontinue supporting the legacy products. We cannot predict when this will occur.

The Company expects that future services revenue will be derived from this support, as well as EbixASP registration and monthly fees, software development and call center and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange (INS-Site), conversion and training.

Services and other costs - Cost of services includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $581,000, or 75.2%, to $1,354,000 from $773,000 for the comparable quarter of the prior year.  This increase was primarily due to the deferral of costs of $314,000 during the second quarter of 2003 related to a project that was not complete until the third quarter of 2003.  This increase was also due to an increase in payroll expenses related to the acquisition of LifeLink of $190,000, an increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs as a result of the increase in headcount related to the acquisition of LifeLink of $69,000, and an increase in support fees of $40,000, partially offset by a decrease in international services and other costs of $32,000.

Product Development Expenses - Total product development expenses for the second quarter of 2004, increased $431,000, or 100.2%, to $861,000 from $430,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink, annual salary increases and an increase in headcount in India totaling $370,000.  In addition, facility costs increased $61,000 as a result of an increase in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the second quarter of 2004 decreased $76,000, or 15.2%, to $423,000 from $499,000 for the comparable quarter of the prior year.  This decrease was attributable to reduced marketing spending of $55,000 and a decrease in facility costs of $21,000 as a result of the lower headcount.

General and Administrative Expenses —Total general and administrative expenses for the quarter decreased $78,000, or 5.7%, to $1,297,000 from $1,375,000 for the comparable quarter of the prior year.  This decrease was due to an increase in the amount of facility costs allocated to other departments of $59,000, a decrease in office expense of $122,000 related to telephone expenses, and a decrease in audit and legal expenses of $32,000, partially offset by a charge for amortization of intangibles related to the LifeLink acquisition of $135,000.

Six-Month Period Ended June 30, 2004 Compared to the Six-Month Period Ended June 30, 2003

Total Revenue - Total revenue for the six-month period ended June 30, 2004 increased $1,703,000, or 24.7%, to $8,610,000 from $6,907,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the six-month period ended June 30, 2004 decreased $208,000, or 27.1%, to $560,000 from $768,000 for the comparable period of the prior year. This decrease was due to a decrease in international software license revenue of 37% in the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003.

Services Revenue — Total services revenue for the six-month period ended June 30, 2004 increased $1,911,000, or 31.1%, to $8,050,000 from $6,139,000 for the comparable period of the prior year.  This increase was due to LifeLink revenue of approximately $1,913,000, an increase in consulting services of $944,000, an increase in international service revenue of $333,000, and an increase in Ebix.mall transaction revenue of $44,000, partially offset by a decrease in support revenue associated with legacy products of $531,000, a decrease in EbixASP revenue of $311,000, a decrease in call center revenue of $297,000 and a decrease in INS-Site revenue of  $184,000.

During the six-month periods ended June 30, 2004 and 2003, approximately $1,677,000 and $984,000, respectively, was recognized as services revenue from BRiT and its affiliates.  The amounts represented 20% and 14% of the Company’s total revenues for the six- month periods ended June 30, 2004 and 2003, respectively, and the increase in such revenues of $693,000 represented 41% of the total increase in the Company’s revenues for the six month period ended June 30, 2004 compared to the same period of 2003.

Support revenue associated with the Company’s legacy products is decreasing as discussed above due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Six months ended June 30, 2004	$1,738,000	$8,610,000
Six months ended June 30, 2003	$2,269,000	$6,907,000

Support revenue decreased $531,000, or 23.4%, and as a percentage of total revenue to 20% from 33%, for the six-month period ended June 30, 2004 compared to the same period in 2003.

Services and other costs - Total services and other costs for the six-month period ended June 30, 2004 increased $739,000, or 41.6%, to $2,517,000 from $1,778,000 for the comparable period of the prior year.  This increase was due to the deferral of costs of $314,000 during the second quarter of 2003 related to a project that was not complete until the third quarter of 2003.  In addition this increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $304,000, an increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs of $34,000 as a result of the increase in headcount related to the acquisition of LifeLink, an increase in international services and other costs of $46,000 and an increase in support fees of $41,000.

Product Development Expenses - Total product development expenses for the six-month period ended June 30, 2004 increased $631,000, or 79.9%, to $1,421,000 from $790,000 for the comparable period of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink, annual salary increases and an increase in headcount in India totaling  $576,000. In addition, facility costs increased $55,000 as a result of increases in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the six-month period ended June 30, 2004 decreased $264,000, or 27.5%, to $696,000 from $960,000 for the comparable period of the prior year.  This decrease was attributable to a decrease in payroll and related expenses of $134,000 and a decrease in facility costs of $86,000 as a result of the decreases in headcount, and reduced marketing spending of $72,000, partially offset by an increase in sales and marketing expenses in India of $28,000.

General and Administrative Expenses —Total general and administrative expenses for the six-month period ended June 30, 2004 increased $145,000, or 5.7%, to $2,684,000 from $2,539,000 for the comparable quarter of the prior year.  This increase was due to an increase in international expenses of $220,000, a charge for amortization of intangibles related to the LifeLink acquisition of $203,000 and an increase in consulting expenses of $4,000, partially offset by a decrease in office expense of $175,000 and a decrease in payroll and benefits of $107,000.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $9,665,000 (including restricted cash of $3,000,000 in accordance with the line of credit agreement) at June 30, 2004, compared to $7,915,000 at December 31, 2003.  Total cash and cash equivalents (including restricted cash of $3,000,000 in accordance with the line of credit agreement) at August 13, 2004 was $6,626,000.

During 2004, the Company generated operating cash flows of $193,000, due primarily to $1,156,000 in net income (an increase of $550,000 from the prior year), partially offset by an increase in accounts receivable and a decrease in accrued payroll and related benefits.  The decrease in accrued payroll and related benefits is related to bonuses, which were accrued in 2003 and paid in the second quarter of 2004.  The accounts receivable increase is primarily due to BRiT and its affiliates, which had $708,000 of accounts receivable outstanding at June 30, 2004. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

For the six-month period ended June 30, 2004, 20% and 12% of the Company’s total revenues were from two customers – BRiT (including its affiliates) and AON, respectively.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Cash used in investing activities of $4,885,000 in the six months ended June 30, 2004 represented expenditures made primarily as a result of the Company’s acquisition of LifeLink.  Cash provided by financing activities of $6,415,000 resulted primarily from the Company’s sale of common stock during the first quarter of 2003 of $2,977,000 and borrowings of $3,500,000 on the Company’s existing line of credit during the second quarter of 2004.

During early 2004 the Company sold 222,223 shares of its previously unissued common stock to CF Epic Insurance and General Fund, an investment fund located in London of which BRiT owned approximately 70% of the equity interests as of June 30, 2004, for gross proceeds of $3,000,010, or $13.50 per share. On February 23, 2004 the Company acquired LifeLink. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000 payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash annual installments of $500,000 over five years (present value computed at $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $128,000 of transaction costs with the LifeLink acquisition.  See note 7 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of a repurchase obligation with respect to the shares of common stock.

On July 1, 2004, Ebix Australia Pty Ltd. (“Ebix Australia”), a subsidiary of Ebix, Inc., acquired the operating assets of Heart Consulting Pty Ltd. located in Melbourne, Australia (“Heart”) pursuant to a purchase agreement dated June 28, 2004, by and between Ebix Australia and Heart.  Pursuant to the purchase agreement, Ebix Australia acquired the operating assets of Heart in exchange for an aggregate purchase price (in Australian dollars) of A$10,175,000 ($7,116,000 USD) (based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175,000 ($3,619,000 USD) in cash at closing, A$2,000,000 ($1,399,000 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000,000 ($2,098,000 USD) payable in 157,728 shares of common stock of Ebix issued at the closing.  See note 9 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of a repurchase obligation with respect to the shares of common stock.

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004.  There was $3,500,000 of borrowings on this line as of June 30, 2004.  Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements.  The line of credit is scheduled to expire on October 31, 2005.

In planning for its capital needs the Company takes into account its sources of cash, which include operating cash flow, cash balances, funds from credit facilities and funds from other capital market transactions, and anticipated future cash needs, including working capital requirements for operations, capital expenditures, and expenditures for business acquisitions.  Based on these considerations, the Company believes it will have sufficient cash for operations and to satisfy its other contractual obligations for at least the next several years, although there can be no assurance to that effect.  See “Risk Factors - We cannot predict our future capital needs and we may not be able to secure additional financing when we need it.”

The following summarizes the Company’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)(2)	$8,700	$500	$7,700	$500	$—
Operating Leases Obligations	1,819	474	804	461	80
Capital Leases Obligations	11	11	—	—	—
Total	$10,530	$985	$8,504	$961	$80

(1)   $2,700,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the LifeLink acquisition.  See note 7 to the condensed consolidated financial statements included in this Form 10-Q.

(2)   Does not reflect obligations with respect to the Heart acquisition.

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

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, along with all of the other information included in this quarterly report on Form 10-Q, because they could materially and adversely affect our business, financial condition, operating results, cash flows and prospects and/or the market price of our common stock.  This risk factors section is written in response to the Securities and Exchange Commission’s “plain English” guidelines.  In this section, the words “we,” “us,” “our” and “ours” refer to the Company and not any other person.

Risks Related To Our Business and Our Industry

You may have difficulty evaluating our business because of our limited history of Internet, call center and other business process outsourcing.

Although our predecessor began operations in 1976, we did not begin any Internet operations until September 1999 and did not begin generating revenues from these operations until the fourth quarter of 2000.  We did not begin any call center or other business process outsourcing operations or begin generating revenues from these operations until the first quarter of 2003.  Accordingly, there is a limited history of these operations on which you can evaluate our company and its prospects.  We cannot be certain that our Internet, call center and other business process outsourcing strategies will be successful, because these strategies are new.  Our early-stage Internet, call center and other business process outsourcing operations will be particularly susceptible to the risks and uncertainties described in these risk factors and likely to incur the expenses associated with addressing them.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets and using new and unproven business models.

Because the support revenue that we have traditionally relied upon has been steadily declining, it is important that new sources of revenue continue to be developed.

Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance.  This decline can be attributed to the fact that many of our support clients are not renewing their support agreements with us, in many cases because they are no longer using our legacy software.  Even if they are continuing to use our legacy software, our support clients may choose not to renew their support agreements if their legacy software products no longer require support or they use third party support.  In addition, some of the clients who use our support services have reduced the level of support that we provide them, which in turn reduces our support revenue.  This downward trend in our support revenue makes us particularly dependent upon our other sources of revenue.

Two customers currently provide a significant percentage of our total revenue.

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at June 30, 2004 owned approximately 34% of our common stock and approximately 70% of CF Epic Insurance and General Fund, which at that date owned approximately 8% of our common stock, represented approximately 23% of our total revenue in 2003 and 17% of our total revenue in 2002. The revenues from BRiT Insurance Holdings PLC and its affiliates represented approximately 20% and 14% of the Company’s total revenues for the six-month periods ended June 30, 2004 and 2003, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another international customer, AON represented approximately 11% of our total revenue in 2003.  The revenues from AON represented approximately 12% of the Company’s total revenues for both the six-month periods ended June 30, 2004 and 2003. If revenues from this customer were to discontinue, our operating results could be materially adversely affected.

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

On August 11, 2000, we were advised that the SEC had issued a formal Order of Investigation and subpoenaed documents relating to our financial reporting since April 1, 1997, including, in particular, revenue recognition, software development cost capitalization, royalty costs and classification of cash receipts.  We submitted documents to the SEC upon the SEC’s request as part of the investigation.  It is possible that the SEC could impose civil fines and penalties against us.  An adverse finding against us by the SEC could negatively impact our stock price.  In addition, we may continue to incur expenses associated with responding to this investigation, regardless of its outcome, and this investigation may divert the efforts and attention of our management team from normal business operations.

We cannot predict our future capital needs and we may not be able to secure additional financing when we need it.

We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures, to make future acquisitions, to satisfy future obligations with respect to the LifeLink and Heart acquisitions or to pay down other indebtedness.  Any required additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively.  If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock.  If additional funds are raised by our issuing debt, we may be subject to limitations on our activities.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

We recently acquired LifeLink and Heart and may in the future acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise.  The process of integrating LifeLink and Heart or any other acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures.  Integration of an acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business.  Moreover, the anticipated benefits of the LifeLink and Heart acquisitions or any other acquisition may not be realized.  Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully.  Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

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

We operate in highly competitive markets.  In particular the electronic commerce market is rapidly evolving and highly competitive.  Our software business also experiences some competition from certain large hardware suppliers that sell systems and systems’ components to independent agencies and from small, independent or freelance developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies.  Our Internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States.  In addition, we have development activities, call center services and other operations in India, and Heart Consulting operates principally in Australia.  Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock.  Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent years.  We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors, which are, in large part, beyond our control:

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.  At June 30, 2004, BRiT Insurance Holdings plc beneficially owned approximately 34% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 48% of our outstanding common stock.  In addition, the Company has been informed that BriT owns approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at June 30, 2004, beneficially owned approximately 8% of our outstanding common stock.  As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation.  These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars.  However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition.  The fluctuations in these currencies resulted in net transaction losses of  $2,000 and $8,000 for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004, the fluctuations in these currencies resulted in a net transaction gain of $8,000.  For the six months ended June 30, 2003, the fluctuations in these currencies resulted in a net transaction loss of $57,000. We considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term.  Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $145,000 and $137,000 for the three months ended June 30, 2004 and June 30, 2003, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $242,000 and $199,000 for the six months ended June 30, 2004 and June 30, 2003, respectively.

There have been no material changes in the Company’s interest rate risk during the three and six months ended June 30, 2004. While the Company has interest rate risk related to the line of credit, the exposure is mitigated by the interest income on the restricted balance of $3,000,000.  For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2003, KPMG LLP (“KPMG”) advised the Company’s management and audit committee of reportable conditions related to its internal controls.  KPMG presented to the audit committee details of the reportable conditions noted during the 2003 audit which included delegation of authority, formalized contract review process to ensure proper revenue recognition, accounting for income taxes, analysis/documentation for unusual transactions, and SOX 404 internal control matters (documented and testable control environment).

In response to KPMG’s identified issues, in the first quarter of 2004, the Company changed its reporting structure within the financial accounting group and will redistribute responsibilities among the financial accounting group to create improved checks and balances.  The responsibility for a formalized contract review process to ensure proper revenue recognition will be re-assigned to a financial department director.  The ongoing quarterly review of the provision for income taxes will be performed by the CFO, corporate controller and a newly hired senior financial accounting member located in Australia. The foregoing individuals will also be responsible for the analysis and documentation of any unusual transactions. The Company has hired an additional senior staff professional for the financial accounting group whose duties will include SOX 404 documentation of internal control matters.

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company furnished a current report on Form 8-K (pursuant to Item 12 thereof) on May 17, 2004 to report the Company’s announcement of its results of operations and financial position as of, and for the three-month period ended March 31, 2004.

The Company filed a Form 8-K/A (pursuant to Items 2 and 7 thereof) on May 7, 2004, amending a current report on Form 8-K it filed on February 23, 2004, to provide the following financial statements and pro forma financial statements in connection with the Company’s acquisition of LifeLink:

Financial Statements of LifeLink Corporation for the years ended December 31, 2003 and 2002.

Ebix, Inc. and Subsidiaries Unaudited Pro Forma Condensed Combining Balance Sheet at December 31, 2003.

Ebix, Inc. and Subsidiaries Unaudited Pro Forma Condensed Statements of Income For the Year Ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: August 16, 2004	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary