Form 10-Q
period 2004-09-30
EBIX INC
filed 2004-11-15
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 11, 2004, the number of shares of Common Stock outstanding was 2,904,674.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,556	$7,915
Accounts receivable, less allowance of $342 and $356, respectively	3,027	1,787
Other current assets	878	364
Total current assets	8,461	10,066
Restricted cash	3,000	—
Property and equipment, net	1,359	1,353
Capitalized software, net	27	109
Goodwill	12,836	123
Intangibles, net	3,574	—
Other assets	411	320
Total assets	$29,668	$11,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,620	$1,778
Accrued payroll and related benefits	650	1,287
Current portion of long term debt	925	—
Current portion of capital lease obligations	—	73
Deferred revenue	3,158	2,141
Total current liabilities	6,353	5,279
Long term debt, less current portion	2,693	—
Line of credit	3,500	—
Redeemable common stock (357,728 and 0 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively) stated at redemption price	4,135	—

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,904,674 and 2,316,767 shares issued and outstanding, respectively	290	232
Additional paid-in capital	92,669	88,706
Deferred compensation	(383)	(436)
Accumulated deficit	(80,114)	(82,251)
Accumulated other comprehensive income	525	441
Total stockholders’ equity	12,987	6,692
Total liabilities and stockholders’ equity	$29,668	$11,971

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Software	$174	$373	$734	$1,141
Services and other (Including revenues from related parties of $1,004, $1,502, $2,681 and $2,486, respectively – See Note 5.)	5,482	3,795	13,532	9,934
Total revenue	5,656	4,168	14,266	11,075
Operating expenses:
Services and other costs	1,450	1,230	3,967	3,008
Product development	781	408	2,202	1,198
Sales and marketing	431	411	1,127	1,371
General and administrative	1,994	1,460	4,678	3,999
Total operating expenses	4,656	3,509	11,974	9,576
Operating income	1,000	659	2,292	1,499
Interest income	28	22	70	57
Interest expense	(105)	(4)	(108)	(14)
Foreign exchange gain (loss)	(3)	1	5	(56)
Income before income taxes	920	678	2,259	1,486
Income tax benefit (expense)	61	(103)	(122)	(305)

Net income	$981	$575	$2,137	$1,181

Basic earnings per common share	$0.34	$0.25	$0.78	$0.52

Diluted earnings per common share	$0.31	$0.24	$0.70	$0.51

Basic weighted average shares outstanding	2,900	2,291	2,742	2,291

Diluted weighted average shares outstanding	3,208	2,351	3,064	2,304

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$2,137	$1,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	814	315
Stock-based compensation	53	27
Provision for doubtful accounts	123	7
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(628)	914
Other assets	(505)	(133)
Accounts payable and accrued expenses	(210)	213
Accrued payroll and related benefits	(847)	520
Deferred revenue	340	(330)
Net cash provided by operating activities	1,277	2,714
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	(4,763)	—
Acquisition of Heart, net of cash acquired	(3,152)
Capital expenditures	(170)	(454)
Net cash used in investing activities	(8,085)	(454)
Cash flows from financing activities:
Proceeds from borrowings related to line of credit	3,500	—
Restricted cash	(3,000)	—
Proceeds from the issuance of common stock, net of issuance costs	2,977	—
Proceeds from the from exercise of common stock options	45	—
Principal payments under capital lease obligations	(73)	(84)
Net cash provided by (used in) financing activities	3,449	(84)
Effect of foreign exchange rates on cash	—	1
Net change in cash and cash equivalents	(3,359)	2,177
Cash and cash equivalents at the beginning of the period	7,915	4,993
Cash and cash equivalents at the end of the period	$4,556	$7,170

Supplemental disclosures of cash flow information:
Interest paid	$43	$14
Income taxes paid	$342	$40

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

During the third quarter of 2004, Ebix Australia acquired the operating assets of Heart Consulting PTY Ltd. in exchange for an aggregate purchase price (in Australian dollars) of A$10,175,000 ($7,116,000 USD) (based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175,000 ($3,619,000 USD) in cash at closing, A$2,000,000 ($1,399,000 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000,000 ($2,098,000 USD) payable in 157,728 shares of common stock of Ebix issued at the closing. The Company also capitalized approximately $106,000 of transaction costs in conjunction with the acquisition.

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – These condensed consolidated financial statements are unaudited, include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (“Ebix” or “the Company”), and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

On July 1, 2004, Ebix Australia Pty Ltd. (“Ebix Australia”), a subsidiary of Ebix, Inc., acquired certain of the operating assets of Heart Consulting Pty Ltd. located in Melbourne, Australia (“Heart”) pursuant to a purchase agreement dated June 28, 2004, by and between Ebix Australia and Heart (see note 8).

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

In May 2003, the Financial Accounting Standards Board (“FASB”) finalized the terms of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. The Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements executed subsequent to June 30, 2003 (or significant modification to arrangements existing prior to July 1, 2003).  The Company’s current policy is to analyze all new revenue arrangements.

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21).  EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”.  The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements.  For 2004, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

Although the Company has not been impacted in the current year by the adoption of EITF 00-21, it is possible that EITF 00-21 may affect future periods given the additional revenue streams the Company has initiated, as well as through the acquisition activities of the Company.

The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is reasonably assured and persuasive evidence of an arrangement exists.  Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s license revenue.

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

Revenues (including monthly fees as well as any initial registration fees and related custom programming) related to hosting arrangements, including EbixASP, are recognized ratably over the term of the agreement, in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.”  Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned.  Revenue is only recognized when collectiblity is reasonably assured.

LifeLink revenues are derived from software license fees, maintenance fees and software set-up fees.  License fees and maintenance are included in a single monthly fee, which is recognized over the life of the contract, typically one year.  No revenue is recognized until software set up is complete and end users are actually using the software. Set up fee revenue is recognized over the life of the contract.

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

Stock Options - At September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for options issued to employees, as well as the requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income, as reported	$981,000	$575,000	$2,137,000	$1,181,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	3,000	14,000	3,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(247,000)	(171,000)	(888,000)	(516,000)
Pro forma net income	$739,000	$407,000	$1,263,000	$668,000

Basic earnings per share, as reported	$0.34	$0.25	$0.78	$0.52
Diluted earnings per share, as reported	$0.31	$0.24	$0.70	$0.51
Basic earnings per share, pro forma	$0.25	$0.18	$0.46	$0.29
Diluted earnings per share, pro forma	$0.23	$0.17	$0.41	$0.29

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

Note 2.  STOCK OPTIONS

During the first quarter of 2004, the Company did not grant any stock options.  During the second quarter of 2004, the Company granted options to purchase 61,500 shares of common stock to employees and a director of the Company. During the third quarter of 2004, the Company granted options to purchase 4,500 shares of common stock to directors of the Company.  These options were granted at prices equal to 100 percent of the market price on the date of grant.  The options have a four-year vesting period and must be exercised within ten years of the date of the grant.  For the options granted to employees, vesting accelerates if a net income performance target is achieved.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares, of which options to purchase 34,500 shares were outstanding at September 30, 2004.  These options were granted at prices equal to 100 percent of the market price on the date of grant.  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved.  At September 30, 2004, non-employee options to purchase 8,320 shares were vested. The Company recognized compensation expense of approximately $1,000 related to these options during the three-month periods ended September 30, 2004.  The Company recognized a credit to compensation expense of approximately $1,000 related to these options during the three-month period ended September 30, 2003.  The Company recognized compensation expense of approximately $36,000 and $23,000 related to these options during the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

On August 11, 2003, the Company granted options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee.  The option grantee was an employee when he received the grant.  The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant.  This grant was not subject to any of the Company’s stock option plans.  The total intrinsic value associated with the granting of options was $96,250, which is being recognized ratably as compensation expense over the four- year vesting period in accordance with APB Opinion No. 25.  The Company recognized compensation expense of approximately $6,000 and $18,000, respectively, related to these options during the three and nine months period ended September 30, 2004.

Note 3.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and nine months-ended September 30, 2004 were 2,900,000 and 2,742,000, respectively. The weighted average number of shares outstanding for both the three and nine months-ended September 30, 2003 were 2,291,000. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and nine months ended September 30, 2004 and September 30, 2003, the Company’s common stock equivalents consisted of stock options.  For the three and nine months ended September 30, 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 308,000 and 322,000, respectively.  For the three and nine months ended September 30, 2004, the fully diluted weighted average number of shares outstanding was 3,208,000 and 3,064,000, respectively.  For the three and nine months ended September 30, 2003, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 60,000 and 13,000, respectively. For the three and nine months ended September 30, 2003, the fully diluted weighted average number of shares outstanding was 2,351,000 and 2,304,000, respectively. At September 30, 2004, there were 393,000 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 4.  COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$981,000	$575,000	$2,137,000	$1,181,000
Other comprehensive income – foreign currency translation adjustment	57,000	73,000	84,000	1,000
Comprehensive income	$1,038,000	$648,000	$2,221,000	$1,182,000

Note 5.  RELATED PARTY AND SIGNIFICANT CUSTOMER TRANSACTIONS

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”) for $7,000,000. The total number of shares held by BRiT at September 30, 2004 was 930,163, representing an equity ownership of approximately 32%.  At September 30, 2004, BRiT owned approximately 70% of CF Epic Insurance and General Fund, which owned approximately 8% of our common stock.

The Company has entered into various software and service agreements with BRiT. During the third quarter of 2004 and 2003, approximately $1,004,000 and $1,502,000, respectively, was recognized as services revenue from BRiT and its affiliates.  During the nine months ended September 30, 2004 and 2003, approximately $2,681,000 and $2,486,000, respectively, was recognized as services revenue from BRiT and its affiliates.  Total accounts receivable from BRiT and its affiliates at September 30, 2004 and December 31, 2003 were $547,000 and $369,000, respectively.

During the third quarter of 2004 and 2003, approximately $326,000 and $478,000, respectively was recognized from another significant customer, AON.  During the nine months ended September 30, 2004 and 2003, approximately $1,395,000 and $1,274,000, respectively, was recognized as service revenue from AON.  Total accounts receivable from AON at September 30, 2004 and December 31, 2003 were $353,000 and $192,000, respectively.

Note 6.  SALE OF UNREGISTERED COMMON STOCK

On January 16, 2004 the Company sold 222,223 shares of its unregistered common stock to CF Epic Insurance and General Fund (“CF Epic”), an investment fund located in London, BRiT owned approximately 70% of the equity interests of CF Epic at September 30, 2004, for a total price of $3,000,010, or $13.50 per share.

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

The Company has classified $2,700,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing on the date which is 18 months after February 23, 2004 and ending 19 months after February 23, 2004, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 200,000 shares originally issued at a price of $2,700,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of September 30, 2004, the holder had not sold any shares of common stock received from this transaction.

The following table summarizes the estimated fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,199,000
Property and equipment	119,000
Intangible assets	3,518,000
Goodwill	5,989,000
Total assets acquired	10,825,000
Current liabilities	471,000
Total liabilities assumed	471,000
Net assets acquired	$10,354,000

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years.  The Company recorded $144,000 and  $347,000 of amortization expense related to these intangible assets for the three and nine-month periods ended September 30, 2004, respectively.

Estimated Amortization Expenses:

For the year ending December 31, 2004	$491,000
For the year ending December 31, 2005	$575,000
For the year ending December 31, 2006	$575,000
For the year ending December 31, 2007	$575,000
For the year ending December 31, 2008	$575,000
Thereafter	$727,000

Note 8 –ACQUISITION OF HEART

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing the former owner paid $467,000 for deferred revenue and vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing.  The Company also capitalized approximately $106,000 of transaction costs in conjunction with the Heart acquisition. In connection with the 157,728 shares of common stock issued subject to Rule 144, the former owners received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices.

The Company has classified $1,399,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 157,728 shares originally issued at a price of $1,399,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of September 30, 2004, the holder had not sold any shares of common stock received from this transaction.

The following table summarizes the estimated fair value of the Heart assets acquired and liabilities assumed at the date of acquisition.

Current assets	$467,000
Property and equipment	43,000
Intangible assets	450,000
Goodwill	6,724,000
Total assets acquired	7,684,000
Current liabilities	467,000
Total liabilities assumed	467,000
Net assets acquired	$7,217,000

Of the $450,000 of intangible assets acquired the entire amount was assigned to information technology with a remaining estimated useful life of two years.  The Company recorded $58,000 of amortization expense related to these intangible assets for the three and nine-month periods ended September 30, 2004, respectively.

Estimated Amortization Expenses:

For the year ended December 31, 2004	$112,500
For the year ended December 31, 2005	$225,000
For the year ended December 31, 2006	$112,500

Note 9. - PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the three months ended September 30, 2003 and nine months ended September 30, 2004 and September 30, 2003 presents the consolidated operations of the Company as if the LifeLink and Heart acquisitions had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date.  The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended September	Nine Months Ended September 30,
	30, 2003	2004	2003

Revenue	$6,092,000	$16,370,000	$16,848,000
Net income	616,000	2,364,000	1,302,000

Basic earnings per share	$0.23	$0.82	$0.49
Diluted earnings per share	$0.23	$0.74	$0.49

Note 10—LINE OF CREDIT:

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004.  Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements.  The line of credit will expire on October 31, 2005.  As of September 30, 2004 total borrowings on this line were $3,500,000 of which $3,000,000 is restricted from use in accordance with the line of credit agreement.  The agreement provides that the line is secured by substantially all of the Company’s assets.  The Company is subject to certain other financial covenants and was in compliance with them, or has received a waiver from the lender for non-compliance, as of September 30, 2004.

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

Overview

The Company’s future focus will continue to be on developing consistent and recurring revenue sources with a concentration in (1) software development for insurance carriers, agents and brokers, (2) expansion of connectivity between consumers, agents, carriers and third party providers,  (3) business process outsourcing services, which include software development, call center and back office, either off site or at company facilities, and (4) worldwide sales and support of the agency management systems.  This development of recurring revenue sources will be accomplished through the previously mentioned four initiatives in addition to identifying and negotiating for strategic synergistic acquisition targets such as the recently completed acquisitions of LifeLink and Heart.

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

Results of Operations

Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, LifeLink services, Heart services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended September 30, 2004 increased $1,488,000, or 35.7%, to $5,656,000 from $4,168,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the third quarter of 2004 decreased $199,000, or 53.4%, to $174,000 from $373,000 for the comparable quarter of the prior year.  This decrease was due to a decrease in international software license revenue of 52% in third quarter 2004 compared to the third quarter 2003 due to the timing of revenues from international customers.

Services Revenue — Total services revenue for the third quarter of 2004 increased $1,687,000, or 44.5%, to $5,482,000 from $3,795,000 for the comparable quarter of the prior year.  This increase was due to LifeLink revenue of approximately $1,286,000, Heart revenue of approximately $925,000, an increase in consulting service revenue of $397,000 and an increase in Ebix.mall transaction fees of $64,000 partially offset by a decrease in support revenue associated with legacy products of $153,000, a decrease in call center revenue of $205,000, a decrease in INS-Site revenue of $71,000 and a decrease in EbixASP revenue of $556,000.

During the third quarter of 2004 and 2003, approximately $1,004,000 and $1,502,000, respectively was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  The amounts represented 18% and 36%, respectively, of the Company’s total revenues for the third quarter of 2004 and 2003, respectively. Revenues from BRiT Holdings PLC and its affiliates decreased in the third quarter of 2004 compared to the third quarter of 2003 as a result of the timing of the development projects of BRiT and its affiliates.  BRiT owned approximately 32% of the Company’s common stock as of September 30, 2004.  In addition, the Company has been informed that as of September 30, 2004, BRiT owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at September 30, 2004 owned approximately 8% of the Company’s outstanding common stock.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Third quarter of 2004	$821,000	$5,656,000
Third quarter of 2003	$973,000	$4,168,000

Support revenue decreased $152,000, or 16%, and as a percentage of total revenue to 15% from 23%, in the third quarter of 2004 compared to the third quarter of 2003.

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

Services and other costs - Cost of services includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $220,000, or 17.9%, to $1,450,000 from $1,230,000 for the comparable quarter of the prior year.  This increase was due to an increase in payroll expenses related to the acquisitions of LifeLink of $120,000 and Heart of $115,000, an increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs as a result of the increase in headcount related to the acquisition of LifeLink of $17,000, an increase in international service costs of $178,000 and an increase in support fees of $142,000, partially offset by a decrease in costs incurred in the third quarter of 2003 of $314,000 related to a project that costs were deferred during the second quarter of 2003 and realized in third quarter 2003 and a decrease in non-LifeLink and Heart payroll of $38,000.

Product Development Expenses - Total product development expenses for the third quarter of 2004, increased $373,000, or 91.4%, to $781,000 from $408,000 for the comparable quarter of the prior year. This increase was primarily due to an increase in payroll expenses related to the acquisition of LifeLink of $290,000 and annual salary increases of $46,000.  In addition, facility costs increased $37,000 as a result of an increase in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the third quarter of 2004 increased $20,000, or 4.9%, to $431,000 from $411,000 for the comparable quarter of the prior year.  This increase was attributable to an increase in payroll expenses related to the acquisition on LifeLink of $83,000, an increase in travel and entertainment of $11,000, and increase in international expenses of $6,000 and an increase in office expenses of $3,000 partially offset by a decrease in non-LifeLink related payroll expense of $44,000, reduced marketing spending of $25,000 and a decrease in facility costs of $14,000.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $534,000, or 36.6%, to $1,994,000 from $1,460,000 for the comparable quarter of the prior year.  This increase was due to an increase in audit and legal expenses of $144,000, bad debt expense of $101,000, employee benefits of $89,000 and charge for amortization of intangibles related to the LifeLink acquisition of $144,000 and Heart acquisition of $56,000.

Interest Expense — Total interest expense for the quarter increased $101,000 to $105,000 from $4,000 for the comparable quarter of the prior year.  This increase was due to $52,000 of imputed interest related to the LifeLink note payable, $40,000 of interest related to the line of credit and $13,000 of imputed interest related to the Heart note payable partially offset by a decrease in international interest expense of $4,000.

Income tax benefit (expense) – Total income tax benefit increased $164,000 to $61,000 of benefit from expense of $103,000 from the comparable quarter of the prior year.  This increase in benefit was due to a change in the effective tax rate on a consolidated basis primarily as a result of the impact of the LifeLink and Heart acquisitions.

Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month Period Ended September 30, 2003

Total Revenue - Total revenue for the nine-month period ended September 30, 2004 increased $3,191,000, or 28.8%, to $14,266,000 from $11,075,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the nine-month period ended September 30, 2004 decreased $407,000, or 35.7%, to $734,000 from $1,141,000 for the comparable period of the prior year. This decrease was due to a decrease in international software license revenue of 46% in the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 due to the timing of revenues from international customers.

Services Revenue — Total services revenue for the nine-month period ended September 30, 2004 increased $3,598,000, or 36.2%, to $13,532,000 from $9,934,000 for the comparable period of the prior year.  This increase was due to LifeLink revenue of approximately $3,198,000, Heart revenue of $925,000, an increase in consulting services of $1,042,000, and an increase in Ebix.mall transaction revenue of $108,000, partially offset by a decrease in support revenue associated with legacy products of $683,000, a decrease in EbixASP revenue of $235,000, a decrease in call center revenue of $502,000 and a decrease in INS-Site revenue of $255,000.

During the nine-month periods ended September 30, 2004 and 2003, approximately $2,681,000 and $2,486,000, respectively, was recognized as services revenue from BRiT and its affiliates.  The amounts represented 19% and 22% of the Company’s total revenues for the nine- month periods ended September 30, 2004 and 2003, respectively, and the increase in such revenues of $195,000 represented 16% of the total increase in the Company’s revenues for the nine month period ended September 30, 2004 compared to the same period of 2003.

Support revenue associated with the Company’s legacy products is decreasing as discussed above due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Nine months ended September 30, 2004	$2,560,000	$14,266,000
Nine months ended September 30, 2003	$3,243,000	$11,075,000

Support revenue decreased $683,000, or 21%, and as a percentage of total revenue to 18% from 29%, for the nine-month period ended September 30, 2004 compared to the same period in 2003.

Services and other costs - Total services and other costs for the nine-month period ended September 30, 2004 increased $959,000, or 31.9%, to $3,967,000 from $3,008,000 for the comparable period of the prior year.  This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $367,000, annual salary increases of $20,000, an increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs of $51,000 as a result of the increase in headcount related to the acquisition of LifeLink, an increase in international services and other costs of $333,000 and an increase in support fees of $173,000 and an increase in office supplies of $15,000.

Product Development Expenses - Total product development expenses for the nine-month period ended September 30, 2004 increased $1,004,000, or 83.8%, to $2,202,000 from $1,198,000 for the comparable period of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $736,000, annual salary increases of $118,000, an increase in headcount in India of $61,000 and increased facility costs of $89,000 as a result of increases in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the nine-month period ended September 30, 2004 decreased $244,000, or 17.8%, to $1,127,000 from $1,371,000 for the comparable period of the prior year.  This decrease was attributable to a decrease in payroll and related expenses of $88,000 and a decrease in facility costs of $100,000 as a result of the decreases in headcount, and reduced marketing spending of $88,000, partially offset by an increase in international sales and marketing expenses in of $32,000.

General and Administrative Expenses —Total general and administrative expenses for the nine-month period ended September 30, 2004 increased $679,000, or 17.0%, to $4,678,000 from $3,999,000 for the comparable period of the prior year.  This increase was due to an increase in international expenses of $244,000, Heart expenses of $201,000, an increase in employee benefits of $89,000 and a charge for amortization of intangibles related to the LifeLink acquisition of $347,000 and the Heart acquisition of $56,000, partially offset by a decrease in office expense of $126,000 and a decrease in payroll and benefits of $132,000.

Interest Expense — Total interest expense for the period increased $94,000 to $108,000 from $14,000 for the comparable period of the prior year.  This increase was due to $52,000 of imputed interest related to the LifeLink notes payable, $40,000 of interest related to the line of credit and $13,000 of imputed interest related to the Heart note payable partially offset by a decrease in international interest expense of $11,000.

Income tax benefit (expense) – Total income tax expense decreased $183,000 to $122,000 from $305,000 from the comparable period of the prior year.  This decrease was due to a change in the effective tax rate on a consolidated basis primarily as a result of the impact of the LifeLink and Heart acquisitions.

Liquidity and Capital Resources

As of September 30, 2004 the Company had cash and cash equivalents of $4,556,000 net of $3,000,000 in restricted cash. Total cash and cash equivalents at November 11, 2004 including restricted cash of $3,000,000 was $8,025,000.

During the first nine months of 2004, the Company generated operating cash flows of $1,277,000, due primarily to $2,137,000 in net income, partially offset by an increase in accounts receivable and a decrease in accrued payroll and related benefits.  The decrease in accrued payroll and related benefits is related to bonuses, which were accrued in 2003 and paid in the second quarter of 2004.  The accounts receivable increase is primarily due to BRiT and its affiliates, which had $547,000 of accounts receivable outstanding at September 30, 2004. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

For the nine-month period ended September 30, 2004, 19% and 10% of the Company’s total revenues were from two customers – BRiT (including its affiliates) and AON, respectively.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Cash used in investing activities of $8,085,000 in the nine months ended September 30, 2004 represented expenditures made primarily as a result of the Company’s acquisitions of LifeLink and Heart.  Cash provided by financing activities of $3,449,000 resulted primarily from the Company’s sale of common stock during the first quarter of 2004 of $2,977,000 and borrowings of $3,500,000 on the Company’s existing line of credit during the second quarter of 2004 partially offset by the restricted cash required for the line of credit of $3,000,000.

During early 2004 the Company sold 222,223 shares of its previously unissued common stock to CF Epic Insurance and General Fund, an investment fund located in London of which BRiT owned approximately 70% of the equity interests as of September 30, 2004, for gross proceeds of $3,000,010, or $13.50 per share. On February 23, 2004 the Company acquired LifeLink. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000 payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash annual installments of $500,000 over five years (present value computed at $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $128,000 of transaction costs with the LifeLink acquisition.  See note 7 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of a repurchase obligation with respect to the shares of common stock.

On July 1, 2004, Ebix Australia Pty Ltd. (“Ebix Australia”), a subsidiary of Ebix, Inc., acquired the operating assets of Heart Consulting Pty Ltd. located in Melbourne, Australia (“Heart”) pursuant to a purchase agreement dated June 28, 2004, by and between Ebix Australia and Heart.  Pursuant to the purchase agreement, Ebix Australia acquired the operating assets of Heart in exchange for an aggregate purchase price (in Australian dollars) of A$10,175,000 ($7,116,000 USD) (based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175,000 ($3,619,000 USD) in cash at closing, A$2,000,000 ($1,399,000 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000,000 ($2,098,000 USD) payable in 157,728 shares of common stock of Ebix issued at the closing.  See note 8 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of a repurchase obligation with respect to the shares of common stock.  The letters of credit were issued on July 1, 2004 and therefore are not affected by exchange rate fluctuations.

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004.  There was $3,500,000 of borrowings on this line as of September 30, 2004.  Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements.  The line of credit is scheduled to expire on October 31, 2005.

In planning for its capital needs, the Company takes into account its sources of cash, which include operating cash flow, cash balances and funds from credit facilities, and anticipated future cash needs, which include working capital requirements for operations, capital expenditures, and expenditures for business acquisitions.  Based on these considerations, the Company believes it will have sufficient cash for operations and to satisfy its other contractual obligations for at least the next several years.

The following summarizes the Company’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)(2)	$11,498	$3,666	$7,332	$500	$—
Operating Leases Obligations	2,705	664	1,315	567	159
Capital Leases Obligations	—	—	—	—	—
Total	$14,203	$4,330	$8,647	$1,067	$159

(1)          $2,700,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the LifeLink acquisition.  See note 7 to the condensed consolidated financial statements included in this Form 10-Q.

(2)          $1,399,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the Heart acquisition.  See note 8 to the condensed consolidated financial statements included in this Form 10-Q.

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

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at September 30, 2004 owned approximately 32% of our common stock and approximately 70% of CF Epic Insurance and General Fund, which at that date owned approximately 8% of our common stock, represented approximately 23% of our total revenue in 2003 and 17% of our total revenue in 2002. The revenues from BRiT Insurance Holdings PLC and its affiliates represented approximately 19% and 22% of the Company’s total revenues for the nine-month periods ended September 30, 2004 and 2003, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another international customer, AON represented approximately 11% of our total revenue in 2003.  The revenues from AON represented approximately 10% of the Company’s total revenues for both the nine-month periods ended September 30, 2004 and 2003. If revenues from this customer were to discontinue, our operating results could be materially adversely affected.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.  At September 30, 2004, BRiT Insurance Holdings plc beneficially owned approximately 32% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 48% of our outstanding common stock.  In addition, the Company has been informed that BriT owns approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at September 30, 2004, beneficially owned approximately 8% of our outstanding common stock.  As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation.  These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars.  However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition.  The fluctuations in these currencies resulted in a net transaction loss of $3,000 and a net transaction gain of $1,000 for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004, the fluctuations in these currencies resulted in a net transaction gain of $5,000.  For the nine months ended September 30, 2003, the fluctuations in these currencies resulted in a net transaction loss of $56,000. We considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term.  Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $160,000 and $101,000 for the three months ended September 30, 2004 and September 30, 2003, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $402,000 and $300,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

There have been no material changes in the Company’s interest rate risk during the three and nine months ended September 30, 2004. While the Company has interest rate risk related to the line of credit, the exposure is mitigated by the interest income on the restricted balance of $3,000,000.  For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.             CONTROLS AND PROCEDURES

As of end of the fiscal quarter ended September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of the Company’s management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

In connection with its 2003 year-end audit, our independent certified public accountant at that time, KPMG LLP (“KPMG”) identified details of reportable conditions relating to our internal controls and procedures.  KPMG presented to the audit committee details of the reportable conditions noted during the 2003 audit which included delegation of authority, formalized contract review process to ensure proper revenue recognition, accounting for income taxes, analysis/documentation for unusual transactions, and SOX 404 internal control matters (documented and testable control environment).  While we are in the process of implementing a more effective system of controls and procedures we have instituted certain interim controls, procedures and other changes to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately.

In response to KPMG’s identified issues, in the first quarter of 2004, the Company changed its reporting structure within the financial accounting group and is redistributing responsibilities among the financial accounting group to create improved checks and balances.  The responsibility for a formalized contract review process to ensure proper revenue recognition will be re-assigned to a financial department director.  The ongoing quarterly review of the provision for income taxes will be performed by the Chief Financial Officer, corporate controller and a newly hired senior financial accounting member located in Australia. The foregoing individuals will also be responsible for the analysis and documentation of any unusual transactions. The Company has hired an additional senior staff professional for the financial accounting group whose duties will include SOX 404 documentation of internal control matters.

Based in part on the steps listed above, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in Securities and Exchange Commission rules and forms.

In addition, in order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

1.	Perform a review of internal controls and procedures in connection with Section 404 of Sarbanes Oxley legislative requirements;

2.	Perform more detailed quarterly reconciliations and analyses of the Company’s revenue accounts;

3.	Continue to enhance staffing to provide sufficient resources to accomplish the foregoing objectives.

These steps will constitute significant changes in internal controls.  We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.  Other than as discussed above, no significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the third quarter of 2004.

Part II — OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2004, the Company issued 157,728 shares of its common stock (the “Securities”) to Heart Consulting Services Pty Ltd (“Heart”), located in Melbourne, Australia, in connection with the acquisition of substantially all of the operating assets of Heart by a wholly-owned subsidiary of the Company, Ebix Australia Pty Ltd. (“Ebix Australia”).  The Company sold the Securities in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon Regulation S promulgated thereunder, as a transaction not involving an offer or sale within the United States.  Heart represented in writing to the Company and Ebix Australia that it (i) is not a “U.S. Person” as such term is defined in Rule 902 of Regulation S under the Act, (ii) is not purchasing the Securities for the account or benefit of any U.S. Person, (iii) agreed to resell the Securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration, and (iv) agreed not to engage in hedging transactions with regard to the Securities unless in compliance with the Act.  Neither the Company nor Ebix Australia paid any underwriting commissions or discounts or placement fees in connection with this transaction.

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

Ebix, Inc.

Date: November 15, 2004	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary