Form 10-K/A
period 2003-12-31
EBIX INC
filed 2004-12-20
CIK 814549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 2)

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

EXPLANATORY NOTE

        In connection with a review by the Securities and Exchange Commission (the "SEC") of the Company's Registration Statement on Form S-3 (File No. 333-112616), the SEC has reviewed the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K") and other reports filed by the Company with the SEC. The SEC's review of the Form 10-K has focused primarily on financial-related disclosure. This Amendment No. 2 to the Form 10-K (this "10-K/A") has been filed in connection with the Company's response to comments on the Form 10-K and other filings raised by the SEC during its review process.

        Please note that, except as set forth in Items 10, 11, 12 and 13 and as otherwise indicated in this 10-K/A, the information contained in this 10-K/A has not been updated to reflect events or developments occurring after March 30, 2004, the date the Form 10-K was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date. You are urged to read the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by the Company since the original filing date of the Form 10-K.

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

        Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at March 5, 2004 owned approximately 34.0% of our common stock and approximately 45% of CF Epic Insurance and General Fund, which at that date owned approximately 8.1% of our common stock, represented approximately 23% of our total revenue in 2003 and 17% of our total revenue in 2002. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

Item 6.    SELECTED FINANCIAL DATA

        The following data for fiscal years 2003, 2002, and 2001 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights
(In thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Results of Operations:
Revenue	$14,433	$12,651	$12,887	$11,764	$12,511
Operating income (loss)	1,691	794	201	(11,473)	(19,000)
Net income (loss)	$1,669	$502	$118	$(11,374)	$(19,060)
Net income (loss) per share:
Basic	$0.73	$0.22	$0.06	$(8.02)	$(16.43)
Diluted	$0.71	$0.22	$0.06	$(8.02)	$(16.43)
Shares used in computing per share data:
Basic	2,294	2,291	1,920	1,419	1,160
Diluted	2,349	2,293	1,966	1,419	1,160
Financial Position:
Total assets	$11,971	$9,966	$10,426	$6,562	$13,389
Short-term debt	73	114	260	238	217
Long-term debt	—	73	254	317	106
Stockholders' equity (deficit)	$6,692	$4,725	$3,895	$(3,264)	$2,983

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

        In May 2003, the Financial Accounting Standards Board ("FASB") finalized the terms of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand- alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. The Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements executed subsequent to June 30, 2003 (or significant modification to arrangements existing prior to July 1, 2003). The Company's current policy is to analyze all new revenue arrangements.

        To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of "higher level literature". The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2003, all of the Company's contracts with multiple deliverables fell under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

        Although the Company was not impacted in 2003 by the adoption of EITF 00-21, it is possible that EITF 00-21 may affect future periods given the additional revenue streams the Company has initiated, as well as through the acquisition activities of the Company.

        The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is probable and persuasive evidence of an arrangement exists. Management uses signed contractual agreements as persuasive evidence of an arrangement where fee information is documented. The Company performs credit checks on new customers to verify that collectibility will be probable. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses, and is generally recognized upon delivery together with the Company's license revenue. Training, data conversion, installation, and consulting services are generally recognized as revenue when the services are performed and collectibility is probable. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

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

        Revenues related to EbixASP and other hosting arrangements including monthly fees as well as any initial registration fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition." Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is probable.

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

    During 2003, 2002, and 2001, approximately $3,245,000, $2,102,000 and $639,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC ("BRiT") and its affiliates related to call center and development projects. Revenue from BRiT and its affiliates represented 23%, 17% and 5% of the Company's total revenues for 2003, 2002 and 2001, respectively. BRiT owned approximately 34% of the Company's common stock as of March 5, 2004. In addition, as of March 5, 2004, CF Epic Insurance and General Fund, of which BRiT owns approximately 45% of the equity interests as of such date, beneficially owned 8.1% of our outstanding common stock.

    The revenues from BRiT and its affiliates relate to projects for call center and software development services. Total revenue for 2003 increased $1,782,000 or 14.1% from 2002, and revenue from BRiT in 2003 increased $1,143,000 from 2002. Total revenue for 2002 decreased $236,000 or 1.8% from 2001, while revenue from BRiT in 2002 increased $1,463,000 from 2001. Increases in revenues from BRiT Holdings PLC and its affiliates during each of the periods presented were a result of BRiT Insurance Holdings PLC and its affiliates adding additional development projects and expanding the scope of the current projects.

    Support revenue associated with the Company's legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue
2003	$4,146,000	$14,433,000
2002	$5,188,000	$12,651,000
2001	$6,285,000	$12,887,000

    Support revenue decreased $1,042,000, or 20%, and as a percentage of total revenue to 29% from 41%, in 2003 compared to 2002. Support revenue decreased $1,097,000, or 17%, and as a percentage of total revenue to 41% from 49%, in 2002 compared to 2001.

    Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance. The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products. As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below break even, operations will be reviewed to determine if costs can be further reduced for the activity to be profitable and, if not, the Company will discontinue supporting the legacy product. The Company cannot predict when this will occur.

    The Company expects that future services revenue will be derived from this support, as well as EbixASP registration and monthly fees, software development and call center and to a much lesser extent, all transaction revenues from Ebix.mall and EbixExchange (INS-Site), conversion and training.

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

        During 2003, the Company generated operating cash flow of $3,343,000, compared to negative operating cash flow of $742,000 in 2002, due primarily to $1,669,000 in net income (an increase of approximately $1,167,000 from the prior year) and collections of accounts receivables, primarily from BRiT and its affiliates, of $1,062,000 (compared to an increase in accounts receivable of $925,000 in 2002). These accounts receivable arose from services provided (and related revenues which were recognized) in the prior period, and they generated cash in 2003 due to differences in timing from the collections for services provided.

        A decrease in negative operating cash flow of $742,000 in 2002 compared to negative operating cash flow of $3,239,000 in 2001 was due principally to an increase in net income of $384,000 and a decrease in deferred revenue of $1,524,000 due to differences in timing from the billing for services and the recognition of revenue related to those services.

        During 2003, cash used in investing activities of $555,000 (an increase of approximately $17,000 over the prior year as discussed below) represented capital expenditures made as a result of the Company's investment in India and the related purchase of assets for that location. The cash provided by financing activities of $34,000 in 2003 (compared to cash used in financing activities in the prior year as discussed below) resulted from the Company's proceeds from the exercise of common stock options partially offset by the repayment of debt obligations.

        During 2002, cash used in investing activities of $538,000 (an increase of approximately $18,000 over the prior year as discussed below) represented capital expenditures made as a result of the Company's investment in India and the related purchase of assets for that location. The cash used in financing activities of $221,000 in 2002 (compared to cash provided by financing activities in the prior year as discussed below) resulted from the Company's repayment of debt obligations.

        During 2001, cash used in investing activities of $520,000 represented the capitalization of software development costs related to the development of EbixASP of $327,000 and capital expenditures of $193,000. The cash provided by financing activities of $6,830,000 in 2001, was primarily a result of the proceeds from the issuance of common stock of approximately $6,871,000, net of expenses.

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

        In 2003, 23% and 11% of the Company's total revenues were from two customers—BRiT and its affiliates and AON, respectively. Neither BRiT nor AON have long-term agreements with the Company that provide certainty that such revenues and related cash flows will be recurring.

        In planning for its capital needs, the Company takes into account its sources of cash, which include operating cash flow, cash balances and funds from credit facilities, and anticipated future cash needs, which include working capital requirements for operations, capital expenditures, and expenditures for business acquisitions. Based on these considerations, the Company believes it will have sufficient cash for operations and to satisfy its contractual obligations for at least the next several years.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Ebix, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenue:
Software	$1,498	$1,837	$2,592
Services and other (Including revenues from related parties of $3,245, $2,102 and $639, respectively. See Note 2)	12,935	10,814	10,295

Total revenue	14,433	12,651	12,887
Operating expenses:
Services and other costs	4,210	3,898	4,337
Product development	1,552	1,779	2,033
Sales and marketing	1,616	1,605	2,701
General and administrative	5,364	4,575	3,615

Total operating expenses	12,742	11,857	12,686

Operating income	1,691	794	201
Interest income	78	89	130
Interest expense	(17)	(39)	(72)
Foreign exchange gain (loss)	13	(255)	(8)

Income before income taxes	1,765	589	251
Income tax provision	(96)	(87)	(133)

Net income	$1,669	$502	$118

Basic earnings per common share	$0.73	$0.22	$0.06
Diluted earnings per common share	$0.71	$0.22	$0.06
Basic weighted average shares outstanding	2,294	2,291	1,920
Diluted weighted average shares outstanding	2,349	2,293	1,966

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

        In May 2003, the Financial Accounting Standards Board ("FASB") finalized the terms of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. The Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements executed subsequent to June 30, 2003 (or significant modification to arrangements existing prior to July 1, 2003). The Company's current policy is to analyze all new revenue arrangements.

        To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of "higher level literature". The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9,

"Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2003, all of the Company's contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

        Although the Company has not been impacted in the current year by the adoption of EITF 00-21, it is possible that EITF 00-21 may affect future periods given the additional revenue streams the Company has initiated, as well as through the acquisition activities of the Company.

        The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is probable and persuasive evidence of an arrangement exists. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses, and is generally recognized upon delivery together with the Company's license revenue. Training, data conversion, installation, and consulting services are generally recognized as revenue when the services are performed and collectibility is probable. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

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

        Revenues related to EbixASP and other hosting arrangements, including monthly fees as well as any initial registration fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". Ebix.mall transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is probable.

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

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model with the assumptions summarized in Note 10, the Company's net income and net income per share would have been the pro forma amounts indicated below:

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

        On August 11, 2003, the Company granted options to purchase the Company's common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company's stock option plans. The total intrinsic value associated with the granting of options was $96, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $10 related to these options during the year ended December 31, 2003.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        In connection with its 2003 year-end audit, the Company's independent certified public accountants at that time, KPMG LLP ("KPMG"), identified details of reportable conditions relating to the Company's internal control over financial reporting. According to KPMG, the communication of the reportable conditions was based on their professional judgment, taking into consideration audit differences that required adjustment to the Company's financial statements, as well as the underlying causes for such adjustments, and KPMG's observations about the Company's internal control processes, but did not arise from any particular transaction or event. On March 25, 2004, KPMG presented to the audit committee the details of the reportable conditions noted during the 2003 audit, which included (1) delegation of authority and what KPMG considered to be inadequate reviews by a person other than the preparer of accounting information, (2) the lack of a formalized contract review process to ensure proper revenue recognition, (3) the lack of a complete understanding of the Company's income tax positions and related accounts, (4) inadequate documentation for certain unusual transactions (including the basis for the Company's accounting conclusions), and (5) internal control matters (documented and testable control environment) under the Sarbanes-Oxley Act, Section 404 (together with applicable regulations, "SOX 404").

        In response to KPMG's identified issues, in the first and second quarters of 2004 (after the year covered by this report), the Company changed its reporting structure within the financial accounting group and redistributed responsibilities among the financial accounting group to create improved checks and balances. As a result of the reorganization, all members of the finance department, other than the Chief Financial Officer, report to the corporate controller. Further, (a) the responsibility for a formalized contract review process to ensure proper revenue recognition was re-assigned to a financial department director; (b) the Company established a process for the quarterly review of the provision for income taxes by the Chief Financial Officer and corporate controller; and (c) the Chief Financial Officer and corporate controller undertook responsibility for the analysis and documentation of any unusual transactions. During the third quarter of 2004, the Company hired an additional senior staff professional for the financial accounting group, whose duties include SOX 404 documentation of internal control matters. His hiring strengthened the overall capabilities of the accounting group and allowed the further reallocation of responsibilities, enabling the corporate controller to devote additional time to the Company's consolidated tax provision and accounting for income taxes.

        In addition, to address further the deficiencies described above and to improve the Company's internal control over financial reporting for future periods, the Company plans to:

  1.
  Perform a review of internal controls and procedures in connection with satisfying the requirements of SOX 404, with the assistance of an outside consulting firm to be retained by the Company;

  2.
  Perform more detailed quarterly reconciliations and analyses of the Company's revenue accounts;

  3.
  Continue to enhance staffing to provide sufficient resources to accomplish the foregoing objectives, including through the addition of a senior financial accountant in Australia.

        The enhancements to internal control over financial reporting made in the first nine months of 2004 constitute, and the planned further improvements will constitute, significant changes in internal control over financial reporting. There was not, however, any change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continues to evaluate the effectiveness of its internal control over financial reporting, along with its disclosure controls and procedures, on an ongoing basis and will take further action as appropriate.

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported accurately within the time periods specified in the Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective to provide such reasonable assurance, even though none of the internal control enhancements described above had been implemented as of the end of 2003. They reached this conclusion based in large part on their assessment of (i) the financial expertise of the Chief Financial Officer and the members of the internal accounting staff, (ii) the regular communications among such persons (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company's business, and (iii) the overall process of preparation and review of the Company's financial and other disclosure.

Item 9B.    OTHER INFORMATION

        Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

        ROBIN RAINA, 38, was elected as a director in February 2000. Mr. Raina joined Ebix, Inc. in October 1997 as the Company's Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Prior to joining us, from 1990 to 1997, Mr. Raina held senior management positions for Mindware/BPR, an international technology consulting firm, serving in Asia and North America. While employed by Mindware/BPR, Mr. Raina was responsible for managing projects for multinational corporations, including setting up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

        PAVAN BHALLA, 41, was appointed as a director in June 2004. Mr. Bhalla has served as Senior Vice President—Finance of MCI Inc., a global telecommunications company, and presently oversees financial management of MCI's domestic retail business units. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002, Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999, and Regional Director of Finance of BellSouth Cellular Corp. from 1996 to 1997.

        DENNIS DRISLANE, 55, was elected as a director in October 2000. Mr. Drislane is President of Cypress Point Communications, which is his health care and technology consulting company. Mr. Drislane was a Senior Vice President of WebMD (formerly Healtheon), an Internet healthcare company, from July 1997 to February 2001, when he left to start his own consulting business. Prior to WebMD, Mr. Drislane spent 24 years with Electronic Data Systems (EDS), a computer services company, in a number of senior executive positions.

        PAUL JOSEPH HODGES, 45, was appointed as a director in July 2004. Mr. Hodges has served as a corporate broker for Collins Stewart, a financial services company, specializing in the insurance, other financials and water sectors, since 2000. Prior to joining Collins Stewart, Mr. Hodges spent three years as a founding member of Schroder Securities, a financial services company, working on insurance archaeology projects and spent over 15 years working for stock brokerage firms as a composite insurance analyst.

        HANS UELI KELLER, 53, was appointed as a director in July 2004. Mr. Keller most recently spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, Head of Retail Banking from 1993 to 1996, and Head of Marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Swisscontent Corp. AG, in addition to being a member of the board of directors of KdLabs AG.

        KENNETH D. MERIN, 57, was appointed as a director in July 2004. Mr. Merin is an attorney at law with approximately 20 years of experience in the insurance business. He currently supervises the insurance regulatory practice at the law firm of Purcell, Ries, Shannon, Mulcahy, and O'Neill, based in New Jersey, where he has practiced since 1996. He is also the President of the Charles Hayden Foundation, a New York City-based non-profit organization dedicated to helping underprivileged children, a position he has held since 2000. Mr. Merin has an extensive background in public policy matters affecting state and federal governments. From 1975 through 1980 he worked for the U.S. Congress in various capacities. Mr. Merin has also served in various capacities in New Jersey state government, including as Commissioner of Insurance.

        WILLIAM W. G. RICH, 68, was elected as a director in November 2000. Since 1989, Mr. Rich has served as Chief Executive Officer of Strategic Business Partners, Inc., which specializes in mergers, acquisitions and strategic alliances between financial software developers and service providers, with a specialty in insurance and banking. Under a contract between Strategic Business Partners and Sherwood International LLC, an insurance software and consulting firm, Mr. Rich served from 1996 to 2002 as Sherwood's Director of Marketing, Life and Annuities, North America. Since 2002, Mr. Rich has been active with Strategic Business Partners in North America and Europe.

        RICHARD J. BAUM, 66, has been Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary since July 21, 1999, having joined the Company as Senior Controller in June 1999. Since 1988, he had been President of Consulting Capabilities Corp., a general business consulting firm specializing in turnaround and crisis management. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invesco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc. (1977-1979), and Chief Financial Officer and member of the Board of Midas International Corp. (1972-1977). He is a CPA and holds an MBA from the University of Chicago.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has determined that Pavan Bhalla, the Chairman of the Audit Committee, meets the qualifications of an "audit committee financial expert" pursuant to SEC rules. The Board has also determined that Mr. Bhalla qualifies as an "independent director" in accordance with NASDAQ listing requirements and special standards established by the SEC for members of audit committees. Stockholders should understand that the designation of an audit committee financial expert is a disclosure requirement of the SEC related to Mr. Bhalla's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Bhalla any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2003, all of the Company's directors, officers and more-than-ten-percent beneficial owners filed all such reports on a timely basis, except that each of Messrs. Rich and Drislane and Douglas Chisholm (a former director) filed a Form 4 on October 21, 2003 for an October 17, 2003 option grant and each of Messrs. Baum and Raina filed a Form 4 on October 3, 2003 for a September 16, 2003 option grant.

Item 11. EXECUTIVE COMPENSATION

        The table below contains information regarding the annual and long-term compensation for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 for the Company's Chief Executive Officer and other executive officer as of December 31, 2003 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Annual Compensation
Name and Principal Position						Securities Underlying Options (#)	All Other Compensation ($)(1)
	Year	Salary ($)		Bonus ($)(2)
Robin Raina— President, Chief Executive Officer and Chairman of the Board	2003 2002 2001	$ $ $	350,000 313,462 300,050	$ $ $	624,310 162,500 150,000	110,000 125,000 125,000	$ $ $	2,105 3,894 2,550
Richard J. Baum Executive Vice President—Chief Financial Officer and Secretary	2003 2002 2001	$ $ $	200,000 197,692 190,050	$ $ $	232,150 100,000 35,625	12,000 31,250 31,250	$ $ $	3,000 2,965 2,550

(1)
Represents matching contributions pursuant to our 401(k) plan.

(2)
The 2003 bonuses include supplemental bonuses of $132,000 for Mr. Baum and $449,000 for Mr. Raina that were based upon the achievement of operating cash flow goals.

Option Grants for the Year Ended December 31, 2003

        The table below contains information regarding individual grants of options to purchase shares of Common Stock made during the year ended December 31, 2003 to each of the Named Executive Officers. The Company did not award any stock appreciation rights in 2003.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants (1)
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
	Number of Securities Underlying Options Granted (#)
		% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price Per Share ($/Sh)	Expiration Date
					5% ($)	10% ($)
Robin Raina (3)	110,000	74.8%	$5.35	9/16/13	$370,104	$937,917
Richard J. Baum (3)	12,000	8.2%	$5.35	9/16/13	$40,375	$102,318

(1)
All options were granted under our 1996 Stock Incentive Plan.

(2)
Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation prescribed by the SEC. Actual gains are dependent on the future performance of the Common Stock and the option holders' continued employment over the vesting period. The potential realizable values do not reflect our prediction of the Company's stock price performance. The amounts reflected in the table may not be achieved.

(3)
The options become exercisable each year, in equal annual installments on the first four anniversaries of the grant date, unless accelerated vesting criteria are met. Because the Company reported a pre-tax profit for the year ended December 31, 2003, these options vested as to 50% of the remaining unvested shares on the date the profit was reported. If the Company reports a net profit of $2,000,000 for the year ended December 31, 2004, these options will vest as to all remaining unvested shares on the date the profit is reported.

December 31, 2003 Option Values

        The table below contains information regarding unexercised options to purchase Common Stock held by the Named Executive Officers as of December 31, 2003. No stock options were exercised by the Named Executive Officers during 2003.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robin Raina	192,785	212,216	$961,998	$1,350,607
Richard J. Baum	46,484	41,766	$240,536	$230,509

(1)
The value per option is calculated by subtracting the exercise price per share from the closing price of the Company's Common Stock on the NASDAQ Smallcap Market on December 31, 2003, which was $12.26.

Director Compensation

        Under the Non-Employee Directors Stock Option Plan (the "1998 Director Option Plan"), each non-employee director, upon initial election or appointment to serve on the Board of Directors, receives a grant of an option to purchase 1,500 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share on the date of the grant. Of the 1,500 shares of Common Stock subject to such an option, the option becomes exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant. Upon appointment to our Board of Directors, each of Messrs. Bhalla, Hodges, Keller and Merin was granted an option to purchase 1,500 shares of Common Stock pursuant to the 1998 Director Option Plan.

        In addition, the 1998 Director Option Plan provides for each non-employee director, immediately following each annual meeting of our stockholders, to be granted an option to purchase 450 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. Of the 450 shares of Common Stock subject to each such option, the option becomes exercisable with respect to 112.5 shares on the last day of each of the four calendar quarters beginning with the calendar quarter ending on or after the date of the grant. Each option has a term of ten years beginning on the date of grant.

        In 2003, (1) each non-employee director received options to purchase 1,500 shares of Common Stock each year, including the options automatically awarded under the 1998 Director Option Plan, (2) each member of the Compensation Committee received additional options to purchase 150 shares of Common Stock and (3) each Audit Committee member received additional options to purchase 375 shares of Common Stock. These options were granted immediately following the Company's 2003 annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each member of the Audit Committee, other than its Chairman, received cash compensation of $2,500 in 2003. The Audit Committee Chairman received cash compensation of $5,000 in 2003.

        In December 2004, the Company's Board of Directors adopted a new compensation program for the Company's non-employee directors, to commence in 2005. Pursuant to this program, each non-employee director is to receive an annual cash retainer of $14,000. The Chairman of the Audit Committee is to receive an additional annual fee of $5,000 and each other member of the Audit Committee and each member of the Compensation Committee is to receive an additional annual fee of $2,500. Also, each non-employee director is to receive an initial grant on his election to the Board of an option to purchase 1,500 shares, vesting over three years, and an annual grant thereafter of an option to purchase 1,500 shares, including the options automatically awarded under the 1998 Director Option Plan. These options will be granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant and will have a term of ten years beginning on the date of the grant.

Employment and Severance Agreements

        We entered into an Executive Severance Agreement with Mr. Baum, dated October 4, 2000, which provides for a severance payment if a change of control of the Company occurs and, within 12 months thereafter, either Mr. Baum's employment is terminated without cause or he resigns due to a demotion or other new and onerous requirements being placed on him. Under the Agreement, the severance payment is equal to one year's salary (based on the highest monthly salary earned by Mr. Baum during the 12 months preceding his termination) plus a bonus equal to the fraction of the calendar year worked up to the termination, multiplied by the bonus paid to him in the prior calendar year. Under certain circumstances, the Agreement also provides medical insurance subsidies for a period of 12 months and indemnification. Under the Agreement, Mr. Baum agrees to hold our proprietary information confidential and, for a period of 12 months following his termination, cooperate with us with respect to corporate administrative affairs arising during his employment. If his termination results in payment of the Agreement's severance benefits, Mr. Baum will be subject to a non-competition agreement for a period of one year following his termination. When used in the foregoing summary the terms "cause" and "change of control" have the meanings given to them in the Agreement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of December 13, 2004, the ownership of our Common Stock by each of the Company's directors, by each of our Named Executive Officers (as defined above), by all of our current executive officers and directors as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

	Common Stock
Name of Beneficial Owner	Ownership	Percent of Class
BRiT Insurance Holdings PLC (1)	930,163	32.0%
Rennes Foundation (2)	343,121	11.8%
CF Epic Insurance and General Fund (3)	222,223	7.6%
Craig Wm. Earnshaw (4)	200,000	6.9%
Heart Consulting Pty. Ltd. (5)	157,728	5.4%
Robin Raina (6)	358,952	10.9%
Richard J. Baum (7)	76,285	2.6%
Dennis Drislane (7)	5,916	*
William W. G. Rich (7)	5,241	*
Pavan Bhalla	0	*
Paul Hodges	0	*
Hans Ueli Keller	0	*
Kenneth D. Merin	0	*
All directors and executive officers as a group (8 persons) (8)	446,394	13.3%

*
Less than 1%.

(1)
The address of BRiT Insurance Holdings PLC is 55 Bishopsgate, London, EC2N 3AS, United Kingdom. The address and information set forth in the table as to this stockholder are based on a Schedule 13D/A filed by this stockholder on October 21, 2002. As of December 13, 2004, BRiT Insurance Holdings PLC owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, but did not have voting or dispositive control over the shares of our Common Stock owned by CF Epic Insurance and General Fund.

(2)
The address of the Rennes Foundation is Aeulestrasse 38, FL 9490 Vaduz, Principality of Liechtenstein. The address and information set forth in the table as to this stockholder are based on a Schedule 13G/A filed by this stockholder on February 12, 2004.

(3)
The address of CF Epic Insurance and General Fund is c/o Simon Shaw, Investment Manager, 55 Bishopsgate, London, EC2N 3AS, United Kingdom.

(4)
These shares are subject to a repurchase commitment by the Company pursuant to which Earnshaw may require us to repurchase such shares for an aggregate purchase price of $2,700,000 minus any proceeds received by him from earlier sales of any portion of such shares. The address of Craig Wm. Earnshaw is 1301 Little Kate Road, Park City, Utah, 84060.

(5)
These shares are subject to a repurchase commitment by the Company pursuant to which Heart Consulting Pty. Ltd. may require us to repurchase such shares at any time during January 2006 for an aggregate purchase price of A$2,000,000 ($1,399,000 USD) minus any proceeds received by Heart Consulting Pty. Ltd. from earlier sales of any portion of such shares. The address of Heart is C/- PPF Partners, Level 2, 52 Collins Street, Melbourne, Victoria Australia 3000.

(6)
Includes 358,517 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after December 13, 2004. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(7)
Represents shares of Common Stock that may be purchased by exercising outstanding options within 60 days after December 13, 2004.

(8)
Includes 412,776 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after December 13, 2004.

EQUITY COMPENSATION PLAN INFORMATION

        As of December 31, 2003, the Company maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by the Company's stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2003 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	659,882	$11.56	156,468
Equity Compensation Plans not Approved by Security Holders	—	—	62,500
Total	659,882	$11.56	218,968

        The following is a summary description of our only non-stockholder-approved plan:

2001 Stock Incentive Plan

        During 2001, the Company's Board of Directors adopted the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of stock options and other incentive awards to employees and consultants. The total number of shares reserved for issuance under the 2001 Plan is 62,500. No options or other incentive awards have been granted under the 2001 Plan, and in 2004 the Company's Board of Directors determined that it was in the Company's best interest to terminate the 2001 Plan and voted to terminate the 2001 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of December 13, 2004, BRiT Insurance Holdings PLC ("BRiT") held 930,163 shares of the Company's Common Stock, representing approximately 32 percent of the Company's outstanding Common Stock. During 2003, approximately $3,245,000 was recognized as services revenue from BRiT and its affiliates related to call center and development projects. During the first nine months of 2004, approximately $2,681,000 was recognized as services revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at September 30, 2004 were $547,000. We continue to provide services for BRiT and its affiliates and to receive payments for such services. We currently expect that the Company's total 2004 revenue from BRiT will be equal to or greater than that recognized in 2003, although there can be no assurance to that effect. In addition, as of December 13, 2004, CF Epic Insurance and General Fund, of which BRiT owned approximately 70% of the equity interests as of such date, beneficially owned 7.6% of our outstanding Common Stock.

        During 2003, we hired Rahul Raina as the Director of Business Process Outsourcing for the Delphi Consulting Division of our company. He is paid an annual salary of $90,000 and on August 11, 2003, after becoming an employee of our company, we granted options to Mr. Raina to purchase 25,000 shares of our Common Stock. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company's stock incentive plans. The total intrinsic value associated with the granting of options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $18,000 during the first nine months of 2004 and $10,000 related to these options during the year ended December 31, 2003. Rahul Raina is the brother of Robin Raina, the Company's Chairman of the Board, President and Chief Executive Officer.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees billed for professional services rendered for the audit of the Company's annual financial statements for 2003 and 2002 and fees billed for other services rendered during 2002 and 2003 by KPMG LLP, the Company's independent auditors through June 30, 2004.

	2003	2002
Audit Fees (1)	$290,000	$230,000
Audit Related Fees (2)	$10,000	$8,000
Tax Fees (3)	$37,000	$20,000
All Other Fees	$0	$0

(1)
Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)
Including benefit plan and assistance with SEC and NASDAQ matters.

(3)
Includes the preparation of our federal income tax return.

The Audit Committee considered and pre-approved all of the above-referenced fees and services. Pursuant to a policy adopted by our Board of Directors, the Audit Committee requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditors as required by the Securities Exchange Act of 1934.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1.    Financial Statements.

        The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

  •
  Report of Independent Registered Public Accounting Firm

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Ebix, Inc.
(Registrant)
By:	/s/ ROBIN RAINA Robin Raina Chairman of the Board, President and Chief Executive Officer

Date: December 20, 2004

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
10.3
Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company's Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +
10.4
Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference). +
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
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

EXPLANATORY NOTE
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
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
AUDIT COMMITTEE FINANCIAL EXPERT
CODE OF ETHICS
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