Form 10-K
period 2004-12-31
EBIX INC
filed 2005-03-30
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Title of each class
Common Stock, par value $0.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 28, 2005, the number of shares of Common Stock outstanding was 2,912,491. As of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $14,596,355 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

EBIX.COM, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

On October 1, 2002, the Company effected a 1-for-8 reverse split of its common stock. All share related information in this annual report on Form 10-K gives effect to that reverse stock split.

Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995—This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “will,” “should,” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Annual Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements. Such risks, uncertainties and other factors include the extent to which the Company’s new products and services can be successfully developed and marketed, the integration and other risks associated with recent and future acquisitions, the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties, the Company’s ability to continue to develop new products to effectively address market needs in an industry characterized by rapid technological change, the Company’s dependence on the insurance industry (and in particular independent agents), the highly competitive and rapidly changing automation systems market, the Company’s ability to effectively protect its applications software and other proprietary information, the Company’s ability to attract and retain quality management, and software, technical sales and other personnel, the potential negative impact on the Company’s outsourcing business in India from adverse publicity and possible governmental regulation, the risks of disruption of the Company’s Internet connections or internal service problems, the possibly adverse effects of a substantial increase in volume of traffic on the Company’s website, mainframe and other servers, possible security breaches on the Company’s website and the possible effects of insurance regulation on the Company’s business. Certain of these, as well as other, risks, uncertainties and other factors, are described in more detail in this Annual Report on Form 10-K, included under “Item 1. Business—Risk Factors.” Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of , or changes to, any of, or change, the forward-looking statements contained herein to reflect future events or developments or changed circumstances or for any other reason.

PART I

Item 1.        BUSINESS

Ebix, Inc. (the “Company”), which changed its name from ebix.com, Inc. on December 30, 2003, was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, Ebix, Inc. is referred to as the “Company,” while Ebix.com (Ebix.com is a registered trademark of Ebix, Inc.) refers to the Company’s website, including the Company’s internet browser-based products described below.

The Company is an international provider of software and Internet-based solutions for the insurance industry. International revenue accounted for 33%, 31% and 25% of total revenue in 2004, 2003 and 2002, respectively. Historically and during 2004, the Company’s revenue has been derived primarily from professional and support services (96% of revenue in 2004) and from the licensing and sale of software comprised of proprietary software and third-party software (4% of revenue in 2004). Professional services and support include software development projects, transaction based fees, fees for software license maintenance, initial registration and ongoing monthly subscription fees from the EbixASP product and business process outsourcing revenue. Also included in professional services and support are fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems and those in the process of installing systems.

On February 23, 2004 the Company acquired LifeLink Corporation (“LifeLink”) located in Park City, Utah. LifeLink markets a number of software products that provide sales illustrations and quote comparison services to insurance carriers and wholesalers operating in the life insurance and long-term care markets. The Company acquired all of the outstanding stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable in cash and stock. See note 13 to the consolidated financial statements included in this Form 10-K. The acquisition of LifeLink has provided the Company with an entrée to the life insurance segment of the insurance market from both the agent/broker and carrier perspective.

On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”). Heart was a broker systems vendor in Australia that provided end-to-end ASP broker systems to more than 650 brokers in Australia. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable in cash, letters of credit and stock. See note 14 to the consolidated financial statements included in this Form 10-K. The acquisition of Heart provided us with a significant share of the smaller broker market in Australia, substantially raising our overall insurance broker market share in Australia. Prior to the acquisition of certain assets of Heart the Company had a large share of the mid-sized broker market in Australia.

Information on the Company’s revenues, net income and fixed assets in different geographic areas is furnished in note 12 to the consolidated financial statements, included elsewhere in this Form 10-K.

Industry overview—The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. Consolidation has involved both insurance brokers, who are the Company’s primary customers, and insurance carriers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create both opportunities and challenges for the Company.

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

Business and Growth Strategy—The Company intends to grow its business in the future both organically and through additional synergistic acquisitions. Over the past year the Company has emphasized its software development business along with identifying synergistic acquisitions, while decreasing its emphasis on businesses having more intense competition such as business process outsourcing and call center.

Products and Services—The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product named Business Reinsurance and Insurance Company System (“BRICS”), (3) worldwide sales and support of agency management systems including EbixASP and e.global, (4) expansion of connectivity between consumers, agents, carriers, and third party providers through Ebix.com, LifeLink, INS-Site and Ebix.Exchange (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, international operations, LifeLink, call center services and support.

The Company provides development consulting to brokers, carriers, and agents. Some of the Company’s recent projects for clients include development of a reinsurance exchange for a European company, design and development of a carrier system over the web for a large European company, design and development of a sales system for a U.S. company, and development of an online application, underwriting, policy issuance, and claims system for an insurance carrier, as well as for a musical instrument insurance Managing General Agent (MGA). In addition, the Company has developed call center and business process outsource operations for retail agencies and insurance associations.

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

In 2001, the Company began marketing the EbixASP product to beta customers and it became available to the general public in 2002. EbixASP is a web-enabled system for insurance agencies to manage their businesses. EbixASP is sold both as a hosted and a self-hosted product. Revenues generated from the sale of EbixASP hosted by the Company are recorded in services revenue, while revenues generated from the sale of self-hosted EbixASP are recorded in software revenue. The Company hosted product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. As a result of the Company’s acquisition of certain assets of Heart in July 2004 the Company focuses on providing ASP based broker systems to small and midsize brokers in the Austalian market.

Ebix.mall generates revenues through transaction fees billed to insurance agencies and carriers who use the Ebix.com website.

The product “BRICS” referrs to custom software development of systems for insurance carriers on a contractual basis. These systems are unique for each customer and are client hosted.

EbixExchange is an Internet based service developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers and is part of the total revenue generation from the other product offerings which feature EbixExchange as part of their technology. The service was completed in late 2002 and is currently being used for the download function in EbixASP and the rating functionality in the Company’s business to consumer exchange, Ebix.mall. In May 2001, the Company purchased the INS-Site product line. The INS-Site product line could be characterized as an earlier model of EbixExchange, facilitating carrier-to-agent workflow such as download of policy information, upload of new business or policy change requests, as well as agent inquiry of key policy information such as status, billing and claims. INS-Site generates revenue through hosting and service fees.

The Company also continues to provide its agency management software product line, which is comprised of “e.global” (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and “Ebix.one” (formerly cd.one), a structured system utilizing many features of the Company’s previous products. The Company also continues to support but no longer sells six “legacy” products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

The software products offered by the Company range in price from $85 per month per seat to $2,700 per license, depending on whether the customers are obtaining the products through a service hosted by the Company or hosting the products themselves, and the total contract value for certain multiple-site global brokers can be over $1,000,000. For the years ended December 31, 2004 and December 31, 2003, BRiT Insurance Holdings PLC (“BRiT”) and its affiliates, accounted for approximately 18% and 23%, respectively, of consolidated revenue. See note 2 to the consolidated financial statements included in this Form 10-K. In addition to BriT and its affiliates, one customer, AON, accounted for approximately 11% of consolidated revenue for the year ended December 31, 2003. AON accounted for less than 10% of the consolidated revenue for the years ended December 31, 2004 and December 31, 2002.

System Design and Architecture—The Company’s new product offerings utilize the latest Internet based architecture. “e.global” is a client/server based system, which runs on an Oracle relational database software technology. “Ebix.one” is operational on Pervasive database software.

EbixASP is an e-commerce enabled agency management system that can be hosted on an ASP basis by the Company or licensed to a customer to self-host. The product is hosted by the Company at a fully managed hosting facility, Sungard eSourcing (“Sungard”), using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with redundancy in terms of back ups and downtime. All agencies using EbixASP need only one software product, Microsoft Internet Explorer, as the back end software is hosted at Sungard.

BRICS is a Microsoft dot net based system that can be hosted on an ASP basis by the Company or licensed to the customer on a self-hosted basis.

EbixExchange operates on Microsoft dot net technology.

INS-Site is one of the products offered by Ebix under the EbixExchange family of products. This product allows insurance data to be downloaded from and into multiple insurance company systems automatically. This product is hosted by the Company.

LifeLink is a life insurance sales presentation system.The product is hosted by the Company at a fully managed hosting facility, Consonus, using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with redundancy in terms of back ups and downtime.

Backlog—There was no significant backlog as of December 31, 2004 or December 31, 2003.

Product Development—At December 31, 2004, the Company employed 87 (63 international and 24 domestic) full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the website. Development of custom software enhancements for customers can be used in system development for other customers.

The Company’s development focus is in four areas: (i) continued enhancement of EbixASP and e.global, (ii) developing technology for insurance carriers, brokers and agents, including, in some cases, hosting the systems developed, (iii) continued enhancement of EbixExchange, and (iv) continued maintenance of the Ebix.com website.

Product development expenditures were $3,016,000, $1,552,000 and $1,779,000 in 2004, 2003 and 2002, respectively. Increases in product development are a result of the acquisition of LifeLink and an increase in developers internationally. Product development expenditures related to general product development and specific projects for clients.

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

The Company believes that some insurance carriers continue to operate subsidiaries that actively compete with the Company to provide agency systems to their in-house agency or brokerage efforts. These carriers generally have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carrier’s insurance products.

In the area of insurance company systems, the Company competes with established venders like Computer Science Corporation (CSC), Rebus and PMSC. Management believes that its focus and current technology will differentiate it from the competition.

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

Key competitive factors for the Company’s software, services and consulting are product technology, features and functions, ease of use, price, project management, service, reputation, reliability, effects of insurance regulation, insurance knowledge, technology expertise, and quality of customer support and training. Management believes that, overall, the Company competes favorably with respect to these factors.

Proprietary Rights—The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company’s software is unpatented.

Employees—At December 31, 2004, the Company had 239 employees, including 17 in sales and marketing, 87 in product development, 73 in customer service and operations, 33 in call center and 29 in general management, administration and finance. None of the Company’s employees are presently covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at March 28, 2005 owned approximately 32.0% of our common stock and approximately 70% of CF Epic Insurance and General Fund, which at that date owned approximately 7.6% of our common stock, represented approximately 18% ($3,551,000) of our total revenue in 2004 and 23% ($3,245,000) of our total revenue in 2003. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another customer, AON, represented approximately 9% ($1,856,000) and 11% ($1,652,000) of our total revenue in 2004 and 2003. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Adverse insurance industry economics could adversely affect our revenues.

We are dependent on the insurance industry, which may be adversely affected by current economic and world political conditions.

Our operating results may fluctuate dramatically.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results may include the loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another.

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

We recently acquired LifeLink and certain assets of Heart and may in the future acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating LifeLink, Heart or any other acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of the LifeLink and Heart acquisitions or any other acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States. In 2004 we acquired certain assets from Heart Consulting Services Pty. Ltd.. In addition, commencing in 2002, we began development activities, call center services and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At March 28, 2005, BRiT Insurance Holdings PLC beneficially owned approximately 32.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 48.6% of our outstanding common stock. In addition, at March 28, 2005, CF Epic Insurance and General Fund, of which BriT owns approximately 70% of the equity interests, beneficially owned 7.6% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 2.        PROPERTIES

The Company’s corporate headquarters are in Schaumburg (a suburb of Chicago), Illinois, where it leases a 2,900 square foot location. Substantially all corporate finance and administrative functions are located in Schaumburg. The Company and its subsidiaries lease additional office space of approximately 9,800 square feet in Atlanta, Georgia and 5,500 square feet in Park City, Utah. The Company also leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. The Company owns two facilities in India with total square footage of approximately 29,000 square feet. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 3.        LEGAL PROCEEDINGS

In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for the Company’s common stock is the NASDAQ SmallCap Market. The Company’s common stock trades under the symbol “EBIX.” As of December 31, 2004, there were 93 holders of record of the Company’s common stock.

The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the development and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2004 and 2003.

Twelve Months Ended December 31, 2004	High	Low
First quarter	$16.94	$11.50
Second quarter	15.95	11.50
Third quarter	14.19	11.75
Fourth quarter	15.25	12.54

Twelve Months Ended December 31, 2003	High	Low
First quarter	$3.54	$2.83
Second quarter	6.79	2.84
Third quarter	7.20	5.35
Fourth quarter	12.98	5.23

As of March 28, 2005, there were 2,912,491 shares of the Company’s common stock outstanding.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during 2004, except as previously disclosed in a quarterly report on Form 10-Q.

Recent Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2004.

Item 6.                        SELECTED FINANCIAL DATA

The following data for fiscal years 2004, 2003, and 2002 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights
(In thousands, except per share data)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Results of Operations:
Revenue	$19,983	$14,433	$12,651	$12,887	$11,764
Operating income (loss)	2,406	1,691	794	201	(11,473)
Net income (loss)	$2,240	$1,669	$502	$118	$(11,374)
Net income (loss) per share:
Basic	$0.80	$0.73	$0.22	$0.06	$(8.02)
Diluted	$0.72	$0.71	$0.22	$0.06	$(8.02)
Shares used in computing per share data:
Basic	2,784	2,294	2,291	1,920	1,419
Diluted	3,104	2,349	2,293	1,966	1,419
Financial Position:
Total assets	$31,335	$11,971	$9,966	$10,426	$6,562
Short-term debt	4,477	73	114	260	238
Long-term debt	2,796	—	73	254	317
Redeemable common stock	4, 262	—	—	—	—
Stockholders’ equity (deficit)	$13,508	$6,692	$4,725	$3,895	$(3,264)

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of risk uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by the forward looking statements, see “Item 1. Business—Risk Factors.” See also, “Safe Harbor for forward-looking statements under the Private Securities Litigation Act of 1995.”

The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product BRICS, (3) worldwide sales and support of agency management systems including EbixASP and eglobal, (4) expansion of connectivity between consumers, agents, carriers, and third party providers through Ebix.com, LifeLink, INS-Site and Exchange (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, the sale and licensing of BRICS, international operations, LifeLink, call center services and support.

The product referred to as “BRICS” pertains to custom software development of systems for insurance carriers on a contractual basis to which the Company plans to ascribe increased focus in the future. These systems are unique for each customer and are client hosted.

During 2004, the Company completed two synergistic acquisitions (LifeLink and Heart) which have added revenue and earnings to the Company’s consolidated results in a proportionate amount (no dilution). The Company intends to seek to increase revenue and income in the future through identification of additional synergistic acquisitions and through increasing emphasis on the sale and licensing of large scale development projects for insurance carriers, brokers and agents, where the margins are the greatest.

During 2004, the Company entered into various software and service agreements with BRiT, which beneficially owned approximately 32% of the Company’s outstanding common stock at March 28, 2005 (see note 2 to the consolidated financial statements included herein). In addition, at March 28, 2005, CF Epic Insurance and General Fund, of which BRiT owns approximately 70% of the equity interests, beneficially owned 7.6% of the Company’s outstanding common stock. Approximately $3,551,000 was recognized as revenue during 2004 from BRiT and its affiliates, representing approximately 18% of the Company’s total revenue for that year. Total accounts receivable related to BRiT and its affiliates at December 31, 2004 were $718,000. The Company expects to continue these types of arrangements with BRiT and its affiliates. These agreements relate to the customization of EbixASP for the European markets in addition to hosting, development, and transaction fees.

In 2001, the Company began marketing the EbixASP product and it became available to the general public in 2002. EbixASP is a web-enabled system for insurance agencies to manage their businesses. This product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. During 2004, the Company recognized revenue of $748,000 related to EbixASP.

The Company also continues to provide its agency management software product line, comprised of “e.global” (formerly cd.global), a modular, state of the art, agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and “Ebix.one” (formerly cd.one), a structured system utilizing many features of the Company’s previous products. The Company also continues to support, but no longer sells, six “legacy” products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

Critical Accounting Policies—The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition and estimating the allowance for doubtful accounts receivable and income taxes.

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

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2004, all of the Company’s contracts with multiple deliverables fell under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

Although the Company was not impacted in the current year by the adoption of EITF 00-21, it is possible that EITF 00-21 may affect future periods given the additional revenue streams the Company has initiated, as well as through the acquisition activities of the Company.

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

Revenues related to hosting arrangements, including monthly fees as well as any initial registration fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition.” Transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is probable.

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

Allowance for doubtful accounts receivable—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,256,000, net of an allowance for doubtful accounts of $13,000 as of December 31, 2004.

Income taxes—The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded to offset the carrying value of the Company’s deferred tax assets, as management concluded that the realization of its deferred tax assets does not meet the “more likely than not” criteria under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

The Company’s estimated effective tax rate for future periods is dependent on the mix of jurisdictions where taxable income is generated. The effective income tax rate for any year or period is not indicative of the future and could fluctuate substantially.

Results of Operations
Ebix, Inc. and Subsidiaries
(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue:
Software	$869	$1,498	$1,837
Services and other	19,114	12,935	10,814
Total revenue	19,983	14,433	12,651
Operating expenses:
Services and other costs	5,450	4,210	3,898
Product development	3,016	1,552	1,779
Sales and marketing	1,602	1,616	1,605
General and administrative	6,324	4,922	4,190
Amortization and depreciation	1,185	442	385
Total operating expenses	17,577	12,742	11,857
Operating income	2,406	1,691	794

Total Revenue—The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, LifeLink services, Heart services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue is comprised of Software revenue and Services revenue.

•        Total revenue for 2004 increased $5,550,000, or 38.5%, from 2003, see discussion of Software revenue and Services Revenue below.

•        Total revenue for 2003 increased $1,782,000, or 14.1%, from 2002, see discussion of Software revenue and Services Revenue below.

•        Total Software revenue for 2004 decreased $629,000, or 42.0%, from 2003. The Company expects future revenue to be comprised primarily of Services revenue.

•        Total Software revenue for 2003 decreased $339,000, or 18.5%, from 2002.

•        Total Services revenue for 2004 increased $6,179,000, or 47.8%, from 2003. This increase was due to the addition of LifeLink revenue of approximately $4,684,000 and Heart revenue of approximately $1,706,000 and increases in consulting revenue of $1,543,000, Ebix.mall revenue of $187,000 and hosting revenue of $109,000, partially offset by a decrease in support revenue associated with legacy products of $800,000, a decrease in call center revenue of $493,000, a decrease in Ebix ASP revenue of $445,000 and a decrease in INS-Site revenue of $312,000.

During 2004, 2003, and 2002, approximately $3,551,000, $3,245,000 and $2,102,000, respectively, was recognized as Services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates related to call center and development projects. Revenue from BRiT and its affiliates represented 18%, 23% and 17% of the Company’s total revenues for 2004, 2003 and 2002, respectively. BRiT owned approximately 32% of the Company’s common stock as of March 28, 2005. In addition, as of

March 28, 2005, CF Epic Insurance and General Fund, of which BRiT owns approximately 70% of the equity interests as of such date, beneficially owned 7.6% of the Company’s outstanding common stock.

Total revenue for 2004 increased $5,550,000 or 38.5% from 2003, while revenue from BRiT in 2004 increased $305,000 or 9% from 2003. The revenues from BRiT and its affiliates relate to projects for call center and software development services. Total revenue for 2003 increased $1,782,000 or 14.1% from 2002, and revenue from BRiT in 2003 increased $1,143,000 or 54% from 2002. Increases in revenues from BRiT Holdings PLC and its affiliates during each of the periods presented were a result of BRiT Insurance Holdings PLC and its affiliates adding additional development projects and expanding the scope of the current projects.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue
2004	$3,346,000	$19,983,000
2003	$4,146,000	$14,433,000
2002	$5,188,000	$12,651,000

Support revenue decreased $800,000, or 19%, and as a percentage of total revenue to 17% from 29%, in 2004 compared to 2003. Support revenue decreased $1,042,000, or 20%, and as a percentage of total revenue to 29% from 41%, in 2003 compared to 2002.

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

The Company expects that future Services revenue will be derived from this support, the sale of BRICS, as well as EbixASP registration and monthly fees, LifeLink services, Heart services, software development and call center and to a much lesser extent, all transaction revenues from Ebix.mall and EbixExchange (INS-Site), conversion and training.

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

•        Total services and other costs for 2004 increased $1,240,000, or 29.5%, from 2003. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $505,000 and Heart of $258,000, an increase in facility costs of $205,000, an increase in expenses for required services to support the Company’s products of $201,000, an increase in international support costs of $39,000 and an increase in non-LifeLink payroll of $32,000.

•        Total services and other costs for 2003 increased $312,000, or 8.0%, from 2002. This increase was due to the increase in services revenue. Due to a change in the mix of services provided, services with higher costs represented a lower percentage of the total.

Product development expenses—

•        Total product development expenses for 2004 increased $1,464,000, or 94.3%, from 2003. This increase was due to an increase in payroll expenses related to LifeLink of $1,029,000, annual salary increases of $174,000 and an increase in India payroll expenses of $57,000. In addition facility costs increased $210,000 as a result of an increase in headcount. These increases were partially offset by a $6,000 decrease in travel and entertainment expenses.

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

Sales and marketing expenses—

•        Total sales and marketing expenses for 2004 approximated the total sales and marketing expenses from 2003. The sales and marketing focus has remained constant. Management does not anticipate future sales and marketing expenses to fluctuate significantly.

•        Total sales and marketing expenses for 2003 approximated the total sales and marketing expenses from 2002.

General and administrative expenses—

•        Total general and administrative expenses for 2004 increased $1,402,000, or 28.5%, from 2003. This increase was due to operating expenses related to Heart of $376,000 an increase in international expenses of $78,000, an increase in payroll expenses related to the acquisition of LifeLink of $296,000, an increase in non-LifeLink payroll of $109,000 an increase in bad debt expense $94,000, an increase in professional fees of $258,000 and an general increase in business operations due to the acquisition of LifeLink and Heart of approximately $191,000.

•        Total general and administrative expenses for 2003 increased $732,000, or 17.5%, from 2002. This increase was due to an increase in management bonus expenses and an increase in costs related to the start-up of the Indian operations, which were established in May 2002.

Amortization and depreciation expenses—

•        Total amortization and depreciation expenses for 2004 increased $743,000, or 168% from 2003. This increase was due to a charge for amortization of intangibles related to the LifeLink acquisition of $491,000 and Heart acquisition of $154,000 and an increase in depreciation expense of $98,000 primarily related to an increase in assets acquired as a result of the LifeLink acquisition. Future expenses related to the amortization of Heart and LifeLink intangible assets are expected to be $882,000 for the years 2005 thru 2007, $795,000 for 2008, $424,000 for 2009 and $367,000 for 2010. See notes 13 and 14 to the consolidated financial statements, included elsewhere in this Form 10-K for detail relating to the allocation of value of intangible assets.

•        Total amortization and depreciation expenses for 2003 increased $57,000, or 14.8%, from 2002. This increase was due to an increase in assets related to the India operations, which were established in May 2002.

Interest expenses—

•        Total interest expenses for 2004 increased $205,000 from 2003. This increase was due to line of credit interest of $83,000 and interest related to the notes for the acquisitions of Heart and LifeLink of $135,000, partially offset by a $13,000 decrease in interest expense related to capital leases.

•        Total interest expenses for 2003 decreased $22,000 from 2002. This decrease was due primarily to a decrease in interest expense related to capital leases.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,843,000 and $3,000,000 of restricted cash (as described below) at December 31, 2004. The Company’s cash balances at December 31, 2003 and 2002 were $7,915,000 and $4,993,000, respectively.

During 2004, the Company generated operating cash flow of $2,810,000, compared to operating cash flow of $3,343,000 in 2003, due primarily to $2,240,000 in net income, $1,185,000 of amortization and depreciation, and an increase in deferred revenue of $170,000, partially offset by an increase in accounts receivable of $841,000, an increase in other assets of $99,000 and a decrease in accounts payable and accrued expenses of $49,000. The accounts receivable increase is primarily due to LifeLink receivables, which were $955,000 at December 31, 2004. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

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

During 2004, cash used in investing activities of $8,522,000 (an increase of approximately $7,967,000 over the prior year as discussed below) represented expenditures made primarily as a result of the Company’s acquisitions of LifeLink and the assets of Heart. Cash provided by financing activities of $3,640,000 in 2004 resulted primarily from the Company’s sale of common stock during the first quarter of 2004 of $2,977,000 and borrowings of $3,500,000 on the Company’s existing line of credit during the second quarter of 2004 partially offset by the restricted cash required for the line of credit of $3,000,000.

During 2003, cash used in investing activities of $555,000 (an increase of approximately $17,000 over the prior year) represented capital expenditures made as a result of the Company’s investment in India and the related purchase of assets for that location. The cash provided by financing activities of $34,000 in 2003 (compared to cash used in financing activities in the prior year) resulted from the Company’s proceeds from the exercise of common stock options, partially offset by the repayment of debt obligations.

In 2004, 18% and 9% of the Company’s total revenues were from two customers—BRiT and its affiliates and AON, respectively. Neither BRiT nor AON have long-term agreements with the Company that provide certainty that such revenues and related cash flows will be recurring.

In October 2002, the Company entered into a revolving line of credit, secured by a perfected first security interest in the Company’s assets, for $1,000,000, with interest payable on outstanding borrowings at the prime rate. The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004. Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of December 31, 2004 total borrowings on this line were $3,500,000 of which $3,000,000 was classified as restricted cash and was restricted from use in accordance with the line of credit agreement. The agreement provides that the line is secured by substantially all of the Company’s assets. On February 23, 2005, the Company entered into a second amendment to the credit agreement which was effective as of December 31, 2004 and added a requirement that the Company include in its quarterly deliveries to the bank an income statement of the Company showing EBITDA (as defined in the agreement) of the Company, eliminated the covenant of the Company to maintain a minimum tangible net worth (as defined in the agreement) and added a covenant that the Company maintain a maximum senior debt to EBITDA ratio. This amendment memorialized an understanding that had been reached with the lender prior to December 31, 2004. Giving effect to the amendment as of December 31, 2004, the Company was in compliance with all debt covenants.

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. See note 13 to the consolidated financial statements included in this Form 10-K for a discussion of the redeemable common stock.

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing the former owner paid the Company $467,000 for deferred revenue and a vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing. See note 14 to the consolidated financial statements included in this Form 10-K for a discussion of the redeemable common stock.

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

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)(2)	$11,498	$7,166	$3,832	$500	—
Operating Leases Obligations	2,623	771	995	660	197
Total	$14,121	$7,937	$4,827	$1,160	$197

(1)          $2,700,000 (included in the Less Than 1 Year column) is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the LifeLink acquisition. See note 13 to the consolidated financial statements included in this Form 10-K.

(2)          $1,399,000 (included in the 1 - 3 Years column) is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the Heart acquisition. See note 14 to the consolidated financial statements included in this Form 10-K.

Impact of Recently Issued Accounting Standards—In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is evaluating the requirements of FAS 123R, but because the Company is accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations. See Note 1 for an illustration of the historical effects of expensing options.

In December 2004, the FASB issued Staff Position FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS 109-2 were effective immediately upon issuance. The Company does not expect that the adoption of FAS 109-2 will have a significant impact on the Company’s consolidated financial statements.

Quarterly Financial Information (unaudited):

The following is the unaudited quarterly financial information for 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2004
Total revenues	$3,934	$4,676	$5,656	$5,717
Operating income	551	741	1,000	114
Net income	446	710	981	103
Net income per common share:
Basic	$0.17	$0.26	$0.34	$0.03
Diluted	$0.15	$0.23	$0.31	$0.03
Year Ended December 31, 2003
Total revenues	$3,612	$3,295	$4,168	$3,358
Operating income	622	218	659	192
Net income	516	89	575	489
Net income per common share:
Basic	$0.23	$0.04	$0.25	$0.21
Diluted	$0.23	$0.04	$0.24	$0.20

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. In 2004, 2003 and 2002, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $446,000, $100,000 and $327,000, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before income taxes of approximately $214,000, $198,000, and $102,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s exposure to interest rate risk relates to its debt obligations and to its interest income as it relates to the outstanding cash balances. While the Company has interest rate risk related to its line of credit at December 31, 2004, the exposure is mitigated by the interest income on the restricted balance of $3,000,000. As of December 31, 2003, the Company had no debt outstanding. The Company’s market risk at December 31, 2004, is the potential loss of interest income arising from adverse changes in interest rates. Interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates on the Company’s outstanding cash balance. The Company does not feel such a loss of interest income would be significant to its results of operations.

The Company does not currently use any derivative financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See also the “Quarterly Financial Information” included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ebix, Inc.
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheet of Ebix, Inc. (the “Company”) as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. We have also audited the 2004 schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2004 schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 18, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Ebix, Inc.:

We have audited the accompanying consolidated balance sheet of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 19, 2004

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,843	$7,915
Restricted cash	3,000	—
Accounts receivable, less allowances of $13 and $356	3,256	1,787
Other current assets	587	364
Total current assets	12,686	10,066
Property and equipment, net	1,450	1,353
Capitalized software, net	—	109
Goodwill	12,669	123
Intangibles, net	4,234	—
Other assets	296	320
Total assets	$31,335	$11,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,500	—
Accounts payable and accrued expenses	1,781	$1,778
Accrued payroll and related benefits	1,522	1,287
Current portion of long term debt	977	—
Current portion of capital lease obligation	—	73
Deferred revenue	2,989	2,141
Total current liabilities	10,769	5,279
Long term debt, less current portion	2,796	—
Redeemable common stock (357,728 and 0 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively) stated at redemption price	4,262	—
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,911,154 and 2,316,767 issued and outstanding at December 31, 2004 and December 31, 2003, respectively	291	232
Additional paid-in capital	92,717	88,706
Deferred compensation	(376)	(436)
Accumulated deficit	(80,011)	(82,251)
Accumulated other comprehensive income	887	441
Total stockholders’ equity	13,508	6,692
Total liabilities and stockholders’ equity	$31,335	$11,971

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue:
Software	$869	$1,498	$1,837
Services and other (Including revenues from related parties of $3,551, $3,245 and $2,102, respectively. See note 2)	19,114	12,935	10,814
Total revenue	19,983	14,433	12,651
Operating expenses:
Services and other costs	5,450	4,210	3,898
Product development	3,016	1,552	1,779
Sales and marketing	1,602	1,616	1,605
General and administrative	6,324	4,922	4,190
Amortization and depreciation	1,185	442	385
Total operating expenses	17,577	12,742	11,857
Operating income	2,406	1,691	794
Interest income	151	78	89
Interest expense	(222)	(17)	(39)
Foreign exchange gain (loss)	48	13	(255)
Income before income taxes	2,383	1,765	589
Income tax provision	(143)	(96)	(87)
Net income	$2,240	$1,669	$502
Basic earnings per common share	$0.80	$0.73	$0.22
Diluted earnings per common share	$0.72	$0.71	$0.22
Basic weighted average shares outstanding	2,784	2,294	2,291
Diluted weighted average shares outstanding	3,104	2,349	2,293

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive (Loss)		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Total	Income
Balance, December 31, 2001	—	$ —	2,290,773	$ 229	$ 88,514	$ (440)	$ (84,422)	$ 14	$ 3,895
Net income	—	—	—	—	—	—	502	—	502	$ 502
Cumulative translation adjustment	—	—	—	—	—	—	—	327	327	327
Comprehensive income										$ 829
Shares issued to round fractional shares related to reverse stock split	—	—	370	—	—	—	—	—	—
Deferred compensation and amortization related to options and warrants	—	—	—	—	(73)	74	—	—	1
Balance, December 31, 2002	—	$ —	2,291,143	$ 229	$ 88,441	$ (366)	$ (83,920)	$ 341	$ 4,725
Net income	—	—	—	—	—	—	1,669	—	1,669	$ 1,669
Cumulative translation adjustment	—	—	—	—	—	—	—	100	100	100
Comprehensive income										$ 1,769
Exercise of stock options	—	—	25,624	3	145	—	—	—	148
Deferred compensation and amortization related to options	—	—	—	—	120	(70)	—	—	50
Balance, December 31, 2003	—	$ —	2,316,767	$ 232	$ 88,706	$ (436)	$ (82,251)	$ 441	$ 6,692
Net income	—	—	—	—	—	—	2,240	—	2,240	$ 2,240
Cumulative translation adjustment	—	—	—	—	—	—	—	446	446	446
Comprehensive income										$ 2,686
Exercise of stock options	—	—	14,436	1	81	—	—	—	82
Proceeds from issuance of common stock	—	—	579,951	58	8,039	—	—	—	8,097
Expenses related to issuance of common stock	—	—	—	—	(23)	—	—	—	(23)
Reclass of guarantees	—	—	—	—	(4,097)	—	—	—	(4,097)
Deferred compensation and amortization related to options	—	—	—	—	11	60	—	—	71
Balance, December 31, 2004	—	$ —	2,911,154	$ 291	$ 92,717	$ (376)	$ (80,011)	$ 887	$ 13,508

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income	$2,240	$1,669	$502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,185	442	385
Provision for doubtful accounts	108	14	509
Stock-based compensation	71	50	1
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(841)	1,062	(925)
Other assets	(99)	(46)	(145)
Accounts payable and accrued expenses	(49)	(55)	(1,049)
Accrued payroll and related benefits	25	945	(32)
Deferred revenue	170	(738)	12
Net cash provided by (used in) operating activities	2,810	3,343	(742)
Cash flows from investing activities:
Investment in LifeLink, net of cash acquired	(4,763)	—	—
Investment in Heart, net of cash acquired	(3,393)	—	—
Capital expenditures	(366)	(555)	(538)
Net cash used in investing activities	(8,522)	(555)	(538)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	2,977	—	—
Proceeds from line of credit	3,500	—	—
Restricted cash	(3,000)	—	—
Repayments of debt	—	—	(87)
Payments for capital lease obligations	(73)	(114)	(134)
Proceeds from exercise of common stock options	82	148	—
Net cash provided by (used in) financing activities	3,486	34	(221)
Effect of foreign exchange rates on cash and cash equivalents	154	100	327
Net change in cash and cash equivalents	(2,072)	2,922	(1,174)
Cash and cash equivalents at the beginning of the year	7,915	4,993	6,167
Cash and cash equivalents at the end of the year	$5,843	$7,915	$4,993
Supplemental disclosures of cash flow information:
Interest paid	$86	$17	$35
Income taxes paid	386	341	—
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

During the third quarter of 2004, Ebix Australia Pty Ltd. acquired the operating assets of Heart Consulting Services PTY Ltd. in exchange for an aggregate purchase price (in Australian dollars) of A$10,175,000 ($7,116,000 USD) (based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175,000 ($3,619,000 USD) in cash at closing, A$2,000,000 ($1,399,000 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000,000 ($2,098,000 USD) payable in 157,728 shares of common stock of Ebix issued at the closing. The Company also capitalized approximately $241,000 of transaction costs in conjunction with the acquisition.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies:

Nature of Business—Ebix, Inc. and subsidiaries (the “Company”) market software to insurance agents and brokers operating in the insurance industry and provide customer support and maintenance services through out the U.S and the world. In addition, the Company provides other implementation and consulting services such as training, data conversion, installation, software development and call center. The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product BRICS, (3) worldwide sales and support of agency management systems including EbixASP and eglobal, (4) expansion of connectivity between consumers, agents, carriers, and third party providers through Ebix.com, LifeLink, INS-Site and Exchange (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, sale of the BRICS product, international operations, LifeLink services, call center services and support.

Consolidation—The consolidated financial statements include the accounts of Ebix, Inc., (“Ebix USA”), its wholly-owned subsidiary, Delphi Information Systems International, Inc. (“Delphi International”), both Delaware corporations and its wholly owned subsidiaries Ebix Software India Private Limited, Ebix Australia Pty. Ltd. (VIC) and all subsidiaries of Delphi International.

Reclassification—Certain prior year amounts have been reclassified to conform to the 2004 presentation. Amortization and depreciation was broken out in the current year and reclassified in the prior years due to the increase in amortization as a result of the current year acquisitions and the related intangible assets.

Reverse Stock Split—On October 1, 2002, the Company affected a 1-for-8 reverse split of its common stock. All share information in these consolidated financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

Revenue Recognition—We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software.

In May 2003, the Financial Accounting Standards Board (“FASB”) finalized the terms of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. The Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements executed subsequent to June 30, 2003 (or significant modification to arrangements existing prior to July 1, 2003). The Company’s current policy is to analyze all new revenue arrangements.

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2004, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

Although the Company has not been impacted in the current year by the adoption of EITF 00-21, it is possible that EITF 00-21 may affect future periods given the additional revenue streams the Company has initiated, as well as the acquisition activities of the Company.

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

For arrangements containing multiple elements, revenue is recognized on delivered elements when vendor-specific objective evidence (“VSOE”) of fair value has been established on the undelivered elements, applying the residual method of SOP 98-9. Fair value is determined for each undelivered element based on the price charged for the sale of each element separately. In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

Revenues related to hosting arrangements, including monthly fees as well as any initial registration fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. Transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is probable.

Deferred revenue includes maintenance and support payments that have been received or billings recorded prior to performance and, in certain cases, cash collections, amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist; and initial registration fees and related service fees under hosting agreements. Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

Software arrangements involving significant customization, modification or production are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1,

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost, which approximates fair value.

Restricted Cash—At December 31, 2004, $3,000 was classified as restricted cash and was restricted from use in accordance with the line of credit agreement as discussed in note 5.

Allowance for doubtful accounts receivable—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance was $3,256 and $1,787, net of an allowance for doubtful accounts of $13 and $356 as of December 31, 2004 and December 31, 2003, respectively.

Accounting for the Impairment of Long-Lived Assets—Long-lived assets and certain identifiable intangibles held and used by any entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects and market and economic conditions.

The carrying amount of the Company’s long-lived assets at December 31, 2004 and 2003 primarily represented the original amounts invested less the recorded depreciation and amortization. Based on the analysis performed by management, the Company does not believe the carrying value of its long-lived assets were impaired as of December 31, 2004. There were no impairment charges for the years ended December 31, 2004, 2003 or 2002.

Internal Use Software—The Company accounts for software costs for internal use software under the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

Internal Use.” Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no costs capitalized during 2004, 2003 or 2002.

Software Development Costs—The Company’s policy is to capitalize internally generated software development costs and purchased software in compliance with Statement Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the product and continues through the point of general release of the product. The ongoing assessment of the recoverability of these costs considers external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During 2004, 2003 and 2002 the Company did not have any expenses eligible for capitalization under SFAS No. 86, given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and amortized over the expected life of the improvement. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Fixed assets acquired in acquisitions are valued at fair value. The estimated useful lives applied by the Company are as follows:

Asset Category	Life
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other leasehold improvements	7
Buildings	30

Goodwill—In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $123, which has been subjected to the transition provisions, including the phase-in and annual impairment test, of SFAS No. 142 and will not be amortized going forward. Goodwill increased $12,546 in 2004 as a result of the acquisition of LifeLink in February 2004 ($5,989) and Heart in July 2004 ($6,557). Valuations of both LifeLink and Heart were

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

performed during 2004. The Company will perform annual impairment assessments of the goodwill in accordance with SFAS No. 142.

Intangible Assets—Amounts allocated to intangible assets are amortized on a straight line basis over their estimated useful lives as follow:

Category	Life
Customer relationships	4-7
Developed technology	5
Trademarks	5

See notes 13 and 14 for further discussion of intangible assets.

Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and operating loss and tax credit carryforwards and their financial reporting amounts at each year-end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Earnings Per Share—Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for 2004, 2003 and 2002 were 2,783,500, 2,293,580 and 2,290,866, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. During 2004, 2003 and 2002, the Company’s common stock equivalents consisted of stock options. During 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 320,806. During 2003, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 55,776. During 2002, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 2,383. At December 31, 2004, 2003 and 2002, the fully diluted weighted average number of shares outstanding was 3,104,306, 2,349,356 and 2,293,249, respectively. At December 31, 2004, 2003 and 2002, there were 368,366, 604,106 and 599,010 shares, respectively, potentially issuable with respect to outstanding stock options and warrants, which could dilute Basic EPS in the future which were excluded from the diluted EPS calculation because their effect was antidilutive.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included in the accompanying consolidated statements of stockholders’ equity. Foreign exchange transaction gains and losses are recorded in foreign exchange gain (loss) as other comprehensive income (loss).

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in note 12.

Concentrations—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In 2004, 2003 and 2002, BRiT Insurance Holdings PLC and its affiliates accounted for approximately 18%, 23% and 17%, respectively, of consolidated revenue. Accounts receivable relating to this customer at December 31, 2004, December 31, 2003 and December 31, 2002 were $718, $369 and $869, respectively (see note 2). In addition to BriT and its affiliates, one international customer, AON, accounted for approximately 11% of the Company’s consolidated revenue for the year ended December 31, 2003. Revenue from AON accounted for less than 10% of the consolidated revenue for the years ended December 31, 2004 and December 31, 2002, respectively.

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

Employee Stock Options—At December 31, 2004, the Company has three stock-based employee compensation plans, which are more fully described in note 10. The Company accounts for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. Had compensation cost for these stock-based compensation plans been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option-pricing model with the assumptions summarized in Note 10, the Company’s net income and net income per share would have been the pro forma amounts indicated below:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income, as reported	$2,240	$1,669	$502
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18	10	—
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for employee awards, net of related tax effects	(822)	(916)	(870)
Pro forma net income (loss)	$1,436	$763	$(368)
Basic earnings per share, as reported	$0.80	$0.73	$0.22
Diluted earnings per share, as reported	$0.72	$0.71	$0.22
Basic earnings (loss) per share, pro forma	$0.52	$0.33	$(0.16)
Diluted earnings (loss) per share, pro forma	$0.46	$0.32	$(0.16)

Non-employee Stock Compensation—The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $206, $150 and $120 in 2004, 2003 and 2002, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

Fair Value of Financial Instruments—The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

The Company believes the carrying amount of cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit and letters of credit is a reasonable estimate of their fair value due to the short maturity of these items.

Impact of Recently Issued Accounting Standards—In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share—Based Payment” (“FAS 123R”), which revises and replaces

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is evaluating the requirements of FAS 123R, but because the Company is accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations. See Note 1 for an illustration of the historical effects of expensing options.

In December 2004, the FASB issued Staff Position FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS 109-2 were effective immediately upon issuance. The Company does not expect that the adoption of FAS 109-2 will have a significant impact on the Company’s consolidated financial statements.

Note 2—BRiT Insurance Holdings PLC and another significant customer:

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”) for $7,000. The total number of shares of the Company’s common stock held by BRiT at December 31, 2004 was 930,163, representing an equity ownership of 32 percent. In addition, as of December 31, 2004, CF Epic Insurance and General Fund, of which BRiT owns approximately 70% of the equity interests as of such date, beneficially owned 7.6% of the Company’s outstanding common stock.

During 2004, 2003 and 2002, the Company entered into various software and service agreements with BRiT. Approximately $3,551, $3,245 and $2,102 was recognized as revenue during 2004, 2003 and 2002 from BRiT and its affiliates, respectively. Total accounts receivable from BRiT and its affiliates at December 31, 2004, 2003 and 2002 were $718, $369 and $869, respectively.

During 2004, 2003 and 2002, approximately $1,856, $1,652 and $1,064, respectively, was recognized from another significant customer, AON. Total accounts receivable from AON at December 31, 2004, 2003 and 2002 were $186, $181 and $163, respectively.

Note 3—Stockholders’ Equity:

Warrants—In connection with a 1996 private equity placement, the Company issued a warrant to the placement agent (the “Agent’s Warrant”) to purchase 25,000 shares of the Company’s common stock at $40.00 per share. The Agent’s Warrant was not subject to redemption and expired on April 19, 2002.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 4—Property and Equipment:

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Computer equipment and purchased software	$2,004	$1,692
Buildings	372	345
Land	113	108
Leasehold improvements	65	13
Furniture, fixtures and other	397	266
	2,951	2,424
Less accumulated depreciation and amortization	(1,501)	(1,071)
	$1,450	$1,353

Depreciation and amortization expense was $430, $333 and $276 in 2004, 2003 and 2002, respectively.

Note 5—Line of Credit:

Bank Line of Credit

In October 2002, the Company entered into a revolving line of credit, secured by a perfected first security interest in the Company’s assets, for $1,000 with interest payable on outstanding borrowings at the prime rate. The prime rate at December 31, 2004 was 5.25%.

The existing revolving line of credit with LaSalle National Bank Association was increased to $5,000 during February 2004 and the agreement was amended in April 2004. Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of December 31, 2004 total borrowings on this line were $3,500, of which $3,000 is classified as restricted cash and was restricted from use in accordance with the line of credit agreement. The agreement provides that the line was secured by substantially all of the Company’s assets.

On February 23, 2005, the Company entered into a second amendment to the credit agreement which was effective as of December 31, 2004 and added a requirement that the Company include in its quarterly deliveries to the bank an income statement of the Company showing EBITDA (as defined in the agreement) of the Company, eliminated the covenant of the Company to maintain a minimum tangible net worth (as defined in the agreement) and added a covenant that the Company maintain a maximum senior debt to EBITDA ratio. The Company was in compliance with the maximum senior debt to EBITDA ratio covenant at December 31, 2004. This amendment memorialized an understanding that had been reached with the lender prior to December 31, 2004. Giving effect to the amendment as of December 31, 2004, the Company was in compliance with all debt covenants.

Letters of Credit

Under terms of the agreement with Heart Consulting Services Pty Ltd. (see note 14), $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition (present value computed as $1,293). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 6—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses at December 31, 2004 and December 31, 2003, consisted of the following:

	2004	2003
Trade accounts payable	$730	$523
Accrued professional fees	146	292
Accrued other liabilities	905	963
	$1,781	$1,778

Note 7—Income Taxes:

Income (loss) before income taxes consisted of:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Domestic	$1,314	$776	$67
Foreign	1,069	989	522
Total	$2,383	$1,765	$589

The income tax provision consisted of:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
U.S. Federal	$26	$(241)	$—
State	—	—	—
Foreign	117	337	87
Total	$143	$96	$87

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(14.2)%	(18.2)%	(11.7)%
Effect of foreign tax rate other than 34%	(14.5)%	0%	(15.3)%
Reversal of accrual for tax exposures	(3.2)%	(15.3)%	—
Other	—	1.7%	—
Permanent differences	3.9%	3.2%	7.8%
Effective rate	6.0%	5.4%	14.8%

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 7—Income Taxes: (Continued)

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	December 31, 2004 Deferred		December 31, 2003 Deferred
	Assets	Liabilities	Assets	Liabilities
Depreciation	$—	$144	$—	$142
Accruals	378	—	322	—
Capitalized software	—	—	—	39
Bad debts	1	—	116	—
NOL carryforwards	21,718	—	22,214	—
Tax credit carryforwards	200	—	298	—
	22,297	—	22,950	181
Valuation allowance	(22,153)	—	(22,769)	—
Total deferred taxes	$144	$144	$181	$181

Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount. In addition, in 2004 certain net operating losses and tax credit carryforwards expired. The impact of the valuation allowance and the effective tax rate is shown net of the effect of expiring operating losses and tax credit carryforwards.

At December 31, 2004, the Company had available domestic net operating loss carryforwards of approximately $63,094, which are available to offset future Federal income taxes, if any, through 2022, and investment business tax credit carryforwards of approximately $200, which are available to offset future Federal income taxes, if any, through 2009. A change in ownership for income tax purposes resulted from the issuance of common stock to BRiT. As a consequence, the utilization of tax credits and net operating losses will be limited in the future. Based on yearly limitations and dependent on future earnings, approximately $46,000 of the net operating loss carryforwards may not be utilized.

Note 8—Commitments and Contingencies:

Lease Commitments:

The Company leases office space under noncancelable operating leases with expiration dates ranging through 2010, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. At December 31, 2003 assets under capital leases totaled $500 and accumulated amortization was $307. There were no assets under capital lease at December 31, 2004.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 8—Commitments and Contingencies: (Continued)

Commitments for minimum rentals under noncancellable leases as of December 31, 2004 were as follows:

Year	Operating Leases
2005	$772
2006	607
2007	387
2008	339
2009	321
Thereafter	197
Total minimum lease commitments	$2,623

Rental expense for office facilities and certain equipment subject to operating leases for 2004, 2003 and 2002 was $716, $602 and $634, respectively.

In 2002, sublease income of $388 was offset by sublease expenses of $380. There was no sublease income or expense in 2004 or 2003.

Contingencies:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 9—Cash Option Profit Sharing Plan and Trust:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were approximately $61 for 2004, $40 for 2003 and $42 for 2002.

Note 10—Stock Options:

The Company’s 1996 Stock Incentive Plan (the “Plan”) provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the Plan was 337,500 at December 31, 2000. An amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company’s stockholders on May 30, 2001. A third amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company’s stockholders on September 30, 2002. Accordingly, the total number of shares reserved for grant under the Plan was 837,500 at December 31, 2004. See note 16, Subsequent Events, for a discussion of a January 2005 amendment to the Plan. Options granted under this Plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company’s stock). Stock options under this plan generally become exercisable with respect to the underlying shares of Common Stock as follows: 25 percent become exercisable on the first anniversary of the date of grant and the remaining 75% of the options become exercisable ratably each quarter over the next three years. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company’s stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2004.

During 2001, the Company initiated the 2001 Stock Incentive Plan (the “2001 Plan”), which provides for the granting of stock options to key employees or consultants. The total number of shares reserved under the 2001 Plan was 62,500. No options were granted under the 2001 Plan and the 2001 Plan was terminated by the Board of Directors in 2004.

The Company’s 1998 Director Option Plan (the “Director Plan”) provides for granting of options for up to 37,500 shares to non-employee directors. Only nonstatutory options may be granted under the Directors Plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 2004, 2003 and 2002, the Company granted options to purchase a total of 6,000, 1,800 and 8,500 shares, respectively, under the Director Plan.

In May 2003, our Board of Directors determined that each board member would receive options to purchase 1,500 shares of common stock each year. Each member of the Compensation Committee would receive additional options to purchase 150 shares of common stock per year. Each Audit Committee member would receive additional options to purchase 375 shares of common stock per year. In addition, each member of the Audit Committee, other than the Chairman, would receive cash compensation of $2 per year. The Audit Committee Chairman would receive cash compensation of $5 per year. These options were granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant. Each option has a term of ten years beginning on the date of grant. During 2003 the Company granted options to purchase a total of 5,625 shares to board members under the program.

On January 14, 2005, the Company held the annual meeting of stockholders that had originally been scheduled for 2004. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. On March 21, 2005, each member of the Compensation Committee received additional options to purchase 150 shares of common stock and each Audit Committee member received additional options to purchase 375 shares of

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

common stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each member of the Audit Committee, other than its Chairman, received cash compensation of $3 in 2004 prorated for each member’s actual time of service. Mr. Drislane received $3 and Mr. Rich received $1 following the January 14, 2005 annual meeting. The Audit Committee Chairman received cash compensation of $5 in 2004 prorated for the member’s actual time of service. Mr. Bhalla received $3 as compensation for serving as Audit Committee Chairman immediately following the January 14, 2005 meeting. On March 24, 2004, Mr. Chisholm a former member of the Audit Committee, received $3 as compensation as service as a member of the Audit Committee (until his resignation on October 26, 2004).

In December 2004, our Board of Directors adopted a new compensation program for our non-employee directors, to commence in 2005 (with the 2005 Annual Meeting of Stockholders). Pursuant to this program, each non-employee director is to receive an annual cash retainer of $14. The Chairman of the Audit Committee is to receive an additional annual fee of $5 and each other member of the Audit Committee and each member of the Compensation Committee is to receive an additional annual fee of $3. Also, each non-employee director is to receive an initial grant on his election to the Board of an option to purchase 1,500 shares vesting over three years, and an annual grant thereafter of an option to purchase 1,500 shares, including the options automatically awarded under the Director Plan. These options will be granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of grant and will have a term of ten years beginning on the date of grant.

During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company’s stock price equals $72.00, $96.00, $120.00 and $160.00 per share. During 2004, 2003 and 2002, no incentive options were granted. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company’s stock on the date of grant. Compensation cost is measured and recorded for these options using variable accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company’s stock price until the exercise date. There was no compensation expense related to these options in 2004, 2003 or 2002.

On August 11, 2003, the Company granted options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock option plans. The total intrinsic value associated with the granting of options was $96,

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $24 and $10 related to these options during the years ended December 31, 2004 and December 31, 2003, respectively.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 34,500 shares were outstanding at December 31, 2004. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised within ten years of the date of the grant. Included in these options are options to purchase 3,125 and 18,958 shares which the Company granted in 2002 and 2001, respectively, and options to purchase 9,917 shares granted prior to 2001, to persons who were not directors, officers or employees.

These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain price. At December 31, 2004, 8,291 of the shares subject to these non-employee options were vested. The Company has recognized compensation expense of approximately $50, $40 and $1 related to these options during the years ended December 31, 2004, 2003 and 2002, respectively. Assumptions used in valuing the options are the same as those described below for employee options.

The per share weighted-average fair values of stock options granted during 2004, 2003 and 2002 were $4.00, $4.95 and $5.18, respectively, on the date of grant. Both the pro forma disclosures in note 1 and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Expected volatility	88%	146%	175%
Expected dividends	None	None	None
Weighted average risk-free interest rate	4.00%	4.17%	4.14%
Expected life of stock options	10 years	10 years	10 years

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

Stock option activity during the last three years was as follows:

	Within Plans				Weighted- Average
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price Ranges	Exercise Price
Options outstanding at December 31, 2001	292,574	55,281	28,875	6.50 - 77.00	21.04
Option activity:
Granted	248,665	—	3,125	3.42 - 5.60	5.18
Exercised	—	—	—
Canceled	(21,472)	—	(6,405)	4.64 - 73.50	31.78
Options outstanding at December 31, 2002	519,767	55,281	25,595	3.42 - 77.00	13.97
Option activity:
Granted	129,425	—	25,000	2.85 - 5.55	4.95
Exercised	(25,624)	—	—	3.42 - 6.50	5.78
Canceled	(53,467)	—	(16,095)	3.42 - 74.00	19.40
Options outstanding at December 31, 2003	570,101	55,281	34,500	2.85 - 77.00	11.56
Option activity:
Granted	66,000	—	—	12.64 - 15.76	15.54
Exercised	(15,773)	—	—	4.64 - 8.96	5.96
Canceled	(20,937)	—	—	5.55 - 54.00	18.59
Options outstanding at December 31, 2004	599,391	55,281	34,500	2.85 - 77.00	11.85

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.85 - $ 4.64	53,275	8.15 yrs	$3.17	33,521	$3.32
5.35 - 6.50	470,884	7.38	5.85	438,962	5.88
8.96 - 13.55	22,756	7.24	12.25	16,168	11.84
15.76 - 28.00	70,738	8.39	17.37	8,863	26.39
40.00 - 44.51	21,906	3.44	42.52	20,030	42.68
53.24 - 57.00	41,762	4.59	53.29	22,386	53.33
73.50 - 77.00	7,851	4.86	73.96	6,459	74.06
	689,172			546,389

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 11—Sale of Unregistered Common Stock:

On January 16, 2004, the Company sold 222,223 shares of its previously unregistered common stock to CF Epic Insurance and General Fund, an investment fund located in London, of which BRiT owns approximately 45% of the equity interests, for a total price of $3,000, or $13.50 per share.

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354, payable as follows: $5,000 paid in cash at closing, $2,500 in a non-interest bearing note payable in cash in annual installments of $500 over five years (present value computed as $2,226), and $3,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing to one of the LifeLink shareholders. The Company also capitalized approximately $128 of transaction costs in conjunction with the LifeLink acquisition. In connection with the 200,000 shares of common stock issued to a former shareholder, that person received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices.

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116 payable as follows: $3,619 paid in cash at closing (subsequent to closing the former owner of Heart paid $467 for deferred revenue and a vacation accrual settlement), $1,399 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293), and $2,098 payable in 157,728 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $241 of transaction costs in conjunction with the Heart acquisition. In connection with the 157,728 shares of common stock, the former owners received from Ebix the option to sell their stock back to Ebix subject to specified time frames and prices.

Note 12—Geographic Information:

Management believes that the Company operates in one reportable segment, per SFAS No. 131 the following enterprise wide information is provided. The following information relates to geographic locations:

Year ended December 31, 2004

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$13,385	$5,176	—	$1,260	$162	$19,983
Fixed assets	$526	$99	$794	$30	$1	$1,450
Goodwill	$6,250	$6,419	—	—	—	$12,669
Intangible assets	$3,027	$1,207	—	—	—	$4,234
Net income (loss)	$1,389	$1,512	$(1,036)	$377	$(2)	$2,240

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 12—Geographic Information: (Continued)

Year ended December 31, 2003

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$9,922	$2,969	$160	$1,187	$195	$14,433
Fixed assets	$438	$53	$832	$29	$1	$1,353
Goodwill	$123	—	—	—	—	$123
Intangible assets	—	—	—	—	—	—
Net income (loss)	$1,016	$967	$(741)	$429	$(2)	$1,669

Year ended December 31, 2002

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$9,449	$2,203	—	$651	$348	$12,651
Fixed assets	$630	$45	$433	$22	$1	$1,131
Goodwill	$123	—	—	—	—	$123
Intangible assets	—	—	—	—	—	—
Net income (loss)	$61	$546	$(222)	$107	$10	$502

Note 13—LifeLink Acquisition-

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354, payable as follows: $5,000 paid in cash at closing, $2,500 in a non-interest bearing note payable in cash in annual installments of $500 over five years (present value computed as $2,226), and $3,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing to one of the LifeLink shareholders. The Company also capitalized approximately $128 of transaction costs in conjunction with the LifeLink acquisition. In connection with the 200,000 shares of common stock issued to a former shareholder, that person received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices.

The Company has classified $2,700 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing on the date which is 18 months after February 23, 2004 and ending 19 months after February 23, 2004, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 200,000 shares originally issued at a price of $2,700 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of December 31, 2004, the holder had not sold any shares of common stock received from this transaction.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 13—LifeLink Acquisition- (Continued)

The following table summarizes the estimated fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,199
Property and equipment	119
Intangible assets	3,518
Goodwill	5,989
Total assets acquired	10,825
Current liabilities	471
Total liabilities assumed	471
Net assets acquired	$10,354

Of the $3,518 of intangible assets acquired, $977 was assigned to developed technology with a remaining estimated useful life of five years, $299 was assigned to trademarks with a remaining estimated useful life of five years and $2,242 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $491 of amortization expense related to these intangible assets for the year ended December 31, 2004.

Estimated Amortization Expenses:

For the year ending December 31, 2005	$575
For the year ending December 31, 2006	$575
For the year ending December 31, 2007	$575
For the year ending December 31, 2008	$575
For the year ending December 31, 2009	$358
Thereafter	$367

The acquisition of LifeLink fits with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Note 14—Acquisition of Heart

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116 payable as follows: $3,619 paid in cash at closing (subsequent to closing the former owner of Heart paid the Company $467 for deferred revenue and a vacation accrual settlement), $1,399 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293), and $2,098 payable in 157,728 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $241 of transaction costs in conjunction with the

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 14—Acquisition of Heart (Continued)

Heart acquisition. In connection with the 157,728 shares of common stock issued, the owners of Heart received from Ebix the option to sell their stock back to Ebix subject to specified time frames and prices.

The Company has classified $1,562 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 157,728 shares originally issued at a price of $1,399 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of December 31, 2004, the holder had not sold any shares of common stock received from this transaction.

Concurrent with the acquisition, the Company engaged an independent valuation consultant to ascribe a preliminary value to each of the assets and liabilities assumed from the acquisition of Heart. Upon final review of the acquisition, the purchase price was reallocated. The following table summarizes the estimated fair value of the Heart assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Current assets	$467
Property and equipment	43
Intangible assets	1,229
Goodwill	5,945
Total assets acquired	7,684
Current liabilities	467
Total liabilities assumed	467
Net assets acquired	$7,217

Of the $1,229 of intangible assets acquired, $630 was assigned to customer relationships with a remaining useful life of four years, $410 was assigned to developed technology and $189 was assigned to trademarks with a remaining estimated useful lives of five years. The Company recorded $154 of amortization expense related to these intangible assets for the year ended December 31, 2004.

Estimated Amortization Expenses:

For the year ended December 31, 2005	$307
For the year ended December 31, 2006	$307
For the year ended December 31, 2007	$307
For the year ended December 31, 2008	$220
For the year ended December 31, 2009	$66

The acquisition of Heart fits with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 15—Proforma Financials

The following unaudited pro forma financial information for the years ended December 31, 2004 and December 31, 2003 presents the consolidated operations of the Company as if the LifeLink and Heart acquisitions had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Year Ended December 31,
	2004	2003
Revenue	$22,086	$21,730
Net income	2,492	1,404
Basic earnings per share	$0.86	$0.53
Diluted earnings per share	$0.78	$0.52

Note 16—Subsequent Events

On January 14, 2005, the stockholders of the Company approved an amendment to the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), which increased by 300,000, to 1,137,500, the number of shares of the Company’s common stock reserved and available for grant under the 1996 Plan and prohibited the repricing of options granted under the 1996 Plan.

On January 14, 2005, following the approval of the Company’s stockholders, the Company’s Certificate of Incorporation was amended to reduce the number of authorized shares of the Company’s common stock from 40,000,000 to 10,000,000 and the number of authorized shares of the Company’s preferred stock from 2,000,000 to 500,000.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.                CONTROLS AND PROCEDURES

In connection with its 2003 year-end audit, the Company’s independent certified public accountants at that time, KPMG LLP (“KPMG”), identified details of reportable conditions relating to the Company’s internal control over financial reporting. According to KPMG, the communication of the reportable conditions was based on their professional judgment, taking into consideration audit differences that required adjustment to the Company’s financial statements, as well as the underlying causes for such adjustments, and KPMG’s observations about the Company’s internal control processes, but did not arise from any particular transaction or event. On March 25, 2004, KPMG presented to the audit committee the details of the reportable conditions noted during the 2003 audit, which included (1) delegation of authority and what KPMG considered to be inadequate reviews by a person other than the preparer of accounting information, (2) the lack of a formalized contract review process to ensure proper revenue recognition, (3) the lack of a complete understanding of the Company’s income tax positions and related accounts, (4) inadequate documentation for certain unusual transactions (including the basis for the Company’s accounting conclusions), and (5) internal control matters (documented and testable control environment) under the Sarbanes-Oxley Act, Section 404 (together with applicable regulations, “SOX 404”).

In response to KPMG’s identified issues, in the first and second quarters of 2004, the Company changed its reporting structure within the financial accounting group and redistributed responsibilities among the financial accounting group to create improved checks and balances. As a result of the reorganization, all members of the finance department, other than the Chief Financial Officer, report to the corporate controller. Further, (a) the responsibility for a formalized contract review process to ensure proper revenue recognition was re-assigned to a financial department director; (b) the Company established a process for the quarterly review of the provision for income taxes by the Chief Financial Officer and corporate controller; and (c) the Chief Financial Officer and corporate controller undertook responsibility for the analysis and documentation of any unusual transactions. During the third quarter of 2004, the Company hired an additional senior staff professional for the financial accounting group, whose duties include SOX 404 documentation of internal control matters. His hiring strengthened the overall capabilities of the accounting group and allowed the further reallocation of responsibilities, enabling the corporate controller to devote additional time to the Company’s consolidated tax provision and accounting for income taxes.

In addition, to address further the deficiencies described above and to improve the Company’s internal control over financial reporting for future periods, the Company plans to:

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

During the 2004 year-end audit, the Company’s current independent registered public accounting firm, BDO Seidman, LLP identified certain significant deficiencies relating to the Company’s internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. This takes into consideration audit differences, both that required adjustments to the Company’s financial statements and unrecorded adjustments, as well as underlying causes for such adjustments, and observations of the Company’s processes, but did not arise from any particular transaction or event. The details of the significant deficiencies relates to the lack of accounting knowledge and leadership at foreign locations, inadequate documentation for certain accounting transactions, insufficient analysis and review of domestic account reconciliations, lack of documentation of development costs and related agreements, and the lack of documentation to support the Company’s income tax provisions and related accounts. The Company will evaluate what steps it needs to take to address these significant deficiencies.

The enhancements to internal control over financial reporting made in 2004 constitute, and the planned further improvements will constitute, significant changes in internal control over financial reporting. There was not, however, any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to evaluate the effectiveness of its internal control over financial reporting, along with its disclosure controls and procedures, on an ongoing basis and will take further action as appropriate.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported accurately within the time periods specified in the Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance. They reached this conclusion based in large part on their assessment of (i) the financial expertise of the Chief Financial Officer and the members of the internal accounting staff, (ii) the regular communications among such persons (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the overall process of preparation and review of the Company’s financial and other disclosure.

Item 9B.               OTHER INFORMATION

Not Applicable.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

ROBIN RAINA, 38, was elected as a director in February 2000. Mr. Raina joined the Company in October 1997 as the Company’s Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Prior to joining us, from 1990 to 1997, Mr. Raina held senior management positions for Mindware/BPR, an international technology consulting firm, serving in Asia and North America. While employed by Mindware/BPR, Mr. Raina was responsible for managing projects for multinational corporations, including setting up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

PAVAN BHALLA, 42, was appointed as a director in June 2004. Mr. Bhalla has served as Senior Vice President—Finance of MCI Inc., a global telecommunications company, and presently oversees financial management of MCI’s domestic retail business units. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002, Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999, and Regional Director of Finance of BellSouth Cellular Corp. from 1996 to 1997.

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

KENNETH D. MERIN, 57, was appointed as a director in July 2004. Mr. Merin is an attorney at law with approximately 20 years of experience in the insurance business. He currently supervises the insurance regulatory practice at the law firm of Purcell, Ries, Shannon, Mulcahy, and O’Neill, based in New Jersey, where he has practiced since 1996. He is also the President of the Charles Hayden Foundation, a New York City-based non-profit organization dedicated to helping underprivileged children, a position he has held since 2000. Mr. Merin has an extensive background in public policy matters affecting state and federal governments. From 1975 through 1980 he worked for the U.S. Congress in various capacities. Mr. Merin has also served in various capacities in New Jersey state government, including as Commissioner of Insurance.

WILLIAM W. G. RICH, 68, was elected as a director in November 2000. Since 1989, Mr. Rich has served as Chief Executive Officer of Strategic Business Partners, Inc., which specializes in mergers, acquisitions and strategic alliances between financial software developers and service providers, with a specialty in insurance and banking. Under a contract between Strategic Business Partners and Sherwood International LLC, an insurance software and consulting firm, Mr. Rich served from 1996 to 2002 as Sherwood’s Director of Marketing, Life and Annuities, North America. Since 2002, Mr. Rich has been active with Strategic Business Partners in North America and Europe.

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

AUDIT COMMITTEE MEMEBERSHIP

The members of the Audit Committee are Messrs. Bhalla, Drislane and Rich.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Pavan Bhalla, the Chairman of the Audit Committee, meets the qualifications of an “audit committee financial expert” pursuant to SEC rules. The Board has also determined that Mr. Bhalla qualifies as an “independent director” in accordance with NASDAQ listing requirements and special standards established by the SEC for members of audit committees. Stockholders should understand that the designation of an audit committee financial expert is a disclosure requirement of the SEC related to Mr. Bhalla’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Bhalla any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

CODE OF ETHICS

The Company has adopted a “Code of Ethics” that applies to the Chief Executive Officer, Chief Financial Officer and any other senior financial officers. This Code of Ethics is posted on the Company’s website at www.ebix.com, where it may be found by clicking on Ebix Inc.’s Code of Ethics. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website, at the address and location specified above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2004, all of the Company’s directors, officers and more-than-ten-percent beneficial owners filed all such reports on a timely basis, except that each of Messrs. Hodges and Keller filed a Form 3 on October 29, 2004 to report his joining the Company as a director on July 13, 2004 and receipt of an option grant on that date, Mr. Bhalla filed a Form 3 on October 19, 2004 to report his joining the Company as a director on June 1, 2004 and receipt of an option grant on that date, Mr. Merin filed a Form 3 on October 29, 2004 to report his joining the Company as a director on July 28, 2004 and receipt of an option grant on that date, and each of Messrs. Baum and Raina filed a Form 4 on June 15, 2004 to report an option grant received on April 2, 2004.

Item 11.                 EXECUTIVE COMPENSATION

The table below contains information regarding the annual and long-term compensation for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 for the Company’s Chief Executive Officer and other executive officer as of December 31, 2004 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
					Securities	All Other
					Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	($)(1)
Robin Raina	2004	$378,540	$634,270	(2)	50,000	$3,075
President, Chief Executive Officer	2003	$350,000	$624,310	(2)	110,000	$2,105
and Chairman of the Board	2002	$313,462	$162,500		125,000	$3,894
Richard J. Baum	2004	$216,739	$238,150	(2)	10,000	$3,075
Executive Vice President—Chief	2003	$200,000	$232,150	(3)	12,000	$3,000
Financial Officer and Secretary	2002	$197,692	$100,000		31,250	$2,965

(1)          Represents matching contributions pursuant to our 401(k) plan.

(2)          On December 4, 2004 the Board of Directors of the Company, upon recommendation of the compensation committee approved the 2004 incentive compensation program for the Company’s two Named Executive Officers. Pursuant to this program, each Messrs. Raina and Baum is to receive (1) cash bonus compensation in the same percentage of base salary as the total bonus compensation received by him for 2003 and (2) shares of restricted common stock of the Company having a grant date value equal to 10% of the aggregate of the total salary and cash bonus compensation to be earned by him for 2004. The cash bonus is comprised of a regular bonus and a supplemental bonus. The regular bonus is calculated at 50% of the officer’s annual base salary and the supplemental bonus is $449,000 for Mr. Raina and $132,000 for Mr. Baum. The payment of cash bonuses and issuance of restricted stock is subject to the determination by the Compensation Committee and the Board, after the Company’s release of its 2004 operating results, that such operating results are substantially consistent with the operating results of the Company for the first nine months of 2004, as they compare to those for the same period of the prior year (excluding incentive compensation). The restricted stock awards will be made pursuant to the Company’s 1996 Stock Incentive Plan.

(3)          The 2003 bonuses include supplemental bonuses of $132,000 for Mr. Baum and $449,000 for Mr. Raina that were based upon the achievement of operating cash flow goals

Option Grants for the Year Ended December 31, 2004

The table below contains information regarding individual grants of options to purchase shares of Common Stock made during the year ended December 31, 2004 to each of the Named Executive Officers. The Company did not award any stock appreciation rights in 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of	Individual Grants (1)			Potential Realizable Value
	Securities	% of Total Options			at Assumed Annual Rates of
	Underlying	Granted to	Exercise		Stock Price Appreciation
	Options Granted	Employees in	Price Per	Expiration	For Option Term (2)
Name	(#)	Fiscal Year	Share ($/Sh)	Date	5% ($)	10% ($)
Robin Raina(3)	50,000	75.7%	$15.76	4/2/14	$495,569	$1,255,869
Richard J. Baum(3)	10,000	15.2%	$15.76	4/2/14	$99,114	$251,174

(1)          All options were granted under our 1996 Stock Incentive Plan.

(2)          Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation prescribed by the SEC. Actual gains are dependent on the future performance of the common stock and the option holders’ continued employment over the vesting period. The potential realizable values do not reflect our prediction of the Company’s stock price performance. The amounts reflected in the table may not be achieved.

(3)          The options become exercisable each year, in equal annual installments on the first four anniversaries of the grant date, unless accelerated vesting criteria are met. Because the Company is reporting a pre-tax profit for the year ended December 31, 2004, these options are vesting as to 50% of the remaining unvested shares on the date of filing of this Form 10-K. If the Company reports a net profit of $2,000,000 for the year ended December 31, 2005, these options will vest as to all remaining unvested shares on the date the profit is reported.

December 31, 2004 Option Values

The table below contains information regarding unexercised options to purchase Common Stock held by the Named Executive Officers as of December 31, 2004. No stock options were exercised by the Named Executive Officers during 2004.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Robin Raina	365,392	89,609	$3,044,903	$254,106
Richard J. Baum	98,250	77,035	$639,692	$35,484

(1)          The value per option is calculated by subtracting the exercise price per share from the closing price of the Company’s Common Stock on the NASDAQ Smallcap Market on December 31, 2004, which was $15.00.

Director Compensation

Under the Non-Employee Directors Stock Option Plan (the “1998 Director Option Plan”), each non-employee director, upon initial election or appointment to serve on the Board of Directors, receives a grant of an option to purchase 1,500 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share on the date of the grant. Of the 1,500 shares of Common Stock subject to such an option, the option becomes exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant. Upon appointment in 2005 to our Board of Directors, each of Messrs. Bhalla, Hodges, Keller and Merin was granted an option to purchase 1,500 shares of Common Stock pursuant to the 1998 Director Option Plan.

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

On January 14, 2005 the Company held the annual meeting of stockholders that had originally been scheduled for 2004. Immediately following the Company’s 2004 annual meeting of stockholders each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. On March 21, 2005 each member of the Compensation Committee received additional options to purchase 150 shares of common stock and each Audit Committee member received additional options to purchase 375 shares of common stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each member of the Audit Committee, other than its Chairman, received cash compensation of $2,500 in 2004 prorated for each member’s actual time of service. Mr. Drislane received $2,500 and Mr. Rich received $625 following the January 14, 2005 meeting. The Audit Committee Chairman received cash compensation of $5,000 in 2004 prorated for the member’s actual time of service. Mr. Bhalla received $2,917 as compensation for serving as Audit Committee Chairman immediately following the Janauary 14, 2005 meeting. On March 24, 2004 Mr. Chisholm, a former member of the Audit Committee, received $3 as compensation as service as a member of the Audit Committee until his resignation on October 26, 2004.

In December 2004, the Company’s Board of Directors adopted a new compensation program for the Company’s non-employee directors, to commence in 2005 (with the 2005 Annual Meeting of Stockholders). Pursuant to this program, each non-employee director is to receive an annual cash retainer of $14,000. The Chairman of the Audit Committee is to receive an additional annual fee of $5,000 and each other member of the Audit Committee and each member of the Compensation Committee is to receive an additional annual fee of $2,500. Also, each non-employee director is to receive an initial grant on his election to the Board of an option to purchase 1,500 shares, vesting over three years, and an annual grant thereafter of an option to purchase 1,500 shares, including the options automatically awarded under the 1998 Director Option Plan. These options will be granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant and will have a term of ten years beginning on the date of the grant.

Employment and Severance Agreements

We entered into an Executive Severance Agreement with Mr. Baum, dated October 4, 2000, which provides for a severance payment if a change of control of the Company occurs and, within 12 months thereafter, either Mr. Baum’s employment is terminated without cause or he resigns due to a demotion or other new and onerous requirements being placed on him. Under the Agreement, the severance payment is equal to one year’s salary (based on the highest monthly salary earned by Mr. Baum during the 12 months preceding his termination) plus a bonus equal to the fraction of the calendar year worked up to the termination, multiplied by the bonus paid to him in the prior calendar year. Under certain circumstances, the Agreement also provides medical insurance subsidies for a period of 12 months and indemnification. Under the Agreement, Mr. Baum agrees to hold our proprietary information confidential and, for a period of 12 months following his termination, cooperate with us with respect to corporate administrative affairs arising during his employment. If his termination results in payment of the Agreement’s severance benefits, Mr. Baum will be subject to a non-competition agreement for a period of one year following his termination. When used in the foregoing summary, the terms “cause” and “change of control” have the meanings given to them in the Agreement.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2005, the ownership of our Common Stock by each of the Company’s directors, by each of our Named Executive Officers (as defined above), by all of our current executive officers and directors as a group, and by all persons known to the Company to be beneficial owners of more than five percent of the Company’s Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

	Common Stock
Name of Beneficial Owner	Ownership	Percent of Class
BRiT Insurance Holdings PLC(1)	930,163	32.0%
Rennes Foundation(2)	347,723	11.9%
CF Epic Insurance and General Fund(3)	222,223	7.6%
Craig Wm. Earnshaw(4)	200,000	6.9%
Heart Consulting Services Pty. Ltd.(5)	157,728	5.4%
Robin Raina(6)	390,983	11.8%
Richard J. Baum(7)	81,262	2.8%
Dennis Drislane(7)	6,425	*
William W. G. Rich(7)	5,788	*
Pavan Bhalla(7)	470	*
Paul Hodges(7)	376	*
Hans Ueli Keller(7)	414	*
Kenneth D. Merin(7)	414	*
All directors and executive officers as a group (8 persons)(8)	486,132	14.3%

*                    Less than 1%.

(1)          The address of BRiT Insurance Holdings PLC is 55 Bishopsgate, London, EC2N 3AS, United Kingdom. The address and information set forth in the table as to this stockholder are based on a

Schedule 13D/A filed by this stockholder on October 21, 2002. As of December 31, 2004, BRiT Insurance Holdings PLC owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, but did not have voting or dispositive control over the shares of the Company’s Common Stock owned by CF Epic Insurance and General Fund.

(2)          The address of the Rennes Foundation is Aeulestrasse 38, FL 9490 Vaduz, Principality of Liechtenstein. The address and information set forth in the table as to this stockholder are based on a questionnaire completed by this stockholder on February 28, 2005.

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

(5)          These shares are subject to a repurchase commitment by the Company pursuant to which Heart Consulting Pty. Ltd. may require us to repurchase such shares at any time during January 2006 for an aggregate purchase price of A$2,000,000 ($1,399,000 USD) minus any proceeds received by Heart Consulting Pty. Ltd. from earlier sales of any portion of such shares. The address of Heart is C/-PPF Partners, Level 2, 52 Collins Street, Melbourne, Victoria Australia 3000.

(6)          Includes 390,548 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after March 28, 2005. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(7)          Represents shares of Common Stock that may be purchased by exercising outstanding options within 60 days after March 28, 2005.

(8)          Includes 485,697 shares of Common Stock that may be purchased by exercising outstanding options within 60 days after March 28, 2005.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2004, the Company maintained the 1996 Stock Incentive Plan and the 1998 Non-Employee Directors Stock Option Plan, each of which was approved by the Company’s stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders and was terminated by our Board of Directors during 2004. The table below provides information as of December 31, 2004 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	689,172	$11.85	111,386
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	689,172	$11.85	111,386

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 13, 2004, BRiT Insurance Holdings PLC (“BRiT”) held 930,163 shares of the Company’s Common Stock, representing approximately 32 percent of the Company’s outstanding Common Stock. During 2003, approximately $3,245,000 was recognized as services revenue from BRiT and its affiliates related to call center and development projects. During 2004, approximately $3,550,000 was recognized as services revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at December 31, 2004 were $718,000. We continue to provide services for BRiT and its affiliates and to receive payments for such services. We currently expect that the Company’s total 2005 revenue from BRiT will be equal to or greater than that recognized in 2004, although there can be no assurance to that effect. In addition, as of December 31, 2004, CF Epic Insurance and General Fund, of which BRiT owned approximately 70% of the equity interests as of such date, beneficially owned 7.6% of our outstanding Common Stock.

During 2003, we hired Rahul Raina, the brother of Robin Raina, as the Director of Business Process Outsourcing for the Delphi Consulting Division of our company. He is paid an annual salary of $90,000, and on August 11, 2003, after becoming an employee of our company, we granted options to Mr. Raina to purchase 25,000 shares of our Common Stock. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock incentive plans. The total intrinsic value associated with the granting of options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $24,000 and $10,000 related to these options during the years ended December 31, 2004 and December 31, 2003, respectively. Mr. Raina’s annual salary was increased to $120,000 effective January 1, 2005.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered for the audit of the Company’s annual financial statements for 2004 and 2003 and fees billed for other services rendered during 2004 and 2003 by KPMG LLP, the Company’s independent auditors through June 30, 2004 and BDO Seidman LLP, the Company’s independent auditors since July 1, 2004 (in each case, during the of time services the Company’s independent auditors).

	2004	2003
Audit Fees(1)	$214,000	$290,000
Audit Related Fees(2)	$67,500	$10,000
Tax Fees(3)	$122,000	$37,000
All Other Fees	$0	$0

(1)          Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)          Including benefit plan and assistance with SEC and NASDAQ matters.

(3)          Includes the preparation of our federal income tax return for 2003 and the preparation of our federal income tax and tax structure evaluation for 2004.

The Audit Committee considered and pre-approved all of the above-referenced fees and services. Pursuant to a policy adopted by our Board of Directors, the Audit Committee requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditors as required by the Securities Exchange Act of 1934.

The Company has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on the Company’s past financial statements in this annual report on Form 10-K.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          1.          Financial Statements.

The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•        Reports of Independent Registered Public Accounting Firms

•        Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

•        Consolidated Statements of Income for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.

•        Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.

•        Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

•        Notes to Consolidated Financial Statements

2.                Financial Statement Schedules.

The following consolidated financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

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
Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and	March 30, 2005
(Robin Raina)	Chief Executive Officer (principal executive officer)
/s/ RICHARD J. BAUM	Executive Vice President-Finance and Administration, Chief Financial Officer	March 30, 2005
(Richard J. Baum)	(principal financial and accounting officer), and Secretary
/s/ PAVAN BHALLA	Director	March 30, 2005
(Pavan Bhalla)
/s/ DENNIS DRISLANE	Director	March 30, 2005
(Dennis Drislane)
/s/ PAUL HODGES	Director	March 30, 2005
(Paul Hodges)
/s/ HANS UELI KELLER	Director	March 30, 2005
(Han Ueli Keller)
/s/ KENNETH D. MERIN	Director	March 30, 2005
(Kenneth D. Merin)
/s/ WILLIAM W. RICH	Director	March 30, 2005
(William W. Rich)

EXHIBIT INDEX

Exhibits
2.1

Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).
2.3

Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4

Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company, as amended (including Certificates of Designations).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.1

Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by reference). +

10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference). +
10.3

Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company’s Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference). +

10.4

Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference). +

10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-23261) and incorporated herein by reference). +
10.6

Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).

10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director’s Stock Option Plan (filed as Exhibit A to the Company’s proxy statement dated August 12, 1998 and incorporated herein by reference). +

10.8

Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9

Severance agreement, between the Company and Richard J. Baum, dated as of October 4, 2000 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +

10.10

Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11

First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.12

Lease agreement dated November 6, 2001, between the Company and Great Lakes REIT, L.P., relating to premises at 1900 E. Golf Road, Suite 1050, Schaumburg, Illinois. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	2001 Stock Incentive Plan for Employees (filed as Exhibit 4.1 to the Company’s Form S-8 filed on April 19, 2001 and incorporated herein by reference). +
10.14

Share Exchange and Purchase Agreement between the Company and BRiT Insurance Holdings PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.15

Registration Rights Agreement between the Company and BRiT Holdings Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.16

Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company’s S-3 (No. 333-112616), and incorporated herein by reference.

10.17

Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.18*	Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto.
10.19

Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.20*	First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank.
10.21

Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

10.22*

Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060.

10.23*	Compensation Arrangement for the Company’s Executive Officers and Directors filed herein. +
21.1*	Subsidiaries of the Company.
23.1*	Consent of BDO Seidman, LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

+                Management contract or compensatory plan or arrangement required to be included as an exhibit to this annual report on Form 10-K.

Schedule II

Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2004, December 31, 2003 and December 31, 2002

Allowance for doubtful accounts receivable

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Beginning balance	$356,235	$633,699	$985,426
Provision for doubtful accounts	108,409	14,121	508,840
Write-off of accounts receivable against allowance	(452,109)	(291,585)	(860,567)
Ending balance	$12,535	$356,235	$633,699

Valuation allowance for deferred tax assets

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Beginning balance	$(22,769)	$(23,918)	$(23,913)
Decrease (increase)	616	1,149	(5)
Ending balance	$(22,153)	$(22,769)	$(23,918)