Form 10-Q
period 2005-03-31
EBIX INC
filed 2005-05-13
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, the number of shares of Common Stock outstanding was 2,712,491.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,913	$5,843
Restricted cash	3,000	3,000
Accounts receivable, less allowance of $11 and $13	3,430	3,256
Other current assets	560	587
Total current assets	13,903	12,686
Property and equipment, net	1,614	1,450
Goodwill	12,540	12,669
Intangible assets, net	3,999	4,234
Other assets	321	296
Total assets	$32,377	$31,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,500	$3,500
Accounts payable and accrued expenses	1,723	1,781
Accrued payroll and related benefits	1,663	1,522
Current portion of long term debt	986	977
Deferred revenue	3,490	2,989
Total current liabilities	11,362	10,769
Long term debt, less current portion	2,304	2,796
Redeemable common stock (357,728 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively) stated at redemption price	4,241	4,262

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, and 2,912,491 and 2,911,154 shares issued and outstanding, respectively	291	291
Additional paid-in capital	92,689	92,717
Deferred compensation	(368)	(376)
Accumulated deficit	(78,943)	(80,011)
Accumulated other comprehensive income	801	887
Total stockholders’ equity	14,470	13,508
Total liabilities and stockholders’ equity	$32,377	$31,335

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue:
Software	$202	$227
Services and other (Including revenues from related parties of $878 and $953, respectively- See Note 5.)	5,702	3,707
Total revenue	5,904	3,934
Operating expenses:
Services and other costs	1,406	1,163
Product development	794	560
Sales and marketing	478	273
General and administrative	1,689	1,186
Amortization and depreciation	329	201
Total operating expenses	4,696	3,383
Operating income	1,208	551
Interest income	82	27
Interest expense	(102)	(2)
Foreign exchange (loss) gain	(9)	10
Income before income taxes	1,179	586
Income tax expense	(111)	(140)
Net income	$1,068	$446

Basic earnings per common share	$0.37	$0.17

Diluted earnings per common share	$0.33	$0.15

Basic weighted average shares outstanding	2,912	2,586

Diluted weighted average shares outstanding	3,224	2,917

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,068	$446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	329	201
Stock-based compensation	(32)	40
Provision for doubtful accounts	2	23
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(176)	(1,035)
Other assets	3	(72)
Accounts payable and accrued expenses	(58)	72
Accrued payroll and related benefits	141	(205)
Deferred revenue	501	298
Net cash provided by (used in) operating activities	1,778	(232)
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	—	(4,634)
Capital expenditures	(276)	(103)
Net cash used in investing activities	(276)	(4,737)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	2,977
Proceeds from the exercise of the stock options	12	—
Principal payments under debt obligations	(500)	(30)
Net cash (used in) provided by financing activities	(488)	2,947
Effect of foreign exchange rates on cash	56	68
Net change in cash and cash equivalents	1,070	(1,954)
Cash and cash equivalents at the beginning of the period	5,843	7,915
Cash and cash equivalents at the end of the period	$6,913	$5,961

Supplemental disclosures of cash flow information:
Interest paid	$47	$2
Income taxes paid	$86	$84

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Deferred revenue includes maintenance and support payments that have been received or billings recorded prior to performance and, in certain cases, cash collections; amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist and initial registration fees and related service fees under hosting agreements. Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

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

Stock Options - At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,”and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure – an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

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

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income, as reported	$1,068,000	$446,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,560	4,560
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(474,766)	(372,885)
Pro forma net income	$597,794	$77,675

Basic earnings per share, as reported	$0.37	$0.17
Diluted earnings per share, as reported	$0.33	$0.15
Basic earnings per share, pro forma	$0.21	$0.03
Diluted earnings per share, pro forma	$0.19	$0.03

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB No. 123R.  Subsequently, the Commission delayed the implementation dates for FAS123R to the start of the Company’s fiscal year.  As a result, the Company will be required to comply with the provisions of FAS123R beginning January 1, 2006.The Company is evaluating the requirements of FAS 123R, but because the Company is accounting for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations.

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

Note 2.  STOCK OPTIONS

During the first quarter of 2005, the Company did not grant any stock options to employees; however, options to purchase a total of 10,575 shares of the Company’s Common Stock were issued to non-employee directors subsequent to the Company’s annual meeting of stockholders held on January 14, 2005. These options were granted at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 34,500 shares were outstanding at March 31, 2005.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 51%, risk free interest rate of 4.59% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved.  At March 31, 2005, non-employee options to purchase 8,340 shares were vested. The Company recognized a credit to compensation expense of approximately $38,000 related to these options during the three-month period ended March 31, 2005. The Company recognized compensation expense of approximately $34,000 related to these options during the three-month period ended March 31, 2004.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee.  The option grantee was an employee when he received the grant.   The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant.  This grant was not subject to any of the Company’s stock option plans.  The total intrinsic value associated with the granting of these options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $6,000 related to these options during each of the three-month periods ended March 31, 2005 and March 31, 2004 .

Note 3.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2005 and March 31, 2004 was 2,912,432 and 2,585,876, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended March 31, 2005 and March 31, 2004, the Company’s common stock equivalents consisted of stock options.  For the three months ended March 31, 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 312,055. At March 31, 2005, the fully diluted weighted average number of shares outstanding was 3,224,487.  For the three months ended March 31, 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 331,403. At March 31, 2004, the fully diluted weighted average number of shares outstanding was 2,917,279.   At March 31, 2005, there were 387,692 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 4.  COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2005	2004

Net income	$1,068,000	$446,000
Other comprehensive income – foreign currency translation adjustment	86,000	68,000
Comprehensive income	$1,154,000	$514,000

Note 5.  RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”), for $7,000,000. The total shares held by BRiT at March 31, 2005 was 930,163, representing an equity ownership of approximately 32 percent.  At March 31, 2005, BRiT owned approximately 70% of CF Epic Insurance and General Fund, which owned approximately 8% of the Company’s common stock.

The Company has entered into various software and service agreements with BRiT.  During the first quarter of 2005, approximately $878,000 was recognized as revenue from BRiT and its affiliates. During the first quarter of 2004, approximately $953,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2005 and December 31, 2004 were $406,000 and $718,000, respectively.

During the first quarter of 2005 and 2004, approximately $625,000 and $678,000, respectively, was recognized as revenue from another significant customer, AON.  Total accounts receivable from AON at March 31, 2005 and December 31, 2004 were $194,000 and $186,000, respectively.

Note 6.  ACQUISITION OF LIFELINK

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000 payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing to one of the LifeLink shareholders. The Company also capitalized approximately $128,000 of transaction costs in conjunction with the LifeLink acquisition. In connection with the 200,000 shares of common stock issued to a former shareholder, that person received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices as discussed below.

The Company classified $2,700,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing on the date which is 18 months after February 23, 2004 and ending 19 months after February 23, 2004, the holder of the redeemable common stock had a one-time right to require the Company to purchase all of the holder’s 200,000 shares, originally valued at $15.00 per share in the acquisition of LifeLink, for a discounted price of $13.50 per share minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of March 31, 2005, the holder had not sold any of the shares of the Company’s common stock received in this transaction. On April 28, 2005, the Company repurchased at a price of $13.50 per share the 200,000 shares of its common stock issued to the former LifeLink shareholder.  See note 11 below.

The following table summarizes the estimated fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Current assets	$1,199
Property and equipment	119
Intangible assets	3,518
Goodwill	5,989
Total assets acquired	10,825
Current liabilities	471
Total liabilities assumed	471
Net assets acquired	$10,354

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $144,000 and $68,000 of amortization related to these intangibles for the periods ended March 31, 2005 and March 31, 2004, respectively.

(in thousands)

Estimated Amortization Expenses:

For the year ending December 31, 2005	$575
For the year ending December 31, 2006	$575
For the year ending December 31, 2007	$575
For the year ending December 31, 2008	$575
For the year ending December 31, 2009	$358
Thereafter	$367

The acquisition of LifeLink was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Note 7.—ACQUISITION OF HEART

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing, the former owner of Heart paid the Company $467,000 for deferred revenue and a vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $241,000 of transaction costs in conjunction with the Heart acquisition. In connection with the 157,728 shares of common stock issued, the owners of Heart received from Ebix the option to sell their stock back to Ebix subject to specified time frames and prices as discussed below.

The Company classified $1,541,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 157,728 shares at a price of $1,399,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of March 31, 2005, the holder had not sold any of the shares of the Company’s common stock received in this transaction.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Heart. Upon final review of the acquisition, the purchase price was reallocated. The following table summarizes the estimated fair value of the Heart assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

(in thousands)

Current assets	$467
Property and equipment	43
Intangible assets	1,229
Goodwill	5,945
Total assets acquired	7,684
Current liabilities	467
Total liabilities assumed	467
Net assets acquired	$7,217

Of the $1,229,000 of intangible assets acquired, $630,000 was assigned to customer relationships with a remaining useful life of four years, $410,000 was assigned to developed technology and $189,000 was assigned to trademarks with remaining estimated useful lives of five years. The Company recorded $74,000 of amortization expense related to these intangible assets for the period ended March 31, 2005.  There was no amortization expense related to these intangibles for the period ended March 31, 2004 as the acquisition was consummated in July 2004.

(in thousands)

Estimated Amortization Expenses:

For the year ended December 31, 2005	$307
For the year ended December 31, 2006	$307
For the year ended December 31, 2007	$307
For the year ended December 31, 2008	$220
For the year ended December 31, 2009	$66

The acquisition of Heart was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Note 8.—PROFORMA FINANCIALS

The following unaudited pro forma financial information for the three months ended March 31, 2004 presents the consolidated operations of the Company as if the LifeLink and Heart acquisitions had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

Three Months Ended March 31, 2004

Revenue	$5,446,000
Net income	552,000
Basic earnings per share	$0.19
Diluted earnings per share	$0.17

Note 9.—LINE OF CREDIT

Bank Line of Credit

In October 2002, the Company entered into a revolving line of credit, secured by a perfected first security interest in the Company’s assets, for $1,000,000 with interest payable on outstanding borrowings at the prime rate. The existing revolving line of credit with LaSalle Bank National Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004. On February 23, 2005, the Company entered into a second amendment to the credit agreement, which was effective as of December 31, 2004 and added a requirement that the Company include in its quarterly deliveries to the bank an income statement of the Company showing EBITDA (as defined in the agreement) of the Company, eliminated a covenant of the Company to maintain a minimum tangible net worth (as defined in the agreement) and added a covenant that the Company maintain a maximum senior debt to EBITDA ratio. The Company was in compliance with the amended maximum senior debt to EBITDA ratio covenant at December 31, 2004. This amendment memorialized an understanding that had been reached with the lender prior to December 31, 2004. Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of March 31, 2005 total borrowings on this line were $3,500,000, of which $3,000,000 was classified as restricted cash because it was restricted from use in accordance with the line of credit agreement. The agreement provides that the line was secured by substantially all of the Company’s assets.

The Company was in compliance with all debt covenants at March 31, 2005.

Letters of Credit

Under terms of the agreement with Heart Consulting Services Pty Ltd. (see note 7), $1,399,000 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition (present value computed as $1,293,000). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively.

Note 10.—ANNUAL MEETING

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

Note 11. – SUBSEQUENT EVENTS

On April 28, 2005 the Company repurchased 200,000 shares of its common stock at a price of $13.50 per share. The shares were originally issued as part of the $10,354,000 in consideration the Company paid in its acquisition of LifeLink in February 2004 (see note 7).  The 200,000 shares were valued at $15.00 per share at the time of the transaction, or $3.0 million in aggregate, and Ebix provided a “put” option that enabled LifeLink’s founder to sell the shares back to Ebix at a 10% discount to the $15.00 issue price.  The put option was to be effective on August 23, 2005, but Ebix and the shareholder mutually agreed to accelerate the timing of the exercise of the put option.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product, BRICS, (3) worldwide sales and support of agency management systems, including EbixASP and eglobal, (4) expansion of connectivity between consumers, agents, carriers and third party providers through Ebix.com, LifeLink, INS-Site and Exchange, and (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, the sale and licensing of BRICS, international operations, LifeLink, call center services and support.

On February 23, 2004, the Company acquired LifeLink Corporation (which is referred to in this 10-Q as “LifeLink” but was renamed to EbixLife on May 2, 2005), and the operations of LifeLink have been included in the Company’s financial statements since that date. On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Accordingly, the first quarter of 2005 reflects the Company’s ownership of LifeLink and Heart for the entire quarter as opposed to the first quarter of 2004, which reflects the Company’s ownership of LifeLink for only part of the quarter and no ownership of Heart.

Critical Accounting Policies

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Three-Month Period Ended March 31, 2005 Compared to the Three-Month Period Ended March 31, 2004

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, LifeLink services (February 23, 2004 to March 31, 2004 for the quarter ended March 31, 2004, and the entire quarter ended March 31, 2005), Heart services (for the quarter ended March 31, 2005 only, as Heart was acquired in July 2004), initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended March 31, 2005 increased $1,970,000, or 50.1%, to

$5,904,000 from $3,934,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, current legacy products, and other third party software.  Total software revenue for the first quarter of 2005 decreased $25,000, or 11.0%, to $202,000 from $227,000 for the comparable quarter of the prior year. As the Company has changed its focus to e-commerce products and services, the Company expects future revenue to be comprised primarily of services revenue.

Services Revenue — Total services revenue for the first quarter of 2005 increased $1,995,000, or 53.8%, from $3,707,000 for the comparable quarter of the prior year.  This increase was due to the inclusion of a full quarter of LifeLink revenue, which resulted in an increase of approximately $1,092,000, the inclusion of Heart service revenue of $882,000, an increase in consulting revenue of $101,000, an increase in Ebix.mall revenue of $50,000 and an increase in call center revenue of $45,000, partially offset by a decrease in support revenue associated with legacy products of $85,000, a decrease in EbixASP revenue of $55,000, a decrease in International service revenue of $20,000, a decrease in INS-Site revenue of $11,000 and a decrease in hosting revenue of $4,000.

During the first quarter of 2005 and 2004, approximately $878,000 and $953,000, respectively was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  The amounts represented 15% and 24%, of the Company’s total revenues for the first quarters of 2005 and 2004, respectively. BRiT owned approximately 32% of the Company’s common stock as of March 31, 2005.  In addition, the Company has been informed that, as of March 31, 2005, BRiT owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at March 31, 2005 owned approximately 8% of the Company’s outstanding common stock. For the three-month periods ended March 31, 2005 and March 31, 2004, 11% and 17% of the Company’s total revenues were from AON.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

First quarter of 2005	$785,000	$5,904,000
First quarter of 2004	$870,000	$3,934,000

Support revenue decreased $85,000, or 10%, and as a percentage of total revenue decreased to 13% from 22%, in the first quarter of 2005, compared to the first quarter of 2004.

Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance.  The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products.  As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below breakeven, operations will be reviewed to determined if costs can be further reduced for the activity to be profitable, and if not, the Company plans to discontinue supporting the legacy products. The Company cannot predict when this will occur.

The Company expects that future Services revenue will be derived from this support, the sale of BRICS as well as EbixASP registration and monthly fees, LifeLink Services, Heart Services, software development and call center and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange (INS-Site), conversion and training.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $243,000, or 20.9%, from $1,163,000 for the comparable quarter of the prior year.  This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $91,000 and Heart of $123,000, an increase in facility costs of $69,000 and an increase in international support costs of $35,000, partially offset by a decrease in expenses for required services to support the Company’s products of $49,000 and a decrease in non-LifeLink and Heart related payroll of $26,000.

Product Development Expenses - Total product development expenses for the first quarter of 2005 increased $234,000, or 41.8%, from $560,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll expenses related to LifeLink of $135,000, an increase in non-LifeLink domestic payroll expenses of $32,000, an increase in India payroll expenses of $11,000 and an increase in Canadian payroll expenses of $2,000.  In addition, facility costs increased $54,000 as a result of the increases in headcount in various locations.

Sales and Marketing Expenses - Total sales and marketing expenses for the first quarter of 2005 increased $205,000, or 75.1%, from $273,000 for the comparable quarter of the prior year.  This increase was attributable to an increase in payroll expenses related to LifeLink of $56,000, an increase in non-LifeLink domestic payroll of $62,000, an increase in Heart payroll of $24,000, an increase in facility costs related to the increase in headcount of $37,000, an increase in travel expenses of $21,000, an increase in costs of office supplies of $13,000, and an increase in advertising expenses of $6,000, partially offset by a decrease in international sales and marketing of $8,000 and a decrease in consulting expenses of $6,000.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $503,000, or 42.4%, from $1,186,000 for the comparable quarter of the prior year.  This increase was due to an increase in accrued bonus of $174,000, primarily as a result of one quarter of the 2005 supplemental bonus being accrued compared to no such accrual in 2004, operating expenses related to Heart of $98,000, an increase in audit and legal fees of $92,000, and an increase in general business operation expenses related to LifeLink and Heart of $139,000.

Amortization and depreciation Expenses – Total amortization and depreciation expenses for the quarter increased $128,000, or 63.7%, from $201,000 for the comparable quarter of the prior year.  This increase was due to the addition of LifeLink intangible assets in February 2004 and Heart intangible assets in July 2004.   Total Heart intangible amortization for the quarter was $74,000 compared to no such amortization in the comparable quarter of the prior year, as Heart was acquired in July 2004.  Total LifeLink intangible amortization increased $77,000 for the quarter to $144,000 from $67,000 in the comparable quarter of the prior year.  This increase reflects a partial quarter of amortization in 2004, as LifeLink was acquired February 23, 2004, compared to a full quarter of amortization in 2005.  In addition, depreciation expense increased $4,000 as a result of an increase in assets acquired as part of the LifeLink acquisition and amortization of capitalized software decreased $27,000 for the quarter as capitalized software was fully amortized.

Income tax expense— The effective tax rate for the first quarter of 2005 was lower than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,913,000 and restricted cash of $3,000,000 at March 31, 2005, compared to cash and cash equivalents of $5,843,000 and restricted cash of $3,000,000 at December 31, 2004. The Company had cash and cash equivalents of $3,212,000 and restricted cash of $3,000,000 at April 30, 2005; the decrease in cash from March 31, 2005 was primarily due to the stock repurchase for $2,700,000 on April 28, 2005 (see note 11) and bonus payouts of $1,200,000 on April 1, 2005.

During the three months ended March 31, 2005, the Company generated operating cash flow of $1,778,000 as compared to $232,000 of negative operating cash flow for the three months ended March 31, 2004. This increase in cash flow from operations in the three months ended March 31, 2005 resulted primarily from $1,068,000 of net income, an increase in deferred revenue of $501,000 primarily related to the acquisition of LifeLink and Heart, $329,000 in amortization and depreciation and in increase in accrued payroll and related benefits of $141,000, partially offset by a decrease in accounts receivable of $177,000 and an decrease in accounts payable and accrued benefits of $58,000.  These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $276,000 in the three months ended March 31, 2005  primarily represented capital expenditures primarily related to the relocation of the Sydney Australia office.  Cash used in financing activities of $488,000 resulted from the Company’s payment of a long-term debt obligation, partially offset by the proceeds from the exercise of stock options.

Cash used in investing activities of $4,737,000 in the three months ended March 31, 2004 represented expenditures made primarily as a result of the Company’s acquisition of LifeLink.  Cash provided by financing activities of $2,947,000 resulted from the Company’s sale of common stock during the quarter.

In October 2002, the Company entered into a revolving line of credit, secured by a perfected first security interest in the Company’s assets, for $1,000,000, with interest payable on outstanding borrowings at the prime rate. The existing revolving line of credit with LaSalle Bank National Association was increased to $5,000,000 during February 2004 and the agreement was amended in April 2004. On February 23, 2005, the Company entered into a second amendment to the credit agreement, which was effective as of December 31, 2004 and added a requirement that the Company include in its quarterly deliveries to the bank an income statement of the Company showing EBITDA (as defined in the agreement) of the Company, eliminated a covenant of the Company to maintain a minimum tangible net worth (as defined in the agreement) and added a covenant that the Company maintain a maximum senior debt to EBITDA ratio. This amendment memorialized an understanding that had been reached with the lender prior to December 31, 2004. Major features of the line, as amended, include an interest rate stated at prime, security at 60% of the amount of the line in a restricted interest bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of March 31, 2005 total borrowings on this line were $3,500,000, of which $3,000,000 was classified as restricted cash because it was restricted from use in accordance with the line of credit agreement. The agreement provides that the line is secured by substantially all of the Company’s assets. The Company was in compliance with all debt covenants at March 31, 2005.

On February 23, 2004, the Company acquired LifeLink , and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. On February 23, 2005, the Company paid the first installment of $500,000 in accordance with the note agreement. On April 28, 2005 the Company repurchased the 200,000 shares of its common stock at a price of $13.50 per share. See note 7 and 11 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of the redeemable common stock.

On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing, the former owner paid the Company $467,000 for deferred revenue and a vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing. See note 8 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of the redeemable common stock.

In planning for its capital needs, the Company takes into account its sources of cash, which include operating cash flow, cash balances and funds from credit facilities, and anticipated future cash needs, which include working capital requirements for operations, capital expenditures, and expenditures for business acquisitions.  Based on these considerations, the Company believes it will have sufficient cash from operations to satisfy its contractual obligations for at least the next several years.

The following summarizes the Company’s contractual obligations at March 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1) (2)	$11,140	$7,475	$3,665	$—	$—
Operating Leases Obligations	2,501	780	1,279	304	138
Capital Leases Obligations	—	—	—	—	—
Total	$13,641	$8,255	$4,944	$304	$138

(1)     $2,700,000 was contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock. On April 28, 2005 the Company repurchased 200,000 shares of its common stock at a price of $13.50 per share. See note 7 and 11 to the condensed consolidated financial statements included in this Form 10-Q.

(2)     $1,541,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the Heart acquisition. See note 8 to the condensed consolidated financial statements included in this Form 10-Q.

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 – This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,”  “believes, “will,” “should,” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Quarterly Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements.  Such risks, uncertainties and other factors include those discussed in “Risk Factors” below. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

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

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at May 2, 2005 owned approximately 34.0% of our common stock and approximately 70% of CF Epic Insurance and General Fund, which at that date owned approximately 8.2% of our common stock, represented approximately 15% and 24% of our total revenue for the three-month periods ended March 31, 2005 and 2004, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another customer, AON, represented approximately 11% and 17% of our total revenue for the three-month periods ended March 31, 2005 and 2004. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States. In 2004, we acquired certain assets from Heart Consulting Services Pty. Ltd. in Australia. In addition, commencing in 2002, we began development activities, call center services and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At May 2, 2005, BRiT Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 53.4% of our outstanding common stock. In addition, at May 2, 2005, CF Epic Insurance and General Fund, of which BriT owns approximately 70% of the equity interests, beneficially owned 8.2% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars.  However, the Company has foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, the Company and its subsidiaries have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition.  The impact of fluctuations in these currencies resulted in net transaction losses for the three months ended March 31, 2005 and gains of $10,000 for the three months ended March 31, 2004.  The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term.  Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $127,000 and $44,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

There have been no material changes in the Company’s interest rate risk during the three months ended March 31, 2005.  For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.             CONTROLS AND PROCEDURES

During the 2004 year-end audit, the Company’s independent registered public accounting firm, BDO Seidman, LLP (“BDO”) identified certain significant deficiencies relating to the Company’s internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. BDO’s determination that there were significant deficiencies took into consideration audit differences, both required adjustments to the Company’s financial statements and unrecorded adjustments, as well as underlying causes for such adjustments, and observations of the Company’s processes, but did not arise from any particular transaction or event. The details of the significant deficiencies relates to the lack of accounting knowledge and leadership at foreign locations, inadequate documentation for certain accounting transactions, insufficient analysis and review of domestic account reconciliations, lack of documentation of development costs and related agreements, and lack of documentation to support the Company’s income tax provisions and related accounts. The Company is evaluating what steps it needs to take to address these significant deficiencies.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance.  They reached this conclusion based in large part on their assessment of (i) the financial expertise of the members of the internal accounting staff, (ii) the regular communications among such persons (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the overall process of preparation and review of the Company’s financial and other disclosures.

Part II — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders, held on January 14, 2005, the following members were elected to the Company’s Board of Directors, each by the respective vote indicated to the right of such nominee’s name:

Nominee	For	Authority Withheld

Pavan Bhalla	2,429,611	17,634
Dennis Drislane	2,430,036	17,029
Paul Joseph Hodges	2,429,611	17,634
Hans Ueli Keller	2,429,611	17,634
Kenneth D. Merin	2,429,611	17,634
Robin Raina	2,429,584	17,661
William G. Rich	2,384,652	62,593

Item 6. EXHIBITS

3.1*	Certificate of Incorporation of the Company, as amended.

10.1	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2005 and incorporated herein by reference).

10.2

Second Amendment to Loan and Security Agreement, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

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

Ebix, Inc.

Date: May 12, 2005	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief
Financial Officer (principal financial and accounting officer), and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Certificate of Incorporation of the Company, as amended.
10.1	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2005 and incorporated herein by reference).
10.2

Second Amendment to Loan and Security Agreement, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

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