Form 10-Q/A
period 2004-03-31
EBIX INC
filed 2005-05-24
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

to

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

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

EXPLANATORY NOTE

In connection with a review by the Securities and Exchange Commission (the “SEC”) of the Company’s Registration Statement on Form S-3 (File No. 333-112616), the SEC has reviewed the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Form 10-Q”) and other reports filed by the Company with the SEC. The SEC’s review of the Form 10-Q has focused primarily on financial-related disclosure. This Amendment No. 1 to the Form 10-Q (this “10-Q/A”) has been filed in connection with the Company’s response to comments on the Form 10-Q and other filings raised by the SEC during its review process.

Please note that the information contained in this 10-Q/A has not been updated to reflect events or developments occurring after May 17, 2004, the date the Form 10-Q was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date.

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

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue:
Software	$227	$210
Services and other (Including revenues from related parties of $953 and $805, respectively- See Note 5.)	3,707	3,402
Total revenue	3,934	3,612
Operating expenses:
Services and other costs	1,163	1,005
Product development	560	360
Sales and marketing	273	461
General and administrative	1,387	1,164
Total operating expenses	3,383	2,990
Operating income	551	622
Interest income	27	15
Interest expense	(2)	(5)
Foreign exchange gain (loss)	10	(49)
Income before income taxes	586	583
Income tax expense	(140)	(67)
Net income	$446	$516

Basic earnings per common share	$0.17	$0.23

Diluted earnings per common share	$0.15	$0.23

Basic weighted average shares outstanding	2,586	2,291

Diluted weighted average shares outstanding	2,917	2,291

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

In May 2003, the Financial Accounting Standards Board (“FASB”) finalized the terms of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. The Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements executed subsequent to June 30, 2003 (or significant modification to arrangements existing prior to July 1, 2003). The Company’s current policy is to analyze all new revenue arrangements.

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

 On August 11, 2003, the Company granted options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee.  The option grantee was an employee when he received the grant.   The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant.  This grant was not subject to any of the Company’s stock option plans.  The total intrinsic value associated with the granting of options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25.The Company recognized compensation expense of approximately $6,000 related to these options during the three-month period ended March 31, 2004.

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

The Company has entered into various software and service agreements with BRiT. During the first quarter of 2004, approximately $953,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2004 were $900,000. During the first quarter of 2003, approximately $805,000 was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at March 31, 2003 were $852,000.  Total accounts receivables from Brit and its affiliates at December 31, 2003 were $369,000.

During the first quarter of 2004 and 2003, approximately $557,000 and $441,000, respectively was recognized from another significant customer, AON.  Total accounts receivable from AON at March 31, 2004 were $273,000.  Total accounts receivable from AON at December 31, 2003 were $192,000.

Note 6.  SALE OF UNREGISTERED COMMON STOCK

On January 16, 2004 the Company sold 222,223 shares of its unregistered common stock to CF Epic Insurance and General Fund, an investment fund located in London of which BriT, at March 31, 2004, owned approximately 45% of the equity interests, for a total price of $3,000,010, or $13.50 per share.

Note 7.  ACQUISITION OF LIFELINK

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,226,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing.  The Company also incurred approximately $71,000 of transaction costs in conjunction with the LifeLink acquisition.  In connection with the 200,000 shares of common stock issued subject to Rule 144, the former shareholder received from Ebix the option to sell his stock back to Ebix subject to specified time frames and prices. The Company has classified $2,700,000 of the value of the common stock issued as a liability, “redeemable common stock,” in the condensed consolidated balance sheet due to existence of the holder’s embedded put option. At any time during the one month period commencing on the date which is eighteen months after February 23, 2004 and ending nineteen months after February 23, 2004, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 200,000 shares originally issued at a price of $2,700,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of March 31, 2004, the holder has not sold any shares of common stock received from this transaction.

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

During the first quarter of 2004 and 2003, approximately $953,000 and $805,000, respectively was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  The amounts represented 24% and 22%, respectively, of the Company’s total revenues for the first quarter of 2004 and 2003, respectively, and the increase in such revenues of $148,000, represented 46% of the total increase in the Company’s revenues for the three month period ended March 31, 2004 compared to the same period of 2003. BRiT owned approximately 34% of the Company’s common stock as of March 31, 2004.  In addition, the Company has been informed that as of March 31, 2004, BRiT owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at March 31, 2004 owned approximately 8% of the Company’s outstanding common stock. Increases in revenues from BriT Holdings PLC and its affiliates during each of the periods presented were a result of BRiT Insurance Holdings PLC and its affiliates adding additional development projects and expanding the scope of the current projects.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

First quarter of 2004	$870,000	$3,934,000
First quarter of 2003	$1,140,000	$3,612,000

Support revenue decreased $270,000, or 24%, and as a percentage of total revenue to 22% from 32%, in the first quarter of 2004 compared to the first quarter of 2003.

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

Sales and Marketing Expenses - Total sales and marketing expenses for the first quarter of 2004 decreased $188,000, or 40.8%, from $461,000 for the comparable quarter of the prior year.  This decrease was attributable to a decrease in payroll expenses of approximately $125,000 and a decrease in facility costs of $63,000 as a result of the lower headcount.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $223,000, or 19.2%, from $1,164,000 for the comparable quarter of the prior year.  This increase was due to an increase in international expenses of approximately$174,000 and a charge for amortization of intangibles of approximately $68,000 related to the LifeLink acquisition partially offset by a decrease in bad debt expense of $12,000 and other expenses of $7,000

Income tax expense— The effective tax rate for the first quarter of 2004 is higher than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

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

For the three-month period ended March 31, 2004, 24% and 14% of the Company’s total revenues were from two customers – BRiT (including its affiliates) and AON, respectively.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

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

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at March 31, 2004 owned approximately 34.0% of our common stock and approximately 45% of CF Epic Insurance and General Fund, which at that date owned approximately 8.1% of our common stock, represented approximately 23% of our total revenue in 2003 and 17% of our total revenue in 2002. The revenues from BRIT Insurance Holdings PLC and its affiliates represented approximately 24% and 22% of the Company’s total revenues for the three -month periods ended March 31, 2004 and 2003, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another international customer, AON, represented approximately 11% of our total revenue in 2003. The revenues from AON represented approximately 14% and 12% of the Company’s total revenues for the three months ended March 31, 2004 and 2003.  If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

Item 4.    CONTROLS AND PROCEDURES

In connection with its 2003 year-end audit, the Company’s independent certified public accountants at that time, KPMG LLP (“KPMG”), identified details of reportable conditions relating to the Company’s internal control over financial reporting.  According to KPMG, the communication of the reportable conditions was based on their professional judgment, taking into consideration audit differences that required adjustment to the Company’s financial statements, as well as the underling causes for such adjustments, and KPMG’s observations about the Company’s internal control processes, but did not arise from any particular transaction or event.  On March 25, 2004, KPMG presented to the audit committee the details of the reportable conditions noted during the 2003 audit, which included (1) delegation of authority and what KPMG considered to be inadequate reviews by a person other than the preparer of accounting information, (2) the lack of a formalized contract review process to ensure proper revenue recognition, (3) the lack of a complete understanding of the Company’s income tax provision and related accounts, (4) inadequate documentation for certain unusual transactions (including the basis for the Company’s accounting conclusions), and (5) internal control matters (documented and testable control environment) under the Sarbanes-Oxley Act, Section 404 (together with applicable regulations,“SOX 404”).

In response to KPMG’s identified issues, in the first quarter of 2004 the Company changed its reporting structure within the financial accounting group and redistributed responsibilities among the financial accounting group to create improved checks and balances.  The reorganization included appointment of a senior member of the group as corporate controller to whom all the other members report.  Further, (a) the responsibility for a formalized contract review process to ensure proper revenue recognition was re-assigned to a financial department director; (b) the Company established a process for the quarterly review of the provision for income taxes by the Chief Financial Officer and corporate controller; (c) the Chief Financial Officer and corporate controller undertook responsibility for the analysis and documentation of any unusual transactions.

In addition, in order to address further the deficiencies described above and to improve the Company’s internal control over financial reporting for future periods, the Company plans to:

1.               Perform a review of internal control over financial reporting in connection with satisfying the requirements Section 404 of the Sarbanes-Oxley Act and regulations promulgated thereunder, with the assistance of an outside consulting firm to be retained by the Company;

2.               Perform more detailed quarterly reconciliations and analyses of the Company’s revenue accounts;

3.               Continue to enhance staffing to provide sufficient resources to accomplish the foregoing objectives, including through the addition of a senior financial accountant in Australia.

The enhancements to internal control over financial reporting made in the first three months of 2004 constitute, and the planned further improvements will constitute, significant changes in internal control over financial reporting.  In particular, changing its reporting structure within the financial accounting group and redistributing responsibilities among the financial accounting group, as described above, constituted a change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected the Company’s internal control over financial reporting.  The Company continues to evaluate the effectiveness of its internal control over financial reporting, along with its disclosure controls and procedures, on an ongoing basis and will take further action as appropriate.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s  management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance. They reached this conclusion based in large part on their assessment of (i) the financial expertise of the members of the internal accounting staff, (ii) the regular communications among such persons  (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the review of the Company’s financial and other disclosure by the Company’s management, its audit committee, its independent public accountants and its outside legal counsel, as well as (iv) the enhancements made to the Company’s internal control over financial reporting in the first three months of 2004.

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

10.1

Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated March 31, 2004 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: May 20, 2005	By
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

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated herein by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

10.1**	Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004.

31.1*	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**                                  Previously included as an exhibit to this quarterly report on Form 10-Q.

*                                         Included herewith.