Form 10-Q/A
period 2004-06-30
EBIX INC
filed 2005-05-24
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

In connection with a review by the Securities and Exchange Commission (the “SEC”) of the Company’s Registration Statement on Form S-3 (File No. 333-112616), the SEC has reviewed the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Form 10-Q”) and other reports filed by the Company with the SEC. The SEC’s review of the Form 10-Q has focused primarily on financial-related disclosure. This Amendment No. 1 to the Form 10-Q (this “10-Q/A”) has been filed in connection with the Company’s response to comments on the Form 10-Q and other filings raised by the SEC during its review process.

Please note that the information contained in this 10-Q/A has not been updated to reflect events or developments occurring after August 16, 2004, the date the Form 10-Q was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,665	$7,915
Restricted cash	3,000	—
Accounts receivable, less allowance of $290 and $356, respectively	3,145	1,787
Other current assets	663	364
Total current assets	13,473	10,066
Property and equipment, net	1,364	1,353
Capitalized software, net	55	109
Goodwill	6,112	123
Intangibles, net	3,315	—
Other assets	411	320
Total assets	$24,730	$11,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,675	$1,778
Accrued payroll and related benefits	576	1,287
Current portion of long term debt	500	—
Current portion of capital lease obligations	11	73
Deferred revenue	2,843	2,141
Total current liabilities	5,605	5,279
Long term debt, less current portion	1,726	—
Line of credit	3,500	—
Redeemable common stock (200,000 and 0 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively) stated at redemption price	2,700	—

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,738,990 and 2,316,767 shares issued and outstanding, respectively	274	232
Additional paid-in capital	91,945	88,706
Deferred compensation	(393)	(436)
Accumulated deficit	(81,095)	(82,251)
Accumulated other comprehensive income	468	441
Total stockholders’ equity	11,199	6,692
Total liabilities and stockholders’ equity	$24,730	$11,971

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

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$1,156	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	202
Stock-based compensation	47	23
Provision for doubtful accounts	60	40
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(683)	808
Other assets	(290)	(280)
Accounts payable and accrued expenses	(115)	341
Accrued payroll and related benefits	(921)	196
Deferred revenue	452	365
Net cash provided by operating activities	193	2,301
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	(4,763)	—
Capital expenditures	(122)	(388)
Net cash used in investing activities	(4,885)	(388)
Cash flows from financing activities:
Proceeds from borrowings related to line of credit	3,500	—
Restricted cash	(3,000)	—
Proceeds from the issuance of common stock, net of issuance costs	2,977	—
Principal payments under capital lease obligations	(62)	(55)
Net cash provided by (used in) financing activities	3,415	(55)
Effect of foreign exchange rates on cash	27	(72)
Net change in cash and cash equivalents	(1,250)	1,786
Cash and cash equivalents at the beginning of the period	7,915	4,993
Cash and cash equivalents at the end of the period	$6,665	$6,779

Supplemental disclosures of cash flow information:
Interest paid	$3	$10
Income taxes paid	$185	$154

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

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2003, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

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

	Three Months
	Ended June 30,	Six Months Ended June 30,
	2003	2004	2003

Revenue	$4,628,000	$9,531,000	$9,573,000
Net income	6,000	1,116,000	439,000

Basic earnings per share	$0.01	$0.42	$0.18
Diluted earnings per share	$0.01	$0.37	$0.18

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

Support revenue decreased $261,000, or 23%, and as a percentage of total revenue to 19% from 34%, in the second quarter of 2004 compared to the second quarter of 2003.

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

Product Development Expenses -  Total product development expenses for the second quarter of 2004, increased $431,000, or 100.2%, to $861,000 from $430,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $273,000, annual salary increases of $77,000 and an increase in headcount in India, resulting in an increase in payroll expense of $20,000.  In addition, facility costs increased $61,000 as a result of an increase in headcount.

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

Support revenue decreased $531,000, or 23%, and as a percentage of total revenue to 20% from 33%, for the six-month period ended June 30, 2004 compared to the same period in 2003.

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

Product Development Expenses -  Total product development expenses for the six-month period ended June 30, 2004 increased $631,000, or 79.9%, to $1,421,000 from $790,000 for the comparable period of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $411,000, annual salary increases of $107,000 and an increase in headcount in India resulting in an increase in payroll expense of $57,000. In addition, facility costs increased $56,000 as a result of increases in headcount.

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

Item 4.    CONTROLS AND PROCEDURES

In connection with its 2003 year-end audit, the Company’s independent certified public accountants at that time, KPMG LLP (“KPMG”), identified details of reportable conditions relating to the Company’s internal control over financial reporting.  According to KPMG, the communication of the reportable conditions was based on their professional judgment, taking into consideration audit differences that required adjustment to the Company’s financial statements, as well as the underling causes for such adjustments, and KPMG’s observations about the Company’s internal control processes, but did not arise from any particular transaction or event.  On March 25, 2004, KPMG presented to the audit committee the details of the reportable conditions noted during the 2003 audit, which included (1) delegation of authority and what KPMG considered to be inadequate reviews by a person other than the preparer of accounting information, (2) the lack of a formalized contract review process to ensure proper revenue recognition, (3) the lack of a complete understanding of the Company’s income tax provision and related accounts, (4) inadequate documentation for certain unusual transactions (including the basis for the Company’s accounting conclusions), and (5) internal control matters (documented and testable control environment) under the Sarbanes-Oxley Act, Section 404 (together with applicable regulations,”SOX 404”).

In response to KPMG’s identified issues, in the first quarter of 2004 (prior to the quarter covered by this report), the Company changed its reporting structure within the financial accounting group and redistributed responsibilities among the financial accounting group to create improved checks and balances.  The reorganization included appointment of a senior member of the group as corporate controller to whom all the other members report.  Further, (a) the responsibility for a formalized contract review process to ensure proper revenue recognition was re-assigned to a financial department director; (b) the Company established a process for the quarterly review of the provision for income taxes by the Chief Financial Officer and corporate controller; (c) the Chief Financial Officer and corporate controller undertook responsibility for the analysis and documentation of any unusual transactions.

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

The enhancements to internal control over financial reporting made in the first six months of 2004 constitute, and the planned further improvements will constitute, significant changes in internal control over financial reporting. There was not, however, any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially effected, or is reasonably likely to effect, the Company’s internal control over financial reporting.  The Company continues to evaluate the effectiveness of its internal control over financial reporting, along with its disclosure controls and procedures, on an ongoing basis and will take further action as appropriate.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s  management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance. They reached this conclusion based in large part on their assessment of (i) the financial expertise of the members of the internal accounting staff, (ii) the regular communications among such persons  (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the review of the Company’s financial and other disclosure by the Company’s management, its audit committee, its independent public accountants and its outside legal counsel, as well as (iv) the enhancements made to the Company’s internal control over financial reporting in the first six months of 2004.

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