Form 10-Q/A
period 2004-09-30
EBIX INC
filed 2005-05-24
CIK 814549

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

EXPLANATORY NOTE

In connection with a review by the Securities and Exchange Commission (the "SEC") of the Company's Registration Statement on Form S-3 (File No. 333-112616), the SEC has reviewed the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Form 10-Q") and other reports filed by the Company with the SEC. The SEC's review of the Form 10-Q has focused primarily on financial-related disclosure. This Amendment No. 1 to the Form 10-Q (this "10-Q/A") has been filed in connection with the Company's response to comments on the Form 10-Q and other filings raised by the SEC during its review process.

Please note that the information contained in this 10-Q/A has not been updated to reflect events or developments occurring after November 15, 2004, the date the Form 10-Q was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date.

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

In response to KPMG’s identified issues, in the first quarter of 2004 (prior to the quarter covered by this report), the Company changed its reporting structure within the financial accounting group and redistributed responsibilities among the financial accounting group to create improved checks and balances.  The reorganization included appointment of a senior member of the group as corporate controller to whom all the other members report.  Further, (a) the responsibility for a formalized contract review process to ensure proper revenue recognition was re-assigned to a financial department director; (b) the Company established a process for the quarterly review of the provision for income taxes by the Chief Financial Officer and corporate controller; (c) the Chief Financial Officer and corporate controller undertook responsibility for the analysis and documentation of any unusual transactions.  During the third quarter of 2004, the Company hired an additional senior staff professional for the financial accounting group, whose duties include SOX 404 documentation of internal control matters. His hiring strengthened the overall capabilities of the accounting group and allowed the further reallocation of responsibilities, enabling the corporate controller to devote additional time to focus on the Company’s consolidated tax provision and accounting for income taxes.

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

The enhancements to internal control over financial reporting made in the first nine months of 2004 constitute, and the planned further improvements will constitute, significant changes in internal control over financial reporting.  In particular, the hiring of a senior staff professional for the financial accounting group, and the related further reallocation of responsibilities within that group, constituted a change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected the Company’s internal control over financial reporting.  The Company continues to evaluate the effectiveness of its internal control over financial reporting, along with its disclosure controls and procedures, on an ongoing basis and will take further action as appropriate.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance.  They reached this conclusion based in large part on their assessment of (i) the financial expertise of the members of the internal accounting staff, (ii) the regular communications among such persons (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the review of the Company’s financial and other disclosure by the Company’s management, its audit committee, its independent public accountants and its outside legal counsel, as well as (iv) the enhancements made to the Company’s internal control over financial reporting in the first nine months of 2004.

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