Form 10-Q
period 2005-06-30
EBIX INC
filed 2005-08-15
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, the number of shares of Common Stock outstanding was 2,734,136.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,915	$5,843
Restricted cash	3,000	3,000
Accounts receivable, less allowance of $4 and $13, respectively	3,687	3,256
Other current assets	568	587
Total current assets	12,170	12,686
Property and equipment, net	1,559	1,450
Goodwill	12,474	12,669
Intangibles, net	3,782	4,234
Other assets	321	296
Total assets	$30,306	$31,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,409	$3,500
Accounts payable and accrued expenses	1,935	1,781
Accrued payroll and related benefits	1,215	1,522
Current portion of long term debt	995	977
Deferred revenue	3,392	2,989
Total current liabilities	10,946	10,769
Long term debt, less current portion	2,312	2,796
Redeemable common stock (157,728 and 357,728 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively) stated at redemption price	1,525	4,262

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 2,733,686 and 2,911,154 shares issued and outstanding, respectively	273	291
Additional paid-in capital	92,763	92,717
Deferred compensation	(314)	(376)
Accumulated deficit	(77,859)	(80,011)
Accumulated other comprehensive income	660	887
Total stockholders’ equity	15,523	13,508
Total liabilities and stockholders’ equity	$30,306	$31,335

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Software	$408	$333	$610	$560
Services and other (Including revenues from related parties of $879, $724, $1,757 and $1,676, respectively – See Note 6.)	5,726	4,343	11,428	8,050
Total revenue	6,134	4,676	12,038	8,610
Operating expenses:
Services and other costs	1,503	1,299	2,909	2,462
Product development	773	861	1,567	1,421
Sales and marketing	522	423	1,000	696
General and administrative	1,826	1,081	3,515	2,267
Amortization and depreciation	319	271	648	472
Total operating expenses	4,943	3,935	9,639	7,318
Operating income	1,191	741	2,399	1,292
Interest income	83	15	165	42
Interest expense	(113)	(1)	(215)	(3)
Foreign exchange gain (loss)	84	(2)	75	8
Income before income taxes	1,245	753	2,424	1,339
Income tax expense	(161)	(43)	(272)	(183)

Net income	$1,084	$710	$2,152	$1,156

Basic earnings per common share	$0.39	$0.26	$0.76	$0.43

Diluted earnings per common share	$0.35	$0.23	$0.69	$0.39

Basic weighted average shares outstanding	2,778	2,739	2,845	2,662

Diluted weighted average shares outstanding	3,057	3,066	3,141	2,992

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,152	$1,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648	487
Stock-based compensation	(17)	47
Restricted stock compensation	48	—
Provision for doubtful accounts	4	60
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(431)	(683))
Other assets	(7)	(290)
Accounts payable and accrued expenses	154	(115)
Accrued payroll and related benefits	(307)	(921)
Deferred revenue	403	452
Net cash provided by operating activities	2,647	193
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	—	(4,763)
Capital expenditures	(330)	(122)
Net cash used in investing activities	(330)	(4,885)
Cash flows from financing activities:
Proceeds from borrowings related to line of credit	—	3,500
Payments on line of credit	(91)	—
Repurchase of stock guarantee	(2,700)	—
Restricted cash	—	(3,000)
Proceeds from the exercise of stock options	57	—
Proceeds from the issuance of common stock, net of issuance costs	—	2,977
Payments of long term debt	(500)	(62)
Net cash (used in) provided by financing activities	(3,234)	3,415
Effect of foreign exchange rates on cash	(11)	27
Net change in cash and cash equivalents	(928)	(1,250)
Cash and cash equivalents at the beginning of the period	5,843	7,915
Cash and cash equivalents at the end of the period	$4,915	$6,665

Supplemental disclosures of cash flow information:
Interest paid	$99	$3
Income taxes paid	$183	$185

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

Ebix, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – These condensed consolidated financial statements are unaudited, include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (the “Company”), and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire current year.

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

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature.”  The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2004, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

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

Stock Options - At June 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure – an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income, as reported	$1,084,000	$710,000	$2,152,000	$1,156,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	5,000	9,000	9,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(80,000)	(474,000)	(554,000)	(847,000)
Pro forma net income	$1,009,000	$241,000	$1,607,000	$318,000

Basic earnings per share, as reported	$0.39	$0.26	$0.76	$0.43
Diluted earnings per share, as reported	$0.35	$0.23	$0.69	$0.39
Basic earnings per share, pro forma	$0.36	$0.09	$0.56	$0.12
Diluted earnings per share, pro forma	$0.33	$0.08	$0.51	$0.11

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB No. 123R.  Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year.  As a result, the Company will be required to comply with the provisions of FAS 123R beginning January 1, 2006.  The Company is evaluating the requirements of FAS 123R. However, because the Company currently accounts for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations.

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

Note 2.  STOCK OPTIONS

During the first six months of 2005, the Company did not grant any stock options to employees; however, options to purchase a total of 10,575 shares of the Company’s common stock were issued to non-employee directors subsequent to the Company’s annual meeting of stockholders held on January 14, 2005. These options were granted at an exercise price per share equal to the fair market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 31,375 shares were outstanding at June 30, 2005.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 51%, risk free interest rate of 4% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 become exercisable over four years, but exercisability accelerates if a performance target is achieved.  At June 30, 2005, non-employee options to purchase 6,484 shares were exercisable.  The Company recognized compensation expense of approximately $11,000 related to these options during the three-month period ended June 30, 2005.  The Company recognized a credit to compensation expense of approximately $27,000 related to these options during the six-month period ended June 30, 2005. The Company recognized compensation expense of approximately $1,000 and $35,000 related to these options during the three-month and six month periods ended June 30, 2004, respectively.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to an employee who is the brother of the Company’s Chief Executive Officer, in connection with his joining the Company as an employee.  The option grantee was an employee when he received the grant.   The options become exercisable over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant.  This grant was not subject to any of the Company’s stock option plans.  The total intrinsic value associated with the granting of these options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $6,000 and $12,000 related to these options during each of the three-month periods and six-month periods ended June 30, 2005 and June 30, 2004, respectively.

Note 3. RESTRICTED STOCK

On June 1, 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 9,758 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 4,382 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan.  The awards were made pursuant to a 2004 incentive compensation program (the “2004 Program”) approved by the Company’s Board of Directors on December 4, 2004 (as described in a Form 8-K filed by the Company on December 9, 2004) and were subject to a determination by the Compensation Committee and the Board, after the Company’s release of its 2004 operating results, that such operating results were substantially consistent with the operating results of the Company for the first nine months of 2004, as they compared to those for the same period of the prior year (excluding executive incentive compensation).  The Compensation Committee and the Board made such determination in April 2005, at which time the grants of the restricted stock (along with 2004 cash bonus compensation) were approved, subject to the Compensation Committee’s approval of certain terms of the restricted stock awards and of the forms of restricted stock agreements to represent such awards.

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date.  In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,012,848 in the case of Mr. Raina and $454,889 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants.  The Company recognized compensation expense of approximately $48,000 related to these shares during the three and six month periods ended June 30, 2005.

Pursuant to the restricted stock agreements, the restricted stock vests in three equal annual installments.  The restricted stock also vests with respect to any unvested shares upon the applicable officer’s death, Disability (as defined) or Retirement (as defined), the Company’s termination of the officer other than for Cause (as defined) or a Change in Control (as defined) of the Company. If the officer terminates his employment other than due to death, Disability or Retirement or the Company terminates the officer’s employment for Cause, any unvested shares held by the officer will be forfeited.

Note 4.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2005 was 2,777,970 and 2,844,829, respectively. The weighted average number of shares outstanding for the three and six months ended June 30, 2004 was 2,738,990 and 2,662,443, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and six months ended June 30, 2005 and June 30, 2004, the Company’s common stock equivalents consisted of stock options.  For the three and six months ended June 30, 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 279,483 and 295,770, respectively. At June 30, 2005, the fully diluted weighted average number of shares outstanding for the three and six months ended was 3,057,453 and 3,140,599, respectively.  For the three and six months ended June 30, 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 327,364 and 329,384, respectively. At June 30, 2004, the fully diluted weighted average number of shares outstanding for the three and six months ended was 3,066,364 and 2,991,817, respectively.   At June 30, 2005, there were 392,722 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At June 30, 2004, there were 390,986 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5.  COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$1,084,000	$710,000	$2,152,000	$1,156,000
Other comprehensive (expense) income – foreign currency translation adjustment	(97,000)	(41,000)	(11,000)	27,000
Comprehensive income	$987,000	$669,000	$2,141,000	$1,183,000

Note 6.  RELATED PARTY AND SIGNIFICANT CUSTOMER TRANSACTIONS

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”), for $7,000,000. The total shares held by BRiT at June 30, 2005 was 930,163, representing an equity ownership of approximately 34%.  At June 30, 2005, BRiT also owned approximately 70% of CF Epic Insurance and General Fund, which owned approximately 8% of the Company’s common stock.

The Company has entered into various software and service agreements with BRiT.  During the three and six months ended June 30, 2005, approximately $879,000 and $1,757,000, respectively, was recognized as revenue from BRiT and its affiliates. During the three and six months ended June 30, 2004, approximately $724,000 and $1,677,000, respectively, was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at June 30, 2005 and December 31, 2004 were $426,000 and $718,000, respectively.

During the three and six months ended June 30, 2005, approximately $652,000 and $1,278,000, respectively, was recognized as revenue from another significant customer, AON.  During the three and six months ended June 30, 2004, approximately $512,000 and $1,068,000, respectively, was recognized as revenue from AON. Total accounts receivable from AON at June 30, 2005 and December 31, 2004 were $236,000 and $186,000, respectively.

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

$5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing to one of the LifeLink shareholders, who received the right to sell such shares (the “LifeLink Redeemable Shares”) back to the Company as described below. The Company also capitalized approximately $128,000 of transaction costs in conjunction with the LifeLink acquisition.

At any time during the one-month period commencing on August 23, 2005, the holder of the LifeLink Redeemable Shares had a one-time right to require the Company to purchase all of the LifeLink Redeemable Shares, originally valued at $15.00 per share in the acquisition of LifeLink, for a discounted price of $13.50 per share minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of such right. The Company classified $2,700,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the consolidated balance sheet due to the existence of the holder’s embedded put option.  The Company and LifeLink’s former shareholder agreed to accelerate the exercisability of the put option and on April 28, 2005, the Company repurchased the LifeLink Redeemable Shares at a price of $13.50 per share.

The following table summarizes the estimated fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Current assets	$1,199
Property and equipment	119
Intangible assets	3,518
Goodwill	5,989
Total assets acquired	10,825
Current liabilities	471
Total liabilities assumed	471
Net assets acquired	$10,354

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $144,000 and $288,000 of amortization expense related to these intangibles for the three and six months ended June 30, 2005, respectively, and $135,000 and $203,000 of amortization expense related to these intangibles for the three and six months ended June 30, 2004, respectively.

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

Note 8. ACQUISITION OF HEART

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing, the former owner of Heart paid the Company $467,000 for deferred revenue and a vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $241,000 of transaction costs in conjunction with the Heart acquisition. In connection with the 157,728 shares of common stock issued, the owners of Heart received from the Company the option to sell their stock back to the Company subject to specified time frames and prices as discussed below.

The Company classified $1,525,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 157,728 shares at a price of AU$2,000,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of June 30, 2005, the holder had not sold any of the shares of the Company’s common stock received in this transaction.

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

Of the $1,229,000 of intangible assets acquired, $630,000 was assigned to customer relationships with a remaining useful life of four years, $410,000 was assigned to developed technology and $189,000 was assigned to trademarks with remaining estimated useful lives of five years. The Company recorded $62,000 and $139,000 of amortization expense related to these intangible assets for the three- and six-month period ended June 30, 2005.  There was no amortization expense related to these intangibles for the three or six months ended June 30, 2004 as the acquisition was consummated in July 2004.

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

Note 9. PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the three and six months ended June 30, 2004 presents the consolidated operations of the Company as if the LifeLink and Heart acquisitions had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Revenue	$5,267,000	$10,714,000
Net income	$775,000	$1,326,000
Basic earnings per share	$0.27	$0.46
Diluted earnings per share	$0.24	$0.41

Note 10. LINE OF CREDIT AND OTHER COMMITMENTS

Bank Line of Credit

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004.  On February 23, 2005, the Company entered into an amendment to the credit agreement amending certain financial covenants.  Major features of the line, as amended, include an interest rate equal to the prime rate, security at 60% of the amount of the line in a restricted interest-bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of June 30, 2005, total borrowings on this line were $3,409,000, of which $3,000,000 was classified as restricted cash because it was restricted from use in accordance with the line of credit agreement. The agreement provides that the line is secured by substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2005.

Letters of Credit

Under terms of the agreement with Heart Consulting Services Pty Ltd. (see note 8), $1,399,000 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition (present value computed as $1,293,000). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively.  On July 1, 2005 the Company paid the first installment of $508,000.

Self Insurance

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75,000 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims.  As of June 30, 2005, the maximum aggregate liability calculated was $790,000 for the annual contract period.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

The Company’s product and service strategy focuses on the following areas:

•                  providing software development services to insurance carriers, brokers and agents;

•                  worldwide sale, customization, development, implementation and support of its insurance carrier system product, BRICS;

•                  worldwide sales and support of agency management systems, including EbixASP and eglobal;

•                  expansion of connectivity between consumers, agents, carriers and third party providers through Ebix.com, LifeLink, INS-Site and Exchange; and

•                  business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities.

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

Results of Operations

Three-Month Period Ended June 30, 2005 Compared to the Three-Month Period Ended June 30, 2004

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software and from professional services and support services.  Total revenue for the quarter ended June 30, 2005 increased $1,458,000, or 31.2%, to $6,134,000 from $4,676,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix products (formerly referred to as “cd products”), current legacy products, and other third party software.  Total software revenue for the second quarter of 2005 increased $75,000, or 22.5%, to $408,000 from $333,000 for the comparable quarter of the prior year.  This increase was due to the BRICS software sale of $208,000 partially offset by a decrease in international software license revenue of $133,000 in the second quarter of 2005 compared to the second quarter of 2004.

Services Revenue — Services revenue includes revenue derived from consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in services revenue are fees for software license maintenance, LifeLink services (February 23, 2004 to June 30, 2004 for the year to date period ended June 30, 2004, the entire quarter ended June 30, 2004 and the entire three and six month periods ended June 30, 2005), Heart services (for the quarter and year to date ended June 30, 2005 only as Heart was acquired in July 2004), initial registration and ongoing monthly subscription fees for the EbixASP product, and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue.

Total services revenue for the second quarter of 2005 increased $1,383,000, or 31.8%, to $5,726,000 from $4,343,000 for the comparable quarter of the prior year.  This increase was primarily due to the inclusion of Heart revenue of $1,154,000, an increase in consulting service revenue of $286,000, an increase in LifeLink revenue of $146,000, an increase in international service revenue of $74,000 and an increase in hosting revenue of $8,000, partially offset by a decrease in support revenue associated with legacy products of $199,000, a decrease in EbixASP revenue of $36,000, a decrease in INS-Site revenue of $20,000, a decrease in Ebix.mall revenue of $19,000 and a decrease in call center revenue of $11,000.

During the second quarter of 2005 and 2004, approximately $879,000 and $724,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  The amounts represented 14% and 16%, respectively, of the Company’s total revenues for the second quarter of 2005 and 2004, respectively, and the increase in such revenues of $155,000 represented 11% of the total increase in the Company’s revenues for the three month period ended June 30, 2005 compared to the same period of 2004. Increases in revenues from BriT Holdings PLC and its affiliates during each of the periods presented were a result of BRiT Insurance Holdings PLC and its affiliates adding additional development projects and expanding the scope of the current projects. BRiT owned approximately 34% of the Company’s common stock as of June 30, 2005.  In addition, the Company has been informed that as of June 30, 2005, BRiT owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at June 30, 2005 owned approximately 8% of the Company’s outstanding common stock. For both of the three-month periods ended June 30, 2005 and June 30, 2004, 11% of the Company’s total revenues were from AON.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Second quarter of 2005	$669,000	$6,134,000
Second quarter of 2004	$868,000	$4,676,000

Support revenue decreased $199,000, or 23%, and as a percentage of total revenue to 11% from 19%, in the second quarter of 2005 compared to the second quarter of 2004.

Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance.  The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products.  As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below break even, operations will be reviewed to determined if costs can be further reduced for the activity to be profitable and if not, the Company plans to discontinue supporting the legacy products. The Company cannot predict when this will occur.

The Company expects that future services revenue will be derived from this support, the sale of BRICS, as well as EbixASP registration and monthly fees, LifeLink Services, Heart Services, software development and call center and, to a much lesser extent, all transaction revenues from Ebix.mall, EbixExchange (INS-Site), conversion and training.

Services and other costs - Cost of services includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $204,000, or 15.7%, to $1,503,000 from $1,299,000 for the comparable quarter of the prior year.  This increase was due to an increase in payroll expenses related to the acquisition of Heart of $157,000, an increase in international services and other costs of $61,000, an increase in support fees of $31,000 and an increase due to the reclassification of capitalized software amortization of $25,000, partially offset by a decrease in non-Heart payroll of $40,000 and a decrease in facility costs (which are allocated to each department based on headcount) allocated to services and other costs of $30,000.

Product Development Expenses - Total product development expenses for the second quarter of 2005 decreased $88,000, or 10.2%, to $773,000 from $861,000 for the comparable quarter of the prior year. This decrease was due to a decrease in payroll expenses of $82,000 partially offset by an increase in headcount in India, resulting in an increase in payroll expense of $8,000.  In addition, facility costs decreased $14,000 as a result of an increase in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the second quarter of 2005 increased $99,000, or 23.4%, to $522,000 from $423,000 for the comparable quarter of the prior year.  This increase was attributable to an increase in marketing spending of $78,000 and an increase in travel expenses of $21,000 related to various tradeshows during the quarter.

General and Administrative Expenses —Total general and administrative expenses for the quarter increased $745,000, or 68.9%, to $1,826,000 from $1,081,000 for the comparable quarter of the prior year.  This increase was due to an increase in accrued bonus of $272,000 primarily as a result of one quarter of the 2005 supplemental bonus being accrued compared to no such accrual in 2004, operating expenses related to Heart of $132,000, an increase in insurance expense of $70,000, an increase in non-LifeLink or Heart payroll of $54,000, restricted stock expense of $48,000, an increase in vacation accrual of $38,000, an increase in director fees of

$32,000, an increase in charitable contributions of $23,000, an increase in LifeLink payroll of $15,000 and a decrease in the amount of facility costs allocated to other departments of $61,000.

Amortization and Depreciation Expenses – Total amortization and depreciation expenses for the quarter increased $48,000, or 17.7%, to $319,000 from $271,000 for the comparable quarter of the prior year.  This increase was due to the addition of Heart intangible assets in July 2004.   Total Heart intangible amortization for the quarter was $62,000 compared to no such amortization in the comparable quarter of the prior year, as Heart was acquired in July 2004.  Total LifeLink intangible amortization increased $9,000 for the quarter to $144,000 from $135,000 in the comparable quarter of the prior year.  In addition, depreciation expense increased $4,000 as a result of an increase in assets acquired as part of the LifeLink acquisition and amortization of capitalized software decreased $27,000 for the quarter as capitalized software was fully amortized.

Income Tax Expense— The effective tax rate for the second quarter of 2005 of 13% was higher than the rate for the comparable quarter of the prior year of 6 % due to a different income mix among the various tax jurisdictions in which the Company does business.

Six-Month Period Ended June 30, 2005 Compared to the Six-Month Period Ended June 30, 2004

Total Revenue - Total revenue for the six-month period ended June 30, 2005 increased $3,428,000, or 39.8%, to $12,038,000 from $8,610,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the six-month period ended June 30, 2005 increased $50,000, or 8.9%, to $610,000 from $560,000 for the comparable period of the prior year. This increase was due to the BRICS software sale of $208,000 partially offset by a decrease in international software license revenue of $158,000 in the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004.

Services Revenue — Total services revenue for the six-month period ended June 30, 2005 increased $3,378,000, or 42.0%, to $11,428,000 from $8,050,000 for the comparable period of the prior year.  This increase was due to the inclusion of Heart revenue of $2,036,000, an increase in consulting service revenue of $402,000, an increase in LifeLink revenue of $1,238,000, an increase in international service revenue of $54,000, an increase in call center revenue of $34,000, an increase in Ebix.mall revenue of $31,000 and an increase in hosting revenue of $4,000, partially offset by a decrease in support revenue associated with legacy products of $284,000, a decrease in EbixASP revenue of $105,000 and a decrease in INS-Site revenue of $32,000.

During the six-month periods ended June 30, 2005 and 2004, approximately $1,757,000 and $1,677,000, respectively, was recognized as services revenue from BRiT and its affiliates.  The amounts represented 15% and 19% of the Company’s total revenues for the six- month periods ended June 30, 2005 and 2004, respectively, and the increase in such revenues of $80,000 represented 2.3% of the total increase in the Company’s revenues for the six month period ended June 30, 2005 compared to the same period of 2004. For the six-month periods ended June 30, 2005 and June 30, 2004, 11% and 12% of the Company’s total revenues were from AON.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing as discussed above due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Six months ended June 30, 2005	$1,454,000	$12,038,000
Six months ended June 30, 2004	$1,738,000	$8,610,000

Support revenue decreased $284,000, or 16%, and as a percentage of total revenue to 12% from 20%, for the six-month period ended June 30, 2005 compared to the same period in 2004.

Services and other costs - Total services and other costs for the six-month period ended June 30, 2005 increased $447,000, or 18.2%, to $2,909,000 from $2,462,000 for the comparable period of the prior year.  This increase was due to an increase in payroll expenses related to the acquisition of Heart of $270,000, an increase in international services and other costs of $105,000, increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs of $40,000, an increase in non-Heart payroll of $22,000 and an increase in support fees of $10,000.

Product Development Expenses - Total product development expenses for the six-month period ended June 30, 2005 increased $146,000, or 10.3%, to $1,567,000 from $1,421,000 for the comparable period of the prior year. This increase was due to an increase in payroll expenses related to the acquisition of LifeLink of $122,000, an increase in headcount in India resulting in an increase in payroll expense of $19,000 and an increase in facility costs of $40,000 as a result of increases in headcount. These increases were partially offset by a decrease in non-LifeLink domestic payroll expenses of $35,000.

Sales and Marketing Expenses - Total sales and marketing expenses for the six-month period ended June 30, 2005 increased $304,000, or 43.7%, to $1,000,000 from $696,000 for the comparable period of the prior year.  This increase was attributable to an increase in payroll expenses related to LifeLink of $85,000, an increase in non-LifeLink domestic payroll of $30,000, an increase in marketing spending of $65,000 and travel expenses of $48,000 related to various tradeshows during the period, an increase in facilities allocation of $34,000, an increase in international marketing expenses of $31,000 and an increase in office supplies of $11,000.

General and Administrative Expenses —Total general and administrative expenses for the six-month period ended June 30, 2005 increased $1,248,000, or 55.1%, to $3,515,000 from $2,267,000 for the comparable period of the prior year.  This increase was due to an increase in accrued bonus of $406,000 primarily as a result of two quarters of the 2005 supplemental bonus being accrued compared to no such accrual in 2004, operating expenses related to Heart of $240,000, an increase in insurance expense of $207,000, an increase in international operating expenses of $105,000, an increase in audit and legal expenses of $96,000, an increase in non-LifeLink or Heart payroll of $21,000, restricted stock expense of $48,000, an increase in vacation accrual of $50,000, an increase in director fees of $50,000, an increase in public relation expenses of $42,000, an increase in office expense and rent of $55,000, an increase in charitable contributions of $33,000 and an increase in LifeLink payroll of $14,000, partially offset by an increase in the amount of facility costs allocated to other departments of $119,000.

Amortization and Depreciation Expenses – Total amortization and depreciation expenses for the six-month period ended June 30, 2005 increased $176,000, or 37.3%, to $648,000 from $472,000 for the comparable quarter of the prior year.  This increase was due to the addition of LifeLink intangible assets in February 2004 and Heart intangible assets in July 2004.   Total Heart intangible amortization for the period was $139,000 compared to no such amortization in the comparable period of the prior year, as Heart was acquired in July 2004.  Total LifeLink intangible amortization increased $84,000 for the period to $287,000 from $203,000 in the comparable period of the prior year.  This increase reflects a partial period of amortization in 2004, as LifeLink was acquired February 23, 2004, compared to a full period of amortization in 2005.  In addition, depreciation expense increased $7,000 as a result of an increase in assets acquired as part of the LifeLink acquisition, and amortization of capitalized software decreased $54,000 for the period as capitalized software was fully amortized.

Income Tax Expense— The effective tax rate for the six-month period ended June 30, 2005 of 11% was lower than the rate for the comparable period of the prior year of 14% due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4,915,000 and restricted cash of $3,000,000 at June 30, 2005, compared to cash and cash equivalents of $5,843,000 and restricted cash of $3,000,000 at December 31, 2004.

During the six months ended June 30, 2005, the Company generated operating cash flow of $2,647,000 as compared to $193,000 of operating cash flow for the six months ended June 30, 2004. This increase resulted primarily from $2,152,000 of net income, an increase in deferred revenue of $403,000 primarily related to the acquisition of LifeLink and Heart, $648,000 in amortization and depreciation and an increase in accounts payable and accrued expenses of $154,000, partially offset by a decrease in accounts receivable of $431,000 and a decrease in accrued payroll and related benefits of $307,000.  These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $330,000 in the six months ended June 30, 2005 primarily represented capital expenditures primarily related to the relocation of the Sydney, Australia office.  Cash used in financing activities of $3,234,000 resulted from the Company’s repurchase of a redeemable stock guarantee of $2,700,000, the payment of a long-term debt obligation of $500,000 and payments on the line of credit of $91,000 partially offset by the proceeds from the exercise of stock options of $57,000.

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004.  On February 23, 2005, the Company entered into an amendment to the credit agreement amending certain financial covenants.  Major features of the line, as amended, include an interest rate equal to the prime rate, security at 60% of the amount of the line in a restricted interest-bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of June 30, 2005, total borrowings on this line were $3,409,000, of which $3,000,000 was classified as restricted cash because it was restricted from use in accordance with the line of credit agreement. The agreement provides that the line is secured by substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2005.

On February 23, 2004, the Company acquired LifeLink, and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. On

February 23, 2005, the Company paid the first installment of $500,000 in accordance with the note agreement. On April 28, 2005, the Company repurchased the 200,000 shares issued in the acquisition at a price of $13.50 per share.  See note 7 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of the redeemable common stock.

On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing, the former owner paid the Company $467,000 for deferred revenue and a vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing.  See note 8 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of the right of the holders of the shares of common stock issued in the acquisition to cause the Company to repurchase those shares.

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

The following summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)	$8,424	$5,991	$2,433	$—	$—
Operating Leases Obligations	2,470	741	1,368	361	—
Capital Leases Obligations	—	—	—	—	—
Total	$10,894	$6,732	$3,801	$361	$—

(1)     $1,525,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the Heart acquisition. See note 8 to the condensed consolidated financial statements included in this Form 10-Q.

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

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, along with all of the other information included in this quarterly report on Form 10-Q, because they could materially and adversely affect our business, financial condition, operating results, cash flows and prospects and/or the market price of our common stock.  In this section, the words “we,” “us,” “our” and “ours” refer to the Company.

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

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at June 30, 2005 owned approximately 34.0% of our common stock and approximately 70% of CF Epic Insurance and General Fund, which at that date owned approximately 8% of our common stock, represented approximately 15% and 20% of our total revenue for the six-month periods ended June 30, 2005 and 2004, respectively. If revenues from this customer were to discontinue, our operating results would likely be adversely affected.

Revenues from another customer, AON, represented approximately 11% and 12% of our total revenue for the six-month periods ended June 30, 2005 and 2004, respectively. If revenues from this customer were to discontinue, our operating results would likely be adversely affected.

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

We cannot predict our future capital needs with certainty and we may not be able to secure additional financing when we need it.

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

In 2004 we acquired LifeLink and certain assets of Heart and may in the future acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating LifeLink, Heart or any other acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of the LifeLink and Heart acquisitions or any other acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

We may not be able to continue to develop new products to adjust effectively for rapid technological changes.

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

We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our software business also experiences some competition from certain large hardware suppliers that sell systems and systems components to independent agencies and from small, independent or freelance developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Our Internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

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

We perform functions for licensed insurance agents, brokers and carriers and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. These rules and regulations can be difficult to comply with and are ambiguous and open to interpretation. If we fail to interpret properly and/or comply with these rules and regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations affecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in the rules and regulations regarding the manner in which insurance is sold, our business could be adversely affected.

Risks Related to Our Conduct of Business on The Internet

Any disruption of our Internet connections could affect the success of our Internet-based products.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At June 30, 2005, BRiT Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 53.7% of our outstanding common stock. In addition, at June 30, 2005, CF Epic Insurance and General Fund, of which BriT owns approximately 70% of the equity interests, beneficially owned 8% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars.  However, the Company has foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, the Company and its subsidiaries have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction gains of $84,000 for the three months ended June 30, 2005 and net transaction losses of $2,000 for the three months ended June 30, 2004. The impact of fluctuations in these currencies resulted in net transaction gains for the six months ended June 30, 2005 and June 30, 2004 of $75,000 and $8,000, respectively.  The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term.  Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $167,000 and $89,000 for the three months ended June 30, 2005 and June 30, 2004, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $295,000 and $133,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

There have been no material changes in the Company’s interest rate risk during the three and six months ended June 30, 2005.  For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.    CONTROLS AND PROCEDURES

During the 2004 year-end audit, the Company’s independent registered public accounting firm, BDO Seidman, LLP (“BDO”) identified certain significant deficiencies relating to the Company’s internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. BDO’s determination that there were significant deficiencies took into consideration audit differences, both required adjustments to the Company’s financial statements and unrecorded adjustments, as well as underlying causes for such adjustments, and observations of the Company’s processes, but did not arise from any particular transaction or event. The details of the significant deficiencies relate to the lack of accounting knowledge and leadership at foreign locations, inadequate documentation of certain accounting transactions, insufficient analysis and review of domestic account reconciliations, lack of documentation of development costs and related agreements, and lack of documentation to support the Company’s income tax provisions and related accounts. On July 4, 2005 the Company hired an international controller to supervise the international locations.   The Company is continuing to take steps necessary to address the other significant deficiencies.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance.

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s repurchases of shares of its common stock during the three months ended June 30, 2005.

Period	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under Publicly Announced Program
April (1)	200,000	$13.50	—	—
May	—	—	—	—
June	—	—	—	—

(1) See Note 7 to the financial statements included in this Quarterly Report.

Item 6.    EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

2.1

Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K) and incorporated herein by reference.

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

3.1

Certificate of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) and incorporated herein by reference.

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: August 12, 2005	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary