Form 10-K/A
period 2004-12-31
EBIX INC
filed 2005-09-02
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
to

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

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

EXPLANATORY NOTE

In connection with a review by the Securities and Exchange Commission (the “SEC”) of the Company’s Registration Statement on Form S-3 (File No. 333-112616), the SEC has reviewed the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) and other reports filed by the Company with the SEC. The SEC’s review of the Form 10-K has focused primarily on financial-related disclosure. This Amendment No. 1 to the Form 10-K (this “10-K/A”) has been filed in connection with the Company’s response to comments on the Form 10-K and other filings raised by the SEC during its review process.

Please note that the information contained in this 10-K/A has not been updated to reflect events or developments occurring after March 30, 2005, the date the Form 10-K was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date. You are urged to read the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by the Company since the original filing date of the Form 10-K.

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

The product “BRICS” refers to custom software development of systems for insurance carriers on a contractual basis. These systems are unique for each customer and are client hosted.

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

LifeLink is a life insurance sales presentation system. The product is hosted by the Company at a fully managed hosting facility, Consonus, using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with redundancy in terms of back ups and downtime.

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
	(In thousands, except per share data)
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
	(In thousands)
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

/s/ KPMG LLP

Chicago, Illinois
March 19, 2004

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,843	$7,915
Restricted cash	3,000	—
Accounts receivable, less allowances of $13 and $356	3,256	1,787
Other current assets	587	364
Total current assets	12,686	10,066
Property and equipment, net	1,450	1,353
Capitalized software, net	—	109
Goodwill	12,669	123
Intangibles, net	4,234	—
Other assets	296	320
Total assets	$31,335	$11,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,500	—
Accounts payable and accrued expenses	1,781	$1,778
Accrued payroll and related benefits	1,522	1,287
Current portion of long term debt	977	—
Current portion of capital lease obligation	—	73
Deferred revenue	2,989	2,141
Total current liabilities	10,769	5,279
Long term debt, less current portion	2,796	—
Redeemable common stock (357,728 and 0 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively) stated at redemption price	4,262	—
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock, $.10 par value, 40,000,000 shares authorized, 2,911,154 and 2,316,767 issued and outstanding at December 31, 2004 and December 31, 2003, respectively	291	232
Additional paid-in capital	92,717	88,706
Deferred compensation	(376)	(436)
Accumulated deficit	(80,011)	(82,251)
Accumulated other comprehensive income	887	441
Total stockholders’ equity	13,508	6,692
Total liabilities and stockholders’ equity	$31,335	$11,971

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(In thousands, except per share amounts)
Revenue:
Software	$869	$1,498	$1,837
Services and other (Including revenues from related parties of $3,551, $3,245 and $2,102, respectively. See note 2)	19,114	12,935	10,814
Total revenue	19,983	14,433	12,651
Operating expenses:
Services and other costs	5,450	4,210	3,898
Product development	3,016	1,552	1,779
Sales and marketing	1,602	1,616	1,605
General and administrative	6,324	4,922	4,190
Amortization and depreciation	1,185	442	385
Total operating expenses	17,577	12,742	11,857
Operating income	2,406	1,691	794
Interest income	151	78	89
Interest expense	(222)	(17)	(39)
Foreign exchange gain (loss)	48	13	(255)
Income before income taxes	2,383	1,765	589
Income tax provision	(143)	(96)	(87)
Net income	$2,240	$1,669	$502
Basic earnings per common share	$0.80	$0.73	$0.22
Diluted earnings per common share	$0.72	$0.71	$0.22
Basic weighted average shares outstanding	2,784	2,294	2,291
Diluted weighted average shares outstanding	3,104	2,349	2,293

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive (Loss)		Comprehensive
Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Total	Income
(In thousands, except share amounts)

Balance, December 31, 2001	—	$—	2,290,773	$229	$88,514	$(440)	$(84,422)	$14	$3,895
Net income	—	—	—	—	—	—	502	—	502	$502
Cumulative translation adjustment	—	—	—	—	—	—	—	327	327	327
Comprehensive income										$829
Shares issued to round fractional shares related to reverse stock split	—	—	370	—	—	—	—	—	—
Deferred compensation and amortization related to options and warrants	—	—	—	—	(73)	74	—	—	1
Balance, December 31, 2002	—	$—	2,291,143	$229	$88,441	$(366)	$(83,920)	$341	$4,725
Net income	—	—	—	—	—	—	1,669	—	1,669	$1,669
Cumulative translation adjustment	—	—	—	—	—	—	—	100	100	100
Comprehensive income										$1,769
Exercise of stock options	—	—	25,624	3	145	—	—	—	148
Deferred compensation and amortization related to options	—	—	—	—	120	(70)	—	—	50
Balance, December 31, 2003	—	$—	2,316,767	$232	$88,706	$(436)	$(82,251)	$441	$6,692
Net income	—	—	—	—	—	—	2,240	—	2,240	$2,240
Cumulative translation adjustment	—	—	—	—	—	—	—	446	446	446
Comprehensive income										$2,686
Exercise of stock options	—	—	14,436	1	81	—	—	—	82
Proceeds from issuance of common stock	—	—	579,951	58	8,039	—	—	—	8,097
Expenses related to issuance of common stock	—	—	—	—	(23)	—	—	—	(23)
Reclass of guarantees	—	—	—	—	(4,097)	—	—	—	(4,097)
Deferred compensation and amortization related to options	—	—	—	—	11	60	—	—	71
Balance, December 31, 2004	—	$—	2,911,154	$291	$92,717	$(376)	$(80,011)	$887	$13,508

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(In thousands)
Cash flows from operating activities:
Net income	$2,240	$1,669	$502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,185	442	385
Provision for doubtful accounts	108	14	509
Stock-based compensation	71	50	1
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(841)	1,062	(925)
Other assets	(99)	(46)	(145)
Accounts payable and accrued expenses	(49)	(55)	(1,049)
Accrued payroll and related benefits	25	945	(32)
Deferred revenue	170	(738)	12
Net cash provided by (used in) operating activities	2,810	3,343	(742)
Cash flows from investing activities:
Investment in LifeLink, net of cash acquired	(4,763)	—	—
Investment in Heart, net of cash acquired	(3,393)	—	—
Capital expenditures	(366)	(555)	(538)
Net cash used in investing activities	(8,522)	(555)	(538)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	2,977	—	—
Proceeds from line of credit	3,500	—	—
Restricted cash	(3,000)	—	—
Repayments of debt	—	—	(87)
Payments for capital lease obligations	(73)	(114)	(134)
Proceeds from exercise of common stock options	82	148	—
Net cash provided by (used in) financing activities	3,486	34	(221)
Effect of foreign exchange rates on cash and cash equivalents	154	100	327
Net change in cash and cash equivalents	(2,072)	2,922	(1,174)
Cash and cash equivalents at the beginning of the year	7,915	4,993	6,167
Cash and cash equivalents at the end of the year	$5,843	$7,915	$4,993
Supplemental disclosures of cash flow information:
Interest paid	$86	$17	$35
Income taxes paid	386	341	—
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

Internal Use Software—The Company accounts for software costs for internal use software under the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no costs capitalized during 2004, 2003 or 2002.

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

Goodwill—In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $123, which has been subjected to the transition provisions, including the phase-in and annual impairment test, of SFAS No. 142 and will not be

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

amortized going forward. Goodwill increased $12,546 in 2004 as a result of the acquisition of LifeLink in February 2004 ($5,989) and Heart in July 2004 ($6,557). Valuations of both LifeLink and Heart were performed during 2004. The Company will perform annual impairment assessments of the goodwill in accordance with SFAS No. 142.

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

Letters of Credit

Under terms of the agreement with Heart Consulting Services Pty Ltd. (see note 14), $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 5—Line of Credit: (Continued)

of the Heart asset acquisition (present value computed as $1,293). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively.

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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

Stock option activity during the last three years was as follows:

	Within Plans						Weighted- Average
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price Ranges			Exercise Price
Options outstanding at December 31, 2001	292,574	55,281	28,875	6.50	–	77.00	21.04
Option activity:
Granted	248,665	—	3,125	3.42	–	5.60	5.18
Exercised	—	—	—
Canceled	(21,472)	—	(6,405)	4.64	–	73.50	31.78
Options outstanding at December 31, 2002	519,767	55,281	25,595	3.42	–	77.00	13.97
Option activity:
Granted	129,425	—	25,000	2.8	–	5.55	4.95
Exercised	(25,624)	—	—	3.42	–	6.50	5.78
Canceled	(53,467)	—	(16,095)	3.42	–	74.00	19.40
Options outstanding at December 31, 2003	570,101	55,281	34,500	2.85	–	77.00	11.56
Option activity:
Granted	66,000	—	—	12.64	–	15.76	15.54
Exercised	(15,773)	—	—	4.4	–	8.96	5.96
Canceled	(20,937)	—	—	5.55	–	54.00	18.59
Options outstanding at December 31, 2004	599,391	55,281	34,500	2.85	–	77.00	11.85

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.85 – $ 4.64	53,275	8.15	yrs	$3.17	33,521	$3.32
5.35 – 6.50	470,884	7.38		5.85	438,962	5.88
8.96 – 13.55	22,756	7.24		12.25	16,168	11.84
15.76 – 28.00	70,738	8.39		17.37	8,863	26.39
40.00 – 44.51	21,906	3.44		42.52	20,030	42.68
53.24 – 57.00	41,762	4.59		53.29	22,386	53.33
73.50 – 77.00	7,851	4.86		73.96	6,459	74.06
	689,172				546,389

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

Note 13—LifeLink Acquisition

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

Note 13—LifeLink Acquisition (Continued)

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

During the 2004 year-end audit, the Company’s current independent registered public accounting firm, BDO Seidman, LLP (“BDO”) identified certain significant deficiencies relating to the Company’s internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. BDO’s determination that there were significant deficiencies took into consideration audit differences, both  required adjustments to the Company’s financial statements and unrecorded adjustments, as well as underlying causes for such adjustments, and observations of the Company’s processes, but did not arise from any particular transaction or event. The details of the significant deficiencies relates to the lack of accounting knowledge and leadership at foreign locations, inadequate documentation for certain accounting transactions, insufficient analysis and review of domestic account reconciliations, lack of documentation of development costs and related agreements, and lack of documentation to support the Company’s income tax provisions and related accounts. The Company will evaluate what steps it needs to take to address these significant deficiencies.

The enhancements to internal control over financial reporting made in 2004 constituted significant changes in internal control over financial reporting. There was not, however, any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s  management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.. Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance. They reached this conclusion based in large part on their assessment of (i) the financial expertise of the members of the internal accounting staff, (ii) the regular communications among such persons (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the overall process of preparation and review of the Company’s financial and other disclosure.

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

OPTION GRANTS IN LAST FISCAL YEAR

	Number of	Individual Grants(1)			Potential Realizable Value
	Securities	% of Total			at Assumed Annual Rates
	Underlying	Options Granted	Exercise		of Stock Price Appreciation
	Options Granted	to Employees in	Price Per	Expiration	For Option Term (2)
Name	(#)	Fiscal Year	Share ($/Sh)	Date	5% ($)	10% ($)
Robin Raina(3)	50,000	75.7%	$15.76	4/2/14	$495,569	$1,255,869
Richard J. Baum(3)	10,000	15.2%	$15.76	4/2/14	$99,114	$251,174

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

On January 14, 2005 the Company held the annual meeting of stockholders that had originally been scheduled for 2004. Immediately following the Company’s 2004 annual meeting of stockholders each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. On March 21, 2005 each member of the Compensation Committee received additional options to purchase 150 shares of common stock and each Audit Committee member received additional options to purchase 375 shares of common stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each member of the Audit Committee, other than its Chairman, received cash compensation of $2,500 in 2004 prorated for each member’s actual time of service. Mr. Drislane received $2,500 and Mr. Rich received $625 following the January 14, 2005 meeting. The Audit Committee Chairman received cash compensation of $5,000 in 2004 prorated for the member’s actual time of service. Mr. Bhalla received $2,917 as compensation for serving as Audit Committee Chairman immediately following the January 14, 2005 meeting. On March 24, 2004 Mr. Chisholm, a former member of the Audit Committee, received $3 as compensation as service as a member of the Audit Committee until his resignation on October 26, 2004.

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
Date: August 31, 2005

Title

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

10.16

Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company’s S-3 (No. 333-112616), and incorporated herein by reference).

10.17

Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.18	*	Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto.
10.19

Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.20	*	First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank.

10.21

Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

10.22	*

Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060.

10.23	*	Compensation Arrangement for the Company’s Executive Officers and Directors filed herein. +
21.1	*	Subsidiaries of the Company.
23.1	**	Consent of BDO Seidman, LLP.
23.2	**	Consent of KPMG LLP.
31.1	**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed with the 10-K on March 30, 2005.

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