Form 10-Q
period 2005-09-30
EBIX INC
filed 2005-11-14
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No ☒

As of November 7, 2005, the number of shares of Common Stock outstanding was 2,734,504.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2005

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,817	$5,843
Restricted cash	3,000	3,000
Accounts receivable, less allowance of $12 and $13, respectively	3,241	3,256
Other current assets	569	587
Total current assets	12,627	12,686
Property and equipment, net	1,498	1,450
Goodwill	12,460	12,669
Intangibles, net	3,575	4,234
Other assets	335	296
Total assets	$30,495	$31,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,409	$3,500
Accounts payable and accrued expenses	1,697	1,781
Accrued payroll and related benefits	1,170	1,522
Current portion of long term debt	510	977
Deferred revenue	3,159	2,989
Total current liabilities	9,945	10,769
Long term debt, less current portion	2,314	2,796
Redeemable common stock (157,728 and 357,728 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively) stated at redemption price	1,522	4,262

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 2,734,504 and 2,911,154 shares issued and outstanding, respectively	273	291
Additional paid-in capital	92,760	92,717
Deferred compensation	(300)	(376)
Accumulated deficit	(76,633)	(80,011)
Accumulated other comprehensive income	614	887
Total stockholders’ equity	16,714	13,508
Total liabilities and stockholders’ equity	$30,495	$31,335

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue:
Software	$390	$174	$1,000	$734
Services and other (Including revenues from related parties of $963, $1,004, $2,720 and $2,681, respectively – See Note 6.)	5,506	5,482	16,934	13,532
Total revenue	5,896	5,656	17,934	14,266
Operating expenses:
Services and other costs	1,594	1,422	4,503	3,885
Product development	892	781	2,459	2,202
Sales and marketing	547	431	1,547	1,127
General and administrative	1,413	1,684	4,928	3,950
Amortization and depreciation	317	338	965	810
Total operating expenses	4,763	4,656	14,402	11,974
Operating income	1,133	1,000	3,532	2,292
Interest income	125	28	290	70
Interest expense	(142)	(105)	(357)	(108)
Foreign exchange (loss) gain	(17)	(3)	58	5
Income before income taxes	1,099	920	3,523	2,259
Income tax benefit (expense)	127	61	(145)	(122)

Net income	$1,226	$981	$3,378	$2,137

Basic earnings per common share	$0.45	$0.34	$1.20	$0.78

Diluted earnings per common share	$0.40	$0.31	$1.08	$0.70

Basic weighted average shares outstanding	2,734	2,900	2,808	2,742

Diluted weighted average shares outstanding	3,089	3,208	3,123	3,064

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,378	$2,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	814
Stock-based compensation	(13)	53
Restricted stock compensation	48	—
Provision for doubtful accounts	6	123
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	9	(628))
Other assets	(21)	(505)
Accounts payable and accrued expenses	(84)	(210)
Accrued payroll and related benefits	(352)	(847)
Deferred revenue	170	340
Net cash provided by operating activities	4,106	1,277
Cash flows from investing activities:
Acquisition of LifeLink, net of cash acquired	—	(4,763)
Acquisition of Heart, net of cash acquired	—	(3,152)
Capital expenditures	(382)	(170)
Net cash used in investing activities	(382)	(8,085)
Cash flows from financing activities:
Proceeds from borrowings related to line of credit	—	3,500
Payments on line of credit	(91)	—
Repurchase of stock guarantee	(2,700)	—
Restricted cash	—	(3,000)
Proceeds from the exercise of stock options	65	45
Proceeds from the issuance of common stock, net of issuance costs	—	2,977
Payments of long term debt	(949)	(73)
Net cash (used in) provided by financing activities	(3,675)	3,449
Effect of foreign exchange rates on cash	(75)	—
Net change in cash and cash equivalents	(26)	(3,359)
Cash and cash equivalents at the beginning of the period	5,843	7,915
Cash and cash equivalents at the end of the period	$5,817	$4,556
Supplemental disclosures of cash flow information:
Interest paid	$155	$43
Income taxes paid	$260	$342
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

During the third quarter of 2004, Ebix Australia acquired the operating assets of Heart Consulting PTY Ltd. in exchange for an aggregate purchase price (in Australian dollars) of A$10,175,000 ($7,116,000 USD) (based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175,000 ($3,619,000 USD) in cash at closing, A$2,000,000 ($1,399,000 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000,000 ($2,098,000 USD) payable in 157,728 shares of common stock of Ebix issued at the closing. The Company also capitalized approximately $106,000 of transaction costs in conjunction with the acquisition during the first nine months of 2004.

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire current year.

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

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature.”  The Company applies the provisions of
SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2005 and 2004, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

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

Stock Options - At September 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure – an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income, as reported	$1,226,000	$981,000	$3,378,000	$2,137,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	5,000	14,000	14,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(55,000)	(271,000)	(594,000)	(1,118,000)
Pro forma net income	$1,176,000	$715,000	$2,798,000	$1,033,000

Basic earnings per share, as reported	$0.45	$0.34	$1.20	$0.78
Diluted earnings per share, as reported	$0.40	$0.31	$1.08	$0.70
Basic earnings per share, pro forma	$0.43	$0.25	$1.00	$0.38
Diluted earnings per share, pro forma	$0.38	$0.22	$0.90	$0.34

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March 2005, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB No. 123R.  Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year.  As a result, the Company will be required to comply with the provisions of FAS 123R beginning January 1, 2006.  The Company is evaluating the requirements of FAS 123R. However, because the Company currently accounts for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations.  The Company estimates that the impact will be approximately $222,000 of compensation expense for the year ended December 31, 2006 and approximately $24,000 of compensation expense for the year ended December 31, 2007 based on the current information.

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

Note 2.  STOCK OPTIONS

During the first nine months of 2005, the Company did not grant any stock options to employees; however, options to purchase a total of 10,575 shares of the Company’s common stock were issued to non-employee directors subsequent to the Company’s annual meeting of stockholders held on January 14, 2005. These options were granted at an exercise price per share equal to the fair market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 31,375 shares were outstanding at September 30, 2005.  These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant).  The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 51%, risk free interest rate of 4% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 become exercisable over four years, but exercisability accelerates if a performance target is achieved.  At September 30, 2005, non-employee options to purchase 5,312 shares were exercisable.  The Company recognized a credit to compensation expense of approximately $12,000 related to these options during the three-month period ended September 30, 2005.  The Company recognized a credit to compensation expense of approximately $38,000 related to these options during the nine-month period ended September 30, 2005. The Company recognized compensation expense of approximately $1,000 and $36,000 related to these options during the three-month and nine month periods ended September 30, 2004, respectively.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to an employee who is the brother of the Company’s Chief Executive Officer, in connection with his joining the Company as an employee.  The option grantee was an employee when he received the grant.   The options become exercisable over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant.  This grant was not subject to any of the Company’s stock option plans.  The total intrinsic value associated with the granting of these options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $6,000 and $18,000 related to these options during each of the three-month periods and nine-month periods ended September 30, 2005 and September 30, 2004, respectively.

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

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date.  In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,012,848 in the case of Mr. Raina and $454,889 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants.  The Company recognized compensation expense of approximately $8,000, and $57,000 related to these shares during the three and nine month periods ended September 30, 2005.

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

Note 4.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2005 was 2,734,112 and 2,807,518, respectively. The weighted average number of shares outstanding for the three and nine months ended September 30, 2004 was 2,900,000 and 2,742,000, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method.  Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and nine months ended September 30, 2005 and September 30, 2004, the Company’s common stock equivalents consisted of stock options.  For the three and nine months ended September 30, 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 355,020 and 315,519, respectively. At September 30, 2005, the fully diluted weighted average number of shares outstanding for the three and nine months ended was 3,089,132 and 3,123,037, respectively.  For the three and nine months ended September 30, 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 308,000 and 322,000, respectively. At September 30, 2004, the fully diluted weighted average number of shares outstanding for the three and nine months ended was 3,208,000 and 3,064,000, respectively.   At September 30, 2005, there were 372,155 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At September 30, 2004, there were 393,000 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5.  COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$1,226,000	$981,000	$3,378,000	$2,137,000
Other comprehensive (expense) income – foreign currency translation adjustment	(45,000)	57,000	(272,000)	84,000
Comprehensive income	$1,181,000	$1,038,000	$3,106,000	$2,221,000

Note 6.  RELATED PARTY AND SIGNIFICANT CUSTOMER TRANSACTIONS

In 2001, the Company issued 868,000 shares of its common stock to BRiT Insurance Holdings PLC (“BRiT”), for $7,000,000. The total shares held by BRiT at September 30, 2005 was 930,163, representing an equity ownership of approximately 34%.  At September 30, 2005, BRiT also owned approximately 70% of CF Epic Insurance and General Fund, which owned approximately 8% of the Company’s common stock.

The Company has entered into various software and service agreements with BRiT.  During the three and nine months ended September 30, 2005, approximately $963,000 and $2,720,000, respectively, was recognized as revenue from BRiT and its affiliates. During the three and nine months ended September 30, 2004, approximately $1,004,000 and $2,681,000, respectively, was recognized as revenue from BRiT and its affiliates. Total accounts receivable from BRiT and its affiliates at September 30, 2005 and December 31, 2004 were $196,000 and $718,000, respectively.

During the three and nine months ended September 30, 2005, approximately $1,157,000 and $2,435,000, respectively, was recognized as revenue from another significant customer, AON.  During the three and nine months ended September 30, 2004, approximately $326,000 and $1,395,000, respectively, was recognized as revenue from AON. Total accounts receivable from AON at September 30, 2005 and December 31, 2004 were $386,000 and $186,000, respectively.

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

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $144,000 and $432,000 of amortization expense related to these intangibles for the three and nine months ended September 30, 2005, respectively, and $144,000 and $347,000 of amortization expense related to these intangibles for the three and nine months ended September 30, 2004, respectively.

(in thousands)

Estimated Amortization Expenses:

For the year ending December 31, 2005	$575
For the year ending December 31, 2006	$575
For the year ending December 31, 2007	$575
For the year ending December 31, 2008	$575
For the year ending December 31, 2009	$358
Thereafter	$367

The acquisition of LifeLink was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.  The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the LifeLink goodwill and intangible assets as of September 30, 2005 and it was determined that the assets were not impaired.

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

The Company classified $1,522,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 157,728 shares at a price of AU$2,000,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of September 30, 2005, the holder had not sold any of the shares of the Company’s common stock received in this transaction.

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

Of the $1,229,000 of intangible assets acquired, $630,000 was assigned to customer relationships with a remaining useful life of four years, $410,000 was assigned to developed technology and $189,000 was assigned to trademarks with remaining estimated useful lives of five years. The Company recorded $61,000 and $199,000 of amortization expense related to these intangible assets for the three- and nine-month period ended September 30, 2005.  The Company recorded $58,000 of amortization expense related to these intangible assets for both the three and nine-month periods ended September 30, 2004.

(in thousands)

Estimated Amortization Expenses:

For the year ended December 31, 2005	$307
For the year ended December 31, 2006	$307
For the year ended December 31, 2007	$307
For the year ended December 31, 2008	$220
For the year ended December 31, 2009	$66

The acquisition of Heart was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services. The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the Heart goodwill and intangible assets as of September 30, 2005 and it was determined that the assets were not impaired.

Note 9. PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the nine months ended September 30, 2004 presents the consolidated operations of the Company as if the LifeLink and Heart acquisitions had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

Nine Months Ended September 30, 2004

Revenue	$16,370,000
Net income	$2,307,000
Basic earnings per share	$0.80
Diluted earnings per share	$0.72

Note 10. LINE OF CREDIT AND OTHER COMMITMENTS

Bank Line of Credit

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004.  On February 23, 2005, the Company entered into an amendment to the credit agreement amending certain financial covenants.  Major features of the line, as amended, include an interest rate equal to the prime rate, security at 60% of the amount of the line in a restricted interest-bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of September 30, 2005, total borrowings on this line were $3,409,000, of which $3,000,000 was classified as restricted cash because it was restricted from use in accordance with the line of credit agreement. The agreement provides that the line is secured by substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30,

2005.

In October 2005, the Company entered into an amendment to the credit agreement which deleted the security at 60% of the amount of the line in a restricted interest-bearing account, which at September 30, 2005 was restricted cash of $3,000,000 and extended the expiration date to October 31, 2006.

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

Self Insurance

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75,000 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims.  As of September 30, 2005, the maximum aggregate liability calculated was $662,000 for the annual contract period which ends in September 2006.

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

Results of Operations

Three-Month Period Ended September 30, 2005 Compared to the Three-Month Period Ended September 30, 2004

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software and from professional services and support services.  Total revenue for the quarter ended September 30, 2005 increased $240,000, or 4.2%, to $5,896,000 from $5,656,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix products (formerly referred to as “cd products”), current legacy products, and other third party software.  Total software revenue for the third quarter of 2005 increased $216,000, or 124.1%, to $390,000 from $174,000 for the comparable quarter of the prior year.  This increase was primarily due to the BRICS software sale of $98,000 and an increase in international software license revenue of $80,000 in the third quarter of 2005 compared to the third quarter of 2004.

Services Revenue — Services revenue includes revenue derived from consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in services revenue are fees for software license maintenance, LifeLink services (February 23, 2004 to September 30, 2004 for the year to date period ended September 30, 2004, the entire quarter ended September 30, 2004 and the entire three and nine month periods ended September 30, 2005), Heart services (July 1, 2004 to September 30, 2004 for the year to date period ended September 30, 2004, the entire quarter ended September 30, 2004 and the entire three and nine month periods ended September 30, 2005), initial registration and ongoing monthly subscription fees for the EbixASP product, and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue.

Total services revenue for the third quarter of 2005 increased $24,000, or 0.4%, to $5,506,000 from $5,482,000 for the comparable quarter of the prior year.  This increase was primarily due to an increase in consulting service revenue of $255,000, an increase in LifeLink revenue of $215,000, partially offset by a decrease in international service revenue of $91,000, a decrease in hosting revenue of $24,000, a decrease in support revenue associated with legacy products of $180,000, a decrease in EbixASP revenue of $6,000, a decrease in INS-Site revenue of $17,000, a decrease in Ebix.mall revenue of $111,000 and a decrease in call center revenue of $17,000.

During the third quarter of 2005 and 2004, approximately $963,000 and $1,004,000, respectively, was recognized as services revenue from BRiT Insurance Holdings PLC (“BRiT”) and its affiliates.  The amounts represented 16% and 18%, respectively, of the Company’s total revenues for the third quarter of 2005 and 2004, respectively. BRiT owned approximately 34% of the Company’s common stock as of September 30, 2005.  In addition, the Company has been informed that as of September 30, 2005, BRiT owned approximately 70% of the equity interests of CF Epic Insurance and General Fund, which at September 30, 2005 owned approximately 8% of the Company’s outstanding common stock. For the three-month periods ended September 30, 2005 and September 30, 2004, 19% and 6%, respectively, of the Company’s total revenues were from AON.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Third quarter of 2005	$641,000	$5,896,000
Third quarter of 2004	$821,000	$5,656,000

Support revenue decreased $180,000, or 22%, and as a percentage of total revenue to 11% from 15%, in the third quarter of 2005 compared to the third quarter of 2004.

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

Services and other costs - Cost of services includes costs associated with support, call center, consulting, implementation and training services.  Total services and other costs for the quarter increased $172,000, or 12.1%, to $1,594,000 from $1,422,000 for the comparable quarter of the prior year.  This increase was primarily due to an increase in payroll expenses related to the hiring of support employees and the related increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs.

Product Development Expenses - Total product development expenses for the third quarter of 2005 increased $111,000, or 14.2%, to $892,000 from $781,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll expenses of $42,000 due to an increase in headcount in India and an increase in facility costs of $69,000 as a result of an increase in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the third quarter of 2005 increased $116,000, or 26.9%, to $547,000 from $431,000 for the comparable quarter of the prior year.  This increase was attributable to an increase in marketing spending of $14,000, an increase in travel expenses of $15,000 related to various tradeshows during the quarter, an increase in international sales and marketing expenses of $36,000, an increase in facility costs allocated to sales and marketing of $40,000, an increase in office supplies of $9,000 and an increase in payroll expense of $2,000.

General and Administrative Expenses —Total general and administrative expenses for the quarter decreased $271,000, or 16.1%, to $1,413,000 from $1,684,000 for the comparable quarter of the prior year.  This decrease was due to an increase in the amount of facility costs allocated to other departments of $141,000, a decrease in audit and legal expenses of $126,000, a decrease in bad debt expense of $66,000, a decrease in travel and entertainment expenses of $35,000 and a decrease in insurance expense of $4,000 partially offset by an increase in international expenses of $95,000 and an increase in office and rent expense of $6,000.

Amortization and Depreciation Expenses – Total amortization and depreciation expenses for the quarter decreased $21,000, or 6.2%, to $317,000 from $338,000 for the comparable quarter of the prior year.   This decrease was primarily due to the amortization of capitalized software, which decreased $27,000 for the quarter as capitalized software was fully amortized partially offset by an increase in depreciation expense of $6,000.

Income Tax Expense— The Company incurred a tax benefit for the third quarter of 2005 as a result of a foreign tax refund and the implementation of a new tax structure which was completed during the quarter.

Nine-Month Period Ended September 30, 2005 Compared to the Nine-Month Period Ended September 30, 2004

Total Revenue - Total revenue for the nine-month period ended September 30, 2005 increased $3,668,000, or 25.7%, to $17,934,000 from $14,266,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the nine-month period ended September 30, 2005 increased $266,000, or 36.2%, to $1,000,000 from $734,000 for the comparable period of the prior year. This increase was primarily due to the BRICS software sale of $306,000 partially offset by a decrease in international software license revenue of $34,000 in the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004.

Services Revenue — Total services revenue for the nine-month period ended September 30, 2005 increased $3,402,000, or 25.1%, to $16,934,000 from $13,532,000 for the comparable period of the prior year.  This increase was due to an increase in Heart service revenue of $2,123,000, an increase in consulting service revenue of $567,000, an increase in LifeLink revenue of $1,454,000 and an increase in call center revenue of $17,000 partially offset by a decrease in international service revenue of $122,000, a decrease in Ebix.mall revenue of $80,000, a decrease in hosting revenue of $21,000, a decrease in support revenue associated with legacy products of $465,000, a decrease in EbixASP revenue of $21,000 and a decrease in INS-Site revenue of $50,000.

During the nine-month periods ended September 30, 2005 and 2004, approximately $2,720,000 and $2,681,000, respectively, was recognized as services revenue from BRiT and its affiliates.  The amounts represented 15% and 19% of the Company’s total revenues for the nine-month periods ended September 30, 2005 and 2004, respectively, and the increase in such revenues of $39,000 represented 1.0% of the total increase in the Company’s revenues for the nine month period ended September 30, 2005 compared to the same period of 2004. For the nine-month periods ended September 30, 2005 and September 30, 2004, 14% and 10% of the Company’s total revenues were from AON.  Neither BRiT and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing as discussed above due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Nine months ended September 30, 2005	$2,095,000	$17,934,000
Nine months ended September 30, 2004	$2,560,000	$14,266,000

Support revenue decreased $465,000, or 18%, and as a percentage of total revenue to 12% from 18%, for the nine-month period ended September 30, 2005 compared to the same period in 2004.

Services and other costs - Total services and other costs for the nine-month period ended September 30, 2005 increased $618,000, or 15.9%, to $4,503,000 from $3,885,000 for the comparable period of the prior year.  This increase was primarily due to an increase in payroll expenses related to the acquisition of Heart, the hiring of support employees and the related increase in facility costs (which are allocated to each department based on headcount) allocated to services and other costs.

Product Development Expenses - Total product development expenses for the nine-month period ended September 30, 2005 increased $257,000, or 11.7%, to $2,459,000 from $2,202,000 for the comparable period of the prior year. This increase was due to an increase in payroll expenses related to an increase in headcount related to the acquisition of LifeLink of $88,000, an increase in headcount in India resulting in an increase in payroll expense of $59,000 and an increase in facility costs of $110,000 as a result of increases in headcount.

Sales and Marketing Expenses - Total sales and marketing expenses for the nine-month period ended September 30, 2005 increased $420,000, or 37.3%, to $1,547,000 from $1,127,000 for the comparable period of the prior year.  This increase was attributable to an increase in payroll expenses related to the hiring of employees of $120,000, an increase in marketing spending of $65,000 and travel expenses of $55,000 related to various tradeshows during the period, an increase in facilities allocation of $75,000, an increase in international marketing expenses of $66,000 and an increase in telephone and office supplies of $42,000 partially offset by a decrease in consulting expenses of $3,000.

General and Administrative Expenses —Total general and administrative expenses for the nine-month period ended September 30, 2005 increased $978,000, or 24.8%, to $4,928,000 from $3,950,000 for the comparable period of the prior year.  This increase was due to an increase in accrued bonus of $500,000 primarily as a result of the 2005 supplemental bonus being accrued compared to no such accrual in 2004, an increase in insurance expense of $11,000, an increase in operating expenses related to Heart of $341,000, an increase in international operating expenses of $79,000, an increase in payroll of $194,000, an increase in office expense and rent of $63,000, and an increase in consulting expenses of $65,000, partially offset by an increase in the amount of facility costs allocated to other departments of $72,000, a decrease in bad debt expense of $84,000, a decrease in marketing expenses of $76,000, and a decrease in audit and legal expenses of $31,000 and a decrease in travel and entertainment of $12,000.

Amortization and Depreciation Expenses – Total amortization and depreciation expenses for the nine-month period ended September 30, 2005 increased $155,000, or 19.1%, to $965,000 from $810,000 for the comparable period of the prior year.  This increase was due to the addition of LifeLink intangible assets in February 2004 and Heart intangible assets in July 2004.   Total Heart intangible amortization for the period was $200,000 compared to $58,000 in the comparable period of the prior year, as Heart was acquired in July 2004.  Total LifeLink intangible amortization increased $85,000 for the period to $432,000 from $347,000 in the comparable period of the prior year.  This increase reflects a partial period of amortization in 2004, as LifeLink was acquired February 23, 2004, compared to a full period of amortization in 2005.  In addition, depreciation expense increased $10,000 as a result of an increase in assets acquired as part of the LifeLink acquisition, and amortization of capitalized software decreased $82,000 for the period as capitalized software was fully amortized.

Income Tax Expense— The effective tax rate for the nine-month period ended September 30, 2005 of 4% was lower than the rate for the comparable period of the prior year of 5% due to a different income mix among the various tax jurisdictions in which the Company does business, a foreign tax refund and the implementation of a new tax structure which was completed during the third quarter of 2005.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,817,000 and restricted cash of $3,000,000 at September 30, 2005, compared to cash and cash equivalents of $5,843,000 and restricted cash of $3,000,000 at December 31, 2004.

During the nine months ended September 30, 2005, the Company generated operating cash flow of $4,106,000 as compared to $1,277,000 of operating cash flow for the nine months ended September 30, 2004. This increase resulted primarily from $3,378,000 of net income, an increase in deferred revenue of $170,000 primarily related to the acquisition of LifeLink and Heart, $965,000 in amortization and depreciation and an increase in accounts receivable of $9,000, partially offset by a decrease in other assets of $21,000, a decrease in accrued payroll and related benefits of $352,000 and a decrease in accounts payable and accrued expenses of $84,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $382,000 in the nine months ended September 30, 2005 primarily represented capital expenditures primarily related to the relocation of the Sydney, Australia office.  Cash used in financing activities of $3,675,000 resulted from the Company’s repurchase of a redeemable stock guarantee of $2,700,000, the payment of a long-term debt obligation of $949,000 and payments on the line of credit of $91,000 partially offset by the proceeds from the exercise of stock options of $65,000.

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004.  On February 23, 2005, the Company entered into an amendment to the credit agreement amending certain financial covenants.  Major features of the line, as amended, include an interest rate equal to the prime rate, security at 60% of the amount of the line in a restricted interest-bearing account and timely financial reporting requirements. The line of credit will expire on October 31, 2005. As of September 30, 2005, total borrowings on this line were $3,409,000, of which $3,000,000 was classified as restricted cash because it was restricted from use in accordance with the line of credit agreement. The agreement provides that the line is secured by substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2005. In October 2005, the Company entered into an amendment to the credit agreement, which deleted the security at 60% of the amount of the line in a restricted interest-bearing account, which at September 30, 2005 was restricted cash of $3,000,000 and extended the expiration date to October 31, 2006.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at September 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)	$7,955	$5,989	$1,966	$—	$—
Operating Leases Obligations	2,278	763	1,236	279	—
Capital Leases Obligations	—	—	—	—	—
Total	$10,233	$6,752	$3,202	$279	$—

(1)  $1,522,000 is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the Heart acquisition. See note 8 to the condensed consolidated financial statements included in this Form 10-Q.

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

Revenues from one customer, BRiT Insurance Holdings PLC and its affiliates, which at September 30, 2005 owned approximately 34.0% of our common stock and approximately 70% of CF Epic Insurance and General Fund, which at that date owned approximately 8% of our common stock, represented approximately 15% and 19% of our total revenue for the nine-month periods ended September 30, 2005 and 2004, respectively. If revenues from this customer were to discontinue, our operating results would likely be adversely affected.

Revenues from another customer, AON, represented approximately 14% and 10% of our total revenue for the nine-month periods ended September 30, 2005 and 2004, respectively. If revenues from this customer were to discontinue, our operating results would likely be adversely affected.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At September 30, 2005, BRiT Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 54.0% of our outstanding common stock. In addition, at September 30, 2005, CF Epic Insurance and General Fund, of which BriT owns approximately 70% of the equity interests, beneficially owned 8% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars.  However, the Company has foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, the Company and its subsidiaries have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction losses of $17,000 and $3,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. The impact of fluctuations in these currencies resulted in net transaction gains for the nine months ended September 30, 2005 and September 30, 2004 of $58,000 and $5,000, respectively.  The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term.  Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $30,000 and $112,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $265,000 and $246,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

There have been no material changes in the Company’s interest rate risk during the three and nine months ended September 30, 2005.  For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to provide such reasonable assurance.

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s repurchases of shares of its common stock during the nine months ended September 30, 2005.

Period	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under Publicly Announced Program
April (1)	200,000	$13.50	—	—
May	—	—	—	—
June	—	—	—	—
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—

(1) See Note 7 to the financial statements included in this Quarterly Report.

Item 6.    EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description

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

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) and incorporated herein by reference.

10.1	Third Amendment to Loan and Security Agreement dated October 2005, between Ebix, Inc. and LaSalle Bank National Association.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: November 11, 2005	By
/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary