Form 10-K
period 2005-12-31
EBIX INC
filed 2006-03-30
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

to

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Title of each class

Common Stock, par value $0.10 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of March 16, 2006, the number of shares of Common Stock outstanding was 2,752,752. As of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $12,956,914 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

EBIX, INC.

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

PART I

Item 1.                        BUSINESS

Ebix, Inc. (the “Company”), which changed its name from ebix.com, Inc. on December 30, 2003, was founded in 1976 as Delphi Systems, Inc., a California corporation. In this report, Ebix, Inc. is referred to as the “Company,” while Ebix.com (Ebix.com is a registered trademark of Ebix, Inc.) refers to the Company’s website.

The Company is an international provider of software and Internet-based solutions for the insurance industry. International revenue accounted for 37%, 33% and 31% of total revenue in 2005, 2004 and 2003, respectively. Historically and during 2005, the Company’s revenue has been derived primarily from professional and support services (95% of revenue in 2005) and from the licensing and sale of software comprised of proprietary software and third-party software (5% of revenue in 2005). Professional services and support include software development projects, transaction based fees, fees for software license maintenance, initial registration and ongoing monthly subscription fees from the EbixASP product and business process outsourcing revenue. Also included in professional services and support are fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems and those in the process of installing systems.

On February 23, 2004 the Company acquired LifeLink Corporation (“LifeLink”) located in Park City, Utah. LifeLink markets a number of software products that provide sales illustrations and quote comparison services to insurance carriers and wholesalers operating in the life insurance and long-term care markets. The Company acquired all of the outstanding stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable in cash and stock. See note 13 to the consolidated financial statements included in this Form 10-K. The acquisition of LifeLink has provided the Company with an entrée to the life insurance segment of the insurance market from both the agent/broker and carrier perspective. On May 2, 2005, the LifeLink name was changed to EbixLife Inc. (“EbixLife”).

On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”). Heart was a broker systems vendor in Australia that provided end-to-end ASP broker systems to more than 650 brokers in Australia. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable in cash, letters of credit and stock. See note 14 to the consolidated financial statements included in this Form 10-K. The acquisition of Heart provided us with a significant share of the smaller broker market in Australia, substantially raising our overall insurance broker market share in Australia. Prior to the acquisition of certain assets of Heart, the Company had a large share of the mid-sized broker market in Australia.

Information on the Company’s revenues, net income and fixed assets in different geographic areas is furnished in note 12 to the consolidated financial statements, included elsewhere in this Form 10-K.

Industry overview—The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. Consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant changes in the next several years to meet the changing distribution model. Changes in the insurance industry may create both opportunities and challenges for the Company.

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

Products and Services—The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents; (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product, named Business Reinsurance and Insurance Company System (“BRICS”); (3) worldwide sales and support of agency management systems including EbixASP and eGlobal; (4) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely, EbixLife and EbixExchange; and (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, system sales, the sale and licensing of BRICS, international operations, EbixLife, EbixExchange, call center services and support.

The Company provides development consulting to brokers, carriers and agents. Some of the Company’s recent projects for clients include: development of a reinsurance exchange for a European company; design and development of a carrier system over the web for a large European company; design and development of a carrier system for a U.S. company; and development of an online application, underwriting, policy issuance, and claims system for an insurance carrier; development of bank assurance system for an international broker/banker; and development and deployment of new exchange functionality in Australia, etc. In addition, the Company has developed call center and business process outsource operations for large brokers, insurance companies and retail brokers.

EbixLife markets a number of software products that provide sales illustrations and quote comparison services to insurance carriers and wholesalers operating in the life insurance, annuity and long-term care markets. The assets of EbixLife acquired by the Company were utilized by EbixLife in connection with the life insurance sales software applications business, and the Company intends to continue such use of these assets into the foreseeable future.

In 2001, the Company began marketing the EbixASP product to beta customers, and it became available to the general public in 2002. EbixASP is a web-enabled system for insurance agencies to manage their businesses. EbixASP is sold both as a hosted and a self-hosted product. Revenues generated from the sale of EbixASP hosted by the Company are recorded in services revenue, while revenues generated from the sale of self-hosted EbixASP are recorded in software revenue. The Company-hosted product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. As a result of the Company’s acquisition of certain assets of Heart in July 2004, the Company focuses on providing ASP based broker systems to small and midsize brokers in the Australian market.

Ebix.mall generates revenues through transaction fees billed to insurance agencies and carriers who use the Ebix.com website.

The product “BRICS” refers to custom software development of systems for insurance carriers on a contractual basis. These systems are unique for each customer and are client hosted.

EbixExchange is an Internet based service developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers and is part of the total revenue generation from the other product offerings, which feature EbixExchange as part of their technology. The service was completed in late 2002 and is currently being used for the download function in EbixASP and the rating functionality in the Company’s business to consumer exchange, Ebix.mall. In May 2001, the Company purchased the INS-Site product line. The INS-Site product line could be characterized as an earlier model of EbixExchange, facilitating carrier-to-agent workflow such as download of policy information, upload of new business or policy change requests, as well as agent inquiry of key policy information such as status, billing and claims. INS-Site generates revenue through hosting and service fees.

The Company also continues to provide its agency management software product line, which is comprised of “eGlobal”, a modular agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and “Ebix.one”, a structured system utilizing many features of the Company’s previous products. The Company also continues to support but no longer sells six “legacy” products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

The software products offered by the Company range in price from $85 per month per seat to $2,700 per license, depending on whether the customers are obtaining the products through a service hosted by the Company or hosting the products themselves, and the total contract value for certain multiple-site global brokers can be over $1,000,000. For the years ended December 31, 2005 and December 31, 2004, Brit Insurance Holdings PLC (“Brit”) and its affiliates, accounted for approximately 16% and 18%, respectively, of consolidated revenue. See note 2 to the consolidated financial statements included in this Form 10-K. In addition to Brit and its affiliates, one customer, AON, accounted for approximately 11% of consolidated revenue for the year ended December 31, 2003. AON accounted for less than 10% of the consolidated revenue for the years ended December 31, 2005 and December 31, 2004.

System Design and Architecture—The Company’s new product offerings utilize the latest Internet based architecture. “eGlobal” is a client/server based system, which runs on an Oracle relational database software technology. “Ebix.one” is operational on Pervasive database software.

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

EbixLife’s WinFlex is a life insurance sales presentation system. The product is hosted by the Company at a fully managed hosting facility, Consonus, using a MS-SQL server, Microsoft ASP on multiple servers in a load balanced environment with redundancy in terms of back ups and downtime.

Backlog—There was no significant backlog as of December 31, 2005 or December 31, 2004.

Product Development—At December 31, 2005, the Company employed 95 (72 international and 23 domestic) full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the website. Development of custom software enhancements for customers can be used in system development for other customers.

The Company’s development focus is in four areas: (i) continued enhancement of EbixASP and eGlobal, (ii) developing technology for insurance carriers, brokers and agents, including, in some cases, hosting the systems developed, (iii) continued enhancement of EbixExchange, and (iv) continued maintenance of the Ebix.com website.

Product development expenditures were $3,258,000, $3,016,000 and $1,552,000 in 2005, 2004 and 2003, respectively. Increases in product development are a result of the acquisition of EbixLife in 2004 and an increase in developers internationally. Product development expenditures related to general product development and specific projects for clients.

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

Employees—At December 31, 2005, the Company had 229 employees, including 16 in sales and marketing, 95 in product development, 71 in customer service and operations, 19 in call center and 28 in general management, administration and finance. None of the Company’s employees are presently covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Item 1A.                RISK FACTORS

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

Revenues from one customer, Brit Insurance Holdings PLC and its affiliates, which at March 16, 2006 owned approximately 34.0% of our common stock and approximately 78% of CF Epic Insurance and General Fund, which at that date owned approximately 8.1% of our common stock, represented approximately 16% ($3,762,000) of our total revenue in 2005 and 18% ($3,551,000) of our total revenue in 2004. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another customer, AON, represented approximately 7% ($1,594,000) and 9% ($1,856,000) of our total revenue in 2005 and 2004, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

In the event we complete one or more acquisitions, we may be subject to a variety of risks, including risks associated with an ability to integrate acquired assets or operations into our existing operations, higher costs or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated timeframes or at all, one or more of which risks, if realized, could have an adverse impact on our operations.

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Robin Raina, our President and Chief Executive Officer. The loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, nor do we maintain key man life insurance policies on any of our key employees.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At March 16, 2006, Brit Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 54.4% of our outstanding common stock. In addition, at March 16, 2006, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests, beneficially owned 8.1% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders, held on December 16, 2005, the following members were elected to the Company’s Board of Directors, each by the respective vote indicated to the right of such nominee’s name:

Nominee	For	Authority Withheld
Richard Baum	2,260,422	29,071
Hans U. Benz	2,260,677	28,816
Pavan Bhalla	2,260,677	28,816
Neil D. Eckert	2,260,677	28,816
Rolf Herter	2,260,677	28,816
Hans Ueli Keller	2,260,677	28,816
Robin Raina	2,260,422	29,071

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for the Company’s common stock is the NASDAQ SmallCap Market. The Company’s common stock trades under the symbol “EBIX.” As of December 31, 2005, there were 90 holders of record of the Company’s common stock.

The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2005 and 2004.

Year Ended December 31, 2005	High	Low
First quarter	$15.75	$10.13
Second quarter	14.40	10.08
Third quarter	20.02	13.92
Fourth quarter	19.95	17.50

Year Ended December 31, 2004	High	Low
First quarter	$16.94	$11.50
Second quarter	15.95	11.50
Third quarter	14.19	11.75
Fourth quarter	15.25	12.54

As of March 16, 2006, there were 2,752,752 shares of the Company’s common stock outstanding.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the development and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during 2005, except as previously disclosed in a quarterly report on Form 10-Q.

Recent Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2005.

Item 6.                        SELECTED FINANCIAL DATA

The following data for fiscal years 2005, 2004, and 2003 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In thousands, except per share data)
Results of Operations:
Revenue	$24,100	$19,983	$14,433	$12,651	$12,887
Operating income	4,650	2,406	1,691	794	201
Net income	$4,322	$2,240	$1,669	$502	$118
Net income per share:
Basic	$1.55	$0.80	$0.73	$0.22	$0.06
Diluted	$1.38	$0.72	$0.71	$0.22	$0.06
Shares used in computing per share data:
Basic	2,789	2,784	2,294	2,291	1,920
Diluted	3,121	3,104	2,349	2,293	1,966
Financial Position:
Total assets	$27,981	$31,335	$11,971	$9,966	$10,426
Short-term debt	969	4,477	73	114	260
Long-term debt	1,844	2,796	—	73	254
Redeemable common stock	1,461	4,262	—	—	—
Stockholders’ equity	$17,501	$13,508	$6,692	$4,725	$3,895

Item 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. For a discussion of risk uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by the forward looking statements, see “Item 1. Business—Risk Factors.” See also, “Safe Harbor for forward-looking statements under the Private Securities Litigation Act of 1995.”

The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents; (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product BRICS; (3) worldwide sales and support of agency management systems including EbixASP and eGlobal; (4) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely EbixLife and EbixExchange; and (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through ASP models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, system sales, the sale and licensing of BRICS, international operations, EbixLife, EbixExchange, call center services and support.

The product referred to as “BRICS” pertains to custom software development of systems for insurance carriers on a contractual basis to which the Company plans to ascribe increased focus in the future. These systems are unique for each customer and are client hosted. During 2005, the Company recognized revenue of $888,000 related to BRICS.

During 2004, the Company completed two synergistic acquisitions (EbixLife and Heart) which have added revenue and earnings to the Company’s consolidated results in a proportionate amount (no dilution). On February 23, 2004, the Company acquired LifeLink Corporation (renamed to EbixLife Inc. (“EbixLife”) on May 2, 2005). The operations of EbixLife have been included in the Company’s financial statements since that date. On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. During 2005, the Company recognized revenue of $6,166,000 and $4,084,000 related to EbixLife and Heart, respectively. During 2004, the Company recognized revenue of $4,684,000 and $1,706,000 related to EbixLife and Heart, respectively. The Company intends to seek to increase revenue and income in the future through identification of additional synergistic acquisitions and through increasing emphasis on the sale and licensing of large scale development projects for insurance carriers, brokers and agents, where the margins are the greatest.

During 2005, the Company entered into various software and service agreements with Brit, which beneficially owned approximately 34% of the Company’s outstanding common stock at March 16, 2006 (see Note 2 to the consolidated financial statements included herein). In addition, at March 16, 2006, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests, beneficially owned 8.1% of the Company’s outstanding common stock. Approximately $3,762,000 was recognized as revenue during 2005 from Brit and its affiliates, representing approximately 16% of the Company’s total revenue for that year. Total accounts receivable related to Brit and its affiliates at December 31, 2005 were $988,000. The Company expects to continue these types of arrangements with Brit and its affiliates. These agreements relate to the customization of EbixASP for the European markets in addition to hosting, development, and transaction fees.

In 2001, the Company began marketing the EbixASP product and it became available to the general public in 2002. EbixASP is a web-enabled system for insurance agencies to manage their businesses. This product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. During 2005, the Company recognized revenue of $561,000 related to EbixASP.

The Company also continues to provide its agency management software product line, comprised of “eGlobal”, a modular agency management solution providing flexibility and the ability to handle unstructured data and complex risk, and “Ebix.one”, a structured system utilizing many features of the Company’s previous products. The Company also continues to support, but no longer sells, six “legacy”

products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company will continue to encourage customers utilizing legacy products to migrate to newer products.

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

Revenue recognition—We derive our revenue primarily from two sources: (1) product revenue, which includes software licenses and (2) services and support revenue, which includes software license maintenance, software development, training, consulting and hosting revenue. As described below, significant management judgments, estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

In May 2003, the Financial Accounting Standards Board (“FASB”) finalized the terms of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return  and delivery of the undelivered items is probable and substantially controlled by the seller. The Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements executed subsequent to June 30, 2003 (or significant modification to arrangements existing prior to July 1, 2003). The Company’s current policy is to analyze all new revenue arrangements.

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2005, all of the Company’s contracts with multiple deliverables fell under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

The Company recognizes revenue for license fees from its software products upon delivery, provided that the fee is fixed and determinable, acceptance has occurred, collectibility is probable and persuasive evidence of an arrangement exists. Management uses signed contractual agreements as persuasive evidence of an arrangement where fee information is documented. The Company performs credit checks on new customers to verify that collectibility will be probable. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is generally recognized upon delivery together with the Company’s license revenue. Training, data conversion, installation, and consulting services are generally recognized as revenue when the services are performed and collectibility is probable. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.

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

Revenues related to hosting arrangements, including monthly fees as well as any initial registration fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Transaction fees are recognized as revenue as the transactions occur and revenue is earned. Revenue is only recognized when collectiblity is probable.

Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance and, in certain cases, cash collections; amounts received under multi-element arrangements in which VSOE of undelivered elements does not exist; and initial registration fees and related service fees under hosting agreements. Revenue is recognized when VSOE of the undelivered elements is established, the elements are delivered, or the obligation to deliver the elements is extinguished.

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

Allowance for doubtful accounts receivable—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,502,000, net of an allowance for doubtful accounts of $11,000 as of December 31, 2005.

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

Results of Operations

Ebix, Inc. and Subsidiaries

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands)
Revenue:
Software	$1,218	$869	$1,498
Services and other	22,882	19,114	12,935
Total revenue	24,100	19,983	14,433
Operating expenses:
Services and other costs	5,915	5,341	4,101
Product development	3,258	3,016	1,552
Sales and marketing	2,073	1,602	1,616
General and administrative	6,883	6,433	5,031
Amortization and depreciation	1,321	1,185	442
Total operating expenses	19,450	17,577	12,742
Operating income	4,650	2,406	1,691

On February 23, 2004, the Company acquired LifeLink Corporation (which was renamed to EbixLife Inc. on May 2, 2005 and is referred to in this 10-K as “EbixLife”), and the operations of EbixLife have been included in the Company’s financial statements since that date. On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. The majority of the Company’s growth since early 2004 has been attributed to these acquisitions.

Total Revenue—The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, EbixLife services, Heart services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue is comprised of Software revenue and Services revenue.

•       Total revenue for 2005 increased $4,117,000, or 20.6%, from 2004, see discussion of Software revenue and Services Revenue below.

•       Total revenue for 2004 increased $5,550,000, or 38.5%, from 2003, see discussion of Software revenue and Services Revenue below.

•       Total Software revenue for 2005 increased $349,000, or 40.2%, from 2004. This increase was primarily due to the BRICS software sales of $380,000 partially offset by a decrease in international software license revenue.

•       Total Software revenue for 2004 decreased $629,000, or 42.0%, from 2003. The Company expects future revenue to be comprised primarily of Services revenue.

•       Total Services revenue for 2005 increased $3,768,000, or 19.7%, from 2004. This increase was due to increases in Heart revenue of approximately $2,378,000, EbixLife revenue of approximately $1,482,000,  consulting revenue of $570,000 and BRICS revenue of $508,000 partially offset by a decrease in support revenue associated with legacy products of $644,000, a decrease in Ebix.mall revenue of $213,000, a decrease in non-Heart international consulting revenue of $127,000, a decrease in Ebix ASP revenue of $71,000, a decrease in INS-Site revenue of $67,000, a decrease in hosting revenue of $29,000 and a decrease in call center revenue of $19,000.

During 2005, 2004, and 2003, approximately $3,762,000, $3,551,000 and $3,245,000, respectively, was recognized as Services revenue from Brit and its affiliates related to call center and development projects. Revenue from Brit and its affiliates represented 16%, 18% and 23% of the Company’s total revenues for 2005, 2004 and 2003, respectively. Brit owned approximately 34% of the Company’s common stock as of March 16, 2006. In addition, as of March 16, 2006, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests as of such date, beneficially owned 8.1% of the Company’s outstanding common stock.

Total revenue for 2005 increased $4,117,000 or 20.6% from 2004, while revenue from Brit and its affiliates in 2005 increased $211,000 or 6% from 2004. Total revenue for 2004 increased $5,550,000 or 38.5% from 2003, while revenue from Brit in 2004 increased $306,000 or 9% from 2003. The revenues from Brit and its affiliates relate to projects for call center and software development services. Increases in revenues from Brit Holdings PLC and its affiliates during each of the periods presented were a result of Brit Insurance Holdings PLC and its affiliates adding additional development projects and expanding the scope of the current projects.

Total revenue for AON was $1,594,000, $1,856,000 and $1,652,000 during 2005, 2004 and 2003, respectively representing 7% , 9% and 11% of total revenue.  Neither Brit and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring. AON International continues to acquire licenses for more locations resulting in more reliance on the e-global system.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue
2005	$2,702,000	$24,100,000
2004	$3,346,000	$19,983,000
2003	$4,146,000	$14,433,000

Support revenue decreased $644,000, or 19%, and as a percentage of total revenue to 11% from 17%, in 2005 compared to 2004. Support revenue decreased $800,000, or 19%, and as a percentage of total revenue to 17% from 29%, in 2004 compared to 2003.

Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance. The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products. As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below break even, operations will be reviewed to determine if costs can be further reduced for the activity to be profitable and, if not, the Company will discontinue supporting the respective legacy product. The Company cannot predict when this will occur.

The Company expects that future Services revenue will be derived from this support, the sale of BRICS, as well as EbixASP registration and monthly fees, EbixLife services, Heart services, software development and call center and to a much lesser extent, all transaction revenues from Ebix.mall, conversion and training.

•       Total Services revenue for 2004 increased $6,179,000, or 47.8%, from 2003. This increase was due to the addition of EbixLife revenue of approximately $4,684,000 and Heart revenue of approximately $1,706,000 and increases in consulting revenue of $1,543,000, Ebix.mall revenue of $187,000 and hosting revenue of $109,000, partially offset by a decrease in support revenue associated with legacy products of $800,000, a decrease in call center revenue of $493,000, a decrease in Ebix ASP revenue of $445,000 and a decrease in INS-Site revenue of $312,000.

Services and other costs—Services and other costs include costs associated with support, call center consulting, implementation and training services.

•       Total services and other costs for 2005 increased $574,000, or 10.7%, from 2004. This increase was due to an increase in EbixLife payroll expenses of $272,000, an increase in Heart payroll expenses of $509,000 (reflecting a full year of expenses for EbixLife and Heart) and an increase in facility costs of $111,000 partially offset by a decrease in expenses for required services to support the Company’s products of $172,000, a decrease in international support costs of $49,000 and a decrease in non-EbixLife payroll of $97,000.

•       Total services and other costs for 2004 increased $1,240,000, or 29.5%, from 2003. This increase was due to an increase in payroll expenses related to the acquisition of EbixLife of $505,000 and Heart of $258,000, an increase in facility costs of $205,000, an increase in expenses for required services to support the Company’s products of $201,000, an increase in international support costs of $39,000 and an increase in non-EbixLife payroll of $32,000.

Product development expenses—

•       Total product development expenses for 2005 increased $242,000, or 8.0%, from 2004. This increase was due to an increase in payroll expenses related to annual salary increases of $82,000 and an increase in India payroll expenses of $70,000. In addition, facility costs increased $102,000 as a result of an increase in headcount. These increases were partially offset by a $12,000 decrease in EbixLife payroll expense related to a decrease in headcount.

•       Total product development expenses for 2004 increased $1,464,000, or 94.3%, from 2003. This increase was due to an increase in payroll expenses related to EbixLife of $1,029,000, annual salary increases of $174,000 and an increase in India payroll expenses of $57,000. In addition, facility costs increased $210,000 as a result of an increase in headcount. These increases were partially offset by a $6,000 decrease in travel and entertainment expenses.

Sales and marketing expenses—

•       Total sales and marketing expenses for 2005 increased $471,000, or 29.4% from 2004. This increase was due to an increase in payroll expenses related to EbixLife of $106,000, an increase in travel and entertainment of $102,000, an increase in international sales and marketing expenses of $81,000, an increase in facility costs of $70,000, an increase in non-EbixLife payroll expenses of $63,000, an increase in office supply expenses of $26,000, an increase in telephone expenses $12,000 and an increase in trade show expenses of $42,000. These increases were partially offset by a decrease in consulting expenses of $24,000 and other marketing expenses of $7,000.

•       Total sales and marketing expenses for 2004 approximated the total sales and marketing expenses from 2003. The sales and marketing focus has remained constant.

General and administrative expenses—

•       Total general and administrative expenses for 2005 increased $450,000, or 7.0%, from 2004. This increase was due to an increased in health insurance and other  benefits of $290,000, an increase in operating expenses related to international locations of $220,000 and Heart of $246,000, an increase in investor relation expenses and director fees of $143,000, an increase in non-EbixLife payroll of $123,000, an increase in consulting expenses of $85,000, an increase in rent expenses of $27,000, an increase in telephone expenses of $26,000, an increase in office expenses of $20,000, an increase in insurance expenses of $20,000 and an increase in management fees of $18,000 partially offset by an increase in the amount of facility costs allocated to other departments of $283,000, a decrease in audit and legal expenses of $248,000, a decrease in bad debt provision of $99,000, a decrease of $70,000 related to EbixLife payroll, a decrease in travel and entertainment of $38,000 and a decrease in other expenses of $30,000.

•       Total general and administrative expenses for 2004 increased $1,402,000, or 28.5%, from 2003. This increase was due to operating expenses related to Heart of $376,000 an increase in international expenses of $78,000, an increase in payroll expenses related to the acquisition of EbixLife of $296,000, an increase in non-EbixLife payroll of $109,000 an increase in bad debt expense $94,000, an increase in professional fees of $258,000 and an general increase in business operations due to the acquisition of EbixLife and Heart of approximately $191,000.

Amortization and depreciation expenses—

•       Total amortization and depreciation expenses for 2005 increased $136,000, or 11.5% from 2004. This increase was due to the addition of EbixLife intangible assets in February 2004 and Heart intangible assets in July 2004. Total EbixLife intangible amortization for 2005 was $575,000 compared to $491,000 for 2004. This increase reflects a partial year of amortization in 2004, as EbixLife was acquired February 23, 2004, compared to a full year of amortization in 2005. Total Heart intangible amortization for 2005 was $299,000 compared to $154,000 for 2004. This increase reflects a partial year of amortization in 2004, as EbixLife was acquired in July 2004, compared to a full year of amortization in 2005. In addition, depreciation expense increased $16,000 as a result of an increase in assets. These increases were partially offset by a decrease in the amortization of capitalized software of $109,000 for the year as capitalized software was fully amortized.

•       Total amortization and depreciation expenses for 2004 increased $743,000, or 168% from 2003. This increase was due to a charge for amortization of intangibles related to the Lifeline acquisition of $491,000 and Heart acquisition of $154,000 and an increase in depreciation expense of $98,000 primarily related to an increase in assets acquired as a result of the EbixLife acquisition. Future expenses related to the amortization of Heart and EbixLife intangible assets are expected to be $882,000 for the years 2005 through 2007, $795,000 for 2008, $424,000 for 2009 and $367,000 for

2010. See Notes 13 and 14 to the consolidated financial statements, included elsewhere in this Form 10-K for detail relating to the allocation of value of intangible assets.

Income Taxes—

•       Income tax expense for 2005 increased $151,000, or 105.6% from 2004. This increase was due to an increase in income before taxes and a difference between the effective and statutory rates due to a different income mix among the various tax jurisdictions in which the Company does business. In addition, the Company implemented a new tax structure, which was completed during the third quarter of 2005.

•       Income tax expense for 2004 increased $47,000, or 49.0% from 2003. This increase was due to an increase in income before taxes and a difference between the effective and statutory rates due to a different income mix among the various tax jurisdictions.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,733,000 at December 31, 2005. The Company had cash and cash equivalents of $5,843,000 and $3,000,000 of restricted cash at December 31, 2004. The Company’s cash balance at December 31, 2003 was $7,915,000.

During 2005, the Company generated operating cash flow of $5,483,000, compared to operating cash flow of $2,810,000 in 2004, due primarily to $4,322,000 in net income, which included non-cash expense of  $1,321,000 of amortization and depreciation, an increase in accounts payable of $181,000 and an increase in other assets of $122,000 partially offset by an increase in accounts receivable of $255,000 and a decrease in deferred revenue of $195,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

During 2004, the Company generated operating cash flow of $2,810,000, compared to operating cash flow of $3,343,000 in 2003, due primarily to $2,240,000 in net income, which included non-cash expense of  $1,185,000 of amortization and depreciation, and an increase in deferred revenue of $170,000, partially offset by an increase in accounts receivable of $841,000, an increase in other assets of $99,000 and a decrease in accounts payable and accrued expenses of $49,000. The accounts receivable increase is primarily due to EbixLife receivables, which were $955,000 at December 31, 2004. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

During 2005, cash used in investing activities of $484,000 represented expenditures made primarily as a result of the Company’s relocation of the Sydney, Australia office. Cash used in financing activities of $4,029,000 in 2005 resulted primarily from the Company’s repurchase of a redeemable stock guarantee for $2,700,000, the payment of a long-term debt obligation of $960,000, payments on the line of credit of $3,500,000 partially offset by the release of restricted cash required for the line of credit of $3,000,000 and proceeds from stock options of $131,000.

During 2004, cash used in investing activities of $8,522,000 (an increase of approximately $7,967,000 over the prior year) represented expenditures made primarily as a result of the Company’s acquisitions of EbixLife and the assets of Heart. Cash provided by financing activities of $3,640,000 in 2004 resulted primarily from the Company’s sale of common stock during the first quarter of 2004 of $2,977,000 and borrowings of $3,500,000 on the Company’s existing line of credit during the second quarter of 2004 partially offset by the restricted cash required for the line of credit of $3,000,000.

In 2005, 16% and 7% of the Company’s total revenues were from two customers—Brit and its affiliates and AON, respectively. Neither Brit nor AON have long-term agreements with the Company that provide certainty that such revenues and related cash flows will be recurring. AON International continues to acquire licenses for more locations resulting in more reliance on the e-global system.

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004 and expires on October 31, 2006. In November 2005, the line of credit was paid and the total borrowings on this line were zero as of December 31, 2005.

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. On May 2, 2005, the LifeLink name was changed to EbixLife. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink  from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable as follows: $5,000,000 paid in cash at closing, $2,500,000 in a non-interest bearing note payable in cash in annual installments of $500,000 over five years (present value computed as $2,226,000), and $3,000,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing. See note 13 to the consolidated financial statements included in this Form 10-K for a discussion of the redeemable common stock.

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

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)(2)	$4,393	$2,427	$1,966	$—	—
Operating Leases Obligations	2,621	903	1,172	546	—
Total	$7,014	$3,330	$3,138	$546	$—

(1)          $1,461,000 (included in the Less Than 1 Year column) is contingent upon exercise of the holder’s put option to require the Company to purchase the holder’s redeemable common stock in connection with the Heart acquisition. See Note 14 to the consolidated financial statements included in this Form 10-K.

(2)          Includes interest of approximately $238,000 at an imputed interest rate of 4% as of the date of acquisition.

Impact of Recently Issued Accounting Standards—In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123,

“Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March 2005, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB No. 123R. Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year. As a result, the Company will be required to comply with the provisions of FAS 123R beginning January 1, 2006. The Company is evaluating the requirements of FAS 123R. However, because the Company currently accounts for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations. In December 2005 the vesting of the 1996 in the money share options was accelerated in order to eliminate future expense related to unvested options. The Company estimates that the impact will be approximately $73,000 of compensation expense for the year ended December 31, 2006, approximately $22,000 of compensation expense for the year ended December 31, 2007 and approximately $13,000 of compensation expense for the year ended December 31, 2008 based on the current information. See Note 1 for an illustration of the historical effects of expensing options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and  SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impractible to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.

Quarterly Financial Information (unaudited):

The following is the unaudited quarterly financial information for 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2005
Total revenues	$5,904	$6,134	$5,896	$6,166
Operating income	1,208	1,191	1,133	1,118
Net income	1,068	1,084	1,226	944
Net income per common share:
Basic	$0.37	$0.39	$0.45	$0.35
Diluted	$0.33	$0.35	$0.40	$0.30
Year Ended December 31, 2004
Total revenues	$3,934	$4,676	$5,656	$5,717
Operating income	551	741	1,000	114
Net income	446	710	981	103
Net income per common share:
Basic	$0.17	$0.26	$0.34	$0.03
Diluted	$0.15	$0.23	$0.31	$0.03

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. In 2005, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of ($510,000). In 2004 and 2003, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $446,000 and $100,000, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before income taxes of approximately $376,000, $214,000 and $198,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s exposure to interest rate risk relates to its debt obligations and to its interest income as it relates to the outstanding cash balances. As of December 31, 2005 the Company had no debt outstanding related to its line of credit and the remaining debt is fixed. While the Company had interest rate risk related to its line of credit at December 31, 2004, the exposure was mitigated by the interest income on the restricted balance of $3,000,000. As of December 31, 2003, the Company had no debt outstanding. The Company’s market risk at December 31, 2005, is the potential loss of interest income arising from adverse changes in interest rates. Interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates on the Company’s outstanding cash balance. The Company does not feel such a loss of interest income would be significant to its results of operations.

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
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Ebix, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. We have also audited the 2005 and 2004 schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2005 and 2004 schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
Ebix, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2003 of Ebix, Inc. and subsidiaries (the Company). In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 19, 2004

Ebix, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,733	$5,843
Restricted cash	—	3,000
Accounts receivable, less allowances of $11 and $13	3,502	3,256
Other current assets	444	587
Total current assets	10,679	12,686
Property and equipment, net	1,488	1,450
Goodwill	12,204	12,669
Intangibles, net	3,293	4,234
Other assets	317	296
Total assets	$27,981	$31,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$3,500
Accounts payable and accrued expenses	1,962	1,781
Accrued payroll and related benefits	1,450	1,522
Current portion of long term debt	969	977
Deferred revenue	2,794	2,989
Total current liabilities	7,175	10,769
Long term debt, less current portion	1,844	2,796
Redeemable common stock (157,728 and 357,728 shares issued and outstanding at December 31, 2005 and 2004, respectively) stated at redemption price	1,461	4,262
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 and 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $.10 par value, 10,000,000 and 40,000,000 shares authorized, 2,740,516 and 2,911,154 issued and outstanding at December 31, 2005 and 2004, respectively	274	291
Additional paid-in capital	92,824	92,717
Deferred compensation	(285)	(376)
Accumulated deficit	(75,689)	(80,011)
Accumulated other comprehensive income	377	887
Total stockholders’ equity	17,501	13,508
Total liabilities and stockholders’ equity	$27,981	$31,335

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands, except per share amounts)
Revenue:
Software	$1,218	$869	$1,498
Services and other (Including revenues from related parties of $3,762, $3,551 and $3,245, respectively. See note 2)	22,882	19,114	12,935
Total revenue	24,100	19,983	14,433
Operating expenses:
Services and other costs	5,915	5,341	4,101
Product development	3,258	3,016	1,552
Sales and marketing	2,073	1,602	1,616
General and administrative	6,883	6,433	5,031
Amortization and depreciation	1,321	1,185	442
Total operating expenses	19,450	17,577	12,742
Operating income	4,650	2,406	1,691
Interest income	294	151	78
Interest expense	(308)	(222)	(17)
Foreign exchange (loss) gain	(20)	48	13
Income before income taxes	4,616	2,383	1,765
Income tax provision	(294)	(143)	(96)
Net income	$4,322	$2,240	$1,669
Basic earnings per common share	$1.55	$0.80	$0.73
Diluted earnings per common share	$1.38	$0.72	$0.71
Basic weighted average shares outstanding	2,789	2,784	2,294
Diluted weighted average shares outstanding	3,121	3,104	2,349

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive (Loss)		Comprehensive
Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Total	Income
(In thousands, except share amounts)

Balance, December 31, 2002	—	$—	2,291,143	$229	$88,441	$(366)	$(83,920)	$341	$4,725
Net income	—	—	—	—	—	—	1,669	—	1,669	$1,669
Cumulative translation adjustment	—	—	—	—	—	—	—	100	100	100
Comprehensive income										$1,769
Exercise of stock options	—	—	25,624	3	145	—	—	—	148
Deferred compensation and amortization related to options	—	—	—	—	120	(70)	—	—	50
Balance, December 31, 2003	—	$—	2,316,767	$232	$88,706	$(436)	$(82,251)	$441	$6,692
Net income	—	—	—	—	—	—	2,240	—	2,240	$2,240
Cumulative translation adjustment	—	—	—	—	—	—	—	446	446	446
Comprehensive income										$2,686
Exercise of stock options	—	—	14,436	1	81	—	—	—	82
Proceeds from issuance of common stock	—	—	579,951	58	8,039	—	—	—	8,097
Expenses related to issuance of common stock	—	—	—	—	(23)	—	—	—	(23)
Reclass of guarantees	—	—	—	—	(4,097)	—	—	—	(4,097)
Deferred compensation and amortization related to options	—	—	—	—	11	60	—	—	71
Balance, December 31, 2004	—	$—	2,911,154	$291	$92,717	$(376)	$(80,011)	$887	$13,508
Net income	—	—	—	—	—	—	4,322	—	4,322	$4,322
Cumulative translation adjustment	—	—	—	—	—	—	—	(510)	(510)	(510)
Comprehensive income										$3,812
Exercise of stock options	—	—	15,222	2	128	—	—	—	130
Restricted stock	—	—	14,140	1	—	65	—	—	66
Repurchase of guarantee	—	—	(200,000)	(20)	20	—	—	—	—
Deferred compensation and amortization related to options	—	—	—	—	(41)	26	—	—	(15)
Balance, December 31, 2005	—	$—	2,740,516	$274	$92,824	$(285)	$(75,689)	$377	$17,501

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$4,322	$2,240	$1,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,321	1,185	442
Provision for doubtful accounts	9	108	14
Restricted stock compensation	65	—	—
Stock-based compensation	(15)	71	50
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(255)	(841)	1,062
Other assets	122	(99)	(46)
Accounts payable and accrued expenses	181	(49)	(55)
Accrued payroll and related benefits	(72)	25	945
Deferred revenue	(195)	170	(738)
Net cash provided by operating activities	5,483	2,810	3,343
Cash flows from investing activities:
Investment in LifeLink, net of cash acquired	—	(4,763)	—
Investment in Heart, net of cash acquired	—	(3,393)	—
Capital expenditures	(484)	(366)	(555)
Net cash used in investing activities	(484)	(8,522)	(555)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	2,977	—
Proceeds from line of credit	—	3,500	—
Repurchase of stock	(2,700)	—	—
Payments on line of credit	(3,500)	—	—
Restricted cash	3,000	(3,000)	—
Payments of long term debt	(960)	—	—
Payments for capital lease obligations	—	(73)	(114)
Proceeds from exercise of common stock options	131	82	148
Net cash provided by (used in) financing activities	(4,029)	3,486	34
Effect of foreign exchange rates on cash and cash equivalents	(80)	154	100
Net change in cash and cash equivalents	890	(2,072)	2,922
Cash and cash equivalents at the beginning of the year	5,843	7,915	4,993
Cash and cash equivalents at the end of the year	$6,733	$5,843	$7,915
Supplemental disclosures of cash flow information:
Interest paid	$177	$86	$17
Income taxes paid	281	386	341
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies:

Nature of Business—Ebix, Inc. and subsidiaries (the “Company”) market software to insurance agents and brokers operating in the insurance industry and provide customer support and maintenance services through out the U.S and the world. In addition, the Company provides other implementation and consulting services such as training, data conversion, installation, software development and call center. The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product BRICS, (3) worldwide sales and support of agency management systems including EbixASP and eGlobal, (4) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely EbixLife and EbixExchange (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, system sales, the sale and licensing of BRICS, international operations, EbixLife, EbixExchange, call center services and support.

Consolidation—The consolidated financial statements include the accounts of Ebix, Inc. (“Ebix USA”), a Delaware corporation, and its wholly-owned subsidiaries: Ebix Information Systems International, Inc. (“Ebix International”), Ebix Software India Private Limited, Ebix Australia Pty. Ltd. (VIC) and EIH Holdings KB. The consolidated financial statements also include accounts of all subsidiaries of Ebix International.

Reclassification—Certain prior year amounts have been reclassified to conform to the 2005 presentation.

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

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2005, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

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

Allowance for doubtful accounts receivable—The preparation of consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance was $3,502 and $3,256, net of an allowance for doubtful accounts of $11 and $13 as of December 31, 2005 and December 31, 2004, respectively.

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

The carrying amount of the Company’s long-lived assets at December 31, 2005 and 2004 primarily represented the original amounts invested less the recorded depreciation and amortization. Based on the analysis performed by management, the Company does not believe the carrying value of its long-lived assets were impaired as of December 31, 2005. There were no impairment charges for the years ended December 31, 2005, 2004 or 2003.

Software Development Costs—The Company’s policy is to capitalize internally generated software development costs and purchased software in compliance with Statement Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the product and continues through the point of general release of the product. The ongoing assessment of the recoverability of these costs considers external factors,

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During 2005, 2004 and 2003 the Company did not have any expenses eligible for capitalization under SFAS No. 86, given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products.

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

Goodwill—In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $122, which has been subjected to the transition provisions, including the phase-in and annual impairment test, of SFAS No. 142 and will not be amortized going forward. Goodwill of $12,204 was a result of the acquisition of EbixLife in February 2004 ($5,989) and Heart in July 2004 ($6,092) as well as $122 of unamortized goodwill as of January 1, 2002. Valuations of both EbixLife and Heart were performed during 2005. The Company performed an annual impairment assessment, as required by SAS No. 142, of the Heart and EbixLife goodwill and intangible assets as of September 30, 2005 and it was determined that the assets were not impaired.

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

Earnings Per Share—Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for 2005, 2004 and 2003 were 2,789,406, 2,783,500 and 2,293,580, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. During 2005 the Company’s common stock equivalents consisted of restricted stock and stock options. During 2004 and 2003, the Company’s common stock equivalents consisted of stock options. During 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 331,205. During 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 320,806. During 2003, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 55,776. At December 31, 2005, 2004 and 2003, the fully diluted weighted average number of shares outstanding was 3,120,611, 3,104,306 and 2,349,356, respectively. At December 31, 2005, 2004 and 2003, there were 354,707, 368,366 and 604,106 shares, respectively, potentially issuable with respect to outstanding stock options and warrants, which could dilute Basic EPS in the future which were excluded from the diluted EPS calculation because their effect was antidilutive.

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

Concentrations—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In 2005, 2004 and 2003, Brit Insurance Holdings PLC and its affiliates accounted for approximately 16%, 18% and 23%, respectively, of consolidated revenue. Accounts receivable relating to this customer at December 31, 2005 and 2004 were $988 and $718, respectively (see Note 2). In addition to Brit and its affiliates, one international customer, AON, accounted for approximately 11% of the Company’s consolidated revenue for the year ended December 31, 2003. Revenue from AON accounted for less than 10% of the consolidated revenue for the years ended December 31, 2005 and 2004.

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

Employee Stock Options—At December 31, 2005, the Company has two stock-based employee compensation plans, which are more fully described in note 10. The Company accounts for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

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

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income, as reported	$4,322	$2,240	$1,669
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18	18	10
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for employee awards, net of related tax effects	(830)	(822)	(916)
Pro forma net income	$3,510	$1,436	$763
Basic earnings per share, as reported	$1.55	$0.80	$0.73
Diluted earnings per share, as reported	$1.38	$0.72	$0.71
Basic earnings per share, pro forma	$1.26	$0.52	$0.33
Diluted earnings per share, pro forma	$1.12	$0.46	$0.32

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March 2005, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB No. 123R. Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year. As a result, the Company will be required to comply with the provisions of FAS 123R beginning January 1, 2006. The Company is evaluating the requirements of FAS 123R. However, because the Company currently accounts for employee stock option grants in a footnote disclosure as permitted by SFAS No. 123, the adoption of FAS 123R will have an impact on the Company’s consolidated results of operations. In December 2005 the vesting of the 1996 in the money share options was accelerated in order to eliminate future expense related to unvested options. The Company estimates that the impact will be approximately $73 of compensation expense for the year ended December 31, 2006, $22 of compensation expense for the year ended December 31, 2007 and $13 of compensation expense for the year ended December 31, 2008 based on the current information.

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

Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $320, $206 and $150 in 2005, 2004 and 2003, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and  SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impractible to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 2—Brit Insurance Holdings PLC and another significant customer:

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”) for $7,000. The total number of shares of the Company’s common stock held by Brit at December 31, 2005 was 930,163, representing an equity ownership of 34 percent. In addition, as of December 31, 2005, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests as of such date, beneficially owned 8.1% of the Company’s outstanding common stock.

During 2005, 2004 and 2003, the Company entered into various software and service agreements with Brit. Approximately $3,762, $3,551 and $3,245 was recognized as revenue during 2005, 2004 and 2003 from Brit and its affiliates, respectively. Total accounts receivable from Brit and its affiliates at December 31, 2005, 2004 and 2003 were $988, $718 and $369, respectively.

During 2005, 2004 and 2003, approximately $1,594, $1,856 and $1,652, respectively, was recognized from another significant customer, AON. Total accounts receivable from AON at December 31, 2005, 2004 and 2003 were $181, $186 and $181, respectively.

Note 3—Restricted Stock:

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

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,013 in the case of Mr. Raina and $455 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $65 related to these shares during the year ended December 31, 2005.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 3—Restricted Stock: (Continued)

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

Note 4—Property and Equipment:

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Computer equipment and purchased software	$2,483	$2,004
Buildings	380	372
Land	109	113
Leasehold improvements	17	65
Furniture, fixtures and other	446	397
	3,435	2,951
Less accumulated depreciation and amortization	(1,947)	(1,501)
	$1,488	$1,450

Depreciation expense was $446, $430 and $333 in 2005, 2004 and 2003, respectively.

Note 5—Line of Credit:

Bank Line of Credit

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000 during February 2004. On February 23, 2005, the Company entered into an amendment to the credit agreement amending certain financial covenants. Major features of the line, as amended, include an interest rate equal to the prime rate, security at 60% of the amount of the line in a restricted interest-bearing account and timely financial reporting requirements.

In October 2005, the Company entered into an amendment to the credit agreement, which deleted the security at 60% of the amount of the line in a restricted interest-bearing account and extended the expiration date to October 31, 2006.

In November 2005, the line of credit was paid and the total borrowings on this line were zero as of December 31, 2005.

Letters of Credit

Under terms of the agreement with Heart Consulting Services Pty Ltd. (see note 14), $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 5—Line of Credit: (Continued)

of the Heart asset acquisition (present value computed as $1,293). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. On July 1, 2005 the Company paid the first installment of $508.

Note 6—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses at December 31, 2005 and December 31, 2004, consisted of the following:

	2005	2004
Trade accounts payable	$1,643	$730
Accrued professional fees	145	146
Accrued other liabilities	174	905
	$1,962	$1,781

Note 7—Income Taxes:

Income before income taxes consisted of:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Domestic	$2,738	$1,314	$776
Foreign	1,878	1,069	989
Total	$4,616	$2,383	$1,765

The income tax provision consisted of:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
U.S. Federal	$62	$26	$(241)
State	—	—	—
Foreign	232	117	337
Total	$294	$143	$96

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 7—Income Taxes: (Continued)

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(23.3)%	(14.2)%	(18.2)%
Effect of foreign tax rate other than 34%	(4.9)%	(14.5)%	(0)%
Reversal of accrual for tax exposures	—%	(3.2)%	(15.3)%
Other	(.5)%	—%	1.7%
Permanent differences	.7%	3.9%	3.2%
Effective rate	6.0%	6.0%	5.4%

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	December 31, 2005 Deferred		December 31, 2004 Deferred
	Assets	Liabilities	Assets	Liabilities
Amortization	$215	$—	$99	$—
Accruals	—	76	382	—
Bad debts	1	—	1	—
NOL carryforwards	8,549	—	9,270	—
Tax credit carryforwards	232	—	213	—
	8,997	—	9,965	—
Valuation allowance	(8,921)	—	(9,965)	—
Total deferred taxes	$76	$76	$—	$—

Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount. The impact of the valuation allowance and the effective tax rate is shown net of the effect of expiring operating losses and tax credit carryforwards.

At December 31, 2005, the Company had available domestic net operating loss carryforwards of approximately $25,144 which are available to offset future Federal income taxes, if any, through 2022, and investment business tax credit carryforwards of approximately $200 and AMT credit carryforwards of approximately $32, which are available to offset future Federal income taxes, if any, through 2009 for the investment business tax credit and indefinitely for the AMT credit.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 8—Commitments and Contingencies:

Lease Commitments:

The Company leases office space under noncancelable operating leases with expiration dates ranging through 2010, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were no assets under capital lease at  December 31, 2005 or December 31, 2004.

Commitments for minimum rentals under noncancellable leases as of December 31, 2005 were as follows:

Year	Operating Leases
2006	$903
2007	715
2008	457
2009	349
2010	197
Total minimum lease commitments	$2,621

Rental expense for office facilities and certain equipment subject to operating leases for 2005, 2004 and 2003 was $738, $716 and $602, respectively.

Contingencies:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2005, the maximum aggregate liability calculated was $692 for the annual contract period, which ends in September 2006.

Note 9—Cash Option Profit Sharing Plan and Trust:

Effective January 1, 1988, the Company adopted and implemented a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were approximately $66 for 2005, $61 for 2004 and $40 for 2003.

Note 10—Stock Options:

The Company’s 1996 Stock Incentive Plan (the “Plan”) provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the Plan was 337,500 at December 31, 2000. An amendment increasing the number of shares

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company’s stockholders on May 30, 2001. A third amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company’s stockholders on September 30, 2002. A fourth amendment increasing the number of shares reserved for grant under the Plan by 300,000 was adopted by the Board of Directors and approved by the Company’s stockholders on January 14, 2005. Accordingly, the total number of shares reserved for grant under the Plan was 1,137,500 at December 31, 2005. Options granted under this Plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company’s stock). Stock options under this plan generally become exercisable with respect to the underlying shares of Common Stock as follows: 25 percent become exercisable on the first anniversary of the date of grant and the remaining 75% of the options become exercisable ratably each quarter over the next three years. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company’s stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2005.

During 2001, the Company initiated the 2001 Stock Incentive Plan (the “2001 Plan”), which provides for the granting of stock options to key employees or consultants. The total number of shares reserved under the 2001 Plan was 62,500. No options were granted under the 2001 Plan and the 2001 Plan was terminated by the Board of Directors in 2004.

The Company’s 1998 Director Option Plan (the “Director Plan”) provides for granting of options for up to 37,500 shares to non-employee directors. Only nonstatutory options may be granted under the Directors Plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 2005, 2004 and 2003, the Company granted options to purchase a total of 6,600, 6,000 and 1,800 shares, respectively, under the Director Plan.

In May 2003, our Board of Directors determined that each board member would receive options to purchase 1,500 shares of common stock each year. Each member of the Compensation Committee would receive additional options to purchase 150 shares of common stock per year. Each Audit Committee member would receive additional options to purchase 375 shares of common stock per year. In addition, each member of the Audit Committee, other than the Chairman, would receive cash compensation of $2 per year. The Audit Committee Chairman would receive cash compensation of $5 per year. These options were granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant. Each option has a term of ten years beginning on the date of grant. During 2003, the Company granted options to purchase a total of 5,625 shares to board members under the program.

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

On December 16, 2005, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $3 in 2005. Mr. Drislane, Keller and Merin received $3 following the December 16, 2005 annual meeting. Mr. Rich received $5 following the December 16, 2005 meeting for

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5 following the December 16, 2005 meeting.

During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company’s stock price equals $72.00, $96.00, $120.00 and $160.00 per share. During 2005, 2004 and 2003, no incentive options were granted. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company’s stock on the date of grant. Compensation cost is measured and recorded for these options using variable accounting as prescribed by APB Opinion No. 25 at the end of each quarterly reporting period and is subsequently adjusted for increases or decreases in the Company’s stock price until the exercise date. There was no compensation expense related to these options in 2005, 2004 or 2003.

On August 11, 2003, the Company granted options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock option plans. The total intrinsic value associated with the granting of options was $96, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $24, $24 and $10 related to these options during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 30,875 shares were outstanding at December 31, 2005. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised within ten years of the date of the grant. Included in these options are options to purchase 3,125 and 18,958 shares which the Company granted in 2002 and 2001, respectively, and options to purchase 9,917 shares granted prior to 2001, to persons who were not directors, officers or employees.

These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain price. At December 31, 2005, 4,812 of the shares subject to these non-employee options were vested. The Company recognized a credit to compensation expense of $38 related to these options during the years ended December 31, 2005. The Company has recognized compensation expense of approximately $50 and $40 related to these options during the years ended December 31, 2004 and 2003, respectively. Assumptions used in valuing the options are the same as those described below for employee options.

The per share weighted-average fair values of stock options granted during 2005, 2004 and 2003 were $4.36, $4.00 and $4.95, respectively, on the date of grant. Both the pro forma disclosures in note 1 and the

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Expected volatility	97%	88%	146%
Expected dividends	None	None	None
Weighted average risk-free interest rate	4.36%	4.00%	4.17%
Expected life of stock options	10 years	10 years	10 years

Stock option activity during the last three years was as follows:

	Within Plans				Weighted- Average
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price Ranges	Exercise Price
Options outstanding at December 31, 2002	519,767	55,281	25,595	3.42 - 77.00	13.97
Option activity:
Granted	129,425	—	25,000	2.80 - 5.55	4.95
Exercised	(25,624)	—	—	3.42 - 6.50	5.78
Canceled	(53,467)	—	(16,095)	3.42 - 74.00	19.40
Options outstanding at December 31, 2003	570,101	55,281	34,500	2.85 - 77.00	11.56
Option activity:
Granted	66,000	—	—	12.64 - 15.76	15.54
Exercised	(15,773)	—	—	4.40 - 8.96	5.96
Canceled	(20,937)	—	—	5.55 - 54.00	18.59
Options outstanding at December 31, 2004	599,391	55,281	34,500	2.85 - 77.00	11.85
Option activity:
Granted	16,575	—	—	14.29 - 19.51	16.22
Exercised	(10,260)	—	(3,625)	5.60 - 12.00	8.48
Canceled	(5,950)	—	—	12.00 - 57.00	27.87
Options outstanding at December 31, 2005	599,756	55,281	30,875	2.85 - 77.00	11.89

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.85 – $ 4.64	53,275	7.15	yrs	$3.17	42,338	$3.26
5.35 – 6.50	463,075	6.38		5.85	463,075	5.85
8.96 – 15.76	84,605	8.04		15.01	83,230	15.03
19.51 – 28.00	16,288	5.31		23.92	11,040	26.02
40.00 – 42.50	8,255	2.24		40.55	6,380	40.49
44.50 – 53.25	52,562	3.45		51.38	33,186	50.28
73.50 – 77.00	7,852	3.86		73.96	6,459	74.06
	685,912				645,708

Note 11—Sale of Unregistered Common Stock:

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
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 12—Geographic Information:

Management believes that the Company operates in one reportable segment, per SFAS No. 131 the following enterprise wide information is provided. The following information relates to geographic locations:

Year ended December 31, 2005

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$15,272	$7,300	—	$1,399	$129	$24,100
Fixed assets	$409	$239	$801	$38	$1	$1,488
Goodwill	$6,112	$6,092	—	—	—	$12,204
Intangible assets	$2,451	$842	—	—	—	$3,293
Net income (loss)	$2,676	$2,401	$(1,132)	$395	$(18)	$4,322

Year ended December 31, 2004

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$13,385	$5,176	—	$1,260	$162	$19,983
Fixed assets	$526	$99	$794	$30	$1	$1,450
Goodwill	$6,250	$6,419	—	—	—	$12,669
Intangible assets	$3,027	$1,207	—	—	—	$4,234
Net income (loss)	$1,389	$1,512	$(1,036)	$377	$(2)	$2,240

Year ended December 31, 2003

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$9,922	$2,969	$160	$1,187	$195	$14,433
Fixed assets	$438	$53	$832	$29	$1	$1,353
Goodwill	$123	—	—	—	—	$123
Intangible assets	—	—	—	—	—	—
Net income (loss)	$1,016	$967	$(741)	$429	$(2)	$1,669

Note 13—LifeLink Acquisition

On February 23, 2004, the Company acquired LifeLink Corporation (“LifeLink”), and the operations of LifeLink have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired all of the outstanding capital stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354, payable as follows: $5,000 paid in cash at closing, $2,500 in a non-interest bearing note payable in cash in annual installments of $500 over five years (present value computed as $2,226), and $3,000 payable in 200,000 shares of the common stock of the Company issued at the time of closing to one of the LifeLink shareholders who received the right to sell such shares (the “LifeLink Redeemable Shares”) back to the Company as described below. The Company also capitalized approximately $128 of transaction costs in conjunction with the LifeLink acquisition.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 13—LifeLink Acquisition (Continued)

At any time during the one month period commencing on  August 23, 2005, the holder of the LifeLink Redeemable Shares had a one-time right to require the Company to purchase all of the LifeLink Redeemable Shares, originally valued at $15.00 per share in the acquisition of LifeLink, for a discounted priced of $13.50 per share minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. The Company classified $2,700 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the consolidated balance sheet due to the existence of the holder’s embedded put option. The Company and LifeLink’s former shareholder agreed to accelerate the exercisability of the put option and on April 28, 2005, the Company repurchased the LifeLink Redeemable Shares at a price of $13.50 per share. On May 2, 2005, the LifeLink name was changed to EbixLife Inc. The following table summarizes the fair value of the LifeLink assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,199
Property and equipment	119
Intangible assets	3,518
Goodwill	5,989
Total assets acquired	10,825
Current liabilities	471
Total liabilities assumed	471
Net assets acquired	$10,354

Of the $3,518 of intangible assets acquired, $977 was assigned to developed technology with a remaining estimated useful life of five years, $299 was assigned to trademarks with a remaining estimated useful life of five years and $2,242 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $575 and $491 of amortization expense related to these intangible assets for the years ended December 31, 2005 and 2004.

Estimated Amortization Expenses:

For the year ending December 31, 2006	$575
For the year ending December 31, 2007	$575
For the year ending December 31, 2008	$575
For the year ending December 31, 2009	$358
For the year ending December 31, 2010	$320
Thereafter	$47

The acquisition of EbixLife was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services. The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the EbixLife goodwill and intangible assets as of September 30, 2005 and it was determined that the assets were not impaired.

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

The Company has classified $1,461 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock has a one-time right to require the Company to purchase all of the holder’s 157,728 shares at a price of AU$2,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of December 31, 2005, the holder had not sold any shares of common stock received from this transaction. The holder did not exercise the right to require the Company to purchase all of the holder’s 157,728 shares as of February 3, 2006, as such the redeemable common stock will be reclassified in first quarter 2006 as it is no longer redeemable.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Heart. Upon final review of the acquisition, the purchase price was reallocated. The following table summarizes the fair value of the Heart assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Current assets	$467
Property and equipment	43
Intangible assets	1,229
Goodwill	5,945
Total assets acquired	7,684
Current liabilities	467
Total liabilities assumed	467
Net assets acquired	$7,217

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 14—Acquisition of Heart (Continued)

Of the $1,229 of intangible assets acquired, $630 was assigned to customer relationships with a remaining useful life of four years, $410 was assigned to developed technology and $189 was assigned to trademarks with a remaining estimated useful lives of five years. The Company recorded $277 and $154 of amortization expense related to these intangible assets for the years ended December 31, 2005 and 2004. Estimated Amortization Expenses:

For the year ended December 31, 2006	$300
For the year ended December 31, 2007	$300
For the year ended December 31, 2008	$215
For the year ended December 31, 2009	$65
For the year ended December 31, 2010	$—

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

	Year Ended December 31,
	2004	2003
Revenue	$22,086	$21,730
Net income	2,492	1,404
Basic earnings per share	$0.86	$0.53
Diluted earnings per share	$0.78	$0.52

Note 16—Debt Maturities

	Year Ended December 31,
	2006	2007	2008	2009	Total
EbixLife	$500	$444	$462	$470	$1,876
Heart	$469	$468	$—	$—	$937
	$969	$912	$462	$470	$2,813

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 16—Debt Maturities (Continued)

The EbixLife debt is a result of the EbixLife acquisition on February 23, 2004 (see Note 13.) and represents a $2,500 non-interest bearing note payable. The note is payable in annual installments of $500 over five years. The Company has imputed interest on this debt of 4%. The first installment was paid on February 23, 2005 and the second installment was paid on February 23, 2006.

The Heart debt is a result of the Heart acquisition on July 1, 2004 (see Note 14.) and represents $1,399 payable under stand by letters of credit issued by the Company’s lender under the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing.  The Company has imputed interest on this debt at 4%. The first installment was paid on July 1, 2005.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP (“KPMG”) resigned as the independent registered public accounting firm of our Company on June 30, 2004, and on such date, the Audit Committee approved the engagement of BDO as our independent registered public accounting firm for the year ending December 31, 2004. The approval of the engagement of BDO followed the Audit Committee’s review of the qualifications and proposed audit scope and fees of KPMG, our then current auditors, and BDO. BDO has continued as the Company’s independent auditor throughout 2005.

KPMG’s audit reports on our consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report on our consolidated financial statements as of and for the year ended December 31, 2003 contained a separate paragraph stating that, “As discussed in Note 1 to the consolidated financial statements, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.”

During the year ended December 31, 2003 and the subsequent interim period through June 30, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such periods.

During the year ended December 31, 2003 the subsequent interim period through June 30, 2004, there were no “reportable events” as defined in Item 304 (a)(1)(v) of Regulation S-K, except that, in connection with the audit of the consolidated financial statements for the year ended December 31, 2003, KPMG advised us and the Audit Committee of reportable conditions with respect to our internal controls relating to, among other things, personnel and their roles and responsibilities. The Audit Committee was informed by KPMG of such control deficiencies and discussed them with KPMG, and authorized KPMG to respond fully to the inquiries of BDO concerning such matters.

During the year ended December 31, 2003 and through June 30, 2004, we did not consult BDO with respect to the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or the “reportable events” described above.

Item 9A.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s controls and procedures are effective to ensure that we are able to collect, process and disclose the information it is required to disclose in the report we file with the SEC within the required time periods.

Management’s Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company carried out an evaluation of internal control over financial reporting as of December 31, 2005, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. They reached this conclusion based in large part on their assessment of (i) the financial expertise of the members of the internal accounting staff, (ii) the regular communications among such persons (serving as a de facto disclosure committee), and between them and the rest of the relatively small organization, with respect to all material developments in the Company’s business, and (iii) the overall process of preparation and review of the Company’s financial and other disclosure.

The Company made enhancements to internal control over financial reporting during 2005. These enhancements constituted significant changes in internal control over financial reporting. There was not, however, any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               OTHER INFORMATION

Not Applicable.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company who will serve until the Company’s 2006 Annual Meeting are as follows:

ROBIN RAINA, 39, has been a director at Ebix since February 2000. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Prior to joining us, from 1990 to 1997, Mr. Raina held senior management positions for Mindware, an international technology consulting firm, serving in Asia and North America. While employed by Mindware, Mr. Raina was responsible for managing projects for multinational corporations, including setting up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

RICHARD J. BAUM, 67, has been Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary of Ebix, Inc. since July 21, 1999, having joined us as Senior Controller in June 1999. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invesco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc. (1977-1979), and Chief Financial Officer and member of the Board of Midas International Corp. (1972-1977). He is a CPA and holds an MBA from the University of Chicago.

HANS U. BENZ, 59, has for the last five years been President of the holding group BISON, a Swiss corporation with approximately five hundred employees which develops and implements business solution software in German-speaking parts of Europe. Prior to this position, he was president of a banking software company named BOSS Lab. His business experience extends from wholesale and retail trading to the Swiss private insurance industry. Mr. Benz is currently also a principal investor in HuB Venture Capital Projects.

PAVAN BHALLA, 42, has been a director since June 2004. Mr. Bhalla has served as Senior Vice President—Finance of MCI Inc., a global telecommunications company, and presently oversees financial management of MCI’s domestic retail business units. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002, Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999, and Regional Director of Finance of BellSouth Cellular Corp. from 1996 to 1997.

NEIL D. ECKERT, 43, is currently a director of Brit Insurance Holdings, plc. Until April of this year, he served as Chief Executive Officer of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company, as well as a director of Ri3K, an internet hub for reinsurance. He was a member of the board of directors of the Benfield Group from 1991 to 2000. Mr. Eckert was nominated by Brit to serve on the Company’s board of Directors under an agreement between the Company and Brit.

ROLF HERTER, 42, is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter has been a practicing attorney during the past five years, and his practice consists primarily of representation of information technology companies. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Companys

Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several companies.

HANS UELI KELLER, 54, has been a director since July 2004. Mr. Keller most recently spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, Head of Retail Banking from 1993 to 1996, and Head of Marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Swisscontent Corp. AG, in addition to being a member of the board of directors of KdLabs AG.

AUDIT COMMITTEE MEMEBERSHIP

The members of the Audit Committee are Messrs. Bhalla, Keller and Benz.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2005, all of the Company’s directors, officers and more-than-ten-percent beneficial owners filed all such reports on a timely basis, except that  Mr. Benz filed a Form 3 on January 6, 2006 to report his joining the Company as a Director on December 16, 2005 and receipt of an option grant on that date. In addition, on February 23, 2006, Rennes Fondation filed a Schedule 13G and Form 4 disclosing stock transactions which occurred in March 2004.

Item 11.                 EXECUTIVE COMPENSATION

The table below contains information regarding the annual and long-term compensation for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 for the Company’s Chief Executive Officer and other executive officer as of December 31, 2005 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
					Securities	Restricted	All Other
					Underlying	Stock	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	Awards ($)	($)(1)
Robin Raina	2005	$380,731	$700,000	(2)	—	$101,285	$3,150
President, Chief Executive Officer	2004	$378,540	$634,270	(3)	50,000	—	$3,075
and Chairman of the Board	2003	$350,000	$624,310	(3)	110,000	—	$2,105
Richard J. Baum	2005	$214,862	$110,000		—	$45,489	$3,150
Executive Vice President—Chief	2004	$216,739	$238,150	(3)	10,000	—	$3,075
Financial Officer and Secretary	2003	$200,000	$232,150	(4)	12,000	—	$3,000

(1)           Represents matching contributions pursuant to our 401(k) plan.

(2)           The 2005 bonuses include supplemental bonuses of $500,000 for Mr. Raina that was based upon the achievement of operating cash flow goals.

(3)           On December 4, 2004, the Board of Directors of the Company, upon recommendation of the compensation committee approved the 2004 incentive compensation program for the Company’s two Named Executive Officers. Pursuant to this program, each Messrs. Raina and Baum is to receive (1) cash bonus compensation in the same percentage of base salary as the total bonus compensation received by him for 2003 and (2) shares of restricted common stock of the Company having a grant date value equal to 10% of the aggregate of the total salary and cash bonus compensation to be earned by him for 2004. The cash bonus is comprised of a regular bonus and a supplemental bonus. The regular bonus is calculated at 50% of the officer’s annual base salary and the supplemental bonus is $449,000 for Mr. Raina and $132,000 for Mr. Baum. The payment of cash bonuses and issuance of restricted stock is subject to the determination by the Compensation Committee and the Board, after the Company’s release of its 2004 operating results, that such operating results are substantially consistent with the operating results of the Company for the first nine months of 2004, as they compare to those for the same period of the prior year (excluding incentive compensation). The restricted stock awards will be made pursuant to the Company’s 1996 Stock Incentive Plan.

(4)           The 2003 bonuses include supplemental bonuses of $449,000 for Mr. Raina and $132,000 for Mr. Baum that were based upon the achievement of operating cash flow goals.

Option Grants for the Year Ended December 31, 2005

The table below contains information regarding individual grants of options to purchase shares of Common Stock made during the year ended December 31, 2005 to each of the Named Executive Officers. The Company did not award any stock options or stock appreciation rights in 2005.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of	Individual Grants			Potential Realizable Value
	Securities	% of Total			at Assumed Annual Rates
	Underlying	Options Granted	Exercise		of Stock Price Appreciation
	Options Granted	to Employees in	Price Per	Expiration	For Option Term
Name	(#)	Fiscal Year	Share ($/Sh)	Date	5% ($)	10% ($)
Robin Raina	—	—	—	—	—	—
Richard J. Baum	—	—	—	—	—	—

December 31, 2004 Option Values

The table below contains information regarding unexercised options to purchase Common Stock held by the Named Executive Officers as of December 31, 2005. No stock options were exercised by the Named Executive Officers during 2005.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Robin Raina	443,751	11,250	$5,216,713	$—
Richard J. Baum	90,750	7,500	$1,070,640	$—

(1)          The value per option is calculated by subtracting the exercise price per share from the closing price of the Company’s Common Stock on the NASDAQ Smallcap Market on December 31, 2005, which was $19.77.

Director Compensation

Under the Non-Employee Directors Stock Option Plan (the “1998 Director Option Plan”), each non-employee director, upon initial election or appointment to serve on the Board of Directors, receives a grant of an option to purchase 1,500 shares of Common Stock at an exercise price per share of 100% of the fair market value of a share on the date of the grant. Of the 1,500 shares of Common Stock subject to such an option, the option becomes exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant. Upon appointment to our Board of Directors, each of Messrs. Benz and Herter were granted an option to purchase 1,500 shares of Common Stock pursuant to the 1998 Director Option Plan.

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

On January 14, 2005 the Company held the annual meeting of stockholders that had originally been scheduled for 2004. Immediately following the Company’s 2004 annual meeting of stockholders each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. On March 21, 2005 each member of the Compensation Committee received additional options to purchase 150 shares of common stock and each Audit Committee member received additional options to purchase 375 shares of common stock at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each member of the Audit Committee, other than its Chairman, received cash compensation of $2,500 in 2004 prorated for each member’s actual time of service. Mr. Drislane received $2,500 and Mr. Rich received $625 following the January 14, 2005 meeting. The Audit Committee Chairman received cash compensation of $5,000 in 2004 prorated for the member’s actual time of service. Mr. Bhalla received $2,917 as compensation for serving as Audit Committee Chairman immediately following the January 14, 2005 meeting. On March 24, 2004 Mr. Chisholm, a former member of the Audit Committee, received $2,500 as compensation as service as a member of the Audit Committee until his resignation on October 26, 2004.

In December 2004, our Board of Directors adopted a new compensation program for our non-employee directors, to commence in 2005. Pursuant to this program, each non-employee director is to receive an annual cash retainer of $14,000. The Chairman of the Audit Committee is to receive an additional annual fee of $5,000 and each other member of the Audit Committee and each member of the Compensation Committee is to receive an additional annual fee of $2,500. Also, each non-employee director is to receive an initial grant on his election to the Board of an option to purchase 1,500 shares, vesting over three years, and an annual grant thereafter of an option to purchase 1,500 shares, including the options automatically awarded under the 1998 Director Option Plan. These options will be granted immediately following each Annual Meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant and will have a term of ten years beginning on the date of the grant.

On December 16, 2005, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $3,000 in 2005. Mr. Drislane, Keller and Merin received $3,000 following the December 16, 2005 annual meeting. Mr. Rich received $5,000 following the December 16, 2005 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the December 16, 2005 meeting.

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

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Common Stock
Name of Beneficial Owner(1)	Ownership	Percent of Class
Brit Insurance Holdings PLC(2)	930,163	34.0%
Rennes Foundation(3)	347,123	12.6%
CF Epic Insurance and General Fund(4)	222,223	8.1%
Heart Consulting Pty. Ltd.(5)	157,728	5.7%
Robin Raina(6)	462,298	16.8%
Richard J. Baum(7)	97,638	3.5%
Pavan Bhalla(8)	3,625	* %
Hans Ueli Keller(9)	3,275	* %
Hans U. Benz	0	* %
Neil D. Eckert	0	* %
Rolf Herter	0	* %
All directors and executive officers as a group (7 persons)	566,836	20.6%

*                    Less than 1%.

(1)          The following table sets forth, as of March 16, 2006, the ownership of our Common Stock by each of our directors, by each of our Named Executive Officers (as defined in Item 11), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

(2)          The address of Brit Insurance Holdings PLC is 55 Bishopsgate, London, EC2N 3AS, United Kingdom. The address and information set forth in the table as to this stockholder are based on a Schedule 13D/A filed by this stockholder on October 21, 2002. As of March 16, 2006, Brit Insurance Holdings PLC owned approximately 78% of the equity interests of CF Epic Insurance and General Fund, but did not have voting or dispositive control over the shares of our Common Stock owned by CF Epic Insurance and General Fund.

(3)          The address of the Rennes Foundation is Aeulestrasse 38, FL 9490 Vaduz, Principality of Liechtenstein. The address and information set forth in the table as to this stockholder are based on a Schedule 13G/A filed by this stockholder on  February 23, 2006.

(4)          The address of CF Epic Insurance and General Fund is c/o Simon Shaw, Investment Manager, 55 Bishopsgate, London, EC2N 3AS, United Kingdom.

(5)          These shares are subject to a repurchase commitment by us pursuant to which Heart Consulting Pty. Ltd. may require us to repurchase such shares at any time during January 2006 for an aggregate purchase price of A$2,000,000 ($1,399,000 USD) minus any proceeds received by Heart Consulting Pty. Ltd. from earlier sales of any portion of such shares. The address of Heart is C/- PPF Partners, Level 2, 52 Collins Street, Melbourne, Victoria, Australia 3000.

(6)          Mr. Raina’s ownership includes 18,112 shares of restricted stock as well as options to purchase 443,751 shares of our common stock which are exercisable as of March 16, 2006, or that will become exercisable within 60 days after that date. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(7)          Mr. Baum’s ownership includes 6,888 shares of restricted stock as well as options to purchase 90,750 shares of our common stock which are exercisable as of March 16, 2006, or that will become exercisable within 60 days after that date.

(8)          Mr. Bhalla’s ownership includes options to purchase 3,625 shares of our common stock which are exercisable as of March 16, 2006, or that will become exercisable within 60 days after that date.

(9)          Mr. Keller’s ownership includes options to purchase 3,275 shares of our common stock which are exercisable as of March 16, 2006, or that will become exercisable within 60 days after that date.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2005, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2005 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	660,912	$11.89	411,621
—1996 Stock Incentive Plan	643,912	11.81	395,096
—1998 Non-Employee Directors Plan	17,000	14.85	16,525
Equity Compensation Plans not Approved by Security Holders	25,000	2.85	0
—Rahul Raina compensation	25,000	2.85	0
Total	685,912	$11.89	411,621

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 16, 2006, Brit Insurance Holdings PLC (“Brit”) held 930,163 shares of Common Stock, representing approximately 34% percent of our outstanding Common Stock. During 2005, approximately $3,762,000 recognized as services revenue from Brit and its affiliates related to call center and development projects. Total accounts receivable from Brit and its affiliates at December 31, 2005 were $988. We continue to provide services for Brit and its affiliates and to receive payments for such services. In addition, as of March 31, 2006, CF Epic Insurance and General Fund, of which Brit owned approximately 78% of the equity interests as of such date, beneficially owned 8.1% of our outstanding Common Stock.

During 2003, we hired Rahul Raina as the Director of Business Process Outsourcing for the Delphi Consulting Division of our company. In 2004, he was paid an annual salary of $90,000. On August 11, 2003, after becoming an employee of our company, we granted options to Mr. Raina to purchase 25,000 shares of our Common Stock. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price of $2.85, which was below the fair market value of the stock on the date of grant. This grant was not subject to any of our stockholder approved stock incentive plans. The total intrinsic value associated with the granting of options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $24,000 related to the options during 2005 and 2004. Rahul Raina’s annual salary was increased to $120,000 effective January 1, 2005 and received a bonus of $15,000 in 2005. Rahul Raina is the brother of Robin Raina, our Chairman of the Board, President and Chief Executive Officer.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO Seidman LLP (“BDO”) served as Ebix’s registered public accountants for the fiscal years ending December 31, 2005 and 2004.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2005 and 2004 and fees billed for other services rendered during 2005 and 2004 by BDO, our independent registered public accounting firm.

Services Rendered by BDO Seidman, LLP	2005	2004
Audit Fees(1)	$270,000	$214,000
Audit Related Fees(2)	$53,000	$67,500
Tax Fees(3)	$141,000	$122,000
All Other Fees	$1,000	$0

(1)          Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)          Including benefit plan and assistance with SEC and NASDAQ matters.

(3)          Includes the preparation of our federal income tax return.

The Audit Committee considered and pre-approved all of the above-referenced fees and services. Pursuant to a policy adopted by our Board of Directors, the Audit Committee requires advance approval of all audit services and permitted non-audit services to be provided by the independent registered public accounting firm as required by the Securities Exchange Act of 1934.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          1.   Financial Statements.

The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•       Reports of Independent Registered Public Accounting Firms

•       Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

•       Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2004, and December 31, 2003.

•       Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, December 31, 2004, and December 31, 2003.

•       Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

•       Notes to Consolidated Financial Statements

2.    Financial Statement Schedules.

The following consolidated financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

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
Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and	March 30, 2006
(Robin Raina)	Chief Executive Officer (principal executive officer)
/s/ RICHARD J. BAUM	Executive Vice President-Finance and	March 30, 2006
(Richard J. Baum)	Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary
/s/ HANS U.BENZ	Director	March 30, 2006
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 30, 2006
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 30, 2006
(Neil D. Eckert
/s/ ROLF HERTER	Director	March 30, 2006
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 30, 2006
(Han Ueli Keller)

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

3.1

Certificate of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference).

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

10.14

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

10.16

Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.17

Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18

Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.19

First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.20

Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

10.21

Third Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of October 20, 2005, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated herein by reference).

10.22

Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.23

Form of Restricted Stock Agreement under the Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference). +

10.24

Stock Purchase Agreement, dated April 28, 2005, by and between Ebix, Inc. and Craig Wm. Earnshaw (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference).

21.1	*	Subsidiaries of the Company.
23.1	*	Consent of BDO Seidman, LLP.
23.2	*	Consent of KPMG LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

+                Management contract or compensatory plan or arrangement required to be included as an exhibit to this annual report on Form 10-K.

Schedule II

Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2005, December 31, 2004 and December 31, 2003

Allowance for doubtful accounts receivable

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Beginning balance	$12,535	$356,235	$633,699
Provision for doubtful accounts	9,418	108,409	14,121
Write-off of accounts receivable against allowance	(10,681)	(452,109)	(291,585)
Ending balance	$11,272	$12,535	$356,235

Valuation allowance for deferred tax assets

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Beginning balance	$(9,965)	$(22,769)	$(23,918)
Decrease	1,044	12,804	1,149
Ending balance	$(8,921)	$(9,965)	$(22,769)