Form 10-Q
period 2006-03-31
EBIX INC
filed 2006-05-15
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

Ebix, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0021975
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1900 E. GOLF ROAD
SCHAUMBURG, IL	60173
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2006, the number of shares of Common Stock outstanding was 2,756,703.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,246	$6,733
Accounts receivable, less allowance of $18 and $11, respectively	3,885	3,502
Other current assets	520	444
Total current assets	10,651	10,679
Property and equipment, net	1,408	1,488
Goodwill	12,047	12,204
Intangible assets, net	3,058	3,293
Other assets	285	317
Total assets	$27,449	$27,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,518	$1,962
Accrued payroll and related benefits	677	1,450
Current portion of long term debt	966	969
Deferred revenue	3,017	2,794
Total current liabilities	6,178	7,175
Long term debt, less current portion	1,348	1,844
Redeemable common stock (0 shares issued and outstanding at March 31, 2006 and 157,728 outstanding at December 31, 2005, respectively) stated at redemption price	—	1,461

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, and 2,753,352 and 2,740,516 shares issued and outstanding, respectively	275	274
Additional paid-in capital	94,040	92,539
Accumulated deficit	(74,554)	(75,689)
Accumulated other comprehensive income	162	377
Total stockholders’ equity	19,923	17,501
Total liabilities and stockholders’ equity	$27,449	$27,981

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue:
Software	$497	$202
Services and other (Including revenues from related parties of $713 and $878, respectively- See Note 6.)	5,153	5,702
Total revenue	5,650	5,904
Operating expenses:
Services and other costs	1,331	1,406
Product development	869	794
Sales and marketing	590	478
General and administrative	1,364	1,689
Amortization and depreciation	314	329
Total operating expenses	4,468	4,696
Operating income	1,182	1,208
Interest income	79	82
Interest expense	(32)	(102)
Foreign exchange gain (loss)	42	(9)
Income before income taxes	1,271	1,179
Income tax expense	(136)	(111)
Net income	$1,135	$1,068

Basic earnings per common share	$0.41	$0.37

Diluted earnings per common share	$0.36	$0.33

Basic weighted average shares outstanding	2,748	2,912

Diluted weighted average shares outstanding	3,137	3,224

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,135	$1,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	314	329
Stock-based compensation	21	(32)
Restricted stock compensation	68	—
Provision for doubtful accounts	7	2
Changes in assets and liabilities:
Accounts receivable	(390)	(176)
Other assets	(44)	3
Accounts payable and accrued expenses	(444)	(58)
Accrued payroll and related benefits	(773)	141
Deferred revenue	223	501
Net cash provided by operating activities	117	1,778
Cash flows from investing activities:
Capital expenditures	(17)	(276)
Net cash used in investing activities	(17)	(276)
Cash flows from financing activities:
Proceeds from the exercise of the stock options	31	12
Principal payments under debt obligations	(499)	(500)
Net cash used in financing activities	(468)	(488)
Effect of foreign exchange rates on cash	(119)	56
Net change in cash and cash equivalents	(487)	1,070
Cash and cash equivalents at the beginning of the period	6,733	5,843
Cash and cash equivalents at the end of the period	$6,246	$6,913

Supplemental disclosures of cash flow information:
Interest paid	$—	$47
Income taxes paid	$40	$86

Supplemental schedule of noncash investing activities:

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements. For 2006, all of the Company’s contracts with multiple deliverables have fallen under higher level accounting literature under the provisions of SOP 97-2 and/or SOP 81-1.

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

Employee Stock Options—At March 31, 2006, the Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March 2005, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FASB No. 123R. Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year. The Company accounts for stock options issued to employees in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)), applying the modified prospective method, see Note 3 for additional information.

Non-employee Stock Compensation—Prior to January 1, 2006 the Company accounted for stock based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. Beginning on January 1, 2006, the Company accounts for stock based compensation issued to non-employees in accordance with SFAS 123(R), applying the modified prospective method, see Note 3 for additional information.

Note 2. STOCK OPTIONS

During the first quarter of 2006, the Company did not grant any stock options to employees; however, options to purchase a total of 1,500 shares of the Company’s Common Stock were issued to one non-employee director subsequent to his appointment to the Company’s Board of Directors on January 3, 2006. These options were granted at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 30,875 shares were outstanding at March 31, 2006. These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant). The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 51%, risk free interest rate of 4.59% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved. At March 31, 2006, non-employee options to purchase 4,812 shares were vested. The Company recognized a credit to compensation expense of approximately $38,000 related to these options during the three-month period ended March 31, 2005. There was no compensation expense related to these options during the three-month period ended March 31, 2006 as the options were vested.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock option plans. The total intrinsic value associated with the granting of these options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $6,000 related to these options during each of the three-month periods ended March 31, 2006 and March 31, 2005.

Note 3. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first quarter of 2006; however, options were granted to a Director. Stock compensation expense of $16,000 was recognized during the first quarter of 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005

Net income, as reported	$1,068,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,560
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(474,766)
Pro forma net income	$597,794

Basic earnings per share, as reported	$0.37
Diluted earnings per share, as reported	$0.33
Basic earnings per share, pro forma	$0.21
Diluted earnings per share, pro forma	$0.19

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Expected volatility	97%
Expected dividends	None
Weighted average risk-free interest rate	4.36%
Expected life of stock options	10 years

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	685,912	$11.89
Granted	1,500	19.65
Exercised	(2,977)	$14.70
Canceled	—	$—
Outstanding at March 31, 2006	684,435	$11.91	6.08	$5,706,956

Exercisable at March 31, 2006	645,291	$10.51	6.12	$6,284,037

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first quarter of 2006 was $30,000. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $31,000. During the first quarter of 2006, cash received from stock options exercised was $32,000. The following is a summary of nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	6,623	$18.26
Granted	1,500	19.65
Vested	(998)	$16.09
Canceled	—	—
Nonvested at March 31, 2006	7,125	$16.51

The Company had 22,644 of stock options that were unvested at March 31, 2006 that were expensed in 1999. In addition the Company has 9,375 of stock options that were unvested related to Rahul Raina; see Note 2 for additional information.

At March 31, 2006, there was $118,000 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 3.0 years.

The Company also grants restricted stock to certain employees. On June 1, 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 9,758 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 4,382 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2004 incentive compensation program (the “2004 Program”) approved by the Company’s Board of Directors on December 4, 2004 (as described in a Form 8-K filed by the Company on December 9, 2004) and were subject to a determination by the Compensation Committee and the Board, after the Company’s release of its 2004 operating results, that such operating results were substantially consistent with the operating results of the Company for the first nine months of 2004, as they compared to those for the same period of the prior year (excluding executive incentive compensation). The Compensation Committee and the Board made such determination in April 2005, at which time the grants of the restricted stock (along with 2004 cash bonus compensation) were approved, subject to the Compensation Committee’s approval of certain terms of the restricted stock awards and of the forms of restricted stock agreements to represent such awards.

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,013,000 in the case of Mr. Raina and $455,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $8,000 related to these shares during the quarter ended March 31, 2006. There was no compensation expense related to this restricted stock for the quarter ended March 31, 2005.

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100,000 in the case of Mr. Raina and $330,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $59,000 related to these shares for the quarter ended March 31, 2006. There was no compensation expense related to this restricted stock for the quarter ended March 31, 2005.

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

Note 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2006 and March 31, 2005 was 2,747,880 and 2,912,432, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended March 31, 2006 and March 31, 2005, the Company’s common stock equivalents consisted of restricted stock and stock options. For the three months ended March 31, 2006, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 388,939. At March 31, 2006, the fully diluted weighted average number of shares outstanding was 3,136,819. For the three months ended March 31, 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 312,055. At March 31, 2005, the fully diluted weighted average number of shares outstanding was 3,224,487. At March 31, 2006, there were 295,496 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5. COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2006	2005

Net income	$1,135,000	$1,068,000
Other comprehensive (loss) income — foreign currency translation adjustment	(215,000)	86,000
Comprehensive income	$920,000	$1,154,000

Note 6. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”), for $7,000,000. The total shares held by Brit at March 31, 2006 was 930,163, representing an equity ownership of approximately 34%. At March 31, 2006 Brit owned approximately 78% of CF Epic Insurance and General Fund, which owned approximately 8% of the Company’s common stock.

The Company has entered into various software and service agreements with Brit. During the first quarter of 2006 approximately $713,000 (13%) was recognized as revenue from Brit and its affiliates. During the first quarter of 2005, approximately $878,000 (15%) was recognized as revenue from Brit and its affiliates. Total accounts receivable from Brit and its affiliates at March 31, 2006 and December 31, 2005 were $1,067,000 and $988,000, respectively.

During the first quarter of 2006 and 2005, approximately $496,000 (9%) and $625,000 (11%), respectively, was recognized as revenue from another significant customer, AON. Total accounts receivable from AON at March 31, 2006 and December 31, 2005 were $531,000 and $181,000, respectively.

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

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $144,000 of amortization expense related to these intangible assets for each of the quarters ended March 31, 2006 and 2005.

Estimated Amortization Expenses:

For the year ending December 31, 2006	$575,000
For the year ending December 31, 2007	$575,000
For the year ending December 31, 2008	$575,000
For the year ending December 31, 2009	$358,000
For the year ending December 31, 2010	$320,000
Thereafter	$47,000

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

Note 8. ACQUISITION OF HEART

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable as follows: $3,619,000 paid in cash at closing (subsequent to closing the former owner of Heart paid the Company $467,000 for deferred revenue and a vacation accrual settlement), $1,399,000 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293,000), and $2,098,000 payable in 157,728 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $241,000 of transaction costs in conjunction with the Heart acquisition. In connection with the 157,728 shares of common stock issued, the owners of Heart received from Ebix the option to sell their stock back to Ebix subject to specified time frames and prices.

In 2005, the Company had classified $1,461,000 of the value of the common stock issued as temporary equity, “redeemable common stock,” in the condensed consolidated balance sheet due to the existence of the holder’s embedded put option. At any time during the one month period commencing January 3, 2006 and ending February 3, 2006, the holder of the redeemable common stock had a one-time right to require the Company to purchase all of the holder’s 157,728 shares at a price of AU$2,000,000 minus the aggregate purchase price received by the holder from any sales of these shares of common stock prior to the exercise of the put option. As of December 31, 2005, the holder had not sold any shares of common stock received from this transaction. The holder did not exercise the right to require the Company to purchase all of the holder’s 157,728 shares as of February 3, 2006; as such, the redeemable common stock was reclassified in first quarter 2006 as it is no longer redeemable.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Heart. Upon final review of the acquisition, the purchase price was reallocated. The following table summarizes the fair value of the Heart assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Current assets	$467,000
Property and equipment	43,000
Intangible assets	1,229,000
Goodwill	5,945,000
Total assets acquired	7,684,000
Current liabilities	467,000
Total liabilities assumed	467,000
Net assets acquired	$7,217,000

Of the $1,229,000 of intangible assets acquired, $630,000 was assigned to customer relationships with a remaining useful life of four years, $410,000 was assigned to developed technology and $189,000 was assigned to trademarks with a remaining estimated useful lives of five years. The Company recorded $73,000 and $74,000 of amortization expense related to these intangible assets for the quarters ended March 31, 2006 and 2005.

Estimated Amortization Expenses:

For the year ended December 31, 2006	$300,000
For the year ended December 31, 2007	$300,000
For the year ended December 31, 2008	$215,000
For the year ended December 31, 2009	$65,000
For the year ended December 31, 2010	$—

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

Note 9 -LINE OF CREDIT AND OTHER COMMITMENTS

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

In November 2005, the line of credit was paid and the total borrowings on this line were zero as of March 31, 2006.

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

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75,000 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2006, the maximum aggregate liability calculated was $679,000 for the annual contract period, which ends in September 2006.

Note 10—DEBT MATURITIES

	Year Ended December 31,
	2006	2007	2008	2009	Total
EbixLife	$—	$500,000	$462,000	$430,000	$1,392,000
Heart	$466,000	$456,000	$—	$—	$922,000
	$466,000	$956,000	$462,000	$430,000	$2,314,000

The EbixLife debt is a result of the EbixLife acquisition on February 23, 2004 and represents a $2,500,000 non-interest bearing note payable. The note is payable in annual installments of $500,000 over five years. The Company has imputed interest on this debt of 4%. The first installment was paid on February 23, 2005 and the second installment was paid on February 23, 2006.

The Heart debt is a result of the Heart acquisition on July 1, 2004 and represents $1,399,000 payable under stand by letters of credit issued by the Company’s lender under the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing. The Company has imputed interest on this debt at 4%. The first installment was paid on July 1, 2005.

Note 11 – ACQUISITION OF INFINITY ON MAY 9, 2006

On May 9, 2006, Ebix, Inc. (“Ebix”) announced the acquisition of substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). This acquisition was post-dated to be effective as of May 1, 2006. Ebix acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity meets certain future revenue projections as a division of Ebix.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

The Company’s product and service strategy focuses on the following five areas: (1) providing software development services to insurance carriers, brokers and agents; (2) worldwide sale, customization, development, implementation and support of its insurance carrier system product, named Business Reinsurance and Insurance Company System “BRICS”); (3) worldwide sales and support of agency management systems including EbixASP and eGlobal; (4) expansion of connectivity between consumers, agents, carriers and third party providers through its exchange family of products worldwide namely, EbixLife and EbixExchange; and (5) business process outsourcing services, which include call center and back office, either off site or at the Company’s facilities. Software delivered online through application service provider (“ASP”) models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by development services, system sales, the sale and licensing of BRICS, international operations, EbixLife, EbixExchange, call center services and support.

As discussed in note 9, on May 9, 2006 the Company, for a cash payment of $2.9 million of internally generated funds, acquired substantially all of the operating assets of Infinity Consulting, Inc. effective May 1, 2006. There is a contingent future payment of $4.5 million to be made upon attaining performance criteria.  This acquisition is consistent with the Company’s overall focus on providing software solutions to insurance carriers, agents and brokers.  Along with the Company’s other acquisitions over the last two years, the acquisition of Infinity provides the Company with a stronger base of insurance customers who are a target for cross marketing of the Company’s other products.

Critical Accounting Policies

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Three-Month Period Ended March 31, 2006 Compared to the Three-Month Period Ended March 31, 2005

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, EbixLife services, Heart services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended March 31, 2006 decreased $254,000, or 4.3%, to $5,650,000 from $5,904,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, current legacy products, and other third party software. Total software revenue for the first quarter of 2006 increased $295,000, or 146.0%, to $497,000 from $202,000 for the comparable quarter of the prior year. This increase was primarily due to the increase in international software revenue of $308,000.

Services Revenue — Total services revenue for the first quarter of 2006 decreased $549,000, or 9.6%, from $5,702,000 for the comparable quarter of the prior year. This decrease was primarily due to a decrease in consulting revenue of $330,000, a decrease in support revenue associated with legacy products of $195,000, a decrease in EbixMall revenue of $127,000, a decrease in call center revenue of $31,000, a decrease in hosting revenue of $29,000 partially offset by an increase in international service revenue of $135,000 and an increase in EbixLife revenue of $45,000.

During the first quarter of 2006 and 2005, approximately $713,000 and $878,000, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 13% and 15%, of the Company’s total revenues for the first quarters of 2006 and 2005, respectively. Brit owned approximately 34% of the Company’s common stock as of March 31, 2006. In addition, the Company has been informed that, as of March 31, 2006, Brit owned approximately 78% of the equity interests of CF Epic Insurance and General Fund, which at March 31, 2006 owned approximately 8% of the Company’s outstanding common stock. For the three-month periods ended March 31, 2006 and March 31, 2005, 9% and 11% of the Company’s total revenues were from AON. Neither Brit and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

First quarter of 2006	$590,000	$5,153,000
First quarter of 2005	$785,000	$5,904,000

Support revenue decreased $195,000, or 25%, and as a percentage of total revenue decreased to 11% from 13%, in the first quarter of 2006, compared to the first quarter of 2005.

Based on historical data, the Company expects that legacy support revenue will continue to decrease by approximately 20% each year on a declining balance. The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products. As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below breakeven, operations will be reviewed to determine if costs can be further reduced for the activity to be profitable, and if not, the Company plans to discontinue supporting the legacy products. The Company cannot predict when this will occur.

The Company expects that future Services revenue will be derived from the sale of BRICS as well as EbixASP registration and monthly fees, EbixLife services, Heart Services, software development and legacy support and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange, conversion and training.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the quarter decreased $75,000, or 5.3%, from $1,406,000 for the comparable quarter of the prior year. This decrease was due to a decrease in payroll expenses of $41,000, a decrease in expenses for required services to support the Company’s products of $35,000 and a decrease in facility costs of $8,000 partially offset by an increase in international support costs of $9,000.

Product Development Expenses - Total product development expenses for the first quarter of 2006 increased $75,000, or 9.4%, from $794,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll expenses related to an increase in India payroll expenses of $27,000 and a decrease in domestic payroll of $7,000. In addition, facility costs increased $55,000 as a result of the increases in headcount in various locations.

Sales and Marketing Expenses - Total sales and marketing expenses for the first quarter of 2006 increased $112,000, or 23.4%, from $478,000 for the comparable quarter of the prior year. This increase was attributable to an increase in payroll expenses of $104,000.

General and Administrative Expenses - Total general and administrative expenses for the quarter decreased $325,000, or 19.2%, from $1,689,000 for the comparable quarter of the prior year. This decrease was due to a decrease in accrued bonus of $250,000, as a result of one quarter of the 2005 total bonus being accrued compared to no such accrual in 2006, an increase in the amount of facility costs allocated to other departments of $220,000, a decrease in audit and legal fees of $165,000, a decrease in consulting costs of $25,000, a decrease in rent expense of $9,000 and a decrease in insurance expense of $8,000 partially offset by an increase in payroll expenses of $186,000, an increase in travel and entertainment of $70,000, an increase in international general and administrative expenses of $59,000 and an increase in office expense of $33,000.

Amortization and Depreciation Expenses – Total amortization and depreciation expenses for the quarter decreased $15,000, or 4.6%, from $329,000 for the comparable quarter of the prior year. Depreciation expense decreased $15,000 as a result of assets becoming fully depreciated prior to the first quarter of 2006.

Income tax expense— The effective tax rate for the first quarter of 2006 was higher than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,246,000 at March 31, 2006, compared to cash and cash equivalents of $6,733,000 at December 31, 2005.

During the three months ended March 31, 2006, the Company generated operating cash flow of $117,000 as compared to $1,778,000 of operating cash flow for the three months ended March 31, 2005. This decrease in cash flow from operations in the three months ended March 31, 2006 resulted primarily from a decrease in payroll and accrued benefits of $773,000 due to the payment of 2005 bonuses, a decrease in accounts payable and accrued expenses of $444,000, an increase in accounts receivable of $390,000, partially offset by $1,135,000 of net income, depreciation and amortization of $314,000, an increase in deferred revenue of $223,000 and restricted stock compensation of $68,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $17,000 in the three months ended March 31, 2006 represented various capital expenditures. Cash used in financing activities of $468,000 resulted from the Company’s payment of a long-term debt obligation, partially offset by the proceeds from the exercise of stock options.

In the three months ended March 31, 2006, 13% and 9% of the Company’s total revenues were from two customers—Brit and its affiliates and AON, respectively. Neither Brit nor AON have long-term agreements with the Company that provide certainty that such revenues and related cash flows will be recurring. AON International continues to acquire licenses for more locations resulting in more reliance on the e-Global system.

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004 and expires on October 31, 2006. In November 2005, the line of credit was paid and the total borrowings on this line were zero as of March 31, 2006.

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

The following summarizes the Company’s contractual obligations at March 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 — 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)	$2,432	$966	$1,466	$—	$—
Operating Leases Obligations	3,686	1,058	1,546	729	353
Capital Leases Obligations	—	—	—	—	—
Total	$6,118	$2,024	$3,012	$729	$353

(1)     Includes interest of approximately $166,000 at an imputed interest rate of 4% as of the date of acquisition.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, the Company has foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company and its subsidiaries have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction gains of $42,000 for the three months ended March 31, 2006 and losses of $9,000 for the three months ended March 31, 2005. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $227,000 and $127,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

There have been no material changes in the Company’s interest rate risk during the three months ended March 31, 2006. For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.             CONTROLS AND PROCEDURES –

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting for the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II — OTHER INFORMATION

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

Item 1A. RISK FACTORS

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

Revenues from one customer, Brit Insurance Holdings PLC and its affiliates, which at March 31, 2006 owned approximately 34.0% of our common stock and approximately 78% of CF Epic Insurance and General Fund, which at that date owned approximately 8.1% of our common stock, represented approximately 13% ($713,000) and 15% ($878,000) of our total revenue for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another customer, AON, represented approximately 9% ($496,000) and 11% ($625,000) of our total revenue for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At March 31, 2006, Brit Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 54.4% of our outstanding common stock. In addition, at March 31, 2006, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests, beneficially owned 8.1% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 6. EXHIBITS

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

Ebix, Inc.

Date: May 15, 2006	By
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