Form 10-Q
period 2006-06-30
EBIX INC
filed 2006-08-14
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐          Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 8, 2006, the number of shares of Common Stock outstanding was 2,756,602.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,432	$6,733
Accounts receivable, less allowance of $19 and $11, respectively	5,071	3,502
Other current assets	479	444
Total current assets	9,982	10,679
Property and equipment, net	1,676	1,488
Goodwill	12,859	12,204
Intangible assets, net	5,196	3,293
Other assets	285	317
Total assets	$29,998	$27,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,836	$1,962
Accrued payroll and related benefits	1,180	1,450
Current portion of long term debt	978	969
Current portion of capital lease obligations	3	—
Current deferred rent	44	—
Deferred revenue	2,920	2,794
Total current liabilities	6,961	7,175
Long term debt, less current portion	1,374	1,844
Long term capital lease obligation, less current portion	11	—
Long term deferred rent	243	—
Redeemable common stock (0 shares issued and outstanding at June 30, 2006 and 157,728 outstanding at December 31, 2005, respectively) stated at redemption price	—	1,461

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 2,764,828 issued and 2,763,726 outstanding at June 30, 2006 and 2,740,516 shares issued and outstanding, at December 31, 2005	276	274
Additional paid-in capital	94,175	92,539
Treasury stock (1,102 shares repurchased as of June 30, 2006)	(20)	—
Accumulated deficit	(73,056)	(75,689)
Accumulated other comprehensive income	34	377
Total stockholders’ equity	21,409	17,501
Total liabilities and stockholders’ equity	$29,998	$27,981

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Software	$428	$408	$925	$610
Services and other (Including revenues from related parties of $702, $879, $1,415 and $1,757, respectively- See Note 6.)	6,601	5,726	11,754	11,428
Total revenue	7,029	6,134	12,679	12,038
Operating expenses:
Services and other costs	1,359	1,503	2,690	2,909
Product development	1,099	773	1,968	1,567
Sales and marketing	650	522	1,240	1,000
General and administrative	1,997	1,826	3,361	3,515
Amortization and depreciation	417	319	731	648
Total operating expenses	5,522	4,943	9,990	9,639
Operating income	1,507	1,191	2,689	2,399
Interest income	59	83	138	165
Interest expense	(55)	(113)	(87)	(215)
Foreign exchange gain	46	84	88	75
Income before income taxes	1,557	1,245	2,828	2,424
Income tax expense	(59)	(161)	(195)	(272)
Net income	$1,498	$1,084	$2,633	$2,152

Basic earnings per common share	$0.54	$0.39	$0.96	$0.76

Diluted earnings per common share	$0.48	$0.35	$0.84	$0.69

Basic weighted average shares outstanding	2,759	2,778	2,754	2,845

Diluted weighted average shares outstanding	3,136	3,057	3,136	3,141

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$2,633	$2,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	731	648
Stock-based compensation	43	(17)
Restricted stock compensation	90	48
Provision for doubtful accounts	8	4
Changes in assets and liabilities:
Accounts receivable	(1,577)	(431)
Other assets	(3)	(7)
Accounts payable and accrued expenses	(126)	154
Accrued payroll and related benefits	(270)	(307)
Deferred revenue	35	403
Net cash provided by operating activities	1,564	2,647
Cash flows from investing activities:
Investment in Infinity	(3,001)	-
Deferred rent	233	-
Capital expenditures	(326)	(330)
Net cash used in investing activities	(3,094)	(330)
Cash flows from financing activities:
Proceeds from the exercise of the stock options	123	57
Payments on the line of credit	-	(91)
Repurchase of stock guarantee	-	(2,700)
Repurchase of common stock	(20)	-
Capital leases	14	-
Principal payments under debt obligations	(500)	(500)
Net cash used in financing activities	(383)	(3,234)
Effect of foreign exchange rates on cash	(388)	(11)
Net change in cash and cash equivalents	(2,301)	(928)
Cash and cash equivalents at the beginning of the period	6,733	5,843
Cash and cash equivalents at the end of the period	$4,432	$4,915

Supplemental disclosures of cash flow information:
Interest paid	$-	$99
Income taxes paid	$228	$183

Supplemental schedule of noncash investing activities:

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — These condensed consolidated financial statements are unaudited, include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix or “the Company”), and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

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

New accounting pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“Interpretation”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluation the requirements of this Interpretation, but does not expect that the adoption will have a material effect on the Company’s financial statements or tax returns.

Employee Stock Options—At June 30, 2006, the Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March 2005, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FAS No. 123R. Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year. The Company accounts for stock options issued to employees in accordance with (SFAS 123(R)), applying the modified prospective method, see Note 3 for additional information.

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

Note 2. STOCK OPTIONS

During the second quarter of 2006 the Company did not grant any stock options. During the first quarter of 2006, the Company did not grant any stock options to employees; however, options to purchase a total of 1,500 shares of the Company’s Common Stock were issued to one non-employee director subsequent to his appointment to the Company’s Board of Directors on January 3, 2006. These options were granted at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 30,875 shares were outstanding at June 30, 2006. These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant). The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 51%, risk free interest rate of 4.59% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved. At June 30, 2006, non-employee options to purchase 4,812 shares were vested. The Company recognized compensation expense of approximately $11,000 related to these options during the three-month period ended June 30, 2005. The Company recognized a credit to compensation expense of approximately $27,000 related to these options during the six-month period ended June 30, 2005. There was no compensation expense related to these options during the three and six-month periods ended June 30, 2006 as the options were vested.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock option plans. The total intrinsic value associated with the granting of these options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $6,000 and $12,000 related to these options during each of the three-month and six-month periods ended June 30, 2006 and June 30, 2005.

Note 3. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” , applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first quarter of 2006; however, options were granted to a Director. Stock compensation expense of $16,000 and $32,000 was recognized during the three and six-month period ended June 30, 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$1,084,000	$2,152,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	9,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(80,000)	(554,000)
Pro forma net income	$1,009,000	$1,607,000

Basic earnings per share, as reported	$0.39	$0.76
Diluted earnings per share, as reported	$0.35	$0.69
Basic earnings per share, pro forma	$0.36	$0.56
Diluted earnings per share, pro forma	$0.33	$0.51

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the six months ended June 30, 2005:

Six Months Ended June 30, 2005
Expected volatility	97%
Expected dividends	None
Weighted average risk-free interest rate	4.36%
Expected life of stock options	10 years

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three and six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	685,912	$11.89
Granted	1,500	$19.65
Exercised	(2,977)	$14.70
Canceled	—	$—
Outstanding at March 31, 2006	684,435	$11.91	6.08	$5,706,956
Granted	—
Exercised	10,475	$8.81
Canceled	—
Outstanding at June 30, 2006	673,960	$11.96	5.81	$3,396,758

Exercisable at June 30, 2006	637,381	$10.53	5.85	$4,122,134

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first quarter and second quarter of 2006 was $30,000 and $86,000, respectively. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $31,000 in the first quarter of 2006 and $91,000 in the second quarter of 2006. During the first quarter of 2006, cash received from stock options exercised was $32,000. During the second quarter of 2006, cash received from stock options exercised was $98,000. The following is a summary of nonvested stock option activity for the three and six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	6,623	$18.26
Granted	1,500	$19.65
Vested	(998)	$16.09
Canceled	—	—
Nonvested at March 31, 2006	7,125	$16.51
Granted	—	—
Vested	(1,002)	$16.09
Canceled	—	—
Nonvested at June 30, 2006	6,123	$16.58

The Company had 22,644 of stock options that were unvested at June 30, 2006 that were expensed in 1999. In addition the Company has 7,812 of stock options that were unvested related to Rahul Raina; see Note 2 for additional information.

At June 30, 2006, there was $102,000 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 2.5 years.

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

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,013,000 in the case of Mr. Raina and $455,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $8,000 and $16,000 related to these shares during the three and six months ended June 30, 2006. There was compensation expense of $48,000 related to this restricted stock for the three and six months ended June 30, 2005.

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100,000 in the case of Mr. Raina and $330,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $14,000 and $73,000 related to these shares for the three and six months ended June 30, 2006. There was no compensation expense related to this restricted stock for the three and six months ended June 30, 2005.

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

Note 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2006 was 2,759,085 and 2,753,513, respectively. The weighted average number of shares outstanding for the three and six months ended June 30, 2005 was 2,777,970 and 2,844,829, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and six months ended June 30, 2006 and June 30, 2005, the Company’s common stock equivalents consisted of restricted stock and stock options. For the three and six months ended June 30, 2006, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 376,690 and 382,815. At June 30, 2006, the fully diluted weighted average number of shares outstanding for the three and six months was 3,135,775 and 3,136,328. For the three and six months ended June 30, 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 279,483 and 295,770. At June 30, 2005, the fully diluted weighted average number of shares outstanding for the three and six months was 3,057,453 and 3,140,599. At June 30, 2006, there were 291,145 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At June 30, 2005, there were 392,722 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$1,498,000	$1,084,000	$2,633,000	$2,152,000
Other comprehensive loss— foreign currency translation adjustment	(128,000)	(97,000)	(343,000)	(11,000)
Comprehensive income	$1,370,000	$987,000	$2,290,000	$2,141,000

Note 6. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”), for $7,000,000. The total shares held by Brit at June 30, 2006 was 930,163, representing an equity ownership of approximately 34%. At June 30, 2006 Brit owned approximately 78% of CF Epic Insurance and General Fund, which owned approximately 8% of the Company’s common stock.

The Company has entered into various software and service agreements with Brit. During the three and six months ended June 30, 2006 approximately $702,000 (10%) and $1,415,000 ($11%) was recognized as revenue from Brit and its affiliates. During the three and six months ended June 30, 2005, approximately $879,000 (14%) and $1,757,000 (15%) was recognized as revenue from Brit and its affiliates. Total accounts receivable from Brit and its affiliates at June 30, 2006 and December 31, 2005 were $1,148,000 and $988,000, respectively.

During the three and six months ended June 30, 2006, approximately $712,000 (10%) and $1,208,000 (9%), respectively, was recognized as revenue from another significant customer, AON. During the three and six months ended June 30, 2005, approximately $113,000 (2%) and $625,000 (6%), respectively, was recognized as revenue from AON. Total accounts receivable from AON at June 30, 2006 and December 31, 2005 were $462,000 and $181,000, respectively.

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

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $144,000 and $288,000 of amortization expense related to these intangible assets for the three and six months ended June 30, 2006, respectively and $144,000 and $288,000 of amortization expense related to these intangibles for the three and six months ended June 30, 2005.

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

Of the $1,229,000 of intangible assets acquired, $630,000 was assigned to customer relationships with a remaining useful life of four years, $410,000 was assigned to developed technology and $189,000 was assigned to trademarks with a remaining estimated useful lives of five years. The Company recorded $73,000 and $146,000 of amortization expense related to these intangible assets for the three and six months ended June 30, 2006, respectively and $62,000 and $139,000 of amortization expense related to these intangibles for the three and six months ended June 30, 2005.

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

In November 2005, the line of credit was paid and the total borrowings on this line were zero as of June 30, 2006.

Letters of Credit

Under terms of the agreement with Heart Consulting Services Pty Ltd. (see note 8), $1,399,000 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition (present value computed as $1,293,000). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. On July 1, 2005 the Company paid the first installment of $508,000. On July 3, 2006 the Company paid the second installment of $496,000.

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75,000 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2006, the maximum aggregate liability calculated was $658,000 for the annual contract period, which ends in September 2006.

Note 10—DEBT MATURITIES

	Year Ended December 31,
	2006	2007	2008	2009	Total
EbixLife	$—	$500,000	$500,000	$500,000	$1,500,000
Heart	$487,000	$487,000	$—	$—	$974,000
	$487,000	$987,000	$500,000	$500,000	$2,474,000

The EbixLife debt is a result of the EbixLife acquisition on February 23, 2004 and represents a $2,500,000 non-interest bearing note payable. The note is payable in annual installments of $500,000 over five years. The Company has imputed interest on this debt of 4%. The debt on the balance sheet is net of imputed interest. The first installment was paid on February 23, 2005 and the second installment was paid on February 23, 2006.

The Heart debt is a result of the Heart acquisition on July 1, 2004 and represents $1,399,000 payable under stand by letters of credit issued by the Company’s lender under the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing. The Company has imputed interest on this debt at 4%. The first installment was paid on July 1, 2005 and the second installment was made on July 3, 2006.

Note 11 — ACQUISITION OF INFINITY ON MAY 9, 2006

On May 9, 2006, Ebix, Inc. (“Ebix”) announced the acquisition of substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). This acquisition was effective as of May 1, 2006. Ebix acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity meets certain future revenue projections as a division of Ebix. The Company capitalized approximately $101,000 of transaction costs in conjunction with the Infinity acquisition.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Infinity.  The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Property and equipment	$93,000
Intangible assets	2,399,000
Goodwill	654,000
Total assets acquired	3,146,000
Deferred revenue	91,000
Deferred rent	54,000
Total liabilities assumed	145,000
Net assets acquired	$3,001,000

Of the $2,399,000 of intangible assets acquired, $656,000 was assigned to customer relationships with a remaining useful life of ten years, $1,525,000 was assigned to developed technology with a remaining useful life of 5 years and $218,000 was assigned to trade name with a remaining estimated useful life of ten years. The Company recorded $65,000 of amortization expense related to these intangible assets for both the three and six months ended June 30, 2006. There was no amortization expense related to these intangibles for the three and six months ended June 30, 2005 as the acquisition was consummated in May 2006.

Estimated Amortization Expenses:

For the year ended December 31, 2006	$262,000
For the year ended December 31, 2007	$392,000
For the year ended December 31, 2008	$392,000
For the year ended December 31, 2009	$392,000
For the year ended December 31, 2010 and thereafter	$961,000

The acquisition of infinity was consistent with the Company’s overall focus on providing software solutions to insurance carriers agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Note 12 — PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the three and six months ended June 30, 2006 and June 30, 2005, presents the consolidated operations of the Company as if the Infinity acquisition had been made on January 1, 2005, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition.  The Company made adjustments primarily for the amortization of intangible assets related to the acquisition.  The unaudited pro forma financial information is provided for informational purposes only and does not project the Company.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenue	$7,442,000	$14,329,000	$7,372,000	$14,514,000
Net income	$1,548,000	$2,831,000	$1,233,000	$2,449,000
Basic earnings per share	$0.56	$1.03	$0.44	$0.86
Diluted earnings per share	$0.49	$.90	$0.40	$0.78

Note 13 — STOCK REPURCHASE

On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase of up to $1 million of Ebix’s current outstanding shares of common stock.  Under the terms of the board’s authorization, Ebix retains the right to purchase up to $1million in shares but does not have to repurchase this entire amount.  All repurchases are expected to be made with cash on hand.

The repurchase program’s terms have been structured to comply with the SEC’s Rule10b-18, and is subject to market conditions and applicable legal requirements.  The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.  All purchases will be on the open market and are expected to be funded from existing cash.

For the three and six months ended June 30, 2006 the Company repurchased 1,102 shares of common stock at prices ranging from $17.69 to $18.50.  As of August 3, 2006 the Company repurchased 8,226 shares of common stock at prices ranging from $15.00 to $18.50.

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

As discussed in note 11, on May 9, 2006 the Company, for a cash payment of $2.9 million of internally generated funds, acquired substantially all of the operating assets of Infinity Consulting, Inc. effective May 1, 2006. There is a contingent future payment of $4.5 million to be made upon attaining performance criteria.  This acquisition is consistent with the Company’s overall focus on providing software solutions to insurance carriers, agents and brokers.  Along with the Company’s other acquisitions over the last two years, the acquisition of Infinity provides the Company with a stronger base of insurance customers who are a target for cross marketing of the Company’s other products.

Critical Accounting Policies

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Three-Month Period Ended June 30, 2006 Compared to the Three-Month Period Ended June 30, 2005

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, Infinity services, EbixLife services, Heart services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended June 30, 2006 increased $895,000, or 14.6%, to $7,029,000 from $6,134,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, current legacy products, and other third party software. Total software revenue for the first quarter of 2006 increased $20,000, or 4.9%, to $428,000 from $408,000 for the comparable quarter of the prior year. This increase was primarily due to the increase in domestic software revenue.

Services Revenue — Total services revenue for the first quarter of 2006 increased $875,000, or 15.3%, from $5,726,000 for the comparable quarter of the prior year. This increase was primarily due to an increase in consulting revenue of $572,000 primarily due to the acquisition of Infinity, an increase in international revenue of $389,000 and an increase in EbixLife revenue of $183,000 partially offset by a decrease in support revenue associated with legacy products of $137,000, a decrease in EbixMall revenue of $82,000, a decrease in hosting revenue of $32,000 and decrease of $18,000 in other various revenue.

During the second quarter of 2006 and 2005, approximately $702,000 and $879,000, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 10% and 14%, of the Company’s total revenues for the second quarters of 2006 and 2005, respectively. Brit owned approximately 34% of the Company’s common stock as of June 30, 2006. In addition, the Company has been informed that, as of June 30, 2006, Brit owned approximately 78% of the equity interests of CF Epic Insurance and General Fund, which at June 30, 2006 owned approximately 8% of the Company’s outstanding common stock. For the three-month periods ended June 30, 2006 and June 30, 2005, 10% and 2% of the Company’s total revenues were from AON. Neither Brit and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Second quarter of 2006	$531,000	$7,029,000
Second quarter of 2005	$668,000	$6,134,000

Support revenue decreased $137,000, or 21%, and as a percentage of total revenue decreased to 8% from 11%, in the second quarter of 2006, compared to the second quarter of 2005.

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

The Company expects that future Services revenue will be derived from the sale of BRICS as well as EbixASP registration and monthly fees, EbixLife services, Heart Services, Infinity services, software development and legacy support and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange, conversion and training.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the quarter decreased $144,000, or 9.6%, from $1,503,000 for the comparable quarter of the prior year. This decrease was due to a decrease in payroll expenses of $13,000, a decrease in expenses for required services to support the Company’s products of $58,000, a decrease in international support costs of $55,000 and a decrease in facility costs of $21,000 partially offset by an increase in  travel and entertainment  expenses of $3,000.

Product Development Expenses - Total product development expenses for the second quarter of 2006 increased $326,000, or 42.2%, from $773,000 for the comparable quarter of the prior year. This increase was due to an increase in domestic payroll expenses of $238,000 primarily due to the acquisition of Infinity and international payroll expenses of $35,000. In addition, facility costs increased $52,000 as a result of the increases in allocations based on headcount in various locations.

Sales and Marketing Expenses - Total sales and marketing expenses for the second quarter of 2006 increased $128,000, or 24.5%, from $522,000 for the comparable quarter of the prior year. This increase was attributable to an increase in payroll expenses of $157,000 primarily due to the acquisition of Infinity, an increase in travel and entertainment expenses of $15,000 and an increase in facility costs of $7,000 partially offset by a decrease in advertising expenses of $51,000.

General and Administrative Expenses - Total general and administrative expenses for the quarter increased $171,000, or 9.4%, from $1,826,000 for the comparable quarter of the prior year. This increase was due to an increase in accrued bonus of $308,000, as a result of the 2006 bonus being recorded on second quarter as the Company finalized the bonus plan in second quarter of 2006 compared the 2005 bonus accrual which was recorded in both the first and second quarters of the 2005, an increase in international general and administrative expenses of $16,000, an increase in travel and entertainment of $84,000, an increase in rent expense of $23,000 and an increase in office expense of $16,000 partially offset by an increase in the amount of facility costs allocated to other departments of $170,000, decrease in audit and legal fees of $45,000, a decrease in Director fees of $28,000, a decrease in charitable contributions of $18,000 and a decrease in consulting costs of $15,000.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the quarter increased $98,000, or 30.7%, from $319,000 for the comparable quarter of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisition of Infinity.

Income tax expense— The effective tax rate for the second quarter of 2006 was lower than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Six-Month Period Ended June 30, 2006 Compared to the Six-Month Period Ended June 30, 2005

Total Revenue - Total revenue for the six-month period ended June 30, 2006 increased $641,000, or 5.3%, to $12,679,000 from $12,038,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the six-month period ended June 30, 2006 increased $315,000, or 51.6%, to $925,000 from $610,000 for the comparable period of the prior year. This increase was primarily due to the increase in domestic software revenue.

Services Revenue — Total services revenue for the six-month period ended June 30, 2006 increased $326,000, or 2.9%, from $11,428,000 for the comparable period of the prior year. This increase was primarily due to a increase in consulting revenue of $242,000 primarily due to the acquisition of Infinity, an increase in international service revenue of $524,000 and an increase in EbixLife revenue of $228,000 partially offset by a decrease in support revenue associated with legacy products of $332,000, a decrease in EbixMall revenue of $209,000, a decrease in hosting revenue of $61,000, a decrease in call center revenue of $42,000 and a decrease in other revenues of $24,000.

During the six-month period ended June 30, 2006 and 2005, approximately $1,415,000 and $1,757,000, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 11% and 15%, of the Company’s total revenues for the six-month periods ended June 30, 2006 and 2005, respectively. Brit owned approximately 34% of the Company’s common stock as of June 30, 2006. In addition, the Company has been informed that, as of June 30, 2006, Brit owned approximately 78% of the equity interests of CF Epic Insurance and General Fund, which at June 30, 2006 owned approximately 8% of the Company’s outstanding common stock. For the six-month periods ended June 30, 2006 and 2005, 10% and 6% of the Company’s total revenues were from AON. Neither Brit and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Six-months ended June 30, 2006	$1,121,000	$12,679,000
Six-months ended June 30, 2005	$1,454,000	$12,038,000

Support revenue decreased $333,000, or 23%, and as a percentage of total revenue decreased to 9% from 12%, in the six-month period ended June 30, 2006 compared to the same period in 2005.

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

The Company expects that future Services revenue will be derived from the sale of BRICS as well as EbixASP registration and monthly fees, EbixLife services, Heart services, Infinity services, software development and legacy support and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange, conversion and training.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the six-month period ended June 30, 2006 decreased $219,000, or 7.5%, from $2,909,000 for the comparable period of the prior year. This decrease was due to a decrease in payroll expenses of $54,000, a decrease in expenses for required services to support the Company’s products of $92,000 and a decrease in facility costs of $30,000 a decrease in international support costs of $46,000 partially offset by an increase in travel and entertainment expenses of $3,000.

Product Development Expenses - Total product development expenses for the six-month period ended June 30, 2006 increased $401,000, or 25.6%, from $1,567,000 for the comparable period of the prior year. This increase was due to an increase in domestic payroll expenses of $228,000, primarily due to the acquisition of Infinity, and international payroll expenses of $66,000. In addition, facility costs increased $108,000 as a result of the increases in headcount in various locations.

Sales and Marketing Expenses - Total sales and marketing expenses for the six-month period ended June 30, 2006 increased $240,000, or 24.0%, from $1,000,000 for the comparable period of the prior year. This increase was attributable to an increase in payroll expenses of $253,000 primarily due to the acquisition of Infinity, an increase in travel and entertainment expenses of $20,000, an increase in facility costs of $13,000 and an increase in office supplies of $10,000 partially offset by a decrease in advertising expenses of $53,000 and a decrease in international expenses of $3,000.

General and Administrative Expenses - Total general and administrative expenses for the six-month period ended June 30, 2006  decreased $154,000, or 4.4%, from $3,515,000 for the comparable period of the prior year. This increase was due to an increase in accrued bonus of $58,000 for 2006 compared to 2005, an increase in payroll expenses of $188,000, an increase in international general and administrative expenses of $87,000, an increase in travel and entertainment of $154,000, an increase in rent expense of $14,000 and an increase in office expense of $80,000 partially offset by an increase in the amount of facility costs allocated to other departments of $394,000, decrease in audit and legal fees of $210,000, a decrease in Director fees of $57,000, a decrease in charitable contributions of $23,000 and a decrease in consulting costs of $51,000.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the six-month period ended June 30, 2006 increased $83,000, or 12.8%, from $648,000 for the comparable period of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisition of Infinity.

Income tax expense— The effective tax rate for the  six months ended June 30, 2006 was lower than the rate for the comparable period of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4,432,000 at June 30, 2006, compared to cash and cash equivalents of $6,733,000 at December 31, 2005.

During the six months ended June 30, 2006, the Company generated operating cash flow of $1,564,000 as compared to $2,647,000 of operating cash flow for the six months ended June 30, 2005. This increase in cash flow from operations in the six months ended June 30, 2006 resulted primarily $2,633,000 of net income partially offset by an increase in net accounts receivable of $1,577,000, amortization and depreciation of $731,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $3,094,000 in the six months ended June 30, 2006 represented expenditures made primarily related to the Company’s acquisition of Infinity. Cash used in financing activities of $383,000 resulted from the Company’s payment of a long-term debt obligation, partially offset by the proceeds from the exercise of stock options.

In the six months ended June 30, 2006, 11% and 9% of the Company’s total revenues were from two customers—Brit and its affiliates and AON, respectively. Neither Brit nor AON have long-term agreements with the Company that provide certainty that such revenues and related cash flows will be recurring. AON International continues to acquire licenses for more locations resulting in more reliance on the e-Global system.

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004 and expires on October 31, 2006. In November 2005, the line of credit was paid and the total borrowings on this line were zero as of June 30, 2006.

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

The following summarizes the Company’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 — 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)	$2,432	$966	$1,466	$—	$—
Operating Leases Obligations	3,866	936	1,562	921	447
Capital Leases Obligations	14	3	7	4	—
Total	$6,312	$1,905	$3,035	$925	$447

(1)     Includes interest of approximately $166,000 at an imputed interest rate of 4% as of the date of acquisition.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, the Company has foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company and its subsidiaries have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction gains of $46,000 and $84,000 for the three months ended June 30, 2006 and 2005, respectively and net transaction gains of $88,000 and $75,000 for the six months ended June 30, 2006 and 2005, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in a positive impact on income before taxes of approximately $61,000 for the three months ended June 30, 2006 and an adverse impact on income before taxes of approximately $167,000 for the three months ended June 30, 2005, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $166,000 and $295,000 for the six months ended June 30, 2006 and 2005, respectively.

There have been no material changes in the Company’s interest rate risk during the three and six months ended June 30, 2006. For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.    CONTROLS AND PROCEDURES —

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting for the three and six months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 — This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,”  “believes, “will,” “should,” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Quarterly Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements. Such risks, uncertainties and other factors include those discussed in “Risk Factors” below. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

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

Revenues from one customer, Brit Insurance Holdings PLC and its affiliates, which at June 30, 2006 owned approximately 34.0% of our common stock and approximately 78% of CF Epic Insurance and General Fund, which at that date owned approximately 8% of our common stock, represented approximately 11% ($1,415,000) and 15% ($1,757,000) of our total revenue for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another customer, AON, represented approximately 10% ($1,208,000) and 6% ($738,000) of our total revenue for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At June 30, 2006, Brit Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 54% of our outstanding common stock. In addition, at June 30, 2006, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests, beneficially owned 8% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s repurchases of shares of its common stock during the three months ended June 30, 2006.

Period	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under Publicly Announced Program
April	—	—	—	—
May	—	—	—	—
June (1)	1,102	$17.88	—	—

(1) See Note 13 to the financial statements included in this Quarterly Report.

Item 6. EXHIBITS

2.1

Asset Purchase Agreement, dated May 9, 2006, by and among Ebix Inc., Infinity Systems Consulting, Inc., and the Shareholders of Infinity Systems Consulting, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated May 9, 2006) and incorporated herein by reference.

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

Ebix, Inc.

Date: August 14, 2006	By	/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief
Financial Officer (principal financial and accounting officer), and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Asset Purchase Agreement, dated May 9, 2006, by and among Ebix Inc., Infinity Systems Consulting, Inc., and the Shareholders of Infinity Systems Consulting, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated May 9, 2006) and incorporated herein by reference.

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