Form 10-Q
period 2006-09-30
EBIX INC
filed 2006-11-20
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the number of shares of Common Stock outstanding was 2,772,274.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,334	$6,733
Accounts receivable, less allowance of $20 and $11, respectively	5,002	3,502
Other current assets	724	444
Total current assets	11,060	10,679
Property and equipment, net	1,598	1,488
Goodwill	13,040	12,204
Intangible assets, net	4,897	3,293
Other assets	285	317
Total assets	$30,880	$27,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,019	$1,962
Accrued payroll and related benefits	1,312	1,450
Current portion of long term debt	975	969
Current portion of capital lease obligations	3	—
Current deferred rent	44	—
Deferred revenue	2,601	2,794
Total current liabilities	5,954	7,175
Long term debt, less current portion	920	1,844
Long term capital lease obligation, less current portion	10	—
Long term deferred rent	241	—
Redeemable common stock (0 shares issued and outstanding at September 30, 2006 and 157,728 outstanding at December 31, 2005, respectively) stated at redemption price	—	1,461

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 2,781,164 issued and 2,772,274 outstanding at September 30, 2006 and 2,740,516 shares issued and outstanding, at December 31, 2005	277	274
Additional paid-in capital	94,416	92,539
Treasury stock (8,890 shares repurchased as of September 30, 2006)	(148)	—
Accumulated deficit	(71,397)	(75,689)
Accumulated other comprehensive income	607	377
Total stockholders’ equity	23,755	17,501
Total liabilities and stockholders’ equity	$30,880	$27,981

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Software	$326	$390	$1,251	$1,000
Services and other (Including revenues from related parties of $1,062, $963, $2,477 and $2,720, respectively- See Note 6.)	6,970	5,506	18,724	16,934
Total revenue	7,296	5,896	19,975	17,934
Operating expenses:
Services and other costs	1,480	1,594	4,170	4,503
Product development	1,297	892	3,265	2,459
Sales and marketing	729	547	1,969	1,547
General and administrative	1,531	1,413	4,892	4,928
Amortization and depreciation	435	317	1,166	965
Total operating expenses	5,472	4,763	15,462	14,402
Operating income	1,824	1,133	4,513	3,532
Interest income	52	125	190	290
Interest expense	(22)	(142)	(109)	(357)
Foreign exchange (loss) gain	(72)	(17)	16	58
Income before income taxes	1,782	1,099	4,610	3,523
Income tax (expense) benefit	(123)	127	(318)	(145)
Net income	$1,659	$1,226	$4,292	$3,378

Basic earnings per common share	$0.60	$0.45	$1.56	$1.20

Diluted earnings per common share	$0.53	$0.40	$1.37	$1.08

Basic weighted average shares outstanding	2,763	2,734	2,757	2,808

Diluted weighted average shares outstanding	3,119	3,089	3,131	3,123

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$4,292	$3,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,166	965
Stock-based compensation	65	(13)
Restricted stock compensation	112	48
Provision for doubtful accounts	10	6
Changes in assets and liabilities net of acquisition:
Accounts receivable	(1,510)	9
Other assets	(248)	(21)
Accounts payable and accrued expenses	(943)	(84)
Accrued payroll and related benefits	(138)	(352)
Deferred revenue	(284)	170
Net cash provided by operating activities	2,522	4,106
Cash flows from investing activities:
Investment in Infinity	(3,040)	—
Deferred rent	231	—
Capital expenditures	(370)	(382)
Net cash used in investing activities	(3,179)	(382)
Cash flows from financing activities:
Proceeds from the exercise of the stock options	322	65
Payments on the line of credit	—	(91)
Repurchase of stock guarantee	—	(2,700)
Repurchase of common stock	(148)	—
Capital leases	13	—
Principal payments under debt obligations	(966)	(949)
Net cash used in financing activities	(779)	(3,675)
Effect of foreign exchange rates on cash	37	(75)
Net change in cash and cash equivalents	(1,399)	(26)
Cash and cash equivalents at the beginning of the period	6,733	5,843
Cash and cash equivalents at the end of the period	$5,334	$5,817

Supplemental disclosures of cash flow information:
Interest paid	$—	$155
Income taxes paid	$384	$260

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

New accounting pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“Interpretation”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements of this Interpretation, but does not expect that the adoption will have a material effect on the Company’s financial statements or tax returns.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial statements.

Employee Stock Options—At September 30, 2006, the Company has two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123,” for options and warrants issued to employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Any resulting compensation expense is amortized on a straight-line basis over the vesting period of the options.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payment” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The provisions of FAS 123R were to have been effective for reporting periods beginning after June 15, 2005. At the end of March 2005, the SEC staff released Staff Accounting Bulletin No. 107 (SAB 107), providing guidance for implementing FAS No. 123R. Subsequently, the Commission delayed the implementation dates for FAS 123R to the start of the Company’s fiscal year. The Company accounts for stock options issued to employees in accordance with (SFAS 123(R)), applying the modified prospective method, see Note 3 for additional information.

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

Note 2. STOCK OPTIONS

During the third quarter of 2006, the Company did not grant any stock options. During the first quarter of 2006, the Company did not grant any stock options to employees; however, options to purchase a total of 1,500 shares of the Company’s Common Stock were issued to one non-employee director subsequent to his appointment to the Company’s Board of Directors on January 3, 2006. These options were granted at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable with respect to (a) 500 shares on the day prior to the first anniversary of the date of the grant and (b) 125 shares on the last day of each of the eight calendar quarters commencing on the last day of the calendar quarter ending on or after the first anniversary of the date of the grant. Each option has a term of ten years beginning on the date of the grant.

The Company has granted stock options outside the Company’s stock option plans to non-employee consultants to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 29,500 shares were outstanding at September 30, 2006. These options were granted at prices determined by the Board of Directors (at no less than 100 percent of the market price on the date of grant). The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These non-employee options were valued using the fair value method as prescribed by SFAS No. 123 using the following assumptions: volatility of 51%, risk free interest rate of 4.59% and a 10-year term. Options issued prior to 2001 are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain level. Options issued in 2001 vest over four years, but vesting accelerates if a performance target is achieved. At September 30, 2006, non-employee options to purchase 3,437 shares were vested. The Company recognized a credit to compensation expense of approximately $12,000 and $38,000 related to these options during the three and nine-month periods ended September 30, 2005, respectively. There was no compensation expense related to these options during the three and nine-month periods ended September 30, 2006 as the options were vested.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock option plans. The total intrinsic value associated with the granting of these options was $96,250, which will be recognized ratably as compensation expense over the four-year vesting period in accordance with APB Opinion No. 25. The Company recognized compensation expense of approximately $6,000 and $18,000 related to these options during each of the three-month and nine-month periods ended September 30, 2006 and September 30, 2005.

On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, will receive $2,500 following the October 20,

2006 meeting. Mr. Keller and Benz will receive $5,000 following the October 20, 2006 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla will receive $5,000 following the October 20, 2006 meeting.

Note 3. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” , applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first, second or third quarters of 2006; however, options were granted to a Director. Stock compensation expense of $16,000 and $48,000 was recognized during the three and nine-month period ended September 30, 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$1,226,000	$3,378,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,000	14,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(55,000)	(594,000)
Pro forma net income	$1,176,000	$2,798,000

Basic earnings per share, as reported	$0.45	$1.20
Diluted earnings per share, as reported	$0.40	$1.08
Basic earnings per share, pro forma	$0.43	$1.00
Diluted earnings per share, pro forma	$0.38	$0.90

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the nine months ended September 30, 2005:

Nine Months Ended September 30, 2005
Expected volatility	97%
Expected dividends	None
Weighted average risk-free interest rate	4.36%
Expected life of stock options	10 years

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three and nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	685,912	$11.89
Granted	1,500	$19.65
Exercised	(2,977)	$14.70
Canceled	—	$—
Outstanding at March 31, 2006	684,435	$11.91	6.08	$5,706,956
Granted	—	$——
Exercised	(10,475)	$8.81
Canceled	—	$—
Outstanding at June 30, 2006	673,960	$11.96	5.81	$3,396,758
Granted	—	$——
Exercised	(16,336)	$12.19
Canceled	(139)	$29.10
Outstanding at September 30, 2006	657,485	$11.95	5.53	$5,621,037

Exercisable at September 30, 2006	623,466	$10.48	5.58	$6,248,439

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first, second and third quarters of 2006 was $30,000, $86,000 and $136,000, respectively. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $31,000 in the first quarter, $91,000 in the second quarter and $197,000 in the third quarter of 2006. During the first quarter of 2006, cash received from stock options exercised was $32,000. During the second quarter of 2006, cash received from stock options exercised was $98,000. During the third quarter of 2006, cash received from the stock options exercised were $214,000. The following is a summary of nonvested stock option activity for the three and nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	6,623	$18.26
Granted	1,500	$19.65
Vested	(998)	$16.09
Canceled	—	—
Nonvested at March 31, 2006	7,125	$16.51
Granted	—	—
Vested	(1,002)	$16.09
Canceled	—	—
Nonvested at June 30, 2006	6,123	$16.58
Granted	—	—
Vested	(998)	$18.01
Canceled	—	—
Nonvested at September 30, 2006	5,125	$18.82

The Company had 22,644 of stock options that were unvested at September 30, 2006 that were expensed in 1999. In addition the Company has 6,250 of stock options that were unvested related to Rahul Raina; see Note 2 for additional information.

At September 30, 2006, there was $85,000 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 2.5 years.

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

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,013,000 in the case of Mr. Raina and $455,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $8,000 and $25,000 related to these shares during the three and nine months ended September 30, 2006. There was compensation expense of approximately $8,000 and $57,000 related to this restricted stock for the three and nine months ended September 30, 2005.

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100,000 in the case of Mr. Raina and $330,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $14,000 and $86,000 related to these shares for the three and nine months ended September 30, 2006. There was no compensation expense related to this restricted stock for the three and nine months ended September 30, 2005.

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

Note 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2006 was 2,762,878 and 2,756,669, respectively. The weighted average number of shares outstanding for the three and nine months ended September 30, 2005 was 2,734,112 and 2,807,518, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and nine months ended September 30, 2006 and September 30, 2005, the Company’s common stock equivalents consisted of restricted stock and stock options. For the three and nine months ended September 30, 2006, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 356,375 and 374,001. At September 30, 2006, the fully diluted weighted average number of shares outstanding for the three and nine months was 3,119,253 and 3,130,670. For the three and nine months ended September 30, 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 355,020 and 315,519. At September 30, 2005, the fully diluted weighted average number of shares outstanding for the three and six months was 3,089,132 and 3,132,037. At September 30, 2006, there were 283,484 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At September 30, 2005, there were 372,155 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$1,659,000	$1,226,000	$4,292,000	$3,378,000
Other comprehensive income (loss)— foreign currency translation adjustment	572,000	(45,000)	229,000	(272,000)
Comprehensive income	$2,231,000	$1,181,000	$4,521,000	$3,106,000

Note 6. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”), for $7,000,000. The total shares held by Brit at September 30, 2006 was 930,163, representing an equity ownership of approximately 34%. At September 30, 2006, Brit owned approximately 78% of CF Epic Insurance and General Fund, which owned approximately 8% of the Company’s common stock.

The Company has entered into various software and service agreements with Brit. During the three and nine months ended September 30, 2006 approximately $1,062,000 (15%) and $2,477,000 (12%) was recognized as revenue from Brit and its affiliates. During the three and nine months ended September 30, 2005, approximately $963,000 (16%) and $2,720,000 (15%) was recognized as revenue from Brit and its affiliates. Total accounts receivable from Brit and its affiliates at September 30, 2006 and December 31, 2005 were $1,255,000 and $988,000, respectively.

During the three and nine months ended September 30, 2006, approximately $192,000 (3%) and $1,400,000 (7%), respectively, was recognized as revenue from another significant customer, AON. During the three and nine months ended September 30, 2005, approximately $ 617,000 (11%) and $1,122,000 (6%), respectively, was recognized as revenue from AON. Total accounts receivable from AON at September 30, 2006 and December 31, 2005 were $350,000 and $181,000, respectively.

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

Of the $3,518,000 of intangible assets acquired, $977,000 was assigned to developed technology with a remaining estimated useful life of five years, $299,000 was assigned to trademarks with a remaining estimated useful life of five years and $2,242,000 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $144,000 and $432,000 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2006, respectively and $144,000 and $432,000 of amortization expense related to these intangibles for the three and nine months ended September 30, 2005.

Estimated Amortization Expenses:

For the year ending December 31, 2006	$575,000
For the year ending December 31, 2007	$575,000
For the year ending December 31, 2008	$575,000
For the year ending December 31, 2009	$358,000
For the year ending December 31, 2010	$320,000
Thereafter	$47,000

The acquisition of EbixLife was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services. The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the EbixLife goodwill and intangible assets as of September 30, 2005 and it was determined that the assets were not impaired.  The Company will perform its annual impairment assessment as of September 30, 2006 during the fourth quarter of 2006.

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

Of the $1,229,000 of intangible assets acquired, $630,000 was assigned to customer relationships with a remaining useful life of four years, $410,000 was assigned to developed technology and $189,000 was assigned to trademarks with a remaining estimated useful lives of five years. The Company recorded $71,000 and $218,000 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2006, respectively and $61,000 and $199,000 of amortization expense related to these intangibles for the three and nine months ended September 30, 2005.

Estimated Amortization Expenses:

For the year ended December 31, 2006	$300,000
For the year ended December 31, 2007	$300,000
For the year ended December 31, 2008	$215,000
For the year ended December 31, 2009	$65,000
For the year ended December 31, 2010	$—

The acquisition of Heart was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services. The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the Heart goodwill and intangible assets as of September 30, 2005 and it was determined that the assets were not impaired. The Company will perform its annual impairment assessment as of September 30, 2006 during the fourth quarter of 2006.

Note 9 -LINE OF CREDIT AND OTHER COMMITMENTS

Bank Line of Credit

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004. On February 23, 2005, the Company entered into an amendment to the credit agreement amending certain financial covenants. Major features of the line, as amended, included an interest rate equal to the prime rate, security at 60% of the amount of the line in a restricted interest-bearing account and timely financial reporting requirements.

In October 2005, the Company entered into an amendment to the credit agreement, which deleted the security at 60% of the amount of the line in a restricted interest-bearing account and extended the expiration date to October 31, 2006. In November 2005, the line of credit was paid.

In August 2006, the Company entered into an amendment to the credit agreement, which increased the line to $12,000,000. Total borrowings on this line were zero as of September 30, 2006. On November 10, 2006, there was $11,000,000 outstanding on the line of credit. The line of credit agreement expires on August 31, 2007.

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

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75,000 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2006, the maximum aggregate liability calculated was $805,000 for the annual contract period, which ends in September 2007.

Note 10—DEBT MATURITIES

	Year Ended December 31,
	2006	2007	2008	2009	Total
EbixLife	$—	$500,000	$500,000	$500,000	$1,500,000
Heart	$—	$498,000	$—	$—	$498,000
	$—	$998,000	$500,000	$500,000	$1,998,000

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

Note 11 — ACQUISITION OF INFINITY ON MAY 9, 2006

On May 9, 2006, Ebix, Inc. (“Ebix”) announced the acquisition of substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). This acquisition was effective as of May 1, 2006. Ebix acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity meets certain future revenue projections as a division of Ebix. The Company capitalized approximately $140,000 of transaction costs in conjunction with the Infinity acquisition.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Infinity.  The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Property and equipment	$93,000
Intangible assets	2,399,000
Goodwill	693,000
Total assets acquired	3,185,000
Deferred revenue	91,000
Deferred rent	54,000
Total liabilities assumed	145,000
Net assets acquired	$3,040,000

Of the $2,399,000 of intangible assets acquired, $656,000 was assigned to customer relationships with a remaining useful life of ten years, $1,525,000 was assigned to developed technology with a remaining useful life of 5 years and $218,000 was assigned to trade name with a remaining estimated useful life of ten years. The Company recorded $98,000 and $163,000 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2006. There was no amortization expense related to these intangibles for the three and nine months ended September 30, 2005 as the acquisition was consummated in May 2006.

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

Note 12 — PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the three and nine months ended September 30, 2006 and September 30, 2005, presents the consolidated operations of the Company as if the Infinity acquisition had been made on January 1, 2005, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition.  The Company made adjustments primarily for the amortization of intangible assets related to the acquisition.  The unaudited pro forma financial information is provided for informational purposes only and does not project the Company.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Revenue	$7,296,000	$21,625,000	$7,134,000	$21,647,000
Net income	$1,659,000	$4,490,000	$1,375,000	$3,824,000
Basic earnings per share	$0.60	$1.63	$0.50	$1.36
Diluted earnings per share	$0.53	$1.43	$0.44	$1.22

Note 13 — STOCK REPURCHASE

On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase of up to $1 million of Ebix’s current outstanding shares of common stock.  Under the terms of the Board’s authorization, Ebix retains the right to purchase up to $1 million in shares but does not have to repurchase this entire amount.  All repurchases are expected to be made with cash on hand.

The repurchase program’s terms have been structured to comply with the SEC’s Rule 10b-18, and is subject to market conditions and applicable legal requirements.  The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.  All purchases will be on the open market and are expected to be funded from existing cash.

For the three and nine months ended September 30, 2006, the Company repurchased 7,788 and 8,890 shares of common stock at prices ranging from $15.00 to $18.50.  The Company has not repurchased any shares of common stock since September 30, 2006.

Note 14 — FINETRE ACQUISTION

On October 2, 2006, Ebix, Inc. (“Ebix”) announced the merger with Finetre Corporation (“Finetre”) effective October 1, 2006.  Finetre will become a separate division within Ebix.  Ebix has paid Finetre shareholders $13,000,000 for substantially all of Finetre stock, and Finetre shareholders retain the right to earn up to $3,000,000 in additional payments over two years if certain revenue and net income targets of the Finetre division of Ebix are met. Finetre previously operated as  a Northern Virginia-based ASP software technology firm focusing on transaction processing and compliance automation in the financial services industry.

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

As discussed on note 14, effective October 1, 2006 the Company purchased Finetre Corp (“Finetre”) for $13 million. Finetre was privately held and sells servicing and processing solutions to the $225 billion annuity industry. Finetre processes over $12 billion of the $225 billion in annuity premiums per year on an ASP basis and is responsible for managing the software, hardware and maintenance upgrades without incremental cost to the user. Pricing is based on variable fees based on the level of volume processed through the platform. The opportunity to cross sell our other insurance products makes this acquisition especially appealing for synergistic increases in revenue.

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

Results of Operations

Three-Month Period Ended September 30, 2006 Compared to the Three-Month Period Ended September 30, 2005

Total Revenue - The Company’s revenue has been derived from the licensing and sale of proprietary software and third party software (“Software”) and from professional services and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, Infinity services, EbixLife services, Heart services, initial registration and ongoing monthly subscription fees for the EbixASP product and transaction fees generated from the Ebix.mall website, as well as software development and call center revenue. Total revenue for the quarter ended September 30, 2006 increased $1,400,000, or 23.7%, to $7,296,000 from $5,896,000 for the comparable quarter of the prior year.

Software Revenue - Software revenue is comprised of revenue from the sale of Ebix (formerly “cd”) products, legacy products, and other third party software. Total software revenue for the third quarter of 2006 decreased $64,000, or 16.4%, to $326,000 from $390,000 for the comparable quarter of the prior year. This decrease was primarily due to a decrease in both domestic and international software revenue.

Services Revenue — Total services revenue for the third quarter of 2006 increased $1,464,000, or 26.6%, from $5,506,000 for the comparable quarter of the prior year. This increase was primarily due to an increase in consulting revenue of $951,000 primarily due to the acquisition of Infinity, an increase in international revenue of $442,000 and an increase in EbixLife revenue of $274,000 partially offset by a decrease in support revenue associated with legacy products of $134,000, a decrease in EbixMall revenue of $20,000, a decrease in hosting revenue of $18,000 and decrease of $31,000 in other various revenue.

During the third quarter of 2006 and 2005, approximately $1,062,000 and $963,000, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 15% and 16%, of the Company’s total revenues for the third quarters of 2006 and 2005, respectively. Brit owned approximately 34% of the Company’s common stock as of September 30, 2006. In addition, the Company has been informed that, as of September 30, 2006, Brit owned approximately 78% of the equity interests of CF Epic Insurance and General Fund, which at September 30, 2006 owned approximately 8% of the Company’s outstanding common stock. For the three-month periods ended September 30, 2006 and September 30, 2005, 3% and 11% of the Company’s total revenues were from AON. Neither Brit and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Third quarter of 2006	$507,000	$7,296,000
Third quarter of 2005	$641,000	$5,896,000

Support revenue decreased $134,000, or 21%, and as a percentage of total revenue decreased to 7% from 11%, in the third quarter of 2006, compared to the third quarter of 2005.

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

The Company expects that future Services revenue will be derived from the sale of BRICS as well as EbixASP registration and monthly fees, EbixLife services, Heart services, Infinity services, software development and legacy support and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange, conversion and training.  The Company expects future service revenue from the acquisition of Finetre which occurred on October 1, 2006.  See note 14.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the quarter decreased $114,000, or 7.2%, from $1,594,000 for the comparable quarter of the prior year. This decrease was due to a decrease in international support costs of $160,000, a decrease in facility costs of $23,000 and a decrease in other costs of $5,000 partially offset by an increase in expenses for required services to support the Company’s products of $60,000 and an increase in payroll expenses of $14,000.

Product Development Expenses - Total product development expenses for the third quarter of 2006 increased $405,000, or 45%, from $892,000 for the comparable quarter of the prior year. This increase was due to an increase in domestic payroll expenses of $363,000 primarily due to the acquisition of Infinity, and travel expenses of $22,000. In addition, facility costs increased $59,000 as a result of the increases in allocations based on headcount in various locations. These increases were partially offset by a decrease in international payroll expenses of $39,000.

Sales and Marketing Expenses - Total sales and marketing expenses for the third quarter of 2006 increased $182,000, or 33.3%, from $547,000 for the comparable quarter of the prior year. This increase was attributable to an increase in payroll expenses of $207,000 primarily due to the acquisition of Infinity, an increase in advertising expenses of $9,000 and an increase in facility costs of $9,000 partially offset by a decrease in international advertising expenses of $39,000 and other expenses of $4,000.

General and Administrative Expenses - Total general and administrative expenses for the quarter increased $118,000, or 8.4%, from $1,413,000 for the comparable quarter of the prior year. This increase was due to an increases in  payroll and benefits of $192,000, increases in travel and entertainment of $114,000, rent expense of $44,000, office expense of $45,000, charitable contributions of $23,000 and a decrease in the amount of facility costs allocated to other departments of $442,000 partially offset by a decrease in international expenses of $622,000, a decrease in legal and audit expense of $65,000 and a decrease in consulting expenses of $55,000.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the quarter increased $118,000, or 37.2%, from $317,000 for the comparable quarter of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisition of Infinity.

Income tax expense— The effective tax rate for the third quarter of 2006 was higher than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Nine-Month Period Ended September 30, 2006 Compared to the Nine-Month Period Ended September 30, 2005

Total Revenue - Total revenue for the nine-month period ended September 30, 2006 increased $2,041,000, or 11.4%, to $19,975,000 from $17,934,000 for the comparable period of the prior year.

Software Revenue - Total software revenue for the nine-month period ended September 30, 2006 increased $251,000, or 25.1%, to $1,251,000 from $1,000,000 for the comparable period of the prior year. This increase was primarily due to the increase in domestic software revenue.

Services Revenue — Total services revenue for the nine-month period ended September 30, 2006 increased $1,790,000, or 10.6%, from $16,934,000 for the comparable period of the prior year. This increase was primarily due to a increase in consulting revenue of $1,193,000 primarily due to the acquisition of Infinity, an increase in international service revenue of $966,000 and an increase in EbixLife revenue of $501,000 partially offset by a decrease in support revenue associated with legacy products of $467,000, a decrease in EbixMall revenue of $229,000, a decrease in hosting revenue of $79,000, a decrease in call center revenue of $52,000 and a decrease in other revenues of $43,000.

During the nine-month period ended September 30, 2006 and 2005, approximately $2,477,000 and $2,720,000, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 12% and 15%, of the Company’s total revenues for the nine-month periods ended September

30, 2006 and 2005, respectively. Brit owned approximately 34% of the Company’s common stock as of September 30, 2006. In addition, the Company has been informed that, as of September 30, 2006, Brit owned approximately 78% of the equity interests of CF Epic Insurance and General Fund, which at September 30, 2006 owned approximately 8% of the Company’s outstanding common stock. For the nine-month periods ended September 30, 2006 and 2005, 7% and 6% of the Company’s total revenues were from AON. Neither Brit and its affiliates nor AON have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue

Nine-months ended September 30, 2006	$1,628,000	$19,975,000
Nine-months ended September 30, 2005	$2,095,000	$17,934,000

Support revenue decreased $467,000, or 22%, and as a percentage of total revenue decreased to 8% from 12%, in the nine-month period ended September 30, 2006 compared to the same period in 2005.

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

The Company expects that future Services revenue will be derived from the sale of BRICS as well as EbixASP registration and monthly fees, EbixLife services, Heart services, Infinity services, software development and legacy support and, to a much lesser extent all transaction revenues from Ebix.mall, EbixExchange, conversion and training. The Company expects future service revenue from the acquisition of Finetre which occurred on October 1, 2006.  See note 14.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the nine-month period ended September 30, 2006 decreased $333,000, or 7.4%, from $4,503,000 for the comparable period of the prior year. This decrease was due to a decrease in payroll expenses of $40,000, a decrease in expenses for required services to support the Company’s products of $32,000, and a decrease in facility costs of $53,000 a decrease in international support costs of $206,000 and a decrease in other expenses of $2,000.

Product Development Expenses - Total product development expenses for the nine-month period ended September 30, 2006 increased $806,000, or 32.8%, from $3,265,000 for the comparable period of the prior year. This increase was due to an increase in domestic payroll expenses of $591,000, primarily due to the acquisition of Infinity, an increase in international payroll of $26,000 and an increase in travel and entertainment expenses of $22,000. In addition, facility costs increased $167,000 as a result of the increases in headcount in various locations.

Sales and Marketing Expenses - Total sales and marketing expenses for the nine-month period ended September 30, 2006 increased $422,000, or 27.3%, from $1,547,000 for the comparable period of the prior year. This increase was attributable to an increase in payroll expenses of $460,000 primarily due to the acquisition of Infinity, an increase in travel and entertainment expenses of $9,000, an increase in consulting expenses of $9,000, an increase in facility costs of $22,000 and an increase in office supplies of $6,000 partially offset by a decrease in advertising expenses of $40,000 and a decrease in international expenses of $44,000.

General and Administrative Expenses - Total general and administrative expenses for the nine-month period ended September 30, 2006  decreased $36,000, or 0.7%, from $4,928,000 for the comparable period of the prior year.

This decrease was due to a decrease in international expenses of $545,000 and a decrease in audit and legal fees of $274,000, a decrease in consulting fees of $106,000, a decrease in insurance expense of $11,000 and an increase in the amount of facility costs allocated to other departments of $18,000 partially offset by an increase in payroll of $435,000, and increase in travel and entertainment expenses of $268,000, an increase in office expense of $124,000, an increase in rent expense of $58,000, an increase in charitable contributions of $33,000.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the nine-month period ended September 30, 2006 increased $201,000, or 20.8%, from $965,000 for the comparable period of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisition of Infinity.

Income tax expense— The effective tax rate for the nine months ended September 30, 2006 was higher than the rate for the comparable period of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,334,000 at September 30, 2006, compared to cash and cash equivalents of $6,733,000 at December 31, 2005.

During the nine months ended September 30, 2006, the Company generated operating cash flow of $2,522,000 as compared to $4,106,000 of operating cash flow for the nine months ended September 30, 2005. The cash flow from operations in the nine months ended September 30, 2006 is principally due to a growth in net income partially offset by an increase in net accounts receivable of $1,510,000, and a decrease in accounts payable and accrued expenses of $943,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $3,179,000 in the nine months ended September 30, 2006 represented expenditures made primarily related to the Company’s acquisition of Infinity. Cash used in financing activities of $779,000 resulted from the Company’s payment of a long-term debt obligation, partially offset by the proceeds from the exercise of stock options.

In the nine months ended September 30, 2006, 12% and 7% of the Company’s total revenues were from two customers—Brit and its affiliates and AON, respectively. Neither Brit nor AON have long-term agreements with the Company that provide certainty that such revenues and related cash flows will be recurring. AON International continues to acquire licenses for more locations resulting in more reliance on the e-Global system.

In October 2002, the Company obtained from LaSalle Bank National Association a $1,000,000 revolving line of credit, secured by a perfected first security interest in substantially all of the Company’s assets. The line of credit was increased to $5,000,000 during February 2004 and expired on October 31, 2006. In November 2005, the line of credit was paid and the total borrowings on this line were zero. In August 2006, the Company entered into an amendment to the credit agreement, which increased the line to $12,000,000. Total borrowings on this line were zero as of September 30, 2006. On November 10, 2006, there was $11,000,000 outstanding on the line of credit. The line of credit agreement expires on August 31, 2007.

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

On October 2, 2006, Ebix, Inc. (“Ebix”) announced the merger with Finetre Corporation (“Finetre”) effective October 1, 2006.  Finetre will become a separate division within Ebix.  Ebix has paid Finetre shareholders $13,000,000 for substantially all of Finetre stock, and Finetre shareholders retain the right to earn up to $3,000,000 in additional payments over two years if certain revenue and net income targets of the Finetre division of Ebix are met.

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

The following summarizes the Company’s contractual obligations at September 30, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1 — 3 Years	3- 5 Years	More Than 5 Years
	(in thousands)

Contractual Obligations:
Long-Term Debt Obligations (1)	$1,966	$966	$1,000	$—	$—
Operating Leases Obligations	3,562	897	1,504	758	403
Capital Leases Obligations	13	2	7	4	—
Total	$5,541	$1,865	$2,511	$762	$403

(1)                                  Includes interest of approximately $166,000 at an imputed interest rate of 4% as of the date of acquisition.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, the Company has foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company and its subsidiaries have operations in Australia, Canada, India, New Zealand and Singapore and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in a net transaction losses of $72,000 and $17,000 for the three months ended September 30, 2006 and 2005, respectively and net transaction gains of $16,000 and $58,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in a positive impact on income before taxes of approximately $26,000 for the three months ended September 30, 2006 and an adverse impact on income before taxes of approximately $30,000 for the three months ended September 30, 2005, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $140,000 and $265,000 for the nine months ended September 30, 2006 and 2005, respectively.

There have been no material changes in the Company’s interest rate risk during the three and nine months ended September 30, 2006. For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting for the three and nine months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Revenues from one customer, Brit Insurance Holdings PLC and its affiliates, which at September 30, 2006 owned approximately 34.0% of our common stock and approximately 78% of CF Epic Insurance and General Fund, which at that date owned approximately 8% of our common stock, represented approximately 12% ($2,477,000) and 15% ($2,720,000) of our total revenue for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Revenues from another customer, AON, represented approximately 7% ($1,400,000) and 6% ($1,122,000) of our total revenue for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively. If revenues from this customer were to discontinue, our operating results could be adversely affected.

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

Our recent acquisitions of Infinity and Finetre as well as any future acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

The acquisitions of Infinity and Finetre and any other future acquisitions, may cause us to be subject to a variety of risks, including risks associated with an ability to integrate acquired assets or operations into our existing operations, higher costs or unexpected difficulties or problems with acquired assets or entities, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated timeframes or at all, one or more of which risks, if realized, could have an adverse impact on our operations.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company, and may affect the market price of our common stock. At September 30, 2006, Brit Insurance Holdings PLC beneficially owned approximately 34.0% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 54% of our outstanding common stock. In addition, at September 30, 2006, CF Epic Insurance and General Fund, of which Brit owns approximately 78% of the equity interests, beneficially owned 8% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s repurchases of shares of its common stock during the three months ended September 30, 2006.

Period	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under Publicly Announced Program
July (1)	6,079	$16.52	—	—
August (1)	1,709	$16.21	—	—
September	—	—	—	—

(1)                                  See Note 13 to the financial statements included in this Quarterly Report.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders, held on October 20, 2006, the following members were elected to the Company’s Board of Directors, each by the respective vote indicated to the right of such nominee’s name:

Nominee	For	Authority Withheld
Hans U. Benz	2,309,921	37,978
Pavan Bhalla	2,310,168	37,731
Neil D. Eckert	2,308,538	39,361
Rolf Herter	2,310,168	37,731
Hans Ueli Keller	2,309,921	37,978
Robin Raina	2,310,168	37,731

Item 6. EXHIBITS

2.1

Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as Shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.2	Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: November 20, 2006	By	/s/ RICHARD J. BAUM
Richard J. Baum
Executive Vice President — Finance & Administration, Chief Financial Officer (principal financial and accounting officer), and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as Shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.2	Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank. *

31.1*	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Included as an exhibit to this quarterly report on Form 10-Q.