Form 10-K
period 2006-12-31
EBIX INC
filed 2007-04-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

to

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

EBIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0021975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
5 Concourse Parkway, Suite 3200 Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 281-2020
Securities registered pursuant to Section 12(b) of the Act:
Title of each class
Common Stock, par value $0.10 per share
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledger, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of March 16, 2007, the number of shares of Common Stock outstanding was 2,848,288. As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by nonaffiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $15,535,042 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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

PART I

Item 1.                        BUSINESS

Ebix, Inc. (the “Company” or “Ebix”) was founded in 1976 as Delphi Systems, Inc., a California corporation. The Company is an international provider of software and Internet-based solutions for the insurance industry. International revenue accounted for 36%, 37% and 33% of total revenue in 2006, 2005 and 2004, respectively. Information on the Company’s revenues, net income and fixed assets in different geographic areas is furnished in note 12 to the consolidated financial statements, included elsewhere in this Form 10-K.

Historically and during 2006, the Company’s revenue has been derived primarily from professional and support services (94% of revenue in 2006) and from licensing proprietary and third-party software (6% of revenue in 2006). Professional and support services include software development projects, subscription and transaction fees related to services delivered on an Applicaton Service Provider (“ASP”) basis, fees for software license maintenance, initial registration, and business process outsourcing revenue (“BPO”). Also included in professional and support services are fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems and those in the process of installing systems.

On October 2, 2006, the Company announced the merger with Finetre Corporation (“Finetre”) effective October 1, 2006. The Company paid Finetre shareholders $13,000,000 for substantially all of Finetre’s stock, and Finetre shareholders retain the right to earn up to $3,000,000 in additional payments over two years if certain revenue or operating income targets of the Finetre division of Ebix are met. See note 13 to the consolidated financial statements included in this Form 10-K. Finetre, based in Northern Virginia, operated as an ASP technology firm focusing on transaction processing and compliance automation in the insurance and financial services industries. Its business was centered primarily around two workflow and compliance related products: AnnuityNet, an annuity related product and LifeSpeed, a life insurance product. The acquisition of Finetre has provided the Company with additional penetration into the life insurance segment of the insurance and financial services markets, reaching both the agent/broker distribution and carrier channels. Additionally, the Company was able to expand its exchange presence and create cross-sell marketing opportunities with Ebix’s other services.

On May 9, 2006, the Company announced the acquisition of substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”), which is based in Northern Virginia. Infinity provides software technology and professional services to property and casualty insurers.The acquisition was effective as of May 1, 2006. The Company acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity meets certain future revenue targets as a division of Ebix. See note 13 to the consolidated financial statements included in this Form 10-K. The acquisition of Infinity has provided the Company with expanded software and related services reach within the United States.

On July 1, 2004, Ebix Australia Pty Ltd (VIC), a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), based in Melbourne, Australia. Heart was a broker systems vendor that provided end-to-end broker systems to more than 650 brokers in Australia. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116,000 payable in cash, letters of credit and stock. See note 13 to the consolidated financial statements included in this Form 10-K. The acquisition of Heart provided us with a significant share of the smaller broker market in Australia, substantially raising our overall insurance broker market share in Australia. Prior to the acquisition of certain assets of Heart, the Company had a sustantial share of the large and mid-sized broker market in Australia.

On February 23, 2004 the Company acquired LifeLink Corporation (“LifeLink”) located in Park City, Utah. LifeLink markets a number of software products that provide sales illustrations and quote comparison services to insurance carriers and wholesalers operating in the life insurance and long-term care markets. The Company acquired all of the outstanding stock of LifeLink from its shareholders in exchange for an aggregate purchase price of $10,354,000, payable in cash and stock. See note 13 to the consolidated financial statements included in this Form 10-K. The acquisition of LifeLink provided the Company with an entrée into the life insurance segment of the insurance market from both the agent/broker and carrier perspective. On May 2, 2005, the LifeLink name was changed to EbixLife, Inc. (“EbixLife”). The assets of EbixLife acquired by the Company were utilized in connection with the life insurance sales software applications business, and the Company intends to continue such use of these assets in the foreseeable future.

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

Business and Growth Strategy—The Company intends to grow its business in the future both organically and through additional synergistic acquisitions. Over the past year the Company has emphasized its software development business along with identifying synergistic acquisitions.

Products and Services—The Company’s product and service strategy focuses on the following four areas: (1) worldwide sale, customization, development, implementation and support of its insurance carrier system products, Infinity Systems and Business Reinsurance and Insurance Company System (“BRICS”); (2) worldwide sales and support of broker/agency management systems including EbixASP, eGlobal; and Winbeat; (3) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely, EbixExchange, WinFlex VitalSuite, AnnuityNet and LifeSpeed; and (4) BPO services, which include call center and back office, either off site or at the Company’s facilities.

Services provided online through ASP models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principally by ASP services (EbixExchange, WinFlex, Vital Suite, AnnuityNet and LifeSpeed), software development services, the licensing of BRICS and Infinity Systems, international broker system operations and BPO services.

Insurance carrier system products and services have centered around two products: Infinity Systems and BRICS. Infinity Systems is a comprehensive, fully integrated, client server technology policy and claims administration system designed for small to medium sized property and casualty insurers. It is also used by large insurers to administer niche products and specialty lines. Infinity Systems sales have principally occurred in the U.S. The BRICS product is a .NET based end to end carrier management system that includes key modules such as policy management, claims administration, underwriting, rating, and general ledger. The system is fully configurable for each customer and is provided in an ASP or client hosted mode, as desired by the customer. BRICS is presently marketed internationally and in the U.S.

Additionally, the Company provides software development consulting services to a variety of entities in the insurance industry including carriers, brokers, exchanges and standard making bodies. Some of the Company’s recent projects for clients included: development of a reinsurance exchange for a European company; design and development of a carrier system over the web for a large European company; and design and development of a carrier system for a U.S. company.

The broker/agency channel is served by several products and services, including EbixASP, eGlobal, Winbeat and customer software development projects. EbixASP is a web-enabled system for insurance agencies to manage their businesses. EbixASP is sold both as a hosted and a self-hosted product. Revenues generated from the sale of EbixASP hosted by the Company are recorded in services revenue, while revenues generated from the license of self-hosted EbixASP are recorded in software revenue. The Company-hosted product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. As a result of the Company’s acquisition of certain assets of Heart in July 2004, the Company focuses on providing self hosted broker systems, under the name Winbeat to small and midsize brokers in the Australian market.

The Company licenses eGlobal, its agency management software product line, in the international markets to the very large brokers. eGlobal is a multi-lingual and multi-currency modular agency management solution and it is sold in a hosted or client installed mode. Additionally, the Company continues to support but no longer sells a number of products: Ebix.One, INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting, and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification. The Company continues to encourage customers utilizing legacy products to migrate to newer products.

The Company’s exchange suite of products includes, WinFlex, Vital Suite, EbixExchange, AnnuityNet and LifeSpeed. WinFlex and Vital Suite are EbixLife services that provide sales illustrations and quote comparison services to insurance brokers, carriers and wholesalers operating in the life insurance, annuity and long-term care markets.

EbixExchange is an Internet based service developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers and is part of the total revenue generation from the Company’s other product offerings, which feature EbixExchange as part of their technology. The service is currently being used for the download function in EbixASP.

The AnnuityNet platform is an exchange service that is designed to link annuity distributors and issuers. It provides workflow routing, compliance and application vetting for annuity products. The LifeSpeed platform is an exchange service designed to connect life insurance distributors and carriers, providing workflow automation, data collection and status of life insurance sales.

The Company has developed a business process outsourcing service based in India that provides custom software development services and back end call center services primarily for brokers and insurance carriers.

Backlog—At December 31, 2006, the Company had a backlog of professional service requests related to its AnnuityNet service. The backlog was comprised of implementation and client specific modification requests in excess of $1,000,000. There was no material backlog at December 31, 2005.

Product Development—The Company has maintained a high focus on quality standards with its India development facility being certified for Carnegie Mellon’s highest rating level CMMi 5. At December 31, 2006, the Company employed 148 (93 international and 55 domestic) full-time employees engaged in product development activities. These activities include research and development of software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies and developing and maintaining the Company’s websites. Product development expenditures also related to specific projects for clients as the development of custom software enhancements for clients can be used in system development for other customers.

The Company’s product development focus is in the following areas: (1) continued enhancement of existing products, such as EbixASP, EbixExchange, AnnuityNet, Infinity Systems, LifeSpeed, Vital Suite and Winflex; (2) continued enhancement of BRICS; (3) continued enhancement of eGlobal;

(4) developing new technologies for insurance carriers, brokers and agents and; (5) development of new exchanges for international markets.

Product development expenditures were $5,234,000, $3,258,000 and $3,016,000 in 2006, 2005 and 2004, respectively. Increases in product development were primarily the result of the Company’s acquisition strategy.

Competition—Management believes its principal competition varies by each area of focus.

In the area of exchange connectivity, the Company competes with different entities in different sectors. The Company’s life and annuity exchanges, such as Vital Suite, Winflex, AnnuityNet and LifeSpeed, compete with internally developed systems and a few smaller entities operating in the insurance markets in the United States.

In the area of agency management systems, two companies provide similar software in competition with those historically offered by the Company. These companies are larger than the Company and may have greater resources. Additionally, certain large hardware suppliers sell systems and system components to independent agencies. The Company also experiences competition to a lesser extent from small, independent or freelance developers and suppliers of software who sometimes work in concert with hardware providers to supply systems to independent agencies.

The Company believes that some insurance carriers continue to operate subsidiaries that actively compete with the Company to provide agency systems. These carriers generally have much greater financial resources than the Company and have in the past subsidized the automation of independent agencies through various incentives offered to promote the sale of the carrier’s insurance products.

In the area of insurance company systems, the Company competes with established venders such as Computer Science Corporation (“CSC”) and Policy Management Systems Corporation (“PMSC”). Management believes that its focus and current technology will differentiate it from the competition.

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

Key competitive factors for the Company’s software, services and consulting are product technology, features and functions, ease of use, price, project management, service, reputation, reliability, effects of insurance regulation, insurance domain knowledge, technology expertise, and quality of customer support and training. Management believes that, overall, the Company competes favorably with respect to these factors.

Proprietary Rights—The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets. Existing copyright law affords only limited practical protection and the Company’s software is generally unpatented. The AnnuityNet Platform has two patents pending that will protect certain aspects of the technology.

Employees—At December 31, 2006, the Company had 292 employees, including 21 in sales and marketing, 148 in product development, 76 in customer service and operations, 14 in call center and 33 in general management, administration and finance. None of the Company’s employees are presently covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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

Our revenue from the support services we offer in connection with our legacy software products has been decreasing over the course of the past few years. This decline can be attributed to the fact that many of our support clients are not renewing their support agreements with us, in many cases because they are no longer using our legacy software. Even if they are continuing to use our legacy software, our support clients may choose not to renew their support agreements if their legacy software products no longer require support or they use third party support. In addition, some of the clients who use our support services have reduced the level of support that we provide them, which in turn reduces our support revenue. This downward trend in our support revenue makes us dependent upon our other sources of revenue.

One customer currently provides a significant percentage of our total revenue.

Brit Insurance Holdings PLC, which at March 16, 2007 owned approximately 33% of our common stock. Formerly, Brit owned 78% of CF Epic Insurance and General Fund (“CF Epic’’), which owned approximately 8% of our common stock. During 2006, Brit reduced their ownership in CF Epic and disposed entirely of their interest in CF Epic in January 2007.

Revenues from Brit represented approximately 11% ($3,117,000) of our total revenue in 2006 and 16% ($3,762,000) of our total revenue in 2005. If revenues from this customer were to discontinue, our operating results could be adversely affected.

Adverse insurance industry economics could adversely affect our revenues.

We are dependent on the insurance industry, which may be adversely affected by economic, environmental and world political conditions.

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

To be successful, we must adapt to rapidly changing technological and market needs by continually enhancing and introducing new products and services to address our users’ changing demands.

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

We market our software internationally and plan to expand our Internet services to locations outside of the United States. In 2004, we acquired certain assets from Heart Consulting Services Pty. Ltd. in Australia. Additionally, beginning in 2002, we began development activities, call center services and other operations in India. Our international operations may not produce enough revenue to justify our investments in establishing them and are subject to other inherent risks, including:

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

If the Internet data center operations that host any of our websites were to experience a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. Our property and business interruption insurance coverage may not be adequate to compensate us for all losses that may occur. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At March 16, 2007, Brit Insurance Holdings PLC beneficially owned approximately 33% of our outstanding common stock and, together with our executive officers and directors, beneficially owned approximately 50% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests or prevent the taking of actions that are consistent with your interests.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Until December 31, 2006, the Company’s corporate headquarters, including substantially all corporate finance and administrative functions were located in Schaumburg, Illinois (a suburb of Chicago), where it leased 2,900 square feet of commercial office space. After December 31, 2006, the corporate finance and administrative functions were relocated to the Company’s Atlanta, Georgia office. The Company and its subsidiaries lease office space of approximately 9,800 square feet in Atlanta, Georgia, 5,500 square feet in Park City, Utah, 4,000 square feet in Reston, Virginia and 28,000 square feet in Herndon, Virginia. The Company subleases to a third party approximately 11,000 square feet of the Herndon office space. Additionally, the Company leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. The Company owns two facilities in India with total square footage of approximately 29,000 square feet. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

Item 3.                        LEGAL PROCEEDINGS

In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

Item 4.                        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

At December 31, 2006, the principal market for the Company’s common stock was the NASDAQ Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of December 31, 2006, there were 59 holders of record of the Company’s common stock. Effective January 29, 2007, the principal market for the Company’s common stock was changed to the NASDAQ Global Market.

The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2006 and 2005.

Year Ended December 31, 2006	High	Low
First quarter	$20.71	$18.40
Second quarter	21.50	16.53
Third quarter	20.50	14.90
Fourth quarter	28.91	20.10

Year Ended December 31, 2005	High	Low
First quarter	$15.75	$10.13
Second quarter	14.40	10.08
Third quarter	20.02	13.92
Fourth quarter	19.95	17.50

As of March 16, 2007, there were 2,848,288 shares of the Company’s common stock outstanding.

Dividends

The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the development and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during 2006, except as previously disclosed in a quarterly report on Form 10-Q.

Recent Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2006.

PERFORMANCE GRAPH

The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer and Data Processing Index. The following graph assumes the investment of $100 on December 31, 2001, and the reinvestment of any dividends (rounded to the nearest dollar).

Comparison of Five Year Cumulative Total Return

Source: University of Chicago

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
EBIX, INC.	$100	$30	$142	$174	$229	$323
NASDAQ STOCK MARKET (U.S.)	$100	$68	$103	$112	$113	$124
NASDAQ COMPUTER AND DATA PROCESSING	$100	$63	$75	$98	$101	$107

Item 6.                        SELECTED FINANCIAL DATA

The following data for fiscal years 2006, 2005, and 2004 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(In thousands, except per share data)
Results of Operations:
Revenue	$29,253	$24,100	$19,983	$14,433	$12,651
Operating income	6,712	4,650	2,406	1,691	794
Net income	$5,965	$4,322	$2,240	$1,669	$502
Net income per share:
Basic	$2.15	$1.55	$0.80	$0.73	$0.22
Diluted	$1.90	$1.38	$0.72	$0.71	$0.22
Shares used in computing per share data:
Basic	2,768	2,789	2,784	2,294	2,291
Diluted	3,137	3,121	3,104	2,349	2,293
Financial Position:
Total assets	$47,352	$27,981	$31,335	$11,971	$9,966
Short-term debt	11,006	969	4,477	73	114
Long-term debt	934	1,844	2,796	—	73
Redeemable common stock	—	1,461	4,262	—	—
Stockholders’ equity	$26,166	$17,501	$13,508	$6,692	$4,725

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

The Company’s product and service strategy focuses on the following four areas: (1) worldwide sale, customization, development, implementation and support of its insurance carrier system products, Infinity Systems and Business Reinsurance and Insurance Company System (“BRICS”); (2) worldwide sales and support of broker/agency management systems including EbixASP, eGlobal and Winbeat; (3) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely, WinFlex, VitalSuite, EbixExchange, AnnuityNet, and LifeSpeed ; and (4) BPO services, which include call center and back office, either off site or at the Company’s facilities. Software or services provided online through ASP models and connectivity products are recorded as services by the Company. The Company anticipates that future revenue will be provided principallyfrom these four areas.

BRICS is a custom software platform for insurance carriers. The platform is unique for each customer and represents installed software. During 2006, 2005 and 2004, the Company earned revenue of $309,000, $888,000 and $0, respectively, related to BRICS.

During 2006, the Company completed two acquisitions, Infinity and Finetre, which have added revenue and earnings to the Company’s consolidated results. Effective October 1, 2006, the Company merged with Finetre and Finetre’s results of operations have been included in the Company’s financial statements since the acquisition. Effective May 1, 2006, the Company acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”) and Infinity’s operations have been included in the Company’s financial statements since that date. During 2006, the Company earned revenue of $2,856,000 and $1,742,000 related to Infinity and Finetre, respectively.

During 2004, the Company completed two acquisitions, EbixLife and Heart, which have added revenue and earnings to the Company’s consolidated results. On February 23, 2004, the Company acquired LifeLink Corporation (renamed EbixLife Inc. (“EbixLife”) on May 2, 2005). The operations of EbixLife have been included in the Company’s financial statements since that date. On July 1, 2004, Ebix Australia Pty Ltd (VIC), which is a wholly-owned subsidiary of the Company, acquired certain operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. During 2005, the Company recognized revenue of $6,166,000 and $4,084,000 related to EbixLife and Heart, respectively. During 2004, the Company recognized revenue of $4,684,000 and $1,706,000 related to EbixLife and Heart, respectively. The Company intends to seek to increase revenue and income in the future through identification of additional synergistic acquisitions and through internal growth.

During 2006, the Company entered into various software and service agreements with Brit, which beneficially owned approximately 33% of the Company’s outstanding common stock at March 16, 2007 (see note 2 to the consolidated financial statements included herein). During 2006, 2005 and 2004, the Company recognized approximately $3,117,000, $3,762,000 and $3,551,000, respectively, in revenue from Brit and its affiliates, representing approximately 11%, 16% and 18% of the Company’s total revenue for the respective year. The revenue from Brit relates primarily to the customization of EbixASP for the international markets in addition to hosting, development, and transaction fees. The Company expects to continue these types of arrangements with Brit and its affiliates.

EbixASP is a web-enabled system for insurance agencies to manage their businesses. This product generates revenues through initial registration and ongoing monthly subscription fees based on the number of personnel accessing the software. During 2006, 2005 and 2004, the Company recognized revenue of $592,000, $575,000 and $748,000, respectively, related to EbixASP.

The Company continues to license eGlobal, a modular agency management solution providing flexibility and the ability to handle unstructured data and complex risk. The Company also continues to support, but no longer sells, six “legacy” products: INfinity, INSIGHT, PC-ELITE, Insurnet, SMART, and Vista. The legacy products provide basic functions such as policy administration, claims handling, accounting and financial reporting. The Company expects to maintain and support the legacy products as long as it believes there is adequate economic and strategic justification and will continue to encourage customers utilizing legacy products to migrate to newer products.

Critical Accounting Policies—The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and income taxes.

Revenue recognition—We derive our revenue primarily from two sources: (1) product revenue, which includes software licenses and (2) professional and support services, which includes software development projects, subscription and transaction fees related to services delivered on an ASP basis, fees for software license maintenance, initial registration, and business process outsourcing revenue. Also included in professional and support services are fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems and those in the process of installing systems. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the license of software. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements.

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

Revenues related to ASP services or hosting arrangements, including monthly fees as well as any initial registration or setup fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Transaction fees are recognized as revenue as the transactions occur. Transaction fees are generally billed in arrears each month and the revenue is recognized when the transactions are processed. Revenue is only recognized when collectiblity is probable.

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

Allowance for doubtful accounts receivable—Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7,973,000, net of an allowance for doubtful accounts of $36,000 at December 31, 2006.

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

Results of Operations

Ebix, Inc. and Subsidiaries

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(In thousands)
Revenue:
Professional and support services	$27,594	$22,882	$19,114
Software	1,659	1,218	869
Total revenue	29,253	24,100	19,983
Operating expenses:
Services and other costs	5,916	5,915	5,341
Product development	5,234	3,258	3,016
Sales and marketing	3,002	2,073	1,602
General and administrative	6,594	6,883	6,433
Amortization and depreciation	1,795	1,321	1,185
Total operating expenses	22,541	19,450	17,577
Operating income	6,712	4,650	2,406

The majority of the Company’s growth since early 2004 has been attributed to the four acquisitions described previously, Finetre, Infinity, EbixLife and Heart

Total Revenue—The Company’s revenue has been primarily derived from professional and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. Also included in Services are fees for software license maintenance, ASP services and hosting and other miscellaneous revenues. Software revenue has been derived from the licensing of proprietary and third party software (“Software”). Total revenue is comprised of Software revenue and Services revenue.

•       Total revenue for 2006 increased $5,153,000, or 21.4%, from 2005, see discussion of software revenue and services revenue below.

•       Total revenue for 2005 increased $4,117,000, or 20.6%, from 2004, see discussion of software revenue and services revenue below.

•       Total Services revenue for 2006 increased $4,712,000, or 20.6%, from 2005. This increase was due primarily to the acquisitions of Infinity and Finetre, which accounted for $2,802,000 and 1,742,000, respectively. Additionally, we experienced an increase in international consulting revenue of $1,342,000, and continued growth in our EbixLife suite of products, resulting in a revenue increase of $965,000. These increases were partially offset by a decrease in revenue associated with legacy products and our call center operations.

•       Total Services revenue for 2005 increased $3,768,000, or 19.7%, from 2004. This increase was due primarily to the acquisitions of Heart and EbixLife in 2004, which accounted for $2,378,000 and $1,482,000, respectively. Additionally, we experienced continued growth in our consulting and software development services, such as BRICS, resulting in revenue increases of $1,078,000. These increases were partially offset by decreases in legacy products and non-Heart international consulting revenue.

During 2006, 2005, and 2004, approximately $3,117,000, $3,762,000 and $3,551,000, respectively, was recognized as services revenue from Brit and its affiliates related to call center and development projects. Revenue from Brit and its affiliates represented 11%, 16% and 18% of the Company’s total revenues for 2006, 2005 and 2004, respectively. Brit owned approximately 33% of the Company’s common stock as of March 16, 2007.

Total revenue for 2006 increased $5,153,000 or 21.4% from 2005, while revenue from Brit and its affiliates in 2006 decreased $645,000 or 17% from 2005. Total revenue for 2005 increased $4,117,000 or 20.6% from 2004, while revenue from Brit and its affiliates in 2005 increased $211,000 or 6% from 2004. The revenues from Brit and its affiliates relate to various projects for call center and software development services. We expect revenue from services provided to Brit and its affiliates to continue to decline as a percentage of our total revenue due to the general growth of our business

Support revenue associated with the Company’s legacy products is decreasing due to a trend of declining renewals for these older product offerings.

	Support Revenue	Total Revenue
2006	$2,109,000	$29,253,000
2005	$2,702,000	$24,100,000
2004	$3,346,000	$19,983,000

Support revenue decreased $593,000, or 22%, and as a percentage of total revenue to 7% from 11%, in 2006 compared to 2005. Support revenue decreased $644,000, or 19%, and as a percentage of total revenue to 11% from 17%, in 2005 compared to 2004.

Based on historical data, the Company expects legacy support revenue to continue to decrease by approximately 20% each year on a declining balance. The Company expects the legacy support revenue will continue as long as it is economically feasible for the Company to maintain and support the legacy products. As revenue from the legacy support decreases, costs will be reduced. When income from legacy support falls below break even, operations will be reviewed to determine if costs can be further reduced for the activity to be profitable and, if not, the Company will discontinue supporting the respective legacy product. The Company cannot predict when this will occur.

The Company expects that future Services revenue will be derived from EbixLife services, Infinity services, Finetre services, Heart services, the sale of BRICS, EbixASP registration and monthly fees, legacy support services, software development and call center services.

•       Total Software revenue for 2006 increased $441,000, or 36.2%, from 2005. This increase was due primarily to an increase in international software revenue of $296,000, due primarily to the continued market growth of our eGlobal software, and an increase in domestic software revenue of $145,000.

•       Total Software revenue for 2005 increased $349,000, or 40.2%, from 2004. This increase was primarily due to BRICS software sales of $380,000.

Services and other costs—Services and other costs include costs associated with support, call center consulting, implementation and training services.

•       Total services and other costs for 2006 approximated those of 2005. An increase in payroll expenses related to the acquisition of Finetre and Infinity of approximately $112,000 and an increase in facility costs of $34,000 were partially offset by a decrease in expenses for required services to support the Company’s products of $45,000 and a decrease in international support costs of $99,000.

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

Product development expenses—

•       Total product development expenses for 2006 increased $1,976,000, or 60.7%, from 2005. This increase was due primarily to an increase in payroll expenses, facility costs and travel and entertainment of $1,913,000 related to the acquisitions of Finetre and Infinity, an increase in consulting and other expenses of $30,000 and an increase in international payroll expenses of $33,000.

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

Sales and marketing expenses—

•       Total sales and marketing expenses for 2006 increased $929,000, or 44.8% from 2005. This increase was due primarily to an increase in payroll expenses, facility costs, travel and entertainment, office supplies, telephone costs and trade shows of $798,000 related to the acquisition of Finetre and Infinity. These increases were partially offset by a decrease in international sales and marketing expenses of $14,000 and other expenses of $8,000.

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

General and administrative expenses—

•       Total general and administrative expenses for 2006 decreased $289,000, or 4.2% from 2005. The Company continues to focus on controlling costs and was able to acquire Infinity and Finetre with minimal impact to general and administrative expenses.

•       Total general and administrative expenses for 2005 increased $450,000, or 7.0%, from 2004. This increase was due to an increase in health insurance and other benefits of $290,000, an increase in operating expenses related to international locations of $220,000 and Heart of $246,000, an increase in investor relation expenses and director fees of $143,000, an increase in non-EbixLife payroll of $123,000, an increase in consulting expenses of $85,000, an increase in rent expenses of $27,000, an increase in telephone expenses of $26,000, an increase in office expenses of $20,000, an increase in insurance expenses of $20,000 and an increase in management fees of $18,000 partially offset by an increase in the amount of facility costs allocated to other departments of $283,000, a decrease in audit and legal expenses of $248,000, a decrease in bad debt provision of $99,000, a decrease of $70,000 related to EbixLife payroll, a decrease in travel and entertainment of $38,000 and a decrease in other expenses of $30,000.

Amortization and depreciation expenses—

•       Total amortization and depreciation expenses for 2006 increased $474,000, or 35.9% from 2005. This increase was due primarily to the acquisitions of Infinity and Finetre in May and October 2006, respectively. These acquisitions resulted in increased amortization of intangible assets and depreciation of fixed assets.

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

Income Taxes—

•       Income tax expense for 2006 increased $386,000, or 131.3% from 2005. This increase was due to an increase in income before taxes and a difference between the effective and statutory rates due to a different income mix among the various tax jurisdictions in which the Company does business. In the United States, the Company was able to utilize net operating losses to partially offset taxable income.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,013,000 and $6,733,000 at December 31, 2006 and 2005, respectively.

During 2006, the Company generated operating cash flow of $4,150,000 compared to operating cash flow of $5,483,000 in 2005, due primarily to $5,965,000 in net income, which included non-cash expense of $1,795,000 of amortization and depreciation and an increase in deferred revenue of $677,000. These increases were partially offset by a decrease in accounts payable and accrued expenses of $277,000 and an increase in accounts receivable of $3,655,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

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

During 2006, cash used in investing activities of $15,403,000 represented expenditures made primarily related to the Company’s acquisitions of Finetre ($12,042,000) and and Infinity ($3,049,000). Cash provided by financing activities of $9,769,000 in 2006 resulted primarily from borrowing on the Company’s line of credit of $11,000,000 and proceeds from stock options of $779,000 partially offset by the payment of on the line of credit of $1,000,000, the payment of a long-term debt obligation of $873,000, and the repurchase of treasury stock of $149,000.

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

In 2006, 11% of the Company’s total revenues were from Brit and its affiliates. Brit does not have a long-term agreement with the Company that provides certainty that such revenues and related cash flows will be recurring.

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. During 2006, the line of credit was increased from $5,000,000 to $12,000,000. The line provides for a variable interest rate equal to LIBOR + 1.50% and is secured by a first security interest in substantially all of the Company’s assets. In connection with the Finetre acquisition, the Company borrowed $11,000,000 on the line of credit, of which $1,000,000 was repaid before year-end. At December 31, 2006, the balance of the line of credit was $10,000,000 and the interest rate was 6.85%. The line of credit matures on August 31, 2007. There were no borrowings under the line of credit at December 31, 2005. The line of credit contains certain financial covenants related to profitability, current assets and debt coverage.

Effective October 1, 2006, the Company mergered with Finetre. Ebix has paid Finetre shareholders $13,000,000 for substantially all of Finetre stock, and Finetre shareholders retain the right to earn up to $3,000,000 in additional payments over two years if certain revenue and operating income targets earned from Finetre services are met. The Company also incurred approximately $365,000 of direct expenses related to the acquisition. The Company funded the acquisition using available cash on hand of $2,000,000 and $11,000,000 from the Company’s line of credit.

Effective May 1, 2006, the Company acquired substantially all of the operating assets of Infinity. The operations of Infinity have been included in the Company’s financial statements since that date. The

Company acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity related services meet certain future revenue targets. The Company funded the acquisition using available cash on hand.

In planning for its capital needs, the Company takes into account its sources of cash, which include operating cash flow, cash balances and funds from credit facilities, and anticipated future cash needs, which include working capital requirements for operations, capital expenditures, and expenditures for business acquisitions. Presently, the Company expects to renew the line of credit when it matures in August 2007 or refinance the amount outstanding with long term debt. Based on these considerations, the Company believes it will have sufficient cash from operations and credit facilities to satisfy its contractual obligations, including contingent payments from prior acquisitions, for at least the next several years. In order for the Company to make future acquisitions, it may be necessary to raise additional capital, either through equity or debt transactions.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)	$12,651	$11,651	$1,000	$—	—
Operating Leases Obligations	3,910	1,460	1,440	650	360
Capital Leases Obligations	13	4	7	2	—
Total	$16,574	$13,115	$2,447	$652	$360

(1)          Includes interest at an imputed interest rate of 4% for Heart and LifeLink and at an interest rate of 6.85% for the line of credit.

Impact of Recently Issued Accounting Standards—

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement”(“SFAS 157”), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company is in the process of assessing the impact that SFAS 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

Quarterly Financial Information (unaudited):

The following is the unaudited quarterly financial information for 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2006
Total revenues	$5,650	$7,029	$7,296	$9,278
Operating income	1,182	1,507	1,824	2,199
Net income	1,135	1,498	1,659	1,673
Net income per common share:
Basic	$0.41	$0.54	$0.60	$0.60
Diluted	$0.36	$0.48	$0.53	$0.53
Year Ended December 31, 2005
Total revenues	$5,904	$6,134	$5,896	$6,166
Operating income	1,208	1,191	1,133	1,118
Net income	1,068	1,084	1,226	944
Net income per common share:
Basic	$0.37	$0.39	$0.45	$0.35
Diluted	$0.33	$0.35	$0.40	$0.30

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, New Zealand, Singapore, Canada and India, and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. In 2006, 2005 and 2004 the net change in cumulative foreign currency translation adjustment was an unrealized gain (loss) of $462,000, ($510,000), and $446,000, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before income taxes of approximately $70,000, $376,000 and $214,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s exposure to interest rate risk relates to its debt obligations and to its interest income as it relates to the outstanding cash balances. As of December 31, 2006, the Company had debt outstanding of $10,000,000 on its line of credit. As of December 31, 2005, the Company had no debt outstanding related to its line of credit and the remaining debt is fixed. While the Company had interest rate risk related to its line of credit at December 31, 2004, the exposure was mitigated by the interest income on the restricted cash balance of $3,000,000. The Company’s market risk at December 31, 2006, is the potential loss of interest income arising from adverse changes in interest rates. Interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% change in effective interest rates on the Company’s outstanding debt and cash balance. The Company does not feel such a change in interest rates would be significant to its results of operations.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Ebix, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the information in the schedule present fairly, in all material respects, the information set forth therein.

As disclosed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
April 9, 2007

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,013	$6,733
Accounts receivable, less allowances of $36 and $11	7,973	3,502
Prepaids and other current assets	913	444
Total current assets	13,899	10,679
Property and equipment, net	2,183	1,488
Goodwill	23,118	12,204
Intangibles, net	7,867	3,293
Other assets	285	317
Total assets	$47,352	$27,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$10,000	$—
Accounts payable and accrued expenses	1,854	1,962
Accrued payroll and related benefits	1,549	1,450
Current portion of long term debt	1,006	969
Current portion of capital lease obligation	3	—
Current deferred rent	44	—
Deferred revenue	5,552	2,794
Total current liabilities	20,008	7,175
Long term debt, less current portion	934	1,844
Long term deferred rent	235	—
Long term debt capital lease obligation, less current portion	9	—
Redeemable common stock, 0 and 157,728 shares issued and outstanding at December 31, 2006 and 2005, respectively, stated at redemption price	—	1,461
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 2,857,178 issued and 2,848,288 outstanding at December 31, 2006 and 2,740,516 issued and outstanding at December 31, 2005	286	274
Additional paid-in capital	94,914	92,539
Treasury stock, 8,890 shares repurchased as of December 31, 2006	(149)	—
Accumulated deficit	(69,724)	(75,689)
Accumulated other comprehensive income	839	377
Total stockholders’ equity	26,166	17,501
Total liabilities and stockholders’ equity	$47,352	$27,981

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(In thousands, except per share amounts)
Revenue:
Services and other (Including revenues from related parties of $3,117 ,$3,762 and $3,551, respectively. See note 2)	$27,594	$22,882	$19,114
Software	1,659	1,218	869
Total revenue	29,253	24,100	19,983
Operating expenses:
Services and other costs	5,916	5,915	5,341
Product development	5,234	3,258	3,016
Sales and marketing	3,002	2,073	1,602
General and administrative	6,594	6,883	6,433
Amortization and depreciation	1,795	1,321	1,185
Total operating expenses	22,541	19,450	17,577
Operating income	6,712	4,650	2,406
Interest income	248	294	151
Interest expense	(309)	(308)	(222)
Foreign exchange (loss) gain	(6)	(20)	48
Income before income taxes	6,645	4,616	2,383
Income tax provision	(680)	(294)	(143)
Net income	$5,965	$4,322	$2,240
Basic earnings per common share	$2.15	$1.55	$0.80
Diluted earnings per common share	$1.90	$1.38	$0.72
Basic weighted average shares outstanding	2,768	2,789	2,784
Diluted weighted average shares outstanding	3,137	3,121	3,104

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Accumulated
Preferred Stock		Common Stock							Other
				Treasury		Additional			Comprehensive
		Issued		Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
Shares	Amount	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income
(In thousands, except share amounts)

Balance, December 31, 2003	—	$—	2,316,767	$232	—	—	$88,706	$(436)	$(82,251)	$441	$6,692
Net income	—	—	—	—			—	—	2,240	—	2,240	$2,240
Cumulative translation adjustment	—	—	—	—			—	—	—	446	446	446
Comprehensive income												$2,686

Exercise of stock options	—	—	14,436	1			81	—	—	—	82
Proceeds from issuance of common stock	—	—	579,951	58			8,039	—	—	—	8,097
Expenses related to issuance of common stock	—	—	—	—			(23)	—	—	—	(23)
Reclass of guarantees	—	—	—	—			(4,097)	—	—	—	(4,097)
Deferred compensation and amortization related to options	—	—	—	—			11	60	—	—	71
Balance, December 31, 2004	—	$—	2,911,154	$291	—	—	$92,717	$(376)	$(80,011)	$887	$13,508
Net income	—	—	—	—			—	—	4,322	—	4,322	$4,322
Cumulative translation adjustment	—	—	—	—			—	—	—	(510)	(510)	(510)
Comprehensive income												$3,812

	—	—	15,222	2			128	—	—	—	130
Restricted stock	—	—	14,140	1			—	65	—	—	66
Repurchase of guarantee	—	—	(200,000)	(20)			20	—	—	—	—
Deferred compensation and amortization related to options	—	—	—	—			(41)	26	—	—	(15)
Balance, December 31, 2005	—	$—	2,740,516	$274	—	—	$92,824	$(285)	$(75,689)	$377	$17,501
Net income									5,965	—	5,965	$5,965
Cumulative translation adjustment	—	—	—	—			—	—	—	462	462	462
Comprehensive income												$6,427

Effect of SFAS No. 123(R)	—	—	—				(285)	285	—	—	—
Reclass of stock guarantee	—	—	—				1,327	—	—	—	1,327
Exercise of stock options	—	—	105,802	11			768	—	—	—	779
Restricted stock	—	—	10,860	1			133	—	—	—	134
Repurchase of treasury stock	—	—	—		(8,890)	(149)	—	—	—	—	(149)
Deferred compensation and amortization related to options	—	—	—	—	—	—	147	—	—	—	147
Balance, December 31, 2006	—	$—	2,857,178	$286	(8,890)	$(149)	$94,914	$—	$(69,724)	$839	$26,166

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$5,965	$4,322	$2,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,795	1,321	1,185
Provision for doubtful accounts	25	9	108
Restricted stock compensation	134	65	—
Stock-based compensation	147	(15)	71
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(3,655)	(255)	(841)
Other assets	(357)	122	(99)
Accounts payable and accrued expenses	(277)	181	(49)
Accrued payroll and related benefits	(304)	(72)	25
Deferred revenue	677	(195)	170
Net cash provided by operating activities	4,150	5,483	2,810
Cash flows from investing activities:
Investment in Finetre, net of cash acquired	(12,042)	—	—
Investment in Infinity, net of cash acquired	(3,049)	—	—
Investment in LifeLink, net of cash acquired	—	—	(4,763)
Investment in Heart, net of cash acquired	—	—	(3,393)
Deferred rent	225	—	—
Capital expenditures	(537)	(484)	(366)
Net cash used in investing activities	(15,403)	(484)	(8,522)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	—	2,977
Proceeds from line of credit	11,000	—	3,500
Repurchase of stock	—	(2,700)	—
Payments on line of credit	(1,000)	(3,500)	—
Restricted cash	—	3,000	(3,000)
Repurchase of common stock	(149)	—	—
Payments of long term debt	(873)	(960)	—
Payments for capital lease obligations	12	—	(73)
Proceeds from exercise of common stock options	779	131	82
Net cash provided by (used in) financing activities	9,769	(4,029)	3,486
Effect of foreign exchange rates on cash and cash equivalents	(236)	(80)	154
Net change in cash and cash equivalents	(1,720)	890	(2,072)
Cash and cash equivalents at the beginning of the year	6,733	5,843	7,915
Cash and cash equivalents at the end of the year	$5,013	$6,733	$5,843
Supplemental disclosures of cash flow information:
Interest paid	$187	$177	$86
Income taxes paid	524	281	386
Supplemental schedule of noncash investing activities:

During the third quarter of 2006 the Company paid Finetre shareholders $13,000 for substantially all of Finetre stock, and Finetre shareholders retain the right to earn up to $3,000 in additional payments over two years if certain revenue and net income targets of the Finetre division are met. The Company also incurred approximately $365 of direct expenses related to closing the Finetre acquisition.

During the second quarter of 2006, the Company acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). This acquisition was effective as of May 1, 2006. The Company acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity meets certain future revenue targets The Company capitalized approximately $149 of transaction costs in conjunction with the Infinity acquisition.

During the first quarter of 2004, the Company purchased all of the capital stock of LifeLink Corporation for consideration which included 200,000 shares of common stock valued at $3,000, cash of $5,000, and a note payable of $2,226. The Company also capitalized approximately $128,000 of transaction costs in conjunction with the acquisition.

During the third quarter of 2004, Ebix Australia Pty Ltd. acquired the operating assets of Heart Consulting Services PTY Ltd. in exchange for an aggregate purchase price (in Australian dollars) of A$10,175 ($7,116,000 USD) (based on the exchange rate as published by the Reserve Bank of Australia on July 1, 2004 of A$0.6994 per United States Dollar (“USD”)) payable as follows: A$5,175 ($3,619 USD) in cash at closing, A$2,000 ($1,399 USD) payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (the “Deferred Payments”), and A$3,000 ($2,098 USD) payable in 157,728 shares of common stock of Ebix issued at the closing. The Company also capitalized approximately $241 of transaction costs in conjunction with the acquisition.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies:

Nature of Business—Ebix, Inc. and subsidiaries (the “Company”) is an international provider of software and Internet-based solutions for the insurance industry. The Company’s product and service strategy focuses on the following four areas: (1) worldwide sale, customization, development, implementation and support of its insurance carrier system products, Infinity Systems and Business Reinsurance and Insurance Company System (“BRICS”); (2) worldwide sales and support of broker/agency management systems including EbixASP, eGlobal and Winbeat; (3) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely, WinFlex, VitalSuite, EbixExchange, AnnuityNet, and LifeSpeed ; and (4) business process outsourcing services (“BPO”), which include call center and back office, either off site or at the Company’s facilities. Software or services provided online through ASP models and connectivity products are recorded as services by the Company.

Consolidation—The consolidated financial statements of the Company include the accounts of Ebix, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Revenue Recognition—We derive our revenue primarily from two sources: (1) product revenue, which includes software licenses and (2) professional and support services, which includes software development projects, subscription and transaction fees related to services delivered on an ASP basis, fees for software license maintenance, initial registration, and business process outsourcing revenue. Also included in professional and support services are fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems and those in the process of installing systems.. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the license of software. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”. The Company applies the provisions of SOP 97-2, as amended by Statement of Position 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all arrangements which include software deliverables that are considered more than inconsequential to the other elements in the arrangements.

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

Revenues related to ASP services or hosting arrangements, including monthly fees as well as any initial registration or setup fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Transaction fees are recognized as revenue as the transactions occur. Transaction fees are generally billed in arrears each month and the revenue is recognized when the transactions are processed. Revenue is only recognized when collectiblity is probable.

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

Allowance for Doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance was $7,973 and $3,502, net of an allowance for doubtful accounts of $36 and $11 as of December 31, 2006 and 2005, respectively.

Accounting for the Impairment of Long-Lived Assets—Long-lived assets and certain identifiable intangibles held and used by any entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. If an indication of a potential impairment exists, recoverability of the respective assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects and market and economic conditions.

The carrying amount of the Company’s long-lived assets at December 31, 2006 and 2005 primarily represented the original amounts invested less the recorded depreciation and amortization. Based on the analysis performed by management, the Company does not believe the carrying value of its long-lived assets were impaired as of December 31, 2006. There were no impairment charges for the years ended December 31, 2006, 2005 or 2004.

Software Development Costs—The Company’s policy is to capitalize internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the product and continues through the point of general release of the product. The ongoing assessment of the recoverability of these costs considers external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. During 2006, 2005 and 2004 the Company did not have any expenses eligible for capitalization under SFAS No. 86, given that costs incurred were primarily related to maintenance or were due to the provision of support on previously released software products.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization and acquired cost. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and amortized over the expected life of the improvement. Gains and losses resulting from sales or retirements

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Fixed assets acquired in acquisitions are valued at fair value. The estimated useful lives applied by the Company are as follows:

Asset Category	Life
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other	7
Buildings	30
Leasehold improvements	Life of the lease

Goodwill—In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is required to be applied at the beginning of the entity’s fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of approximately $122, which has been subjected to the transition provision, including the phase in and annual impairment test, of SFAS No. 142 and will not be amortized going forward. In 2006, goodwill of $23,118 was a result of the acquisition of Finetre in October 2006 ($9,711), Infinity in May 2006 ($702),EbixLife in February 2004 ($5,989) and Heart in July 2004 ($6,594) as well as $122 of unamortized goodwill as of January 1, 2002. In 2005, goodwill of $12,204 was a result of the acquisition of EbixLife in February 2004 ($5,989) and Heart in July 2004 ($6,093) as well as $122 of unamortized goodwill as of January 1, 2002. The Heart goodwill fluctuates due to foreign currency translation as the asset is recorded in New Zealand dollars. The Company performed an annual impairment assessment, as required by SFAS No. 142, of the Heart and EbixLife goodwill and intangible assets as of September 30, 2006 and it was determined that the assets were not impaired.

Changes in the carrying amount in goodwill for the year ended December 31, 2006 are as follows:

Balance, December 31, 2005	$12,204
Additions	10,414
Foreign currency translation adjustments	500
Balance, December 31, 2006	$23,118

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

Intangible Assets—Amounts allocated to intangible assets are amortized over their estimated useful lives as follow:

Category	Life (yrs.)
Customer relationships	4-10
Developed technology	5
Trademarks	5-10
Backlog	1

	December 31,
	2006	2005
Amortized intangible assets:
Customer relationships	$5,874	$2,872
Developed technology	3,808	1,387
Trademarks	706	488
Backlog	140	—
Total intangibles	10,528	4,747
Accumulated amortization:	(2,661)	(1,454)
Intangibles net	$7,867	$3,293

See note 13 for further discussion of intangible assets.

Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and operating loss and tax credit carryforwards and their financial reporting amounts at each year-end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible. The Company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently reinvested.

Earnings Per Share—Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of common shares outstanding for 2006, 2005 and 2004 were 2,768,005, 2,789,406 and 2,783,500, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

common stock equivalents. During 2006 and 2005 the Company’s common stock equivalents consisted of restricted stock and stock options. During 2004, the Company’s common stock equivalents consisted of stock options. During 2006, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 369,140. During 2005, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 331,205. During 2004, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 320,806. At December 31, 2006, 2005 and 2004 the fully diluted weighted average number of shares outstanding was 3,137,145, 3,120,611 and 3,104,306, respectively. At December 31, 2006, 2005 and 2004, there were 205,589, 354,707 and 368,366 shares, respectively, potentially issuable with respect to outstanding stock options and warrants, which could dilute Basic EPS in the future which were excluded from the diluted EPS calculation because their effect was antidilutive.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Management has made material estimates with respect to the valuation of accounts receivable, deferred revenue and income taxes. Actual results will differ from those estimates.

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

Concentrations—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. In 2006, 2005 and 2004, Brit Insurance Holdings PLC and its affiliates accounted for approximately 11%, 16% and 18%, respectively, of consolidated revenue. Accounts receivable relating to this customer at December 31, 2006 and 2005 were $1,039 and $988, respectively (see Note 2).

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

Employee Stock Options—At December 31, 2006, the Company has two stock-based employee compensation plans, which are more fully described in Note 10. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during 2006; however, options were granted to Directors. Stock compensation expense of $147,000 was recognized during the year ended December 31, 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income, as reported	$4,322	$2,240
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18	18
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(830)	(822)
Pro forma net income	$3,510	$1,436
Basic earnings per share, as reported	$1.55	$0.80
Diluted earnings per share, as reported	$1.38	$0.72
Basic earnings per share, pro forma	$1.26	$0.52
Diluted earnings per share, pro forma	$1.12	$0.46

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the year ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Expected volatility	97%	88%
Expected dividends	None	None
Weighted average risk-free interest rate	4.36%	4.00%
Expected life of stock options	10 years	10 years

Non-employee Stock Compensation—The Company accounts for stock based compensation issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” Under the fair value based method, compensation cost is measured over the life of the service period based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the contractual period.

Advertising—Advertising costs are expensed as incurred. Advertising costs amounted $326, $320 and $206 in 2006, 2005 and 2004, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

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

Treasury Stock—Treasury stock is accounted for at cost.

Impact of Recently Issued Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement”(“SFAS 157”), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company is in the process of assessing the impact that SFAS 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification,

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 1—Description of Business and Summary of Significant Accounting Policies: (Continued)

interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

Note 2—Brit Insurance Holdings PLC

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”) for $7,000. The total number of shares of the Company’s common stock held by Brit at December 31, 2006 was 930,163, representing an equity ownership of 33 percent.

During 2006, 2005 and 2004, the Company entered into various software and service agreements with Brit and its affiliates. Approximately $3,117, $3,762 and $3,551 was recognized as revenue during 2006, 2005 and 2004, respectively from Brit and its affiliates. Total accounts receivable from Brit and its affiliates at December 31, 2006 and 2005 were $1,039 and $988, respectively.

Note 3—Restricted Stock:

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100 in the case of Mr. Raina and $330 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $100 related to these shares during the year ended December 31, 2006.

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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 3—Restricted Stock: (Continued)

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,013 in the case of Mr. Raina and $455 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $34 and $65 related to these shares during the years ended December 31, 2006 and 2005, respectively.

Pursuant to the restricted stock agreements, the restricted stock vests in three equal annual installments. The restricted stock also vests with respect to any unvested shares upon the applicable officer’s death, Disability (as defined) or Retirement (as defined), the Company’s termination of the officer other than for Cause (as defined) or a Change in Control (as defined) of the Company. If the officer terminates his employment other than due to death, Disability or Retirement or the Company terminates the officer’s employment for Cause, any unvested shares held by the officer will be forfeited. Mr. Baum’s restricted stock fully vested upon his retirement effective December 31, 2006.

Note 4—Property and Equipment:

Property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Computer equipment and purchased software	$2,349	$2,483
Buildings	310	380
Land	78	109
Leasehold improvements	597	17
Furniture, fixtures and other	1,320	446
	4,654	3,435
Less accumulated depreciation and amortization	(2,471)	(1,947)
	$2,183	$1,488

Depreciation and amortization expense was $524, $446 and $430 in 2006, 2005 and 2004, respectively.

Note 5—Line of Credit and Letters of Credit

Bank Line of Credit

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. The line provides for a variable interest rate and is secured by a first security interest in substantially all of the Company’s assets. In October 2005, the Company entered into an amendment to the credit agreement to remove the requirement to maintain collateral in a restricted cash account and extended the expiration date to October 31, 2006. In November 2005, the line of credit was paid.

In August 2006, the Company entered into an amendment to the credit agreement, which increased the line to $12,000 at a variable interest rate of LIBOR +1.5% (effective interest rate of 6.85% at

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 5—Line of Credit and Letters of Credit (Continued)

December 31, 2006). The line of credit contains certain financial covenants related to profitability, current assets and debt coverage. On October 2, 2006, $11,000 was borrowed on the line and on December 29, 2006 $1,000 was paid on the line. Total borrowings on this line were $10,000 as of December 31, 2006. The line of credit agreement matures on August 31, 2007.

Letters of Credit

Under terms of the agreement with Heart (see note 13), $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition (present value computed as $1,293). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. On July 1, 2005 the Company paid the first installment of $508. On July 3, 2006 the Company paid the second installment of $496.

Under terms of the lease agreement for office space in Herndon, Virginia, the Company is required to maintain a stand-by letter credit in the amount of $225,000. The amount of the letter of credit was automatically reduced to $150,000 on March 7, 2007. The requirement for this letter of credit expires in November 2007.

Note 6—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses at December 31, 2006 and December 31, 2005, consisted of the following:

	2006	2005
Trade accounts payable	$1,031	$1,643
Accrued professional fees	161	145
Accrued other liabilities	662	174
	$1,854	$1,962

Note 7—Income Taxes:

Income before income taxes consisted of:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Domestic	$5,162	$2,738	$1,314
Foreign	1,483	1,878	1,069
Total	$6,645	$4,616	$2,383

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 7—Income Taxes: (Continued)

The income tax provision consisted of:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
U.S. Federal	$144	$62	$26
State	114	—	—
Foreign	422	232	117
Total	$680	$294	$143

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(23.0)%	(23.3)%	(14.2)%
Effect of foreign tax rate other than 34%	(3.2)%	(4.9)%	(14.5)%
State income taxes	1.1%	—%	—%
Reversal of accrual for tax exposures	—%	—%	(3.2)%
Other	—%	(.5)%	—%
Permanent differences	1.3%	.7%	3.9%
Effective rate	10.2%	6.0%	6.0%

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31, 2006 Deferred		December 31, 2005 Deferred
	Assets	Liabilities	Assets	Liabilities
Amortization	$386	$—	$215	$—
Accruals	110	—	—	76
Bad debts	10	—	1	—
NOL carryforwards	10,716	—	8,549	—
Finetre intangible assets	—	1,141	—	—
Installment sale	746	—	—	—
Tax credit carryforwards	240	—	232	—
	12,208	1,141	8,997	76
Valuation allowance	(11,067)	—	(8,921)	—
Total deferred taxes	$1,141	$1,141	$76	$76

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 7—Income Taxes: (Continued)

Due to the uncertainty of realizing any of the net deferred tax assets, the Company has provided a valuation allowance against the entire net amount. The impact of the valuation allowance and the effective tax rate is shown net of the effect of expiring operating losses and tax credit carry-forwards.

At December 31, 2006, the Company had available domestic net operating loss carry-forwards of approximately $29,000 which are available to offset future Federal income taxes, if any, through 2022, and investment business tax credit carry-forwards of approximately $200 and AMT credit carry-forwards of approximately $40, which are available to offset future Federal taxable income, if any, through 2009 for the investment business tax credit and indefinitely for the AMT credit. In connection with the Finetre acquisition (see note 13 regarding the acquisition), the Company is able to use a portion of the domestic net operating loss carry-forwards attributable to Finetre, subject to certain annual limitations.

The Company’s ability to use all of the net operating losses in the future may be limited should there be a transfer of greater than 50 percent of the economic value of the Company in a single or series of transactions.

Currently, taxable income other than interest income is subject to a tax holiday in India. The tax holiday is scheduled to expire in 2010.

Goodwill related to asset acquisitions are deductible for tax purposes but are not deductible for financial reporting purposes, except to the extent there is an impairment of goodwill. Included in deferred taxes is the tax affect of the amortization of goodwill for tax purposes.

Note 8—Commitments and Contingencies:

Lease Commitments:

The Company leases office space under noncancelable operating leases with expiration dates ranging through 2011, with various renewal options. Capital leases range from three to four years and are primarily for computer equipment.There was one asset under capital lease at December 31, 2006. There were no assets under capital lease at December 31, 2005.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 8—Commitments and Contingencies: (Continued)

Commitments for minimum rentals under noncancellable leases as of December 31, 2006 were as follows:

Year	Capital Leases	Operating Leases
2007	$4	$1,460
2008	4	816
2009	4	624
2010	1	477
2011	—	173
Thereafter	—	360
Total minimum lease commitments	$13	$3,910
Less: sublease income	—	(64)
Net lease payments	$13	$3,846
Less: amount representing interest	(1)
Present value of obligations under capital leases	$12
Less: current portion	(3)
Long-term obligations under capital leases	$9

Rental expense for office facilities and certain equipment subject to operating leases for 2006, 2005 and 2004 was $1,233, $738 and $716, respectively.

In 2006, sublease income was $64. There was no sublease income during 2005 or 2004.

Contingencies:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2006, the maximum aggregate liability calculated was $933 for the annual contract period, which ends in September 2007.

Note 9—Cash Option Profit Sharing Plan and Trust:

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were approximately $86 for 2006, $66 for 2005 and $61 for 2004.

Note 10—Stock Options:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, applying the modified prospective method. Prior to the adoption

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first, second, third or fourth quarters of 2006; however, options were granted to Directors. Stock compensation expense of $147 was recognized during the year ended December 31, 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2006 is as follows:

					Weighted
					Average
				Weighted	Remaining
	Within Plans			Average	Contractual	Aggregate
	Nonstatutory	Incentive	Outside	Exercise	Term	Intrinsic
	Options	Options	Plan	Price	(Years)	Value
Outstanding at December 31, 2005	599,756	55,281	30,875	$11.89
Granted	9,000	—	—	$20.98
Exercised	(103,802)	—	(2,000)	$7.36
Canceled	(6,881)	(7,500)	—	$36.50
Moved to within Plan	25,000	—	(25,000)	—
Outstanding at December 31, 2006	523,073	47,781	3,875	$12.41	5.38	$8,929
Exercisable at December 31, 2006	509,141	33,700	2,812	$11.16	5.38	$9,162

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 were $1,672,000, $105,000 and $127,000, respectively. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $768,000 in 2006. During 2006, cash received from stock options exercised was $779,000.

The Company had 15,144 of stock options that were not vested at December 31, 2006 that were expensed in 1999. Additionally, the Company has 4,687 of stock options that were unvested related to Rahul Raina. These options were amended to avoid adverse personal tax treatment of the options under Section 409A of the Internal Revenue Code. As a result, the exercise price applicable to the options was increased from $2.85 per share to $6.70 per share, which exercise price is equal to the fair market value of the common stock underlying the stock options on the original grant date (August 11, 2003). Please see the

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

disclosure under “Certain Relationships and Related Transactions, and Director Independence” for further information relating to this option amendment. As a result of this action, 25,000 shares were moved from outside the plan to within the plan. At December 31, 2006, there was $189,000 of unrecognized compensation cost related to total nonvested stock options. This cost will be recognized over 2.0 years.

The Company’s 1996 Stock Incentive Plan (the “Plan”) provides for the granting of stock options and stock appreciation rights to officers, directors and employees. The total number of shares reserved for grant under the Plan was 337,500 at December 31, 2000. An amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company’s stockholders on May 30, 2001. A third amendment increasing the number of shares reserved for grant under the Plan by 250,000 was adopted by the Board of Directors and approved by the Company’s stockholders on September 30, 2002. A fourth amendment increasing the number of shares reserved for grant under the Plan by 300,000 was adopted by the Board of Directors and approved by the Company’s stockholders on January 14, 2005. Accordingly, the total number of shares reserved for grant under the Plan was 1,137,500 at December 31, 2006. Options granted under this Plan may be incentive stock options as defined under current tax laws or nonstatutory options. Options are granted at prices determined by the Board of Directors (not less than 100 percent of the market price of the stock at the time of grant for incentive stock options and 110 percent with respect to incentive stock options granted to optionees who own 10 percent or more of the Company’s stock). Stock options under this plan generally become exercisable with respect to the underlying shares of Common Stock as follows: 25 percent become exercisable on the first anniversary of the date of grant and the remaining 75% of the options become exercisable ratably each quarter over the next three years. All options must be exercised within ten years of the date of grant (with respect to incentive stock optionees owning 10 percent or more of the Company’s stock, the term may be no longer than five years). No stock appreciation rights have been issued under the Plan or are outstanding at December 31, 2006.

The Company’s 1998 Director Option Plan (the “Director Plan”) provides for granting of options for up to 37,500 shares to non-employee directors. Only nonstatutory options may be granted under the Directors Plan. Options are granted at prices not less than 100% of the market price of the stock at the time of grant. Stock options under this plan generally become exercisable over periods ranging from three months to three years. All options must be exercised within ten years of the date of grant. During 2006, 2005 and 2004, the Company granted options to purchase a total of 3,750, 6,600 and 6,000 shares, respectively, under the Director Plan.

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

In December 2004, our Board of Directors adopted a new compensation program for our non-employee directors, to commence in 2005 (with the 2005 Annual Meeting of Stockholders). Pursuant to this program, each non-employee director is to receive an annual cash retainer of $14. The Chairman of the Audit Committee is to receive an additional annual fee of $5 and each other member of the Audit Committee and each member of the Compensation Committee is to receive an additional annual fee of $3 per committee. Also, each non-employee director is to receive an initial grant on his election to the Board of an option to purchase 1,500 shares vesting over three years, and an annual grant thereafter of an option to purchase 1,500 shares, including the options automatically awarded under the Director Plan. These options will be granted immediately following each annual meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of grant and will have a term of ten years beginning on the date of grant.

On December 16, 2005, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

retainer of $14. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $3 in 2005. Mr. Drislane, Keller and Merin received $3 following the December 16, 2005 annual meeting. Mr. Rich received $5 following the December 16, 2005 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5 following the December 16, 2005 meeting.

On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $3 per committee in 2006. Mr. Keller and Benz received $5 following the October 20, 2006 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5 following the October 20, 2006 meeting.

During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company’s stock price equals $72.00, $96.00, $120.00 and $160.00 per share. During 2006, 2005 and 2004, no incentive options were granted. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company’s stock on the date of grant. There was no compensation expense related to these options in 2006, 2005 or 2004.

On August 11, 2003, the Company granted options to purchase the Company’s common stock to an employee who is the brother of the Chief Executive Officer, in connection with his joining the Company as an employee. The option grantee was an employee when he received the grant. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. This grant was not subject to any of the Company’s stock option plans. This option grant was valued using FAS 123(R). The Company recognized compensation expense of approximately $41, $24 and $24 related to these options during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 3,875 shares were outstanding at December 31, 2006. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 10—Stock Options: (Continued)

within ten years of the date of the grant. These options were granted prior to 2002, to persons who were not directors, officers or employees.

These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain price. At December 31, 2006, 2,812 of the shares subject to these non-employee options were vested. The Company recognized a credit to compensation expense of $38 and $50 related to these options during the years ended December 31, 2005 and 2004, respectively. Assumptions used in valuing the options are the same as those described below for employee options.

Both the pro forma disclosures in Note 1 and the weighted-average fair value of stock options on the date of grant were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Weighted average fair values of stock options granted	$20.98	$16.22	$15.54
Expected volatility	110%	97%	88%
Expected dividends	None	None	None
Weighted average risk-free interest rate	4.78%	4.36%	4.00%
Expected life of stock options	6 years	10 years	10 years

The expected volatility is calculated using historical stock prices. Expected life of options is calculated using the simplified method in 2006 and the life of the options in 2005 and 2004.

Note 11—Sale of Unregistered Common Stock:

On July 1, 2004, Ebix Australia Pty Ltd, which is a wholly-owned subsidiary of the Company, acquired certain of the operating assets of Heart Consulting Services Pty Ltd (“Heart”), and the operations of Heart have been included in the Company’s financial statements since that date. Under terms of the agreement, the Company acquired the operating assets of Heart in exchange for an aggregate purchase price of $7,116 payable as follows: $3,619 paid in cash at closing (subsequent to closing the former owner of Heart paid $467 for deferred revenue and a vacation accrual settlement), $1,399 payable under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing (present value computed as $1,293), and $2,098 payable in 157,728 shares of the common stock of the Company issued at the time of closing. The Company also capitalized approximately $241 of transaction costs in conjunction with the Heart acquisition. In connection with the 157,728 shares of common stock, the former owners received from Ebix the option to sell their stock back to Ebix subject to specified time frames and prices. This option expired in Q1 2006.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 12—Geographic Information:

Management believes that the Company operates in one reportable segment, per SFAS No. 131 the following enterprise wide information is provided. The following information relates to geographic locations:

Year ended December 31, 2006

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$18,579	$8,270	$23	$2,274	$107	$29,253
Fixed assets	$1,211	$220	$709	$41	$2	$2,183
Goodwill	$16,526	6,592	—	—	—	$23,118
Intangible assets	$7,267	$600	—	—	—	$7,867

Year ended December 31, 2005

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$15,272	$7,300	—	$1,399	$129	$24,100
Fixed assets	$409	$239	$801	$38	$1	$1,488
Goodwill	$6,112	$6,092	—	—	—	$12,204
Intangible assets	$2,451	$842	—	—	—	$3,293

Year ended December 31, 2004

	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$13,385	$5,176	—	$1,260	$162	$19,983
Fixed assets	$526	$99	$794	$30	$1	$1,450
Goodwill	$6,250	$6,419	—	—	—	$12,669
Intangible assets	$3,027	$1,207	—	—	—	$4,234

Note 13—Acquisitions

Finetre Acquisition

On October 2, 2006, Ebix, Inc. (“Ebix”) announced the merger with Finetre Corporation (“Finetre”) effective October 1, 2006. Ebix has paid Finetre shareholders $13,000 for substantially all of Finetre stock, and Finetre shareholders retain the right to earn up to $3,000 in additional payments over two years if certain revenue and operating income targets of the Finetre services are met. Finetre operates as a Northern Virginia-based ASP technology firm focusing on transaction processing and compliance automation in the financial services industry.

The Company also incurred approximately $365 of direct expenses related to closing the Finetre acquisition. The Company funded the acquisition using available cash on hand of $2,000 as well as the $11,000 line of credit.

The acquisition of Finetre was consistent with the Company’s overall focus on providing software solutions to insurance carriers agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 13—Acquisitions (Continued)

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Finetre. The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Current assets	$2,244
Property and equipment	580
Intangible assets	3,391
Goodwill	9,711
Total assets acquired	15,926
Current liabilities	2,561
Total liabilities assumed	2,561
Net assets acquired	$13,365

Of the $3,391 of intangible assets acquired, $2,346 was assigned to customer relationships with a remaining useful life of nine years, $896 was assigned to developed technology with a remaining useful life of 5 years, $140 was assigned to backlog with a remaining estimated useful life of fourteen months and $9 assigned to IPR&D which was expensed immediately. The Company recorded $139 of amortization expense related to these intangible assets for the year ended December 31, 2006.

Estimated Amortization Expenses:

For the year ended December 31, 2007	$560
For the year ended December 31, 2008	$440
For the year ended December 31, 2009	$440
For the year ended December 31, 2010	$440
For the year ended December 31, 2011 and thereafter	$1,372

Infinity Systems Acquisition

On May 9, 2006, Ebix, Inc. (“Ebix”) announced the acquisition of substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). This acquisition was effective as of May 1, 2006. Ebix acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity services meet certain future revenue targets. The Company capitalized approximately $149 of transaction costs in conjunction with the Infinity acquisition.

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

Note 13—Acquisitions (Continued)

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Infinity. The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition subsequent to the reallocation.

Property and equipment	$93
Intangible assets	2,399
Goodwill	702
Total assets acquired	3,194
Deferred revenue	91
Deferred rent	54
Total liabilities assumed	145
Net assets acquired	$3,049

Of the $2,399 of intangible assets acquired, $656 was assigned to customer relationships with a remaining useful life of ten years, $1,525 was assigned to developed technology with a remaining useful life of 5 years and $218 was assigned to trade name with a remaining estimated useful life of ten years. The Company recorded $262 of amortization expense related to these intangible assets for the year ended December 31, 2006.

Estimated Amortization Expenses:

For the year ended December 31, 2007	$392
For the year ended December 31, 2008	$392
For the year ended December 31, 2009	$392
For the year ended December 31, 2010	$392
For the year ended December 31, 2011 and thereafter	$569

LifeLink Acquisition

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

Note 13—Acquisitions (Continued)

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

Of the $3,518 of intangible assets acquired, $977 was assigned to developed technology with a remaining estimated useful life of five years, $299 was assigned to trademarks with a remaining estimated useful life of five years and $2,242 was assigned to customer relationships with a remaining estimated useful life of seven years. The Company recorded $575, $575  and $491 of amortization expense related to these intangible assets for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated Amortization Expenses:

For the year ending December 31, 2007	$575
For the year ending December 31, 2008	$575
For the year ending December 31, 2009	$358
For the year ending December 31, 2010	$320
For the year ending December 31, 2011	$49

The acquisition of EbixLife was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services. The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the EbixLife goodwill and intangible assets as of September 30, 2006 and it was determined that the assets were not impaired.

Heart Acquisition

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

Note 13—Acquisitions (Continued)

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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 13—Acquisitions (Continued)

Of the $1,229 of intangible assets acquired, $630 was assigned to customer relationships with a remaining useful life of four years, $410 was assigned to developed technology and $189 was assigned to trademarks with a remaining estimated useful lives of five years. The Company recorded $294, $277 and $154 of amortization expense related to these intangible assets for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated Amortization Expenses:

For the year ended December 31, 2007	$261
For the year ended December 31, 2008	$187
For the year ended December 31, 2009	$56

The acquisition of Heart was consistent with the Company’s overall focus on marketing software to insurance agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services. The Company performed an annual impairment assessment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, of the Heart goodwill and intangible assets as of September 30, 2006 and it was determined that the assets were not impaired.

Note 14—Proforma Financials

The following unaudited pro forma financial information for the years ended December 31, 2006 and December 31, 2005 presents the consolidated operations of the Company as if the Finetre and Infinity acquisitions had been made on January 1, 2005, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Year Ended December 31,
	2006	2005
Revenue	$35,039	$34,567
Net income	$4,320	$2,456
Basic earnings per share	$1.56	$0.87
Diluted earnings per share	$1.38	$0.79

Note 15—Long term debt

	Year Ended December 31,
	2007	2008	2009	Total
EbixLife	$500	$458	$476	$1,434
Heart	$506	$—	$—	$506
	$1,006	$458	$476	$1,940

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All dollar amounts in thousands, except per share data)

Note 15—Long term debt (Continued)

The EbixLife debt is a result of the EbixLife acquisition on February 23, 2004 (see Note 13.) and represents a $2,500 non-interest bearing note payable. The note is payable in annual installments of $500 over five years. The Company has imputed interest on this debt of 4%. The first installment was paid on February 23, 2005 and the second installment was paid on February 23, 2006. The third installment was paid February 23, 2007.

The Heart debt is a result of the Heart acquisition on July 1, 2004 (see Note 13.) and represents $1,399 payable under stand by letters of credit issued by the Company’s lender under the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing. The Company has imputed interest on this debt at 4%. The first installment was paid on July 1, 2005. The second installment was paid on July 1, 2006.

Note 16—Stock Repurchase

On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to purchase up to $1 million in shares but does not have to repurchase this entire amount.

The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and is subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash.

For the year ended December 31, 2006, the Company repurchased 8,890 shares of common stock at prices ranging from $15.00 to $18.50. Total expenditures under the repurchase plan were $149. The Company has not repurchased any shares of common stock since September 30, 2006.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s controls and procedures are effective to ensure that we are able to collect, process and disclose the information it is required to disclose in the report we file with the SEC within the required time periods.

Item 9B.               OTHER INFORMATION

Not Applicable.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company who will serve until the Company’s 2007 Annual Meeting are as follows:

ROBIN RAINA, 40, has been a director at Ebix since February 2000. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Prior to joining us, from 1990 to 1997, Mr. Raina held senior management positions for Mindware, an international technology consulting firm, serving in Asia and North America. While employed by Mindware, Mr. Raina was responsible for managing projects for multinational corporations, including setting up offshore laboratories, building intranets, managing service bureaus and support centers, providing custom programming, and year 2000 conversions. Mr. Raina holds an Industrial Engineering degree from Thapar University in Punjab, India.

HANS U. BENZ, 60, has been a director since December 2005. Mr Benz has for the last five years been President of the holding group BISON, a Swiss corporation with approximately five hundred employees which develops and implements business solution software in German-speaking parts of Europe. Prior to this position, he was president of a banking software company named BOSS Lab. His business experience extends from wholesale and retail trading to the Swiss private insurance industry. Mr. Benz is currently also a principal investor in HuB Venture Capital Projects.

PAVAN BHALLA, 44, has been a director since June 2004. Mr. Bhalla currently serves as Corporate Controller of Hewitt Associates, Inc., which provides worldwide outsourcing, consulting on HR solutions. He has served in this position since July 2006. Mr. Bhalla served as Senior Vice President—Finance of MCI Inc., a global telecommunications company, and oversaw financial management of MCI’s domestic retail business units from August 2003 until joining Hewitt Associates, Inc. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002, Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999, and Regional Director of Finance of BellSouth Cellular Corp. from 1996 to 1997.

NEIL D. ECKERT, 44, has been a director since January 2006. Mr Eckert is currently a director of Brit Insurance Holdings, plc. Until April of 2005, he served as Chief Executive Officer of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company, as well as a director of Ri3K, an internet hub for reinsurance. He was a member of the board of directors of the Benfield Group from 1991 to 2000. Mr. Eckert was nominated by Brit to serve on the Company’s board of Directors under an agreement between the Company and Brit.

ROLF HERTER, 43, has been a director since December 2005. Mr Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter has been a practicing attorney during the past five years, and his practice consists primarily of representation of information technology companies. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Companys Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several companies.

HANS UELI KELLER, 55, has been a director since July 2004. Mr. Keller most recently spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, Head of Retail Banking from 1993 to 1996, and Head of Marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Swisscontent Corp. AG.

RICHARD J. BAUM, 67, has been Executive Vice President—Finance & Administration, Chief Financial Officer and Secretary of Ebix, Inc. since July 21, 1999, having joined us as Senior Controller in June 1999. His prior executive level posts include Chief Financial Officer of General American Equities (1983-1987), Vice President of American Invesco Corp (1979-1983), Chief Financial Officer of Norlin Music, Inc. (1977-1979), and Chief Financial Officer and member of the Board of Midas International Corp. (1972-1977). He is a CPA and holds an MBA from the University of Chicago. Mr. Baum did not seek re-election to the board of directors at the October 20, 2006 annual meeting and left the board as of that date. He retired from the Company effective December 31, 2006.

CARL A. SERGER, 47, became Senior Vice President and Chief Financial Officer of the Company effective January 1, 2007. Most recently, he was President of Finetre Corporation from October 2006 to December 2006, following Finetre’s acquisition by Ebix. Mr. Serger served as Senior Vice President, Chief Financial Officer and Treasurer of Finetre Corporation from 1999 until its acquisition by the Company.

CORPORATE GOVERNANCE

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

CODE OF ETHICS

The Company has adopted a “Code of Ethics” that applies to the Chief Executive Officer, Chief Financial Officer and any other senior financial officers. This Code of Ethics is posted on the Company’s website at www.ebix.com, where it may be found by navagating to “Ebix Inc.’s Code of Ethics.” The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website, at the address and location specified above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2006 all of the Company’s directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis.

Item 11.                 EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Disclosure and Analysis

Objectives and Goals

The objectives of the committee have been to adopt a compensation approach that is basically simple, internally equitable and externally competitive, and that attracts, motivates and retains qualified people capable of contributing to the growth, success and profitability of the Company, thereby contributing to long-term stockholder value.

•   Simplicity.   The committee believes that a compensation package with three major elements of compensation is the simplest approach consistent with the Company’s goals. The Company generally does not utilize special personal perquisites such as private jets, payment of country club dues, Company-furnished motor vehicles, permanent lodging or defrayment of the cost of personal entertainment.

•   Internal Equity.   Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2006, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive level personnel for public companies of similar size.

•   External Competitiveness.   The committee believes it is important to management retention and morale that compensation be competitive with our competitors. As a part of that exercise, the committee hired an outside compensation consultant to review the competitive landscape and to establish transparent criterion for CEO compensation. Based on the consultant’s report and the contributions provided by individual board members, based on their business experiences, the compensation committee established a transparent plan for CEO compensation. The plan was unanimously adopted by the board of directors.

Major Compensation Components

The principal components of compensation for our executive officers are base salary, short-term incentives, generally in the form of cash bonus programs, and long-term incentives, generally in the form of equity-based awards such as stock awards. We believe the Company’s goals are best met by utilizing an approach to compensation with these three distinct elements.

•   Base Salaries.   The Company’s base salaries are intended to be consistent with the committee’s understanding of competitive practices, levels of executive responsibility, qualifications necessary for the particular executive position, and the expertise and experience of the executive officer. Salary adjustments reflect the committee’s belief as to competitive trends, the performance of the individual and, to some extent, the overall financial condition of the Company.

•   Short-Term Incentives.   The short-term incentive for an executive is the opportunity to earn an annual cash bonus. The committee has concluded that bonus payments should be primarily based on the achievement of specific predetermined profit and expense control targets while a smaller portion should be discretionary based on the committee’s evaluation of an executive’s individual performance in specific qualitative areas. We do not disclose specific profit and expense control targets or other specific quantitative or qualitative performance related factors. Such targets and information are intended as a way to allocate risk and reward in the best manner to motivate the Company’s management. Likewise, such targets may be subject to change based on subsequent developments or may be dependent on events or assumptions which are, either in whole or in part, beyond the control of the Company or the named officer. The targets are established in a manner to be challenging for management and create value for the shareholders.

Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (d) other specific performance criteria. Under the incentive plan for the fiscal year ended December 31, 2006, incentive bonuses from $135,000 to $700,000 were paid for the 2006 year to our executive officers who were employed during the entire year.

When determining bonuses for executive officers, we particularly took into account two factors, Ebix’s performance as compared to its industry peers and the increased operating income performance. Potential bonuses, as a percentage of base salary, were higher for our principal executive officer and principal financial officer, reflecting their greater responsibility for and greater ability to influence the achievement of targets.

The following table sets forth for each named executive officer, the bonus percentage potentially attributable to performance targets and the percentage attributable to the committee’s discretion. The committee has the authority to adjust, waive or reset targets.

Short Term Incentive Plan Participant (Name and Position)	Award Percentage Subject to Objective/ Subjective Criteria (%)	Target Incentive Award as a Percentage of Base Salary (%)	Actual Annual Incentive Award ($)	Actual Annual Incentive Award as a Percentage of Target (%)	Actual Incentive Award as a Percentage of Base Salary (%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/—	175.00	700,000	100	175.00
Richard J. Baum, Chief Financial Officer, Executive Vice President and Secretary	100/—	61.36	135,000	100	61.36

•   Long-Term Incentives.   While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders.

—Types of Equity Awards and Criteria for Award Type Selection.   Prior to 2005, we relied heavily on stock options to provide incentive compensation to our executive officers and other key employees and to align their interests with those of our stockholders. Based on changes in U.S. accounting rules and a general trend toward increased use of restricted stock and decreased use of stock options, the committee has increased the number of awards using restricted stock and decreased the number utilizing stock options. For the immediate future, we intend to rely primarily on restricted stock grants to provide long-term incentive compensation to our officers and key employees, without excluding the possibility of continuing to also grant stock options as a form of incentive compensation.

—Criteria for Award Amounts.   In considering whether to grant equity incentives, the committee looks at a variety of factors, with no formal weighting assigned to any single factor or group of factors. The committee evaluates equity incentive awards made by our competitors (both individually and as part of a comparative compensation analysis), other insurance services and technology companies, historical levels of the Company’s equity incentives, the extent to which value under the award is subject to risk, whether the award vehicle has intrinsic value, and the need to motivate and retain persons eligible to participate under the Company’s plans.

—Vesting and Holding Periods for Equity Incentive Compensation.   As a means to encourage long term thinking and encourage continued employment with us, the Company’s equity awards are usually subject to a multi-year vesting period. Historically, our grants of stock options and restricted stock have vested over a three year period and the committee anticipates that future awards will continue to be subject to multi-year vesting, most likely for similar three year periods. Historically, the Company has not imposed minimum equity ownership requirements for equity compensation awarded to its executive officers, nor has it required any continued ownership of the securities issued pursuant to such awards after vesting. The committee is evaluating whether such a policy of minimum stock ownership levels or award retention should be implemented and the potential parameters for any award retention policy. It is anticipated that any such policy would provide for sales in the event of hardship and sales sufficient to generate sufficient income to pay taxes in connection with the award or other awards. The Committee does not anticipate making any determination on whether to implement any such policies or the scope of any such policies before the summer of 2007.

Equity Awards in 2006

In 2006, no stock options and 10,860 shares of restricted stock were granted to the executive officers of the Company.

Other Compensation Components

Company executives are eligible to participate in the Company’s health care, insurance and other welfare and employee benefit programs, which are the same for all eligible employees, including Ebix’s executive officers.

Use of Employment and Severance Agreements

In the past, the committee has determined that competitive considerations merit the use of employment contracts or severance agreements for certain members of senior management. Currently, no member of senior management is employed pursuant to an employment contract. Mr Baum was the only employee of the Company who had an employment or severance agreement. Prior to his retirement effective December 31, 2006, Mr Baum had entered into an Executive Severance Agreement with the Company. Under the terms of the severance agreement, Mr. Baum is entitled to receive six months salary.

Recapture and Forfeiture Policies

Historically the Company has not had formal policies with respect to the adjustment or recapture of performance based awards where the financial measures on which such awards are based or to be based are adjusted for changes in reported results such as, but not limited to, instances where the Company’s financial statements are restated. The committee does not believe that repayment should be required where the Plan participant has acted in good faith and the errors are not attributable to the participant’s gross negligence or willful misconduct. In such later situations, the committee believes the Company has or will have available negotiated or legal remedies. However, the committee may elect to take into account factors such as the timing and amount of any financial restatement or adjustment, the amounts of benefits received, and the clarity of accounting requirements lending to any restatement in fixing of future compensation.

Deductibility of Compensation and Related Tax Considerations

As one of the factors in its review of compensation matters, the committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits.

•   Section 162(m).   Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits to $1 million the amount that a publicly-held corporation is allowed each year to deduct for the compensation paid to each of the corporation’s chief executive officer and the corporation’s four most highly compensated executive officers, other than the chief executive officer. However, “performance-based” compensation is not subject to the $1 million deduction limit. In general, to qualify as performance-based compensation, the following requirements must be satisfied: (i) payments must be computed on the basis of an objective, performance-based compensation standard determined by a committee consisting solely of two or more “outside directors,” (ii) the material terms under which the compensation is to be paid, including the business criteria upon which the performance goals are based, and a limit on the maximum amount which may be paid to any participant pursuant to any award with respect to any performance period, are approved by a majority of the corporation’s stockholders, and (iii) the committee certifies that the applicable performance goals were satisfied before payment of any performance-based compensation is made.

Although the Company’s stock option plans generally have been structured with the goal of complying with the requirements of Section 162(m), and the compensation committee believes stock options awarded thereunder should qualify as “performance-based” compensation exempt from limitations on deductibility under Section 162(m), the deductibility of any compensation was not a condition to any compensation decision. The Company does not expect its ability to deduct executive compensation to be limited by operation of Section 162(m). However, due to interpretations and changes in the tax laws, some types of compensation payments and their deductibility depend on the timing of an executive’s vesting or exercise of previously granted rights and other factors beyond the compensation committee’s control which could affect the deductibility of compensation.

The compensation committee will continue to carefully consider the impact of Section 162(m) when designing compensation programs, and in making compensation decisions affecting the Company’s Section 162(m) covered executives. We fully expect the majority of future stock awards will be excludable from the Section 162(m) $1 million limit on deductibility, since vesting of any such awards will likely be tied to performance-based criteria, or be part of compensation packages which are less than $1 million dollars. Nonetheless, the compensation committee believes that in certain circumstances factors other than tax deductibility are more important in determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Accordingly, it may award compensation in excess of the deductibility limit, with or without requiring a detailed analysis of the estimated tax cost of non-deductible awards to the Company. Given our dynamic and rapidly changing industry and business, as well as the competitive market for outstanding leadership talent, the compensation committee believes it is important to retain the flexibility to design compensation programs consistent with its compensation philosophy for the Company, even if some executive compensation is not fully deductible.

•   Section 280G.   Code Section 280G generally denies a deduction for a significant portion of certain compensatory payments made to corporate officers, certain shareholders and certain highly-compensated employees if the payments are contingent on a change of control of the employer and the aggregate amounts of the payments to the relevant individual exceed a specified relationship to that individual’s average compensation from the employer over the preceding five years. In addition, Code Section 4999 imposes on that individual a 20% excise tax on the same portion of the payments received for which the employer is denied a deduction under Section 280G. In determining whether to approve an obligation to make payments for which Section 280G would deny the Company a deduction or whether to approve an obligation to indemnify (or “gross-up”) an executive against the effects of the Section 4999 excise tax, the committee has adopted an approach similar to that described above with respect to payments which may be subject to the deduction limitations of Section 162(m).

Chief Executive Officer Compensation

The compensation policies described above apply equally to the compensation of the Chief Executive Officer (“CEO”).

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed the above Compensation Disclosure and Analysis with the Company’s Chief Executive Officer and Chief Financial Officer. Based on a review of this Compensation Disclosure and Analysis report and discussion with the compensation committee, the Company’s Chief Executive Officer and Chief Financial Officer have approved the inclusion of the Compensation Disclosure and Analysis report in this Form 10-K.

Hans U. Benz
Hans Ueli Keller

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
			(1)
Robin Raina,	2006	$400,000	—	$84,417	—	$700,000	—	$3,300	$1,187,717
President, Chief Executive Officer and Chairman of the Board
Richard J. Baum,	2006	$220,000	—	$49,500	—	$135,000	—	$3,300	$407,800
Executive Vice President—Chief Financial Officer and Secretary

(1)          On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100 in the case of Mr. Raina and $355 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $100, related to these shares during the year ended December 31, 2006.

Grants of Plan-Based Award

		Estimated Future Payments Under Non Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Full Grant
Name	Grant Date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Date Fair Value

Robin Raina,	2/3/06	—	—	—	—	—	—	8,354	—	—	$165,000
President, Chief Executive Officer and Chairman of the Board
Richard J. Baum,	2/3/06	—	—	—	—	—	—	2,506	—	—	$49,500
Executive Vice President—Chief Financial Officer and Secretary

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	110,000	—	—	$5.35	9-16-2013
	125,000	—	—	$5.60	8-23-2012
	24,063	—	—	$6.50	2-1-2011
	20,938	—	—	$6.50	2-1-2011
	80,000	—	—	$6.50	2-1-2011
	50,000	—	—	$15.76	4-2-2014
	5,000	—	—	$26.24	3-23-2008
	3,750	—	—	$26.24	3-23-2008
	2,500	—	—	$41.20	11-1-2007
	11,250	—	—	$44.50	12-2-2008
	11,250	11,250	—	$53.25	8-4-2009
						14,859	$415,309	—	—
Richard J. Baum, Executive Vice President—Chief Financial Officer and Secretary	6,250	—	—	$53.25	8-4-2009

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	N/A	N/A	3,253	$59,107
Richard J. Baum, Executive Vice President—Chief Financial Officer and Secretary	84,500	$1,440,063	6,888	$178,231

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(1)		(2)
Pavan Bhalla	$19,000	None	$32,284	None	None	None	$51,284
Hans Ueli Keller	$19,000	None	$32,323	None	None	None	$51,323
Hanz U. Benz	$19,000	None	$17,712	None	None	None	$36,712
Neil D. Eckert	$14,000	None	$6,739	None	None	None	$20,739
Rolf Herter	$14,000	None	$17,712	None	None	None	$31,712

(1)       Each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $2,500 in 2006 per committee. Mr. Keller and Benz received $5,000 following the October 20, 2006 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 20, 2006 meeting.

(2)       Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) and thus may include amounts from awards granted prior to 2006. The following lists the grant date fair value of each stock award computed in accordance with FAS 123(R).

	Grant Date	Value
P. Bhalla	June 1, 2004	$7,000
	December 16, 2005	$20,000
	October 10, 2006	$27,000
H. Keller	July 14, 2004	$9,000
	December 16, 2005	$20,000
	October 10, 2006	$27,000
H. Benz	December 16, 2005	$26,000
	October 10, 2006	$27,000
N. Eckert	January 3, 2006	$25,000
	October 10, 2006	$27,000
R. Herter	December 16, 2005	$20,000
	October 10, 2006	$27,000

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2006.

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	6,375
Hans Ueli Keller	6,150
Hanz U. Benz	3,000
Neil D. Eckert	3,000
Rolf Herter	3,000

Discussion of Director Compensation

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

In December 2004, our Board of Directors adopted a new compensation program for our non-employee directors, to commence in 2005. Pursuant to this program, each non-employee director is to receive an annual cash retainer of $14,000. The Chairman of the Audit Committee is to receive an additional annual fee of $5,000 and each other member of the Audit Committee and each member of the Compensation Committee is to receive an additional annual fee of $2,500 per committee. Also, each non-employee director is to receive an initial grant on his election to the Board of an option to purchase 1,500 shares, vesting over three years, and an annual grant thereafter of an option to purchase 1,500 shares, including the options automatically awarded under the 1998 Director Option Plan. These options will be granted immediately following each Annual Meeting of stockholders at an exercise price per share of 100% of the fair market value of a share of common stock on the date of grant. These options will become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant and will have a term of ten years beginning on the date of the grant.

On December 16, 2005, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $2,500 per committee in 2005. Mr. Drislane, Keller and Merin received $2,500 following the December 16, 2005 annual meeting. Mr. Rich received $5,000 following the December 16, 2005 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the December 16, 2005 meeting.

On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $2,500 per committee in 2006. Mr. Keller and Benz received $5,000 following the October 20, 2006 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 20, 2006 meeting.

Item 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Common Stock
Name of Beneficial Owner(1)	Ownership	Percent of Class
Brit Insurance Holdings PLC(2)	930,163	32.7%
Rennes Foundation(3)	347,123	12.2%
Heart Consulting Pty. Ltd.(4)	157,728	5.5%
Robin Raina(5)	462,298	16.2%
Richard J. Baum(6)	13,138	*
Pavan Bhalla(7)	5,625	*
Hans Ueli Keller(8)	5,275	*
Hans U. Benz(9)	1,500	*
Neil D. Eckert(10)	1,375	*
Rolf Herter(11)	1,500	*
All directors and executive officers as a group (7 persons)	490,711	17.2%

  *           Less than 1%.

       (1) The following table sets forth, as of March 16, 2007, the ownership of our Common Stock by each of our directors, by each of our Named Executive Officers (as defined in Item 11), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

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

  (4) The address of Heart is C/- PPF Partners, Level 2, 52 Collins Street, Melbourne, Victoria, Australia 3000.

       (5) Mr. Raina’s ownership includes 18,112 shares of restricted stock as well as options to purchase 443,751 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

       (6) Mr. Baum’s ownership includes 6,888 shares of restricted stock as well as options to purchase 6,250 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date.

       (7) Mr. Bhalla’s ownership includes options to purchase 5,625 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date.

       (8) Mr. Keller’s ownership includes options to purchase 5,275 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date.

       (9) Mr. Benz’s ownership includes options to purchase 1,500 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date.

(10) Mr. Eckert’s ownership includes options to purchase 1,375 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date.

(11) Mr. Herter’s ownership includes options to purchase 1,500 shares of our common stock which are exercisable as of March 16, 2007, or that will become exercisable within 60 days after that date.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2006, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2006 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	574,729	$12.41	381,142
—1996 Stock Incentive Plan	563,179	12.30	364,717
—1998 Non-Employee Directors Plan	11,550	17.90	16,425
Total	574,729	$12.41	381,142

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 16, 2007, Brit Insurance Holdings PLC (“Brit”) held 930,163 shares of Common Stock, representing approximately 33% percent of our outstanding Common Stock. During 2006, approximately $3,117,000 recognized as services revenue from Brit related to call center and development projects. Total accounts receivable from Brit at December 31, 2006 were $1,039,000. We continue to provide services for Brit and to receive payments for such services.

During 2003, we hired Rahul Raina as the Director of Business Process Outsourcing for the Delphi Consulting Division of our company. On August 11, 2003, after becoming an employee of our Company, we granted options to Mr. Raina to purchase 25,000 shares of our Common Stock. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price of $2.85, a discount of $3.85 per share at the time of the grant (“the discounted stock options”).  In September of 2005, the U.S. Treasury Department and Internal Revenue Service Issued proposed regulations under Section 409A of the Internal Revenue Code (“Section 409A”), which provided that stock options that vest after December 31, 2004 may be subject to Section 409A as “deferred compensation” if the exercise price is below the fair market value of the underlying stock on the date of grant.  Unless the discounted stock options were amended, such stock options would not be compliant with Section 409A and would have likely resulted in income recognition prior to exercise (i.e., at the time of vesting), an additional 20% income tax and potential interest charges. Pursuant to Section 4(c), (d) and (e) of the Company’s 1996 Stock Incentive Plan, the Compensation Committee, with the option holder’s consent, amended the option grant to (i) adjust the exercise price on the outstanding discounted options to $6.70, the fair market value of the Common Stock on the original grant date (August 11, 2003), and (ii) cause the option grant to be subject to the terms and conditions of the Company’s 1996 Stock Incentive Plan.  All other terms and conditions of the stock options remained the same as the original grant. The Company recognized compensation expense of approximately $41,000 related to the options during 2006. The Company recognized compensation expense of approximately $24,000 related to the options during 2005 and 2004. Rahul Raina’s annual salary was increased to $120,000 effective January 1, 2005 and received a bonus of $15,000 in 2006. Rahul Raina is the brother of Robin Raina, our Chairman of the Board, President and Chief Executive Officer.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO Seidman LLP (“BDO”) served as Ebix’s registered public accountants for the fiscal years ending December 31, 2006 and 2005.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2006 and 2005 and fees billed for other services rendered during 2006 and 2005 by BDO, our independent registered public accounting firm.

Services Rendered by BDO Seidman, LLP	2006	2005
Audit Fees(1)	$532,000	$270,000
Audit Related Fees(2)	$—	$53,000
Tax Fees(3)	$54,000	$141,000
All Other Fees	$—	$1,000

(1)          Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, and statutory filings but excluding audit-related fees.

(2)          Including benefit plan and assistance with SEC and NASDAQ matters

(3)          Includes the preparation of our federal and foreign income tax return.

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

The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

•       Consolidated Statements of Income for the years ended December 31, 2006, December 31, 2005, and December 31, 2004.

•       Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, December 31, 2005, and December 31, 2004.

•       Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

•       Notes to Consolidated Financial Statements

2.     Financial Statement Schedules.

The following consolidated financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

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

EBIX, INC.
(Registrant)

		By:	/s/ ROBIN RAINA
Robin Raina
Chairman of the Board,
President and Chief Executive Officer
Date:	April 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief	April 10, 2007
(Robin Raina)	Executive Officer (principal executive officer)
/s/ CARL A. SERGER	Senior Vice President and Chief Financial Officer	April 10, 2007
(Carl A. Serger)	(principal financial and accounting officer)
/s/ HANS U. BENZ	Director	April 10, 2007
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	April 10, 2007
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	April 10, 2007
(Neil D. Eckert)
/s/ ROLF HERTER	Director	April 10, 2007
(Rolf Herter)
/s/ HANS UELI KELLER	Director	April 10, 2007
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

2.5

Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Respresentative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to tge Compay’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.6

Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhinit 2.1 to the Company’s Current Reort on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

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

10.22

Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.(incorporated by reference to Exhibit 2.2 on Form 10-Q for the quarter ended Septemebr 30, 2006 and incorporated herein by reference).

10.23

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

10.24

Form of Restricted Stock Agreement under the Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference). +

10.25

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

Schedule II

Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2006, December 31, 2005 and December 31, 2004

Allowance for doubtful accounts receivable

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Beginning balance	$11,272	$12,535	$356,235
Provision for doubtful accounts	25,118	9,418	108,409
Write-off of accounts receivable against allowance	(296)	(10,681)	(452,109)
Ending balance	$36,094	$11,272	$12,535

Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Beginning balance	$(8,921)	$(9,965)	$(22,769)
(Increase) decrease	(2,146)	1,044	12,804
Ending balance	$(11,067)	$(8,921)	$(9,965)

The increase in valuation allowance during 2006 is the result of the tax benefit of net operating losses received as part of the acquisition of Finetre.