Form 10-Q
period 2007-03-31
EBIX INC
filed 2007-05-21
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant’s telephone number, including area code: 678-281-2020

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

As of May 15, 2007, the number of shares of Common Stock outstanding was 2,848,288.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,521	$5,013
Accounts receivable, less allowance of $36 and $36, respectively	8,691	7,973
Other current assets	761	913
Total current assets	15,973	13,899
Property and equipment, net	2,162	2,183
Goodwill	23,218	23,118
Intangible assets, net	7,414	7,867
Other assets	285	285
Total assets	$49,052	$47,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$10,000	$10,000
Accounts payable and accrued expenses	1,822	1,854
Accrued payroll and related benefits	1,053	1,549
Current portion of long term debt	1,015	1,006
Current portion of capital lease obligations	3	3
Current deferred rent	44	44
Deferred revenue	5,999	5,552
Total current liabilities	19,936	20,008
Long term debt, less current portion	448	934
Long term capital lease obligation, less current portion	9	9
Long term deferred rent	235	235

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 2,857,178 issued and 2,848,288 outstanding at March 31, 2007 and December 31, 2006	286	286
Additional paid-in capital	95,003	94,914
Treasury stock 8,890 shares repurchased as of March 31, 2007 and December 31, 2006	(149)	(149)
Accumulated deficit	(67,762)	(69,724)
Accumulated other comprehensive income	1,046	839
Total stockholders’ equity	28,424	26,166
Total liabilities and stockholders’ equity	$49,052	$47,352

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue:
Services and other (Including revenues from related parties of $578 and $713, respectively- See Note 6.)	$8,702	$5,153
Software	316	497
Total revenue	9,018	5,650
Operating expenses:
Services and other costs	1,566	1,331
Product development	1,850	869
Sales and marketing	952	590
General and administrative	1,787	1,364
Amortization and depreciation	625	314
Total operating expenses	6,780	4,468
Operating income	2,238	1,182
Interest income	71	79
Interest expense	(228)	(32)
Foreign exchange gain	5	42
Income before income taxes	2,086	1,271
Income tax expense	(124)	(136)
Net income	$1,962	$1,135

Basic earnings per common share	$0.69	$0.41

Diluted earnings per common share	$0.61	$0.36

Basic weighted average shares outstanding	2,848	2,748

Diluted weighted average shares outstanding	3,216	3,137

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,962	$1,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627	314
Stock-based compensation	62	21
Restricted stock compensation	22	68
Provision for doubtful accounts	—	7
Changes in assets and liabilities:
Accounts receivable	(718)	(390)
Other assets	152	(44)
Accounts payable and accrued expenses	(32)	(444)
Accrued payroll and related benefits	(496)	(773)
Deferred revenue	447	223
Net cash provided by operating activities	2,026	117
Cash flows from investing activities:
Investment in Finetre	(15)	—
Capital expenditures	(148)	(17)
Net cash used in investing activities	(163)	(17)
Cash flows from financing activities:
Proceeds from the exercise of the stock options	—	31
Principal payments under debt obligations	(477)	(499)
Net cash used in financing activities	(477)	(468)
Effect of foreign exchange rates on cash	122	(119)
Net change in cash and cash equivalents	1,508	(487)
Cash and cash equivalents at the beginning of the period	5,013	6,733
Cash and cash equivalents at the end of the period	$6,521	$6,246

Supplemental disclosures of cash flow information:
Interest paid	$172	$—
Income taxes paid	$242	$40

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except for share and per share data)
(UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — These condensed consolidated financial statements include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix or “the Company”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Summary of significant accounting policies—

Revenue Recognition— We derive our revenue primarily from two sources: (1) software revenue, which includes software licenses and (2) professional and support services, which includes software development projects, subscription and transaction fees related to services delivered on an ASP basis, fees for hosting software, fees for software license maintenance, initial registration, and business process outsourcing revenue. Also included in professional and support services are fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems and those in the process of installing systems. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any higher level literature (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of “higher level literature”.

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

Revenues related to ASP services and hosting arrangements, including monthly fees as well as any initial registration or setup fees and related custom programming, are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Transaction fees are recognized as revenue as the transactions occur. Transaction fees are generally billed in arrears each month and the revenue is recognized when the transactions are processed. Revenue is only recognized when collectiblity is probable.

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

New accounting pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination.  Measurement (Step 2) is only addressed if Step 1 has been satisfied.  Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement.  As used in FIN 48, the term “more likely than not” is means that the likelihood of an occurrence is greater than 50%.  The Company adopted FIN 48 as of January 1, 2007 as required.  There was no cumulative adjustment to beginning retained earnings related to the implementation of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the implementation of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

Employee Stock Options— At March 31, 2007, the Company has two stock-based employee compensation plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first quarter of 2007 or 2006; however, options were granted to Directors during the first quarter of 2006. Stock compensation expense of $62 and $16 was recognized during the quarter ended March 31, 2007 and March 31, 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Note 2. STOCK OPTIONS

There were no stock options granted during the first quarter of 2007.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to Rahul Raina, the brother of the Chief Executive Officer, in connection with his joining the Company. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. In December 2006 these options were amended and the exercise price was increased from $2.85 per share to $6.70 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. This option grant was valued using SFAS 123(R), and the Company recognized compensation expense of approximately $10 and $6 related to these options during the quarters ended March 31, 2007 and 2006, respectively.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of 57,000 shares of the Company’s common stock, of which options to purchase 3,875 shares were outstanding at March 31, 2007. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These options were granted prior to 2002, to persons who were not directors, officers or employees. These non-employee options were valued pursuant to SFAS 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain target. At March 31, 2007, 2,812 of the shares subject to these non-employee options were vested.  There was no compensation expense related to these options during the quarters ended March 31, 2007 and 2006.

Note 3. STOCK BASED COMPENSATION

 A summary of stock option activity within the Company’s stock-based compensation plans for the quarter ended March 31, 2007 is as follows:

					Weighted
					Average
				Weighted	Remaining
	Within Plans			Average	Contractual	Aggregate
	Nonstatutory	Incentive	Outside	Exercise	Term	Intrinsic
	Options	Options	Plan	Price	(Years)	Value
Outstanding at December 31, 2006	523,073	47,781	3,875	$12.41	5.38	$8,929
Granted	—	—	—	$—
Exercised	—	—	—	$—
Canceled	(26)	—	—	$53.25
Outstanding at March 31, 2007	523,047	47,781	3,875	$12.41	5.14	$9,526

Exercisable at March 31, 2007	509,141	33,770	2,812	$11.19	5.14	$9,792

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

The Company had 15,144 of stock options that were not vested at March 31, 2007 that were expensed in 1999. Additionally, the Company has 3,125 of unvested stock options that had been issued to Rahul Raina. At March 31, 2007, there was $127 of unrecognized compensation cost related to total nonvested stock options. This cost will be recognized over the two years ending December 31, 2008.

During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company’s stock price equals $72.00, $96.00, $120.00 and $160.00 per share. Since 2000, no incentive options were granted. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company’s stock on the date of grant. There was no compensation expense related to these options for the quarters ended March 31, 2007 and 2006.

The Company also grants restricted stock to certain employees.  On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s then Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by each for 2005 (such aggregate compensation being $1,100 in the case of Mr. Raina and $330 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $8 for each of the quarters ended March 31, 2007 and 2006.

On June 1, 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 9,758 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 4,382 shares of restricted stock to Richard J. Baum, the Company’s then Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2004 incentive compensation program (the “2004 Program”) approved by the Company’s Board of Directors on December 4, 2004 (as described in a Form 8-K filed by the Company on December 9, 2004) and were subject to a determination by the Compensation Committee and the Board, after the Company’s release of its 2004 operating results, that such operating results were substantially consistent with the operating results of the Company for the first nine months of 2004, as they compared to those for the same period of the prior year (excluding executive incentive compensation). The Compensation Committee and the Board made such determination in April 2005, at which time the grants of the restricted stock (along with 2004 cash bonus compensation) were approved, subject to the Compensation Committee’s approval of certain terms of the restricted stock awards and of the forms of restricted stock agreements to represent such awards.

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by each for 2004 (such aggregate compensation being $1,013 in the case of Mr. Raina and $455 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $14 and $59 related to these shares during the quarters ended March 31, 2007 and 2006, respectively.

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

During May 2007, the compensation committee of the Board of Directors of the Company gave final approval to award 8,501 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President.  The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors.  In accordance with the 2006 Program, the number of shares of restricted stock issued to Mr. Raina represents approximately 23% of the aggregate of the total salary and cash bonus compensation earned for 2006, divided by the market price of the Company’s stock on May 9, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant.

Note 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2007 and 2006 was 2,848,288 and 2,747,880, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended March 31, 2007 and 2006, the Company’s common stock equivalents consisted of restricted stock and stock options. For the three months ended March 31, 2007 and 2006, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 367,434 and 388,939, respectively. At March 31, 2007 and 2006, the fully diluted weighted average number of shares outstanding was 3,215,722 and 3,136,819, respectively. At March 31, 2007, there were 207,269 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At March 31, 2006, there were 295,496 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5. COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2006

Net income	$1,962	$1,135
Other comprehensive income (loss)— foreign currency translation adjustment	207	(215)
Comprehensive income	$2,169	$920

Note 6. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”), for $7,000. The total shares held by Brit at March 31, 2007 was 930,163 representing an equity ownership of approximately 33%.

The Company has entered into various software and service agreements with Brit and its affiliates. During the three months ended March 31, 2007 and 2006 approximately $578 (6%) and $713 (13%), respectively, was recognized as revenue from Brit and its affiliates.  Total accounts receivable from Brit and its affiliates at March 31, 2007 and December 31, 2006 were $1,272 (15%) and $1,039 (13%), respectively.

Note 7. ACQUISITIONS

Finetre Acquisition

Effective October 1, 2006, the Company acquired Finetre Corporation (“Finetre”) through a merger. Ebix paid Finetre shareholders $13,000 for substantially all Finetre stock, and Finetre shareholders retain the right to earn up to $3,000 in additional payments over two years if certain revenue and operating income targets of the Finetre services are met. Finetre operates as an ASP technology firm focusing on transaction processing and compliance automation in the financial services industry

The Company incurred approximately $380 of direct expenses related to closing the Finetre acquisition. The Company funded the acquisition using available cash on hand of $2,000 as well as its $11,000 line of credit.

The acquisition of Finetre was consistent with the Company’s overall focus on providing software solutions to insurance carriers, agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing sales opportunities for the Company’s other existing services.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities acquired. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,244
Property and equipment	580
Intangible assets	3,391
Goodwill	9,726
Total assets acquired	15,941
Current liabilities	2,561
Total liabilities assumed	2,561
Net assets acquired	$13,380

Of the $3,391 of intangible assets acquired, $2,346 was assigned to customer relationships with a remaining useful life of nine years, $896 was assigned to developed technology with a remaining useful life of 5 years, $140 was assigned to backlog with a remaining estimated useful life of fourteen months and $9 assigned to IPR&D which was expensed immediately. The Company recorded $139 of amortization expense related to these intangible assets for the quarter ended March 31, 2007.

There was no amortization expense related to these intangibles for the quarter ended March 31, 2006 as the acquisition was consummated in October 2006.

Infinity Systems Acquisition

Effective May 1, 2006, The Company acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). Ebix acquired these assets for an upfront payment of $2,900 in cash and a potential future payment not exceeding $4,500 in cash if Infinity services meet certain future revenue targets. The Company capitalized approximately $149 of transaction costs in conjunction with the Infinity acquisition.

The acquisition of Infinity was consistent with the Company’s overall focus on providing software solutions to insurance carriers, agents and brokers. This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company’s other existing services.

Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Infinity. The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition.

Property and equipment	$93
Intangible assets	2,399
Goodwill	702
Total assets acquired	3,194
Deferred revenue	91
Deferred rent	54
Total liabilities assumed	145
Net assets acquired	$3,049

Of the $2,399 of intangible assets acquired, $656 was assigned to customer relationships with a remaining useful life of ten years, $1,525 was assigned to developed technology with a remaining useful life of 5 years and $218 was assigned to trade name with a remaining estimated useful life of ten years. The Company recorded $98 of amortization expense related to these intangible assets for the quarter ended March 31, 2007. There was no amortization expense related to these intangibles for the

Note 8 -LINE OF CREDIT AND OTHER COMMITMENTS

Bank Line of Credit:

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. The line provides for a variable interest rate and is secured by a first security interest in substantially all of the Company’s assets. In August 2006, the Company entered into an amendment to the credit agreement, which increased the line to $12,000 at a variable interest rate of LIBOR +1.5% (effective interest rate of 6.82% at March 31, 2007). The line of credit contains certain financial covenants related to profitability, current assets and debt coverage. On October 2, 2006, $11,000 was borrowed on the line and on December 29, 2006, $1,000 was paid on the line. Total borrowings on this line were $10,000 as of March 31, 2007. The line of credit agreement matures on August 31, 2007.

Letters of Credit:

Under terms of the agreement with Heart Consulting Services Pty. Ltd. (“Heart”), which was acquired in 2004, $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition (present value computed as $1,293). The three letters of credit expire on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. In July, 2005 and 2006, the Company made installment payments of $508 and $496, respectively.

Under terms of the lease agreement for office space in Herndon, Virginia, the Company is required to maintain a stand-by letter credit in the amount of $225. The amount of the letter of credit was automatically reduced to $150 on March 7, 2007. The requirement for this letter of credit expires in November 2007.

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2007, the maximum aggregate liability calculated was $933 for the annual contract period, which ends in September 2007.

Note 9—DEBT MATURITIES

	Year Ended December 31,
	2007	2008	2009	Total
EbixLife	$—	$500	$500	$1,000
Heart	$498	$—	$—	$498
	$498	$500	$500	$1,498

The EbixLife debt is a result of the EbixLife acquisition on in 2004 and represents a $2,500 non-interest bearing note payable. The note is payable in annual installments of $500 over five years. The Company has imputed interest on this debt of 4%, and has made installment payments in February 2005, 2006 and 2007.

The Heart debt is a result of the Heart acquisition in 2004 and represents $1,399 payable under stand-by letters of credit issued by the Company’s lender under the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing. The Company has imputed interest on this debt at 4%, and has made installment payments in July 2005 and 2006.

Note 10 — PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the quarters ended March 31, 2007 and 2006 presents the consolidated operations of the Company as if the Finetre and Infinity acquisitions had been made on January 1, 2006, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Revenue	$9,018	$8,266
Net income	$1,962	$669
Basic earnings per share	$0.69	$0.24
Diluted earnings per share	$0.61	$0.21

Note 11 — STOCK REPURCHASE

On June 2, 2006, the Board of Directors announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to purchase up to $1 million in shares but does not have to repurchase this entire amount.

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

Note 12 — INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of retained earnings.

The Company records interest and penalties related to income tax uncertainties in income tax expense and income taxes payable.  As of the date of adoption, the total amount of accrued interest and penalties was immaterial.

Generally, the federal statute of limitations requirements allow for tax return examinations for a period of three years subsequent to the filing date of the return. Certain state and foreign jurisdictions have longer periods.  Accordingly, for the Company, the statute of limitations is closed for all returns filed for calendar 2002 and prior.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

The Company’s product and service strategy focuses on the following four areas: (1) worldwide sale, customization, development, implementation and support of its insurance carrier system products, Infinity Systems and Business Reinsurance and Insurance Company System (“BRICS”); (2) worldwide sales and support of broker/agency management systems including EbixASP, eGlobal; and Winbeat; (3) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products worldwide namely, EbixExchange, WinFlex, VitalSuite, AnnuityNet and LifeSpeed; and (4) Business Process Outsourcing (BPO) services, which include call center and back office operations.

Critical Accounting Policies

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable and accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Three-Month Period Ended March 31, 2007 Compared to the Three-Month Period Ended March 31, 2006

Total Revenue - The Company’s revenue is primarily derived from professional and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, Services include fees for software license maintenance, Application Service Provider (ASP) services, hosting and other miscellaneous revenues. Software revenue is derived from the licensing of proprietary and third party software (“Software”). Total revenue is comprised of Software revenue and Services revenue. Total revenue for the quarter ended March 31, 2007 increased $3,368,000, or 60%, to $9,018,000 from $5,650,000 for the comparable quarter of the prior year.

Services Revenue — Total services revenue for the first quarter of 2007 increased $3,549,000, or 69%, from $5,153,000 for the comparable quarter of the prior year. This increase was primarily due to the acquisitions of Finetre and Infinity, which accounted for $2,107,000 and $1,025,000, respectively.  Additionally we experienced continued growth in our EbixLife suite of products of $242,000, an increase in international service revenue of $213,000 and an increase in consulting revenue of $89,000.  These increases were partially offset by a decrease in support revenue associated with legacy products of $114,000.

During the first quarter of 2007 and 2006, approximately $578,000 and $713,000, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 6% and 13%, of the Company’s total revenues for the first quarters of 2007 and 2006, respectively. Brit owned approximately 33% of the Company’s common stock as of March 31, 2007. Brit nor its affiliates have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Software Revenue - Total software revenue for the first quarter of 2007 decreased $181,000, or 36%, to $316,000 from $497,000 for the comparable quarter of the prior year. This decrease was due to a decrease in both international and domestic software sales and reflects management’s emphasis on increasing recurring services revenue.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the quarter increased $235,000, or 18%, from $1,331,000 for the comparable quarter of the prior year. This increase was due primarily to an increase in payroll expenses of $173,000 and facility costs of $49,000 primarily related to the acquisitions of Finetre and Infinity.

Product Development Expenses - Total product development expenses for the first quarter of 2007 increased $981,000, or 113%, from $869,000 for the comparable quarter of the prior year. This increase was due to an increase in domestic payroll expenses of $726,000 and facility costs of $209,000 primarily due to the acquisitions of Finetre and Infinity.

Sales and Marketing Expenses - Total sales and marketing expenses for the first quarter of 2007 increased $362,000, or 61%, from $590,000 for the comparable quarter of the prior year. This increase was attributable to an increase in payroll expenses of $266,000,  an increase in travel and entertainment expenses of $55,000 and an increase in facility costs of $46,000 primarily due to the acquisitions of Finetre and Infinity.  These increases were partially offset by decreases in domestic advertising expenses of $24,000 and international advertising expenses of $19,000.

General and Administrative Expenses - Total general and administrative expenses for the quarter increased $423,000, or 31%, from $1,364,000 for the comparable quarter of the prior year. This increase was due to an increase in payroll and benefits of $320,000 ($109,000 and $10,000 related to the acquisitions of Finetre and Infinity, respectively and $201,000 related to other domestic payroll expenses), an increase in international general and administrative expenses of $30,000 and an increase in audit and legal expenses of $139,000.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the quarter increased $311,000, or 99%, from $314,000 for the comparable quarter of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisitions of Finetre and Infinity.

Income tax expense— The effective tax rate for the first quarter of 2007 was lower than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,521,000 at March 31, 2007, compared to cash and cash equivalents of $5,013,000 at December 31, 2006.

During the three months ended March 31, 2007, the Company generated operating cash flow of $2,026,000 as compared to $117,000 of operating cash flow for the three months ended March 31, 2006. The cash flow from operations in the three months ended March 31, 2007 is principally due to a growth in net income and a decrease in accrued payroll and related benefits of $496,000 partially offset by an increase in net accounts receivable of $718,000, an increase in deferred revenue of

$447,000. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $163,000 in the three months ended March 31, 2007 represented expenditures made primarily related to the Company’s capital expenditures in India and the U.S. Cash used in financing activities of $477,000 resulted from the Company’s payment of a long-term debt obligation.

In the three months ended March 31, 2007, 6% of the Company’s total revenues was from Brit and its affiliates. Brit does not have long-term agreement with the Company that provides certainty that such revenues and related cash flows will be recurring.

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. During 2006, the line of credit was increased from $5,000,000 to $12,000,000. The line provides for a variable interest rate equal to LIBOR + 1.50% and is secured by a first security interest in substantially all of the Company’s assets. In connection with the Finetre acquisition, the Company borrowed $11,000,000 on the line of credit, of which $1,000,000 has been repaid. At March 31, 2007, the balance of the line of credit was $10,000,000 and the interest rate was 6.82%. The line of credit matures on August 31, 2007.  The line of credit contains certain financial covenants related to profitability, current assets and debt coverage.

In connection with the Company’s acquisition of Finetre, Ebix paid Finetre shareholders $13,000,000 for substantially all Finetre stock, and Finetre shareholders retain the right to earn up to $3,000,000 in additional payments over two years if certain revenue and operating income targets earned from Finetre services are met. The Company funded the acquisition using available cash on hand of $2,000,000 and $11,000,000 from the Company’s line of credit.

Effective May 1, 2006, the Company acquired substantially all of the operating assets of Infinity. The operations of Infinity have been included in the Company’s financial statements since that date. The Company acquired these assets for an upfront payment of $2,900,000 in cash and a potential future payment not exceeding $4,500,000 in cash if Infinity related services meet certain future revenue targets. The Company funded the acquisition using available cash on hand.

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

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Short- and Long-Term Debt Obligations(1)	$12,151	$11,651	$500	$—	$—
Operating Leases Obligations	3,513	1,236	1,356	605	316
Capital Leases Obligations	12	4	7	1	—
Total	$15,676	$12,891	$1,863	$606	$316

(1)             Includes interest at an imputed interest rate of 4% for Heart and LifeLink and at an interest rate of 6.85% for the line of credit.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, New Zealand, Singapore, Canada and India, and conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. For the three months ended March 31, 2007 and 2006 the net change in cumulative foreign currency translation adjustment was an unrealized gain of $5,000 and $42,000, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before income taxes of approximately $97,000 and $227,000 for the quarters ended March 31, 2007 and 2006, respectively.

There has been no material changes in the Company’s interest rate risk during the three months ended March 31, 2007. For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4T.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal quarter ended March 31, 2007, the Company’s controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the SEC within the required time periods.

Part II — OTHER INFORMATION

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 — This Quarterly Report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market and management’s plans and objectives. The Company has tried to identify such forward looking statements by use of words such as “expects,” “intends,” “anticipates,” “plans,”  “believes, “will,” “should,” and similar expressions, but these words are not the exclusive means of identifying such statements. The forward looking statements included in this Quarterly Report are subject to various risks, uncertainties and other factors which could cause actual results to vary materially from those expressed in, or implied by, the forward looking statements. Such risks, uncertainties and other factors include those discussed in “Risk Factors” below and included in the Company’s Form 10-K for the year ended December 31, 2006. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect changed circumstances or future events or developments or for any other reason.

Item 1A.                 RISK FACTORS

There has been no material changes in the Company’s risk factors during the three months ended March 31, 2007. For additional information on risk factors, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.          EXHIBITS

The exhibits filed herewith or incorporated by reference herein are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: May 21, 2007	By	/s/ Carl A. Serger
Carl A. Serger
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Certificates of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002