Form 10-Q
period 2007-06-30
EBIX INC
filed 2007-08-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15946

Ebix, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0021975
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5 CONCOURSE PARKWAY, SUITE 3200
ATLANTA, GEORGIA	30328
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2007, the number of shares of Common Stock outstanding was 3,269,855.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,640	$5,013
Accounts receivable, less allowance of $58 and $36, respectively	9,704	7,973
Other current assets	1,035	913
Total current assets	22,379	13,899
Property and equipment, net	2,169	2,183
Goodwill	23,664	23,118
Intangible assets, net	6,982	7,867
Other assets	410	285
Total assets	$55,604	$47,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$0	$10,000
Accounts payable and accrued expenses	1,476	1,854
Accrued payroll and related benefits	950	1,549
Current portion of long term debt	1,061	1,006
Current portion of capital lease obligations	3	3
Current deferred rent	44	44
Deposits	98	—
Deferred revenue	6,318	5,552
Total current liabilities	9,950	20,008
Long term debt, less current portion	456	934
Long term capital lease obligation, less current portion	7	9
Long term deferred rent	230	235
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 3,260,964 issued and 2,848,288 outstanding at June 30, 2007 and December 31, 2006	323	286
Additional paid-in capital	108,365	94,914
Treasury stock 8,890 shares repurchased as of June 30, 2007 and December 31, 2006	(149)	(149)
Accumulated deficit	(65,249)	(69,724)
Accumulated other comprehensive income	1,671	839
Total stockholders’ equity	44,961	26,166
Total liabilities and stockholders’ equity	$55,604	$47,352

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Services and other (Including revenues from related parties of $406, $702, $984 and $1,415, respectively- See Note 6.)	$9,489	$6,601	$18,191	$11,754
Software	327	428	643	925
Total revenue	9,816	7,029	18,834	12,679
Operating expenses:
Services and other costs	1,718	1,359	3,284	2,690
Product development	2,198	1,099	4,048	1,968
Sales and marketing	1,078	650	2,030	1,240
General and administrative	1,899	1,997	3,686	3,361
Amortization and depreciation	625	417	1,250	731
Total operating expenses	7,518	5,522	14,298	9,990
Operating income	2,298	1,507	4,536	2,689
Interest income	136	59	207	138
Interest expense	(142)	(55)	(370)	(87)
Foreign exchange gain	122	46	127	88
Income before income taxes	2,414	1,557	4,500	2,828
Income tax (expense) benefit	99	(59)	(25)	(195)
Net income	$2,513	$1,498	$4,475	$2,633

Basic earnings per common share	$0.85	$0.54	$1.54	$0.96

Diluted earnings per common share	$0.75	$0.48	$1.36	$0.84

Basic weighted average shares outstanding	2,973	2,759	2,911	2,754

Diluted weighted average shares outstanding	3,366	3,136	3,291	3,136

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$4,475	$2,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,250	731
Stock-based compensation	114	43
Restricted stock compensation	58	90
Provision for doubtful accounts	30	8
Changes in assets and liabilities:
Accounts receivable	(1,761)	(1,577)
Other assets	(247)	(3)
Accounts payable and accrued expenses	(378)	(126)
Accrued payroll and related benefits	(599)	(270)
Deferred revenue	766	35
Customer Deposits	98	—
Net cash provided by operating activities	3,806	1,564
Cash flows from investing activities:
Investment in Infinity		(3,001)
Investment in Finetre	(15)	—
Deferred Rent	(5)	233
Capital expenditures	(315)	(326)
Net cash used in investing activities	(335)	(3,094)
Cash flows from financing activities:
Payments on line of credit	(10,000)
Proceeds from the issuance of common stock, net issuance costs	13,275
Payments of long term debt	—
Increase current portion of long term debt	55
Proceeds from the exercise of the stock options	37	123
Repurchase of common stock	—	(20)
Capital leases	(2)	14
Principal payments under debt obligations	(478)	(500)
Net cash (used) provided in financing activities	2,887	(383)
Effect of foreign exchange rates on cash	269	(388)
Net change in cash and cash equivalents	6,627	(2,301)
Cash and cash equivalents at the beginning of the period	5,013	6,733
Cash and cash equivalents at the end of the period	$11,640	$4,432

Supplemental disclosures of cash flow information:
Interest paid	$320	$—
Income taxes paid	$431	$228

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

Employee Stock Options— At June 30, 2007, the Company has two stock-based employee compensation plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first or second quarter of 2007 or 2006;

however, options were granted to Directors during the first quarter of 2006. Stock compensation expense of $42 and $16 was recognized during the quarter ended June 30, 2007 and 2006 and $93 and $32 was recognized during the six-months ended June 30, 2007 and 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Note 2. STOCK OPTIONS

There were no stock options granted during the first or second quarter of 2007.

On August 11, 2003, the Company granted 25,000 options to purchase the Company’s common stock to Rahul Raina, the brother of the Chief Executive Officer, in connection with his joining the Company. The options vest over four years from the date of grant, expire ten years from the date of grant, and were issued with an exercise price below the fair market value of the stock on the date of grant. In December 2006 these options were amended and the exercise price was increased from $2.85 per share to $6.70 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. This option grant was valued using SFAS 123(R), and the Company recognized compensation expense of approximately $10 and $6 related to these options during the three months ended June 30, 2007 and 2006 and $21 and $12 related to these options during the six-month periods ended June 30, 2007 and 2006, respectively.

The Company has granted nonstatutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of  57,000 shares of the Company’s common stock, of which options to purchase 3,750 shares were outstanding at June 30, 2007. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These options were granted prior to 2002, to persons who were not directors, officers or employees. These non-employee options were valued pursuant to SFAS 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain target. At June 30, 2007, 2,812 of the shares subject to these non-employee options were vested.

Note 3. STOCK BASED COMPENSATION

 A summary of stock option activity within the Company’s stock-based compensation plans for the quarter ended June 30, 2007 is as follows:

					Weighted
					Average
				Weighted	Remaining
	Within Plans			Average	Contractual	Aggregate
	Nonstatutory	Incentive	Outside	Exercise	Term	Intrinsic
	Options	Options	Plan	Price	(Years)	Value
Outstanding at December 31, 2006	523,073	47,781	3,875	$12.41	5.38	$8,929
Granted	—	—	—	$—	—	—
Exercised	—	—	—	$—	—	—
Canceled	(26)	—	—	$53.25	—	—
Outstanding at March 31, 2007	523,047	47,781	3,875	$12.41	5.14	$9,526

Moved to within Plan	125		(125)
Granted	—	—	—	$—	—	—
Exercised	(4,176)	—	—	$8.25	—	—
Canceled	(38)	—	—	$42.50	—	—
Outstanding at June 30, 2007	518,958	47,781	3,750	$12.44	4.89	$15,835

Exercisable at June 30, 2007	513,331	33,770	2,812	$11.24	4.89	$15,923

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

The Company had 15,144 of stock options that were not vested at June 30, 2007 that were expensed in 1999. Additionally, the Company has 1,562 of unvested stock options that had been issued to Rahul Raina. At June 30, 2007, there was $75 of unrecognized compensation cost related to total nonvested stock options. This cost will be recognized over the two years ending December 31, 2008.

During 2000, the Company granted incentive stock options to purchase a total of 1,250 shares for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. During 1999, the Company granted incentive stock options to purchase a total of 58,250 shares, for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company’s stock price equals $72.00, $96.00, $120.00 and $160.00 per share. Since 2000, no incentive options were granted. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company’s stock on the date of grant. There was no compensation expense related to these options for the quarters or six-month periods ended June 30, 2007 and 2006.

During May 2007, the compensation committee of the Board of Directors of the Company gave final approval to award 8,501 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President.  The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors.  In accordance with the 2006 Program, the number of shares of restricted stock issued to Mr. Raina represents approximately 23% of the aggregate of the total salary and cash bonus compensation earned for 2006, divided by the market price of the Company’s stock on May 9, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $14  related to these shares during the quarter and six-month period ended June 30, 2007.

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s then Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by each for 2005 (such aggregate compensation being $1,100 in the case of Mr. Raina and $330 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $14 for each of the quarters and $28 and $73 for the six-month periods ended June 30, 2007 and 2006, respectively.

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

On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by each for 2004 (such aggregate compensation being $1,013 in the case of Mr. Raina and $455 in the case of Mr. Baum), divided by the market price of the Company’s stock on April 11, 2005, the date the Board approved the restricted stock grants The Company recognized compensation expense of approximately $8 for each of the quarters and $16 for the six-month periods ended June 30, 2007 and 2006.

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

Note 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2007 was 2,972,874 and 2, 910,925, respectively. The weighted average number of shares outstanding for the three and six months ended June 30, 2006 was 2,759,085 and 2,753,513, respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. Diluted EPS recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the sum of the weighted average number of shares outstanding and common stock equivalents. For the three and six months ended June 30, 2007 and 2006, the Company’s common stock equivalents consisted of restricted stock and stock options. For the three and six months ended June 30, 2007, the effect of this calculation resulted in an increase in the weighted average number of shares outstanding of 393,054 and 380,244, respectively. At June 30, 2007, the fully diluted weighted average number of shares outstanding was 3,365,928 and 3,291,169, respectively. At June 30, 2006, the fully diluted weighted average number of shares outstanding was 3,135,775 and 3,136,328, respectively. At June 30, 2007, there were 203,055 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At June 30, 2006, there were 291,145 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive.

Note 5. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$2,513	$1,498	$4,475	$2,633
Other comprehensive income (loss)— foreign currency translation adjustment	625	(128)	832	(343)
Comprehensive income	$3,138	$1,370	$5,307	$2,290

Note 6. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

In 2001, the Company issued 868,000 shares of its common stock to Brit Insurance Holdings PLC (“Brit”), for $7,000. The total shares held by Brit at June 30, 2007 were 930,163 representing an equity ownership of approximately 29%.

The Company has entered into various software and service agreements with Brit and its affiliates. During the three and six months ended June 30, 2007 approximately $406 (4%) and $984 (5%), respectively, was recognized as revenue from Brit and its affiliates. During the three and six months ended June 30, 2006 approximately $702 (10%) and $1,415 (11%), respectively, was recognized as revenue from Brit and its affiliates  Total accounts receivable from Brit and its affiliates at June 30, 2007 and December 31, 2006 were $702 (8%) and $1,039 (13%), respectively.

During the three and six months ended June 30, 2006, approximately $712 (10%) and $1,208 (9%), respectively, was recognized as revenue from AON. Total accounts receivable from AON at June 30, 2006 was $462.

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

Of the $3,391 of intangible assets acquired, $2,346 was assigned to customer relationships with a remaining useful life of nine years, $896 was assigned to developed technology with a remaining useful life of 5 years, $140 was assigned to backlog with a remaining estimated useful life of fourteen months and $9 assigned to IPR&D which was expensed immediately. The Company recorded $139 and $278 of amortization expense related to these intangible assets for the three and six months ended June 30, 2007, respectively.  There was no amortization expense related to these intangibles for the three and six months ended June 30, 2006 as the acquisition was consummated in October 2006.

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

Of the $2,399 of intangible assets acquired, $656 was assigned to customer relationships with a remaining useful life of ten years, $1,525 was assigned to developed technology with a remaining useful life of 5 years and $218 was assigned to trade name with a remaining estimated useful life of ten years.  The Company recorded $98 and $196 of amortization expense related to these intangible assets for the three and six months ended June 30, 2007, respectively and $65 of amortization expense related to these intangibles for both the three and six months ended June 30, 2006.

Note 8 -LINE OF CREDIT AND OTHER COMMITMENTS

Bank Line of Credit:

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. The line provides for a variable interest rate and is secured by a first security interest in substantially all of the Company’s assets. In August 2006, the Company entered into an amendment to the credit agreement, which increased the line to $12,000 at a variable interest rate of LIBOR +1.5% (effective interest rate of 6.82% at June 30, 2007). The line of credit contains certain financial covenants related to profitability, current assets and debt coverage. On October 2, 2006, $11,000 was borrowed on the line and on December 29, 2006, $1,000 was paid on the line. Total borrowings on this line were $0 as of June 30, 2007. The line of credit agreement matures on August 31, 2007.

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

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2007, the maximum aggregate liability calculated was $933 for the annual contract period, which ends in September 2007.

Note 9—DEBT MATURITIES

	Year Ended December 31,
	2007	2008	2009	Total
EbixLife	$—	$500	$456	$956
Heart	$561	$—	$—	$561
	$561	$500	$456	$1,517

The EbixLife debt is a result of the EbixLife acquisition in 2004 and represents a $2,500 non-interest bearing note payable. The note is payable in annual installments of $500 over five years. The Company has imputed interest on this debt of 4%, and has made installment payments in February 2005, 2006 and 2007.

The Heart debt is a result of the Heart acquisition in 2004 and represents $1,399 payable under stand-by letters of credit issued by the Company’s lender under the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing. The Company has imputed interest on this debt at 4%, and has made installment payments in July 2005 and 2006. The company made a final payment on the Heart debt in July 2007.

Note 10 — PRO FORMA FINANCIALS

The following unaudited pro forma financial information for the three and six months ended June 30, 2007 and 2006 presents the consolidated operations of the Company as if the Finetre and Infinity acquisitions had been made on January 1, 2006, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Revenue	$9,816	$8,820	$18,834	$17,086
Net income	$2,513	$933	$4,475	$1,603
Basic earnings per share	$0.85	$0.34	$1.54	$0.58
Diluted earnings per share	$0.75	$0.30	$1.36	$0.51

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

Note 13 —  UNREGISTERED SALE OF EQUITY SECURITIES

On June 1, 2007, Ebix, Inc. (“Ebix” or the “Company”) entered into a share purchase agreement (the “Share Purchase Agreement”)  to sell 400,000 shares (the “Shares”) of unregistered common stock at $33.25 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company.  The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.

Pursuant to the Share Purchase Agreement, Ebix must, among other things: (1) prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement registering the Shares as soon as practicable, but in no event later than the 45th day following the closing date of the sale of the Shares; (2) use its reasonable best efforts to cause the SEC to notify the Company of the SEC’s willingness to declare the registration statement effective on or before  120 days after the closing date of the sale of the Shares; (3) cause the Shares to be duly listed for trading on the Nasdaq Global Market concurrently with the effectiveness of the registration statement; and (4) take such action that is necessary to keep the registration statement effective until the earlier of (a) the date on which the Shares may be resold without registration and without regard to any volume limitations under Rule 144(k), (b) all of the Shares have been sold pursuant to the registration statement or Rule 144, or (c) the second anniversary of the closing date of the sale of the Shares.  In addition, in the event the SEC requires the Company to identify Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. as underwriters in the registration statement, the Company must cooperate to allow Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. to conduct customary underwriter’s due diligence with respect to the Company.  The Company will bear all expenses related to the registration of the Shares.

The Share Purchase Agreement also included standard indemnification provisions whereby the Company agreed to indemnify Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. against any losses, claims, damages, liabilities or expenses that arise out of or are based on any untrue statement or alleged untrue statement of any material fact contained or incorporated by reference in the registration statement.  In addition, Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. agreed to indemnify the Company against any losses, claims, damages, liabilities or expenses that arise out of or are based any failure on the part of Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. to comply with specified covenants and agreements in the Share Purchase Agreement, the inaccuracy of any representations or warranties made by Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. or any untrue statement or alleged untrue statement of any material fact contained or incorporated by reference in the registration statement furnished to the Company by Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd.

Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 163,600 shares of the Company’s common stock in exchange for $5,440 in cash and Luxor Capital Partners Offshore, Ltd. acquired 236,400 shares of the Company’s common stock in exchange for $7,860 in cash, for an aggregate offering price of $13.3 million.  As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock.

The Company sold the unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended.  There were two purchasers involved in the sale and both are “accredited investors”, as such term is defined in Rule 501 of Regulation D.

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

Results of Operations

Three-Month Period Ended June 30, 2007 Compared to the Three-Month Period Ended June 30, 2006

Total Revenue - The Company’s revenue is primarily derived from professional and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, Services include fees for software license maintenance, Application Service Provider (ASP) services, hosting and other miscellaneous revenues. Software revenue is derived from the licensing of proprietary and third party software (“Software”). Total revenue is comprised of Software revenue and Services revenue. Total revenue for the quarter ended June 30, 2007 increased $2,787, or 40%, to $9,816 from $7,029 for the comparable quarter of the prior year.

Services Revenue — Total services revenue for the second quarter of 2007 increased $2,888, or 44%, to $9,489 from $6,601 for the comparable quarter of the prior year. This increase was primarily due to the acquisitions of Finetre and Infinity, which accounted for $2,204 and $795, respectively.

During the second quarter of 2007 and 2006, approximately $406 and $702, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 4% and 8%, of the Company’s total revenues for the second quarters of 2007 and 2006, respectively. Brit owned approximately 29% of the Company’s common stock as of  June 30, 2007. Brit nor its affiliates have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Software Revenue - Total software revenue for the second quarter of 2007 decreased $101, or 24%, to $327 from $428 for the comparable quarter of the prior year. This decrease reflects management’s emphasis on increasing recurring services revenue.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the second quarter increased $359, or 26%, to $1,718  from $1,359 for the comparable quarter of the prior year. This increase was due primarily to an increase in payroll expenses of $159 and facility costs of $186 primarily related to the acquisitions of Finetre and Infinity.

Product Development Expenses - Total product development expenses for the second quarter of 2007 increased $1,099, or 100%, to $2,198 from $1,099 for the comparable quarter of the prior year. This increase was due to an increase in domestic payroll expenses of $722 and facility costs of $351 primarily due to the acquisitions of Finetre and Infinity.

Sales and Marketing Expenses - Total sales and marketing expenses for the second quarter of 2007 increased $428, or 66%, to $1,078 from $650 for the comparable quarter of the prior year. This increase was attributable to an increase in payroll expenses of $192, an increase in travel and entertainment expenses of $88 and an increase in facility costs of $131 primarily due to the acquisitions of Finetre and Infinity

General and Administrative Expenses - Total general and administrative expenses for the second quarter decreased ($98), or 5%, to $1,899 from $1,997 for the comparable quarter of the prior year. This decrease was primarily due to a decrease in facility costs of ($668) partially offset by an increase in rent expense $208, travel and entertainment $110 and an increase in other overall expenses.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the second quarter increased $208, or 50%, to $625 from $417 for the comparable quarter of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisitions of Finetre and Infinity.

Income tax expense— The effective tax rate for the first quarter of 2007 was lower than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Six-Month Period Ended June 30, 2007 Compared to the Six-Month Period Ended June 30, 2006

Total Revenue - The Company’s revenue is primarily derived from professional and support services (“Services”). Services include consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, Services include fees for software license maintenance, Application Service Provider (ASP) services, hosting and other miscellaneous revenues. Software revenue is derived from the licensing of proprietary and third party software (“Software”). Total revenue is comprised of Software revenue and Services revenue. Total revenue for the six months ended June 30, 2007 increased $6,155, or 49%, to $18,834 from $12,679 for the comparable first six months of the prior year.

Services Revenue — Total services revenue for the first six months of 2007 increased $6,437 or 55%, to $18,191 from $11,754 for the comparable first six months of the prior year. This increase was primarily due to the acquisitions of Finetre and Infinity, which accounted for $4,311 and $1,820, respectively.  Additionally we experienced continued growth in our EbixLife suite of products of $423, an increase in international service revenue of $260. These increases were partially offset by a decrease in consulting revenue of $238.

During the first six months of 2007 and 2006, approximately $984  and $1,415, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 5% and 11%, of the Company’s total revenues for the first six months of 2007 and 2006, respectively. Brit owned approximately 29% of the Company’s common stock as of  June 30, 2007. Neither Brit nor its affiliates have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Total software revenue for the first six months of 2007 decreased $282, or 30%, to $643 from $925 for the comparable first six months of the prior year. This decrease was due to a decrease in primarily domestic software sales and reflects management’s emphasis on increasing recurring services revenue.

Services and other costs - Cost of services revenue includes costs associated with support, call center, consulting, implementation and training services. Total services and other costs for the first six months increased $594, or 22%, to $3,284 from $2,690 for the comparable quarter of the prior year. This increase was due primarily to an increase in payroll expenses of $332 and facility costs of $235 primarily related to the acquisitions of Finetre and Infinity.

Product Development Expenses - Total product development expenses for the first six months of 2007 increased $2,080, or 106%, to $4,048 from $1,968 for the comparable first six months of the prior year. This increase was due to an increase in domestic payroll expenses of $1,448, and facility costs of $560 primarily due to the acquisitions of Finetre and Infinity.

Sales and Marketing Expenses - Total sales and marketing expenses for the first six months of 2007 increased $790, or 64%, to $2,030 from $1,240 for the comparable first six months of the prior year. This increase was attributable to an increase in payroll expenses of $458,  an increase in travel and entertainment expenses of $142 and an increase in facility costs of $177 primarily due to the acquisitions of Finetre and Infinity.

General and Administrative Expenses - Total general and administrative expenses for the first six months increased $325, or 9%, to $3,686 from $3,361 for the comparable first six months of the prior year. This increase was primarily due to an increase in salaries of $454, rent of $284, travel & entertainment of $169, franchise fees and miscellaneous tax filings of $151, audit and legal fees of $97 and other overall expenses of $142; partially offset by a decrease in facility costs ($972) primarily related to the acquisition of Finetre and Infinity.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the first six months increased $519, or 71%, to $1,250 from $731 for the comparable first six months of the prior year. This increase is primarily due to the increase in depreciation and amortization of intangibles related to the acquisitions of Finetre and Infinity.

Income tax expense— The effective tax rate for the first quarter of 2007 was lower than the rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $11,640 at June 30, 2007, compared to cash and cash equivalents of $5,013 at December 31, 2006.

During the six months ended June 30, 2007, the Company generated operating cash flow of $3,806 as compared to $1,564 of operating cash flow for the six months ended June 30, 2006. The cash flow from operations in the six months ended June 30, 2007 is principally due to a growth in net income less a decrease in accounts payable and accrued expenses (including payroll) of $977, an increase in net accounts receivable of $1,761, plus an increase in deferred revenue of $766 and an increase depreciation and amortization of $1,250. These balance sheet fluctuations are normal consequences of timing differences between accruals and their cash settlement.

Cash used in investing activities of $335 in the six months ended June 30, 2007 represented expenditures made primarily related to the purchase of fixed assets

In the six months ended June 30, 2007, 5% of the Company’s total revenues were from Brit and its affiliates. Brit does not have a long-term agreement with the Company that provides certainty that such revenues and related cash flows will be recurring.

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. During 2006, the line of credit was increased from $5,000 to $12,000. The line provides for a variable interest rate equal to LIBOR + 1.50% and is secured by a first security interest in substantially all of the Company’s assets. In connection with the Finetre acquisition, the Company borrowed $11,000 on the line of credit, of which $11,000 has been repaid. At June 30, 2007, the balance of the line of credit was $0. The current interest rate on this line is 6.82%. The line of credit matures on August 31, 2007.  The line of credit contains certain financial covenants related to profitability, current assets and debt coverage.

In connection with the Company’s acquisition of Finetre, Ebix paid Finetre shareholders $13,000 for substantially all Finetre stock, and Finetre shareholders retain the right to earn up to $3,000 in additional payments over two years if certain revenue and operating income targets earned from Finetre services are met. The Company funded the acquisition using available cash on hand of $2,000 and $11,000 from the Company’s line of credit.

Effective May 1, 2006, the Company acquired substantially all of the operating assets of Infinity. The operations of Infinity have been included in the Company’s financial statements since that date. The Company acquired these assets for an upfront payment of $2,900 in cash and a potential future payment not exceeding $4,500 in cash if Infinity related services meet certain future revenue targets. The Company funded the acquisition using available cash on hand.

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

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Short- and Long-Term Debt Obligations(1)	$1,517	$1,061	$456	$—	$—
Operating Leases Obligations	$6,124	$1,376	$2,103	$1,367	$1,278
Capital Leases Obligations	$11	$4	$7	$—	$—
Total	$7,652	$2,441	$2,566	$1,367	$1,278

(1)             Includes interest at an imputed interest rate of 4% for Heart and LifeLink and at an interest rate of 6.85% for the line of credit.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, New Zealand, Singapore, Canada and India, and conducts transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The net change in cumulative foreign currency translation adjustment was an unrealized gain  of $122 and $46 for the three months ended June 30, 2007 and 2006, respectively and $127 and $88 for the six months ended June 30, 2007 and 2006, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $195 for the three months ended June 30, 2007 and a positive impact on income before taxes of approximately $61 for the three months ended June 30, 2006, respectively. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $291 and $166 for the six months ended June 30, 2007 and 2006, respectively. There has been no material changes in the Company’s interest rate risk during the six months ended June 30, 2007. For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Management, with the participation of the Chief Executive Officer , has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Based on such evaluation, the Chief Executive Officer has concluded that, as of the end of the fiscal quarter ended June 30, 2007, the Company’s controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the SEC within the required time periods.

Part II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

None.

Item 1A.                 RISK FACTORS

Information regarding risk factors appears in “MD&A - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results.  Such risk factors are expressly incorporated herein by reference.  The risks described in our Annual Report are not the only risks facing our Company.  In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2007,  the Company entered into a share purchase agreement (the “Share Purchase Agreement”)  to sell 400,000 shares (the “Shares”) of unregistered common stock at $33.25 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company.  The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.  Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 163,600 shares of the Company’s common stock in exchange for $5,440 in cash and Luxor Capital Partners Offshore, Ltd. acquired 236,400 shares of the Company’s common stock in exchange for $7,860 in cash, for an aggregate offering price of $13.3 million.  As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

Item 5.          OTHER INFORMATION

None.

Item 6.          EXHIBITS

The exhibits filed herewith or incorporated by reference herein are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: August 10, 2007	By	/s/ Robin Raina
Robin Raina
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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
10.1

Share Purchase Agreement between Ebix and Luxor Capital Partners, LP and Luxor Capital Partners Offshore, Ltd. and dated June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Interim Chief Accounting Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002