Form 10-Q
period 2007-09-30
EBIX INC
filed 2007-11-01
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the number of shares of Common Stock outstanding was 3,282,164.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,874	$5,013
Accounts receivable, net of allowance of $505 and $36, respectively	9,658	7,973
Other current assets	1,028	913
Total current assets	26,560	13,899
Property and equipment, net	2,201	2,183
Goodwill	23,632	23,118
Intangible assets, net	6,493	7,867
Other assets	408	285
Total assets	$59,294	$47,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,792	$1,854
Accrued payroll and related benefits	1,286	1,549
Short term debt	—	10,000
Current portion of long term debt and capital lease obligation	463	1,009
Deferred revenue	6,174	5,552
Other current liabilities	205	44
Total current liabilities	9,920	20,008
Long term debt and capital lease obligation, less current portion	471	943
Deferred rent	218	235
Total liabilities	10,609	21,186
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000 shares authorized, 3,291 issued and 2,848 outstanding at September 30, 2007 and December 31, 2006	325	286
Additional paid-in capital	108,650	94,914
Treasury stock 9 shares repurchased as of September 30, 2007 and December 31, 2006	(149)	(149)
Accumulated deficit	(61,556)	(69,724)
Accumulated other comprehensive income	1,415	839
Total stockholders’ equity	48,685	26,166
Total liabilities and stockholders’ equity	$59,294	$47,352

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Revenue:
Professional and support services and other (including revenues from related parties- See Note 6.)	$9,466	$6,970	$27,602	$18,424
Software licensing	2,340	326	3,038	1,551
Total revenue	11,806	7,296	30,640	19,975
Operating expenses:
Cost of services provided	1,840	1,480	5,124	4,170
Product development	2,074	1,297	6,122	3,265
Sales and marketing	1,099	729	3,129	1,969
General and administrative	2,449	1,531	6,135	4,892
Amortization and depreciation	632	435	1,882	1,166
Total operating expenses	8,094	5,472	22,392	15,462
Operating income	3,712	1,824	8,248	4,513
Interest income, net of interest expense	174	30	11	81
Foreign exchange gain (loss)	175	(72)	302	16
Income before income taxes	4,061	1,782	8,561	4,610
Income tax expense	(368)	(123)	(393)	(318)
Net income	$3,693	$1,659	$8,168	$4,292

Basic earnings per common share	$1.13	$0.60	$2.69	$1.56

Diluted earnings per common share	$1.00	$0.53	$2.39	$1.37

Basic weighted average shares outstanding	3,272	2,763	3,033	2,757

Diluted weighted average shares outstanding	3,680	3,119	3,422	3,131

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$8,168	$4,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,882	1,166
Stock-based compensation	161	65
Restricted stock compensation	102	112
Provision for doubtful accounts receivable	469	10
Changes in assets and liabilities:
Accounts receivable	(2,154)	(1,510)
Other assets	(238)	(248)
Accounts payable and accrued expenses	(62)	(943)
Accrued payroll and related benefits	(263)	(138)
Deferred revenue	622	(284)
Other liabilities	161	—
Net cash provided by operating activities	8,848	2,522
Cash flows from investing activities:
Acquisition of Infinity	—	(3,040)
Acquisition of Finetre	(15)	—
Deferred rent	(17)	231
Purchases of property, equipment, and other capital assets	(502)	(370)
Net cash used in investing activities	(534)	(3,179)
Cash flows from financing activities:
Payments of short term debt	(10,000)	—
Principal payments under debt obligations	(1,015)	(966)
Capital leases	(2)	13
Proceeds from the issuance of common stock, net of issuance costs	13,275	322
Proceeds from the exercise of the stock options	237	—
Repurchase of common stock	—	(148)
Net cash (used)/provided in financing activities	2,495	(779)
Effect of foreign exchange rates on cash	52	37
Net change in cash and cash equivalents	10,861	(1,399)
Cash and cash equivalents at the beginning of the period	5,013	6,733
Cash and cash equivalents at the end of the period	$15,874	$5,334

Supplemental disclosures of cash flow information:
Interest paid	$277	$—
Income taxes paid	$107	$384

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except for share and per share data)
(UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—These condensed unaudited consolidated financial statements include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix or “the Company”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2006.The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Summary of significant accounting policies—

Revenue Recognition—We derive our revenue primarily from two sources: (1) professional and support services, which includes revenue derived from software development projects and associated fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems, subscription and transaction fees related to services delivered on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, and business process outsourcing revenue, and (2) software revenue, which includes the licensing of proprietary and third-party software.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

The Company considers revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectibility of the arrangement fee is probable.  The Company uses signed contractual agreements as persuasive evidence of a sales arrangement.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition (SOP 97-2),” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9)” to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides criteria governing how to determine  whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition, Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the seller. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any “higher level literature” (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of higher level literature.

In regards to arrangements containing multiple performance elements, revenue recognition on delivered elements is predicated upon the establishment of vendor-specific objective evidence (VSOE) of the fair value for the undelivered elements and applying the residual method of SOP 98-9 if necessary. Fair value is determined for each undelivered element based on the price the Company charges when the item is sold separately.

The Company fully recognizes revenue from license fees for its software products upon delivery and the customers acceptance of the software implementation and customizations if applicable.  Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed.  Revenue for maintenance and support services is recognized ratably over the term of the support agreement.

In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support service is recognized ratably over the term of the support agreement.  Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.”

ASP transaction services fee revenue is recognized as the transactions occur and generally billed in arrears.   Service fees for hosting arrangements are recognized over the requisite service period. Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; and amounts received under multi-element arrangements in which the VSOE for the undelivered elements does not exist. In these instances revenue is recognized when the VSOE for the undelivered elements is established or when all contractual elements have been completed and delivered.

Software development arrangements involving significant customization, modification or production are accounted for in accordance with Statement of Position 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts, (SOP 81-1)” using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee,

For business process outsourcing agreements, which include call center services, services are primarily performed on a time and material basis. Revenue is recognized when the service is performed.

Allowance for doubtful accounts receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $447 and $1 during the three months ended September 30, 2007 and 2006, and $477 and $10 during the nine months ended September 30, 2007 and 2006 respectively. The Company recorded a $420 increase to the allowance for doubtful accounts receivable during the third quarter of 2007 to address two dated invoices issued to one customer.

Software Development Costs—The Company’s policy is to capitalize internally generated software development costs and purchased software in compliance with Statement Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the product and continues through the point of general release of the product. The ongoing assessment of the recoverability of these costs takes into consideration future expected net cash flows to be derived from the software and external factors such as business trends, marketing prospects, and general economic conditions.

Goodwill and Other Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements.  In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present.  The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows.

Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to Financial Accounting Statement  No. 109, “Accounting for Income Taxes (SFAS 109)”.  Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carryforwards and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.

Effective January of 2007 the Company adopted the Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination.  Measurement (Step 2) is only addressed if Step 1 has been satisfied.  Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement.  As used in FIN 48, the term “more likely than not” is means that the likelihood of an occurrence is greater than 50%.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s’ functional currency is included in the determination of net income.

New accounting pronouncements—

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”) (revised 2004), “Share Based Payment [“SFAS 123(R)”], applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The Company adopted FIN 48 as of January 1, 2007 as required.  There was no cumulative adjustment to beginning retained earnings related to the implementation of FIN 48.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”) (revised 2004), “Share Based Payment [“SFAS 123(R)”], applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Note 2. SHARE BASED COMPENSATION

At September 30, 2007, the Company has two share-based compensation plans.

Stock Options—

No stock options were granted to employees during the three quarters of 2007 or 2006; however, options were granted to Directors during the first quarter of 2006. Stock compensation expense of $40 and $16 was recognized during the quarter ended September 30, 2007 and 2006 and $133 and $48 was recognized during the nine-months ended September 30, 2007 and 2006 on existing stock options outstanding and unvested options.

A summary of stock option activity within the Company’s stock-based compensation plans for the quarter ended September 30, 2007 is as follows:

					Weighted
					Average
				Weighted	Remaining
	Within Plans			Average	Contractual	Aggregate
	Nonstatutory	Incentive	Outside	Exercise	Term	Intrinsic
	Options	Options	Plan	Price	(Years)	Value (*)
Outstanding at December 31, 2006	523,073	47,781	3,875	$12.41	5.38	$8,929
Granted	—	—	—	$—	—	—
Exercised	—	—	—	$—	—	—
Canceled	(26)	—	—	$53.25	—	—
Outstanding at March 31, 2007	523,047	47,781	3,875	$12.41	5.14	$9,526

Moved to within Plan	125	(125)
Granted	—	—	—	$—	—	—
Exercised	(4,176)	—	—	$8.25	—	—
Canceled	(38)	—	—	$42.50	—	—
Outstanding at June 30, 2007	518,958	47,781	3,750	$12.44	4.89	$15,835

Granted	0	—	—	$—	—	—
Exercised	(19,935)	—	(1,875)	$9.55	—	—
Canceled	(63)	—	—	$6.50	—	—
Outstanding at September 30, 2007	498,960	47,781	1,875	$12.48	4.66	$20,393
Exercisable at September 30, 2007	497,525	33,370	1,562	$11.33	4.66	$20,404

(*) The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

The outstanding options in the table above include 25,000 options to purchase the Company’s common stock which were granted to Rahul Raina, the brother of the Chief Executive Officer, in connection with his employment with the Company. These options had originally been granted with an exercise price below market.  In December 2006 these options were amended and the exercise price was increased from $2.85 per share to $6.70 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. This option grant was valued using the Black-Scholes option-pricing model. The Company recognized compensation expense of approximately $6 and $6 related to these options during the three months ended September 30, 2007 and 2006 and $27 and $18 related to these options during the nine-month periods ended September 30, 2007 and 2006, respectively.

The Company has granted non-employee non-statutory and incentive options outside the Company’s stock option plans to purchase up to an aggregate of  57,000 shares of the Company’s common stock, of which options to purchase 1,875 shares were outstanding at September 30, 2007. These options were granted at prices determined by the Board of Directors. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company’s stock price reaches a certain target. At September 30, 2007, 1,562 of these non-employee options were vested.

The Company had 15,144 of stock options that were not vested at September 30, 2007 that were expensed in 1999. Additionally, the Company has 1,562 of unvested stock options that had been issued to Rahul Raina. At September 30, 2007 no ,compensation cost related to total nonvested stock options.

The outstanding options in the table above include 59,500 incentive stock options to purchase shares of the Company’s common stock for which vesting is contingent upon increases in the Company’s stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company’s stock price equals $72.00, $96.00, $120.00 and $160.00 per share. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company’s stock on the date of grant. There was no compensation expense related to these options for the quarters or nine-month periods ended September 30, 2007 and 2006.

Restricted Stock—

During May 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 8,501 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President.  The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors.  In accordance with the 2006 Program, the number of shares of restricted stock issued to Mr. Raina represents approximately 23% of the aggregate of the his total salary and cash bonus compensation earned for 2006, divided by the market price of the Company’s stock on May 9, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $21 and $35 related to these shares during the quarter and nine-month period ended September 30, 2007.

During 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company’s then Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan.  The number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by each for 2005.  The Company recognized compensation expense of approximately $14 for each of the quarters and $41 and $86 for the nine-month periods ended September 30, 2007 and 2006, respectively.

During June 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 9,758 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 4,382 shares of restricted stock to Richard J. Baum, the Company’s then Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The number of shares of restricted stock awarded to each of Messrs. Raina and Baum were subject to a determination by the Compensation Committee and the Board, after the Company’s release of its 2004 operating results, that such operating results were substantially consistent with the operating results of the Company for the first nine months of 2004, as they compared to those for the same period of the prior year

Also during June 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of restricted stock were issued to Robin Raina the Company’s Chairman, Chief Executive Officer and President and , to Richard J. Baum, the Company’s then Executive Vice President, Chief Financial Officer and Secretary. The number of shares issued to each Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by each for 2004.  The Company recognized compensation expense of approximately $8 for each of the quarters and $25 for the nine-month periods ended September 30, 2007 and 2006.

Pursuant to these restricted stock agreements, the restricted stock vests in three equal annual installments. The restricted stock also vests with respect to any unvested shares upon the applicable officer’s death, Disability or Retirement, , the Company’s termination of the officer other than for Cause or a Change in Control of the Company. Mr. Baum’s restricted stock fully vested upon his retirement effective December 31, 2006.

Note 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2007 was 3,272 and 3,033, respectively. The weighted average number of shares outstanding for the three and nine months ended September 30, 2006 was 2,763 and 2,757 respectively. Diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method, and is equal to net income divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. The Company’s common stock equivalents consist of restricted stock and stock options.  For the three and nine months ended September 30, 2007 and 2006,common stock equivalents increased weighted average number of shares outstanding of by 408 and 390, respectively, resulting in a total of fully diluted weighted average number of shares outstanding of 3,680 and 3,422, respectively.  For the three and nine months ended  September 30, 2006, the fully diluted weighted average number of shares outstanding was 3,119 and 3,131 respectively. At September 30, 2007, there were 203 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect was antidilutive. At September 30, 2006, there were 283 shares potentially issuable with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because their current effect was antidilutive.

Note 4. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Net income	$3,693	$1,659	$30,081	$4,292
Other comprehensive income (loss)— foreign currency translation adjustment	(256)	$572	576	$229
Comprehensive income	$3,437	$2,231	$30,657	$4,521

Note 5. RELATED PARTY TRANSACTIONS

830,163 shares of the Company’s common stock, representing an approximate equity ownership of 25%, is held by Brit Insurance Holdings PLC and its affiliates (“Brit”).  Brit is also customer and has entered into various software and service agreements with the Company.  During the three and nine months ended September 30, 2007 $383 and $ 1,366 , respectively, was recognized as revenue from Brit which represented 3% and 4% of the Company’s total revenues for these periods.  During the three and nine months ended September 30, 2006 $702 and $1,415 respectively, was recognized as revenue from Brit which represented 10% and 11% of the Company’s total revenues for these periods.  Total accounts receivable from Brit at September 30, 2007 and December 31, 2006 were $1,054 and $1,039 respectively and represented 11% and 13% of the Company’s total receivables at these dates.

NOTE 6 SIGNIFICANT CUSTOMER

We currently consider HCC Services Company and The Princeton Insurance Company to be significant customers. During the three and nine months ended September 30, 2007, $1,062 and $1,219 respectively was recognized as revenue from HCC Services Company which represented 9% and 4% of our total revenue for these periods. During the three and nine months ended September 30, 2007, $1,441 and $1,768 respectively was recognized as revenue from the Princeton Insurance Company which represented 12% and 6% of our total revenue for these periods. Total accounts receivable from HCC Services Company and The Princeton Insurance Company at September 30, 2007 was $396 and $558 respectively. In 2006 we had considered AON to be a significant customer.  During the three and nine months ended September 30, 2006, $712 and $1,208, respectively, was recognized as revenue from AON which represented 10% and 9% of the Company’s total revenues for these periods. Total accounts receivable from AON Insurance Company at September 30, 2006 was $462.

Note 7. ACQUISITIONS

Finetre Acquisition

Effective October 1, 2006, the Company acquired Finetre Corporation (“Finetre”) through a merger. Ebix paid Finetre shareholders $13,000 for substantially all Finetre stock, and Finetre shareholders retain the right to earn up to $3,000 in additional payments over two years if certain revenue and operating income targets of the Finetre services are met. Finetre operates as an ASP technology firm focusing on transaction processing and compliance automation in the financial services industry.  The Company incurred approximately $380 of direct expenses related to closing the Finetre acquisition. The Company funded the acquisition using available cash on hand of $2,000 and its $11,000 line of credit.  The acquisition of Finetre was consistent with the Company’s overall focus of providing software solutions to insurance carriers, agents and brokers. This acquisition increased the Company’s consolidated revenue while providing complementary sales opportunities for the Company’s other existing services.  Revenues attributable to Finetre for the three and nine months ending September 30, 2007 were $2,334 and $6,645 respectively.

Concurrent with the acquisition, the Company ascribed a  value to each of the assets and liabilities acquired. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,244
Property and equipment	580
Intangible assets	3,391
Goodwill	9,726
Total assets acquired	15,941
Current liabilities	2,561
Total liabilities assumed	2,561
Net assets acquired	$13,380

Of the $3,391 of intangible assets acquired, $2,346 was assigned to customer relationships with a remaining useful life of 9 years, $896 was assigned to developed technology with a remaining useful life of 5 years, $140 was assigned to backlog with a remaining estimated useful life of 14 months and $9 assigned to in-process research and development “IPR&D” which was expensed immediately. The Company recorded $139 and $417 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2007, respectively.  There was no amortization expense related to these intangibles for the three and nine months ended September 30, 2006 as the acquisition was consummated in October 2006.

Infinity Systems Acquisition

Effective May 1, 2006, The Company acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. (“Infinity”). Ebix acquired these assets for an upfront payment of $2,900 in cash and a potential future payment not exceeding $4,500 in cash if Infinity services meet certain future revenue targets.  As of September 30, 2007 no additional payments have been made.  The Company capitalized approximately $149 of transaction costs in conjunction with the Infinity acquisition.  The acquisition of Infinity was consistent with the Company’s overall focus on providing software solutions to insurance carriers, agents and brokers. This acquisition increased the Company’s consolidated revenue while providing complementary sales opportunities for the Company’s other existing services.  Revenues attributable to Infinity for the three and nine months ending September 30, 2007 were $3,097 and $5,655 respectively.  Revenues attributable to Infinity three and nine months ending September 30, 2006 were $1,085 and $1,823, respectively.

Concurrent with the acquisition, the Company ascribed a value  to each of the assets and liabilities assumed from the acquisition of Infinity. The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition.

Property and equipment	$93
Intangible assets	2,399
Goodwill	702
Total assets acquired	3,194
Deferred revenue	91
Deferred rent	54
Total liabilities assumed	145
Net assets acquired	$3,049

Of the $2,399 of intangible assets acquired, $656 was assigned to customer relationships with a remaining useful life of 10 years, $1,525 was assigned to developed technology with a remaining useful life of 5 years and $218 was assigned to trade name with a remaining estimated useful life of 10 years.  The Company recorded $98 and $294 of amortization expense related to these intangible assets for the three and nine months ended September 30, 2007, respectively and $98 and $163  of amortization expense related to these intangibleassets for the three and nine months ended September 30, 2006.

Note 8—PRO FORMA FINANCIALS related to recent acquisitions

The following unaudited pro forma financial information for the three and nine months ended September 30, 2007 and 2006 presents the consolidated operations of the Company as if the Finetre and Infinity acquisitions had been made on January 1, 2006, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006

Revenue	$11,806	$8,675	$30,640	$25,761
Net income	$3,693	$1,045	$8,168	$2,647
Basic earnings per share	$1.13	$.38	$2.69	$.96
Diluted earnings per share	$1.00	$.34	$2.39	$.85

Note 9—LINE OF CREDIT AND OTHER COMMITMENTS

Bank Line of Credit:

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. During 2006, the line of credit was increased from $5,000 to $12,000. The line provides for a variable interest rate equal to LIBOR + 1.50% and is secured by a first security interest in substantially all of the Company’s assets. The company paid $21 to refinance this note in 2006 and expensed the entire amount in 2006. During 2006 in connection with the Finetre acquisition, the Company borrowed $11,000 on the line of credit, all of which has since been repaid. At September 30, 2007, the balance of the line of credit was $0. The line of credit matured on August 31, 2007.  In September 2007 the maturity date on this note was extended for one year and now expires on August 31, 2008. As part of the extension the line was increased to $15,000 and the interest rate decreased to LIBOR + 1.30. The company paid no fees in 2007 in relation to the extension of the note. The current interest rate on this line is approx 6.51%.  The line of credit contains certain financial covenants related to profitability, current assets and debt coverage, to which the Company is in compliance.

Letters of Credit:

Under terms of the agreement with Heart Consulting Services Pty. Ltd. (“Heart”), which was acquired in 2004, $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition). The three letters of credit expired on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. In July 2007 the Company made the final $512 installment payment due.

Under terms of the lease agreement for office space in Herndon, Virginia, the Company is required to maintain a stand-by letter credit in the amount $150. The requirement for this letter of credit expires in November 2007.

Self Insurance:

The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2007, the maximum aggregate liability calculated was $933 for the current annual contract period, which ends in September 2007.

Note 10—LONG-TERM DEBT

The following table summarizes the Company outstanding long-term debt and related maturities as of September 30, 2007:

	Year Ended December 31,
	2007	2008	2009	Total
EbixLife	$—	$500	$465	$965

The EbixLife debt is a result of the EbixLife acquisition in 2004 and represents a $2,500 non-interest bearing note payable. The note is payable in annual installments of $500 over five years. The Company has imputed interest on this debt of 4%, and has made installment payments in February 2005, 2006 and 2007.

Note 11—STOCK REPURCHASE

On June 2, 2006, the Board of Directors announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to purchase up to $1 million in shares, but the company does not have to purchase this entire amount.

The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and is subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash.

For the year ended December 31, 2006, the Company repurchased 8,890 shares of common stock at prices ranging from $15.00 to $18.50. Total expenditures under the repurchase plan were $149. The Company has not repurchased any shares of common stock for the nine months ended September 30, 2007.

Note 12—UNREGISTERED SALE OF EQUITY SECURITIES

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

Pursuant to the Share Purchase Agreement, Ebix must, among other things: (1) prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement registering the Shares as soon as practicable, but in no event later than the 45th day following the closing date of the sale of the Shares; (2) use its reasonable best efforts to cause the SEC to notify the Company of the SEC’s willingness to declare the registration statement effective on or before  120 days after the closing date of the sale of the Shares; (3) cause the Shares to be duly listed for trading on the Nasdaq Global Market concurrently with the effectiveness of the registration statement; and (4) take such action that is necessary to keep the registration statement effective until the earlier of (a) the date on which the Shares may be resold without registration and without regard to any volume limitations under Rule 144(k), (b) all of the Shares have been sold pursuant to the registration statement or Rule 144, or (c) the second anniversary of the closing date of the sale of the Shares. During the third quarter of 2007while the company was clearing comments received from the Securities and Exchange Commission the S-1 the purchaser requested that an additional 100,000 shares purchased be included in this filing.  The company expects to file an amended S-1A with the SEC in early November 2007. In addition, in the event the SEC requires the Company to identify Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. as underwriters in the registration statement, the Company must cooperate to allow Luxor Capital Partners LP and Luxor Capital Partners Offshore, Ltd. to conduct customary underwriter’s due diligence with respect to the Company.  The Company will bear all expenses related to the registration of the Shares.  The Share Purchase Agreement includes standard cross- indemnification provisions

The Company sold the unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended.  There were two purchasers involved in the sale and both are “accredited investors”, as such term is defined in Rule 501 of Regulation D.

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

Management focuses on a variety of key business indicators to monitor operating and financial performance. These indicators include measurements of revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share, and cash flow provided by operating activities. We monitor these indicators, in conjunction with our corporate governance practices, to ensure that business vitality is maintained and effective control is exercised.

The key performance indicators for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Operating revenue	$11,806	7,296	30,640	19,975
Revenue growth	62%	4%	53%	11%
Operating income	$3,712	1,824	8,248	4,513
Operating margin	31%	23%	27%	21%
Net income	$3,693	1,659	8,168	4,292
Diluted earnings per share	$1.00	.53	2.39	1.37
Cash flow from operating activities	$5,041	958	8,847	2,522

Critical Accounting Policies

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. The Company has identified the following as its critical accounting policies: revenue recognition, estimating the allowance for doubtful accounts receivable, goodwill and other intangible assets, and the accounting for income taxes. For a discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

The following are recently issued accounting pronouncements that are pertinent to the Company’s business:

•                  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements

•                  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.

•                  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings

•                  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered.

Results of Operations

Three-Month Period Ended September 30, 2007 Compared to the Three-Month Period Ended September 30, 2006

Total Revenue — The Company’s revenue is primarily derived from professional and support services (“services revenue”), including consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, professional and support services include fees for software license maintenance, application service provider (“ASP”) services, hosting and other miscellaneous revenues.  Revenues are derived from the the licensing of proprietary and third party software (“software revenue”). Total revenue for the quarter ended September 30, 2007 increased $4,510, or 62%, to $11,806 from $7,296 for the comparable quarter of the prior year.

Services Revenue — Total services revenue for the third quarter of 2007 increased $2,496, or 36%, to $9,466 from $6,970 for the comparable quarter of the prior year. This increase was primarily due to the acquisition of Finetre which accounted for $2,334  or 25% of the company’s service revenue for the quarter.

During the third quarter of 2007 and 2006, approximately $383 and $1,062 respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 3% and 15%, of the Company’s total revenues for the third quarters of 2007 and 2006, respectively. Brit owned approximately 25% of the Company’s common stock as of September 30, 2007. Neither Brit nor its affiliates have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Software Revenue — Total software revenue for the third quarter of 2007 increased $2,014, or 618%, to $2,340 from $326 for the comparable quarter of the prior year. This increase is related to two new contracts signed by the Infinity Division this quarter. These contracts involve the sale of source code, software licenses, and customization and implementation services that were delivered or will be delivered over the current and subsequent seven quarters.

Costs of services provided — Cost of services provided includes costs associated with support, call center, consulting, implementation and training services. These costs for the third quarter increased $360, or 24%, to $1,840 from $1,480 for the comparable quarter of the prior year. This increase was due primarily to an increase in payroll expenses of $142 and facility costs of $112 primarily related to the acquisition of Finetre, and $95 of additional service costs incurred to support the Company’s products.

Product Development Expenses — Product development expenses include payroll expenses and facilities costs for the development and product management departments.  Total product development expenses for the third quarter of 2007 increased $777, or 59%, to

$2,074 from $1,297 for the comparable quarter of the prior year. This increase was due to an increase in domestic payroll expenses of $496 and facility costs of $206 primarily due to the acquisitions of Finetre and Infinity.

Sales and Marketing Expenses — Total sales and marketing expenses for the third quarter of 2007 increased $369, or 50%, to $1,099 from $730 for the comparable quarter of the prior year. This increase was attributable to an increase in payroll expenses and employee related costs of $311, and an increase in facility costs of $60 primarily due to the acquisitions of Finetre and Infinity

General and Administrative Expenses — Total general and administrative expenses for the third quarter increased $918, or 60%, to $2,410 from $1,530 for the comparable quarter of the prior year. The increase is primarily due to additional payroll costs of $568 caused by the Finetre acquisition, increased international headcount, and higher health insurance expenses. The Company also experienced increases in rent of $113 primarily related to Finetre acquisition, additional travel and related costs of $102, and increases in professional fees for audit and legal services fees of $54.  Partially offsetting these costs increases was an overall decrease in facility costs of $377.Additionally the company recorded a $420 increase to the allowance of doubtful accounts receivable to address two dated invoices from one customer.

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the third quarter increased $197, or 45%, to $632 from $435 for the comparable quarter of the prior year. This increase is primarily due to additional intangible asset amortization expense related to the acquisition of Finetre.

Income tax expense — The income tax provision for the three months ended September 30, 2007 and 2006 was based on the estimated effective tax rates applicable for the twelve months ended December 31, 2007 and 2006, after considering items specifically related to the interim periods.  The effective tax rate of 9.07% for the third quarter of 2007 was 2.35% higher than the 6.72% effective rate for the comparable quarter of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Nine-month Period Ended September 30, 2007 Compared to the Nine-month Period Ended September 30, 2006

Total Revenue — The Company’s revenue is primarily derived from professional and support services (“services revenue”), including consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, professional and support services include fees for software license maintenance, Application Service Provider (“ASP”) services, hosting and other miscellaneous revenues.  Revenues are derived from the the licensing of proprietary and third party software (“software revenue”). Total revenue for the nine months ended September 30, 2007 increased $10,665 or 53%, to $30,640 from $19,975 for the comparable first nine months of the prior year.

Services Revenue — Total services revenue for the first nine months of 2007 increased $8,878 or 47%, to $27,602 from $18,724 for the comparable first nine months of the prior year. This increase was primarily due to the acquisitions of Finetre and Infinity, which accounted for $6,645 (75%) and $2,295 (26%) respectively.  Additionally we experienced continued growth in our EbixLife suite of products of $727, partially offset by a $661 decrease in consulting for BRiT projects.

During the first nine months of 2007 and 2006, approximately $1,366 and $2,477, respectively was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates. The amounts represented 4% and 12%, of the Company’s total revenues for the first nine months of 2007 and 2006, respectively. Brit owned approximately 25% of the Company’s common stock as of September 30, 2007. Neither Brit nor its affiliates have long-term agreements with the Company that provide certainty that such revenues will be recurring.

Software Revenue — Total software revenue for the first nine months of 2007 increased $1,787 or 143%, to $3,038 from $1,251 for the comparable first nine months of the prior year. This increase was primarily due to an increase in domestic software sales and reflects successful marketing efforts by the Infinity Services Division.

Costs of services provided — Cost of services provided includes costs associated with support, call center, consulting, implementation and training services. These costs for the first nine months increased $954, or 22%, to $5,124 from $4,170 for the comparable period of the prior year. This increase was due primarily to an increase in payroll expenses of $779 and facility costs of $347 related to the acquisitions of Finetre and Infinity, partially offset by a $199 reduction in service costs necessary to support the Company’s products.

Product Development Expenses — Product development expenses include payroll expenses and facilities costs for the development and product management departments.  Total product development expenses for the first nine months of 2007 increased $2,857 or

87%, to $6,122 from $3,265 for the comparable period of the prior year. This increase was due to an increase in domestic payroll expenses of $1,944, facility costs of $766, and travel related expenses of $106 primarily associated with the acquisitions of Finetre and Infinity.

Sales and Marketing Expenses — Total sales and marketing expenses for the first nine months of 2007 increased $1,160, or 58%, to $3,129 from $1,969 for the comparable period of the prior year. This increase was attributable to an increase in payroll expenses of $710, an increase in travel and related expenses of $200 and an increase in facility costs of $236 primarily associated with the acquisitions of Finetre and Infinity.

General and Administrative Expenses — Total general and administrative expenses for the first nine months increased $1,243 or 25%, to $6,135 from $4,892 for the comparable period of the prior year. This increase was primarily due to an increase in salaries of $1,043 associated with the Finetre acquistion, increased international headcount, and higher health insurance costs. The Company also experienced increases in rent of $345, travel and related costs of  $272, and increases in professional fees for audit and legal services fees of $170

Amortization and Depreciation Expenses — Total amortization and depreciation expenses for the first nine months increased $716, or 61%, to $1,882 from $1,166 for the comparable period of the prior year. This increase is primarily due to additional intangible asset amortization expense related to the acquisitions of Finetre and Infinity.

Income tax expense— The income tax provision for the nine months ended September 30, 2007 and 2006 was based on the estimated effective tax rates applicable for the twelve months ended December 31, 2007 and 2006, after considering items specifically related to the interim periods.  The effective tax rate of 4.57% for the nine months of 2007 was 2.32% lower  than the 6.89% effective rate for the comparable period of the prior year due to a different income mix among the various tax jurisdictions in which the Company does business.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $15,925 at September 30, 2007, compared to cash and cash equivalents of $5,013 at December 31, 2006.  The increase in the Company’s cash position is primarily due to the additional cash generated from operations and in particular the acquired operations of Finetre and Infinity.

During the nine months ended September 30, 2007, the Company generated operating cash flow of $8,848 as compared to $2,522 of operating cash flow for the nine months ended September 30, 2006. The additional cash flow realized from operations during the nine months ended September 30, 2007 is principally due the additional operating income generated by Finetre and Infinity, and improved accounts receivable turnover.

Cash used in investing activities of $534 in the nine months ended September 30, 2007 primarily represented expenditures made to purchase fixed assets.  During the nine months ended September 30, 2006 the $3,179 of cash was used for investing activities primarily for the Infinity acquisition.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $2,495.  During these nine months the Company generated $13,275 from the sale of 400 common shares and used $10,000 to pay off the outstanding balance on its line-of-credit.  During the nine months ended September 30, 2006, the Company used $779 for financing activities primarily related to principal payments on outstanding long-term debt obligations.

The Company maintains a revolving line of credit facility with LaSalle Bank N.A. During 2006, the line of credit was increased from $5,000 to $12,000. The line provides for a variable interest rate equal to LIBOR + 1.50% and is secured by a first security interest in substantially all of the Company’s assets.  During 2006 in connection with the Finetre acquisition, the Company borrowed $11,000 on the line of credit, all of which has since has been repaid. At September 30, 2007, the balance of the line of credit was $0.  In September of 2007 the maturity date on this note was extended for one year and the interest rate decreased to LIBOR + 1.30. The current interest rate on this line is approx 6.51%.  The line of credit contains certain financial covenants related to profitability, current assets and debt coverage to which the Company is in compliance.

During October 2006 in connection with the Company’s acquisition of Finetre, Ebix paid Finetre shareholders $13,000 for substantially all Finetre stock, and Finetre shareholders retain the right to earn up to $3,000 in additional payments over two years if certain revenue and operating income targets earned from Finetre services are met. No additional payments have been made to date  The Company funded the acquisition using available cash on hand of $2,000 and $11,000 from the Company’s line of credit.

During May 2006, the Company acquired substantially all of the operating assets of Infinity.  The Company acquired these assets for an upfront payment of $2,900 in cash and a potential future payment not exceeding $4,500 in cash if Infinity related services meet certain future revenue targets.  To date, no additional payments have been made The Company funded the acquisition using available cash on hand.

Letters of Credit: Under terms of the agreement with Heart Consulting Services Pty. Ltd. (“Heart”), which was acquired in 2004, $1,399 is payable by the Company under stand-by letters of credit issued by the Company’s lender on the Company’s line of credit in three equal annual installments. The three letters of credit expired on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. Under terms of the lease agreement for office space in Herndon, Virginia, the Company is required to maintain a stand-by letter credit in the amount $150. The requirement for this letter of credit expires in November 2007.

Stock repurchase plan: In June 2006, the Board of Directors announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. The Company has not repurchased any shares of common stock for the nine months ended September 30, 2007.

In planning for its capital needs, the Company takes into account its sources of cash, which include operating cash flow, cash balances and funds from credit facilities, and anticipated future cash needs, which include working capital requirements for operations, capital expenditures, and expenditures for business acquisitions. The Company has renewed its line of credit when it matured in August 2007.  Based on these considerations, the Company believes it will have sufficient cash from operations and credit facilities to satisfy its operating requirements, contractual obligations, and contingent payments from prior acquisitions, for at least the next several years. In order for the Company to make future acquisitions, it may be necessary to raise additional capital, either through equity or debt transactions.

The company is currently negotiating a strategic acquisition.  If the negotiations are successful the acquisition will be closed before the 2007 year end and will result in a significant reduction to our cash balance.

The table below summarizes the Company’s contractual commitments and long term debt obligations:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Contractual Obligations:
Short- and Long-Term Debt Obligations(1)	$965	$500	$465	$—	$—
Operating Leases Obligations	$5,646	$1,256	$2,016	$1,244	$1,130
Capital Leases Obligations	$11	$4	$7	$—	$—
Total	$6,622	$1,760	$2,488	$1,244	$1,130

(1)             Includes interest at an imputed interest rate of 4% for Heart and LifeLink and at an interest rate of 6.5% for the line of credit.

The Company has no off-balance sheet arrangements.

The Company had net interest income for the quarter ending September 30, 2007 of $174 which consisted of interest income of $182, generated from cash bank balances, partially offset by $8 of interest expense on the EbixLife debt. The net interest income of $11 for the nine months ended September 30, 2007 consisted of  $351 of interest income earned on cash bank balances offset primarily by $31 of interest expense on the EbixLife debt and $299 on our bank credit line.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have significant foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of the respective local currencies. Presently the Company has operations in Australia, New Zealand, Singapore, Canada and India, and conducts transactions in the local currencies of each country. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. The net change in cumulative foreign currency translation adjustment was an unrealized gain of $175 and an unrealized loss of $72 for the three months ended September 30, 2007 and 2006, respectively, and an unrealized gain of $302 and $16 for the nine months ended September 30, 2007 and 2006, respectively. The Company considered the historical trends in currency exchange rate and has determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $80 for the three months ended September 30, 2007 and a positive impact on income before taxes of approximately $26 for the three months ended September 2006. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $372 and $140 for the nine months ended September 30, 2007 and 2006, respectively. There has been no material changes in the Company’s interest rate risk during the nine months ended September 30, 2007. For additional information on interest rate risk, refer to the “Quantitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that in all material respects  it is able to accurately collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the fiscal quarter ended September 30, 2007, the Company’s controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the SEC within the required time periods.

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reports.

Part II — OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

None.

Item 1A.                 RISK FACTORS

Information regarding risk factors appears in “MD&A - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results.  Such risk factors are expressly incorporated herein by reference.  The risks described in our Annual Report are not the only risks facing our Company.  In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Pursuant to the Share Purchase Agreement, Ebix must, among other things: (1) prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement registering the Shares as soon as practicable, but in no event later than the 45th day following the closing date of the sale of the Shares; (2) use its reasonable best efforts to cause the SEC to notify the Company of the SEC’s willingness to declare the registration statement effective on or before  120 days after the closing date of the sale of the Shares; (3) cause the Shares to be duly listed for trading on the Nasdaq Global Market concurrently with the effectiveness of the registration statement; and (4) take such action that is necessary to keep the registration statement effective until the earlier of (a) the date on which the Shares may be resold without registration and without regard to any volume limitations under Rule 144(k), (b) all of the Shares have been sold pursuant to the registration statement or Rule 144, or (c) the second anniversary of the closing date of the sale of the Shares. During the third quarter of 2007 while the company was clearing comments received from the Securities and Exchange Commission on the S-1, the purchaser requested an additional 100,000 purchased shares be included in this filing. The company expects to file an amended S-1A with the SEC in early November 2007.

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

Ebix, Inc.

Date: October 31, 2007	By	/s/ Robin Raina
Robin Raina
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Certificates of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Accounting Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002