Form 10-K
period 2007-12-31
EBIX INC
filed 2008-03-31
CIK 814549

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

to

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of March 27, 2008, the number of shares of Common Stock outstanding was 3,424,079. As of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ SmallCap Market on such date, was approximately $74,430,943 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company's common stock are affiliates).

EBIX, INC.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

        As used herein, the terms "Ebix," "the Company," "we," "our" and "us" refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.

        This Form 10-K and certain information incorporated herein by reference contains forward-looking statements and information within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market, and management's plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," "will," "should," and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

        Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part I, Item IA, "Risk Factors", below, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the company's ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia and India wherein we have significant operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts.

        Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.

        Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto.

        You may obtain our SEC filings at our website, www.ebix.com under the "Investor Information" section, or over the Internet at the SEC's web site, www.sec.gov.

PART I

Item 1.    BUSINESS

Company Overview

        Ebix, Inc. (the "Company") was founded in 1976 as Delphi Systems, Inc., a California corporation. In December 2003 the Company changed its name to Ebix, Inc. The Company is listed on the NASDAQ Global Market.

        Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries.

        Ebix's goal is to be the leading powerhouse of backend insurance transactions in the world. The Company's technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made.

        Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of organizations.

        On November 1, 2007, Ebix completed the acquisition of Jenquest, Inc. ("Jenquest"), a leader in the certificate of insurance tracking industry located in Hemet, California. The purchase price was $11.25 million and was primarily financed from internal sources using our own cash reserves. The Company's consolidated financial statements for 2007 include the results of operations for Jenquest from November 1 through December 31, 2007.

        Effective May 2006 the Company completed the acquisition of Infinity Systems Consulting, Inc. ("Infinity") for an up-front payment of $2.9 million in cash and future potential payments not exceeding $4.5 million if certain revenue targets of the Infinity division were met. Effective October 2006, Ebix acquired Finetre Corporation ("Finetre") for a cash payment of $13.0 million and future potential payments not exceeding $3.0 million if certain future revenue and operating income targets of the Finetre division were met. The Company's consolidated financial statements for 2006 include the results of operations for Infinity and Finetre from the effective date of the acquisitions. For 2007, it includes the full twelve months of the results of operations for these acquisitions completed during 2006.

        Effective January 2, 2008 Ebix completed the acquisition of Telstra eBusiness Services Pty Limited ("Telstra"), a premier insurance exchange located in Melbourne, Australia. The purchase price was $43.8 million and was financed with a combination of available cash reserves, proceeds from the issuance of convertible debt, proceeds from the sales of unregistered shares of the Company's common stock, and funding from the Company's revolving line of credit.

        The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; and Dallas, Texas. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to more than 3,000 customers on six continents. Ebix's focus on quality has enabled its development unit in India to be awarded Level 5 status of the Carnegie Mellon Software Engineering Institute's Capability Maturity Model Integrated (CMMI). Ebix has also earned ISO 9001:2000 certification for both its development and call center units in India.

        Information on the geographic dispersion of the Company's revenues, net income and fixed assets is furnished in Note 11 to the consolidated financial statements, included elsewhere in this Form 10-K.

Industry Overview

        The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in the desire to reduce paper based processes and improve efficiency both at the back-end side and also at the consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges and reduced paper based processes are becoming increasingly a norm across the world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.

Products and Services

        The Company's product and service strategy focuses on the following four areas: (1) worldwide sale, customization, development, implementation and support of its insurance carrier system platforms "Infinity Systems" and "Business Reinsurance and Insurance Company System ("BRICS")"; (2) worldwide sales and support of broker/agency management systems including EbixASP, eGlobal and Winbeat (3) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products in the life, annuity and property & casualty sectors worldwide namely the EbixExchange family of products—WinFlex VitalSuite, AnnuityNet, LifeSpeed; and, (4) business process outsourcing services, which include certificate tracking, call center and back office support.

        Ebix revenue is derived primarily from the services part of our business that includes ASP services, transaction based exchanges, transaction based BPO services, professional and support services to the insurance companies, distributors, brokers and large corporate clients.

        Professional and support services include software development, and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered on an ASP basis, and for the maintenance of software licenses. The Company anticipates that future revenue growth will be principally provided by ASP services (EbixExchange, WinFlex, Vital Suite, AnnuityNet, and LifeSpeed), software development and customization services, licensing of the Infinity and BRICS systems, international broker system operations, and business process outsourcing ("BPO") services.

        Insurance carrier system products and services have centered around two system platform products: Infinity Systems and BRICS. Infinity Systems is a comprehensive, fully integrated, client server technology policy and claims administration system designed for small to medium sized property and casualty insurers. Infinity Systems sales have principally occurred in the United States. The BRICS product is a.NET based end to end carrier management system that includes key modules such as policy management, claims administration, underwriting, rating, and general ledger. The system is fully configurable for each customer and is provided in an ASP or client hosted mode as desired by the customer. BRICS is presently marketed internationally and in the United States.

        The broker/agency channel is served by several products and services, including EbixASP, eGlobal, and Winbeat. EbixASP is a web-enabled system for insurance agencies to manage their businesses. EbixASP is sold both as a hosted and a self-hosted product. The Company focuses on providing self hosted broker systems, under the name Winbeat to small and midsize brokers in the Australian market.

        The Company licenses "eGlobal" its multi-lingual/multi-currency agency management software product line in the international markets to large brokers in a self hosted and hosted mode.

        The Company's exchange suite of products includes, WinFlex, Vital Suite, EbixExchange, AnnuityNet and LifeSpeed. WinFlex and Vital Suite are EbixLife services that provide sales illustrations and quote comparison services to insurance brokers, carriers and wholesalers operating in the life insurance, annuity and long-term care markets. EbixExchange is an Internet based service developed by the Company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers. The AnnuityNet platform is an exchange service that is designed to link annuity distributors and issuers. It provides workflow routing, compliance and application vetting for annuity products. The LifeSpeed platform is an exchange service designed to connect life insurance distributors and carriers, providing workflow automation, data collection and status of life insurance sales.

        The Company has developed a business process outsourcing service based in India that provides back-end call center services primarily for brokers and insurance carriers.

        Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry including carriers, brokers, exchanges and standard making bodies.

Product Development

        The Company has consistently been focused on maintaining high quality product development standards. Our India development facility is certified for Carnegie Mellon's highest rating level, "CMMi 5". Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies, or developing and maintaining the Company's websites.

        The Company has expended $7.6 million, $5.2 million, and $3.3 million during the years ending December 31, 2007, 2006, and 2005 respectively on product development initiatives.

        The Company's product development efforts are focused on the continued enhancement of the EbixASP, BRICS, eGlobal, EbixLife, EbixExchange, IDS, AnnuityNet, and LifeSpeed product and service lines, the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets.

Competition

        We operate in a number of geographic, product and service markets, which are highly competitive. In the area of exchange connectivity the Company competes with different entities in different sectors. The Company's life and annuity exchanges, such as Winflex, Vital sales suite, AnnuityNet and LifeSpeed are sold under the family name EbixExchange, and compete with internally developed systems and a few smaller entities operating in the insurance markets in the United States.

        In the area of agency management systems in the global markets outside the United States, Ebix competes with different local players in each country with no one common competitor across the world. In the United States, the Company's EbixASP broker system product competes primarily with three companies that provide similar software which is in competition with EbixASP.

        In the area of insurance company systems, the Company competes with established vendors such as Computer Science Corporation, Rebus and PMSC.

        In the area of software development, customization, and consulting services the Company competes with development, and software providers and in-house information technology departments in carriers and targeted clients.

        Key differentiating factors for the Ebix's products and services include our superior product technology, features and functions, ease of use, common code base around the world, multilingual and multicurrency systems, end-to-end project management, reputation, reliability, adoption to insurance regulation, insurance industry expertise, technological expertise, and the quality of customer support and training.

Intellectual Property

        Ebix generally seeks protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. We regard our software as proprietary and attempt to protect it with copyrights, trade secret laws and restrictions on the disclosure and transferring of title. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, confidentiality or other agreements or protections. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as trade secrets.

Employees

        As of December 31, 2007, the Company had 391 employees, distributed as follows: 22 in sales and marketing, 164 in product development, 161 in customer service and operations, 11 in call center operations, and 33 in general management and finance. None of the Company's employees is presently covered by a collective bargaining agreement. Management considers employee relations to be competitively good.

Executive Officers of the Registrant

        Following are the persons serving as our executive officers as of March 27, 2008, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	41	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	54	Chief Financial Officer and Corporate Secretary	2007

        There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

        ROBIN RAINA, 41, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Prior to joining Ebix, from 1990 to 1997, Mr. Raina held senior management positions for Mindware, an international technology consulting firm, serving in Asia and North America. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

        ROBERT F. KERRIS, 54, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

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

Risks Related To Our Business and Industry

  Because the support revenue that we have traditionally relied upon has been steadily declining, it is important that new sources of revenue continue to be developed.

        The company made a strategic decision a few years back to finish reliance on legacy products and related support services and instead focus on more current technology and services. Our revenue from the support services we offer in connection with our legacy software products has accordingly been decreasing over the course of the past few years. This downward trend in our support revenue makes us dependent upon our other sources of revenue.

  Adverse insurance industry economics could adversely affect our revenues.

        We are dependent on the insurance industry, which may be adversely affected by economic, environmental and world political conditions.

  We may not be able to secure additional financing to support capital requirements when needed.

        We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid market penetration, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our strategic business objectives or compete effectively. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our activities.

  Our recent acquisitions of Jenquest Inc. and Telstra eBusiness Services as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.

        The acquisitions of Jenquest Inc. and Telstra eBusiness Services and other potential future acquisitions, may subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, prohibitively higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated timeframes or at all; one or more of which risks, if realized, could have an adverse impact on our operations.

  We may not be able to continue to develop new products or services necessary to effectively respond to rapid technological changes.

        To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing and introducing new products and services to address our customers' changing demands.

        The marketplace in which we operate is characterized by:

  •
  rapidly changing technology;

  •
  evolving industry standards;

  •
  frequent new product and service introductions;

  •
  shifting distribution channels; and

  •
  changing customer demands.

        Our future success will depend on our ability to adapt to this rapidly evolving marketplace. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting our market, and we may be unable to effectively adapt to these changes.

  The markets for our products are highly competitive and are likely to become more competitive, and our competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.

        We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our insurance software business also experiences competition from certain large hardware suppliers that sell systems and system components to independent agencies, and from small independent developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Our Internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

        Some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, we believe we will face increasing competition as the online financial services industry develops and evolves. Our current and future competitors may be able to:

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

        We regard our intellectual property in general and our software in particular, as critical to our success. It may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information that we regard as trade secrets. Existing copyright law affords only limited practical protection, and our software is unpatented.

  If we infringe on the proprietary rights of others, our business operations disrupted, and any related litigation could be time consuming and costly.

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

        Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Robin Raina, our chief executive officer. The loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, nor do we maintain key man life insurance policies on any of our key employees.

        Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees. If we are not able to attract and retain key skilled personnel, our business will be harmed. Competition for personnel in our industry is intense.

  Our international operations are subject to a number of risks that could affect our revenues, operating results, and growth.

        We market our products and services internationally and plan to continue to expand our Internet services to locations outside of the United States. 27% of our 2007 revenues were generated from our foreign subsidiaries. We currently conduct operations in Australia, New Zealand, and Singapore, and have product development activities and call center services in India. Our international operations are subject to other inherent risks, including:

  •
  the impact of recessions in foreign economies on the level of consumers' insurance shopping and purchasing behavior;

  •
  greater difficulty in collecting accounts receivable;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  seasonal reductions in business activity;

  •
  burdensome regulatory requirements;

  •
  trade and financing barriers, and differing business practices;

  •
  fluctuations in exchange rates;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

        Furthermore, our entry into additional international markets requires significant management attention and financial resources, which could divert management's attention to existing business operations.

  Our financial results may be adversely affected by the weakening U.S. Dollar and fluctuations in currency exchange rates.

        We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase if we expand our operations in overseas. We have not entered into any hedging arrangements to protect our business against currency fluctuations. We will monitor changes in our exposure to exchange rate risk that result from changes in our business situation. If we do not enter into effective hedging arrangements in the future, our results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

Risks Relating to Regulation and Litigation

  Federal Trade Commission laws and laws and regulations that govern the insurance industry could expose us or the agents, brokers and carriers with whom participate in our online marketplace to legal penalties.

        We perform functions for licensed insurance agents, brokers and carriers and are, therefore, required to comply with complex regulations that vary from state to state and nation to nation. These regulations can be difficult to comply with, and can be ambiguous and open to interpretation. If we fail to properly interpret and/or comply with these regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations affecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in regulations regarding the manner in which insurance is sold, our business could be adversely affected.

Risks Related to Our Conduct of Business on the Internet

  Any disruption of our Internet connections could affect the success of our Internet based products.

        Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in Internet usage could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions frequently occur in the future, usage of our website could grow more slowly than anticipated or decline, and we may lose revenues and customers.

        If the Internet data center operations that host any of our websites were to experience a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. The controls implemented by our third-party service providers may not be to prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

  Concerns regarding security of transactions or the transmission of confidential information over the Internet or security problems we experience may prevent us from expanding our business or subject us to legal exposure.

        If we do not maintain sufficient security features in our online product and service offerings, our products and services may not gain market acceptance, and we could be exposed to legal liability.

Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remediate security breaches. Additionally, if we are unable to adequately address our customers' concerns about security, we may have difficulty selling our products and services.

  Uncertainty in the marketplace regarding the use of Internet users' personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses.

        Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Legislation has been proposed that would limit the users of personal identification information of Internet users gathered online or require online services to establish privacy policies. Many state insurance codes limit the collection and use of personal information by insurance agencies, brokers and carriers or insurance service organizations. Moreover, the Federal Trade Commission has settled a proceeding against one online service that agreed in the settlement to limit the manner in which personal information could be collected from users and provided to third parties.

  Future government regulation of the Internet could place financial burdens on our businesses.

        Because of the Internet's popularity and increasing use, new laws and regulations directed specifically at e-commerce may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors and related privacy issues; pricing; taxation; telecommunications over the Internet; content; copyrights; distribution; and domain name piracy. The enactment of any additional laws or regulations, including international laws and regulations, could impede the growth of revenue from our Internet operations and place additional financial burdens on our business.

Risks Related To Our Common Stock

  The price of our common stock may be extremely volatile.

        In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent years. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

  •
  announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;

  •
  trends or conditions in the insurance, software, business process outsourcing and Internet markets;

  •
  changes in market valuations of our competitors; and

  •
  general political, economic and market conditions.

        In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to a specific company's operating performance. As a result, investors may not be able to sell shares of our common stock at or above the price at which an investor purchase paid. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention could be diverted from our business.

  Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.

        Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on our results of operations during any particular period as an indication of our results for any other period. Factors that may affect our periodic results may include the loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another.

        Our operating expenses are based in part on our expectations of our future revenues and are partially fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

  The significant concentration of ownership of our common stock will limit an investor's ability to influence corporate actions.

        The concentration of ownership of our common stock may limit an investor's ability to influence our corporate actions and have the effect of delaying or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. At March 27, 2008 Brit Insurance Holdings PLC beneficially owned 730,163 shares representing 21% of our outstanding common stock and, together with our executive officers, directors, and owners of at least 5% of our common stock beneficially owned approximately 82% of our outstanding common stock. At December 31, 2007 institutional and mutual funds owed approximately 34% of our common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our articles of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to interests of other investors or prevent the taking of actions that are consistent with their respective interests.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        The Company's corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 9,800 square feet of commercial office space. Until December 31, 2006 the Company's corporate headquarters were located in Schaumburg, Illinois (a suburb of Chicago). In addition the Company and its subsidiaries lease office space of 5,500 square feet in Park City, Utah, 4,148 square feet in Dallas, Texas, 12,000 square feet in Herndon, Virginia, 10,800 square feet in Hemet, California, and 2,156 square feet in Walnut Creek, California. Additionally, the Company leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. The Company owns two facilities in India with total square footage of approximately 29,000 square feet. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.

Item 3.    LEGAL PROCEEDINGS

        In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

Item 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        At December 31, 2007 the principal market for the Company's common stock was the NASDAQ Global Capital Market. The Company's common stock trades under the symbol "EBIX." As of March 27, 2008, there were 58 holders of record of the Company's common stock. Effective January 29, 2007 the principal market for the Company's common stock was changed to the NASDAQ Global Market.

        The following tables set forth the high and low closing bid prices for the Company's common stock for each calendar quarter in 2007 and 2006.

Year Ended December 31, 2007	High	Low
First quarter	$29.00	$24.52
Second quarter	42.00	29.07
Third quarter	52.90	37.64
Fourth quarter	73.19	46.86

Year Ended December 31, 2006	High	Low
First quarter	$20.71	$18.40
Second quarter	21.50	16.53
Third quarter	20.50	14.90
Fourth quarter	28.91	20.10

        As of March 27, 2008, there were 3,424,079 shares of the Company's common stock outstanding.

Dividends

        The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

        As of December 31, 2007, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2007 related to these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
—1996 Stock Incentive Plan	518,598	11.79	320,136
—1998 Non-Employee Directors Plan	11,550	17.90	16,425
Total	530,148	$11.92	336,561

Recent Sales of Unregistered Securities

        On June 1, 2007, the Company entered into a share purchase agreement (the "Share Purchase Agreement") to sell 400,000 shares (the "Shares") of unregistered common stock at $33.25 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 163,600 shares of the Company's common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 236,400 shares of the Company's common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company's outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company's outstanding common stock. Pursuant to the Share Purchase Agreement, Ebix was obligated to file with the SEC a registration statement, for the underlying shares of our common stock and to use our reasonable best efforts to cause the SEC to declare the registration statement effective, and take such action that is necessary to keep the registration statement effective. During the third quarter of 2007, while the company was clearing comments received from the Securities and Exchange Commission on the subject Form S-1 registration statement, the purchaser requested an additional 100,000 purchased shares be included in this filing. The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.

        On December 13, 2007 the Company entered into a share purchase agreements (the "Share Purchase Agreements") to sell 38,462 shares and 38,461 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both "accredited investors" within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the Share Purchase Agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. The Company is in the process of preparing the subject registration statement.

        On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a price of $63.84 per share, subject to certain adjustments as set forth in the note. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. Further, in the event of a change of control of the Company, as defined in the Note, in addition to any other rights Whitebox may have, Whitebox has the right to put the then-outstanding principal amount of the Note (including any accreted interest) to the Company. Upon the exercise of this put right, the Company is required to pay to Whitebox an amount in cash equal to 110% multiplied by the greater (i) the then-outstanding principal amount of the Note (including any accreted interest) or (ii) the listed or quoted average price of the Common Stock on the trading market on which the Common Stock is then listed for trading for the 20 trading days preceding the change in control multiplied by the number of shares into which the Note is then entitled to be converted. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $63.84 per share, if the average price of the Company's Common Stock on the trading market exceeds $128.00 for any consecutive 30 trading days. Pursuant to the Secured Convertible Note Agreement, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. The Company is in the process of preparing the subject registration statement.

        On December 20, 2007 the Company entered into a share purchase agreements (the "Share Purchase Agreements") to sell 20,000 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an "accredited investors" within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the Share Purchase Agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. The Company is in the process of preparing the subject registration statement.

Use of Proceeds from the Recent Sales of Unregistered Securities

        The proceeds of the above cited recent sales of unregistered shares of our common stock and the issuance of convertible debt were used towards to financing of our acquisitions of Jenquest Inc. in November 2007 and Telstra eBusiness Services in January 2008.

Recent Purchases of Equity Securities

        The Company did not purchase any of its equity securities during the fourth quarter of 2007.

Item 6.    SELECTED FINANCIAL DATA

        The following data for fiscal years 2007, 2006, and 2005 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands, except per share data)
Results of Operations:
Revenue	$42,841	$29,253	$24,100	$19,983	$14,433
Operating income	12,801	6,712	4,650	2,406	1,691
Net income	$12,666	$5,965	$4,322	$2,240	$1,669
Net income per share:
Basic	$4.08	$2.15	$1.55	$0.80	$0.73
Diluted	$3.61	$1.90	$1.38	$0.72	$0.71
Shares used in computing per share data:
Basic	3,102	2,768	2,789	2,784	2,294
Diluted	3,512	3,137	3,121	3,104	2,349
Financial Position:
Total assets	$108,047	$47,352	$27,981	$31,335	$11,971
Short-term debt	16,161	11,006	969	4,477	73
Long-term debt	21,253	934	1,844	2,796	—
Redeemable common stock	—	—	1,461	4,262	—
Stockholders' equity	$60,678	$26,166	$17,501	$13,508	$6,692

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used herein, the terms "Ebix," "the Company," "we," "our" and "us" refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity.

        The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, rate levels and actions by competitors, regulatory matters, general economic conditions, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof or variations thereon or comparable terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

        Ebix is focused on the convergence of all insurance channels, processes, and entities in order to facilitate the seamless flow of data. The Company designs products and services that are pioneering and ahead of our competition. The Company's marketing efforts are concentrated on the insurance company, broker, data exchange, and business process outsourcing channels. We offer solutions including an end-to-end insurance portal, exchanges for data transmission, agent management systems, and carrier systems (including end-to-end rating, quoting, policy processing, claims processing, and on-line risk binding).

        Our customers include hundreds of the top insurance and financial sector companies in the world. 4,500 brokers across 52 countries (including six of the world's top ten insurance brokers) and 45 of the top rated life insurance companies use Ebix systems and applications. Over 70% of Ebix's revenues are recurring. Rather than license our products in perpetuity, we either license them for a few years with ongoing support revenues, or license them on a transaction basis using a hosting or ASP model.

        Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share, and cash provided by operating activities. We monitor these indicators, in conjunction with our corporate governance practices, to ensure that business vitality is maintained and effective control is exercised.

        The key performance indicators for the twelve months ended December 31, 2007, 2006, and 2005 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Revenue	$42,841	$29,253	$24,100
Revenue growth	46%	21%	21%
Operating income	$12,801	$6,712	$4,650
Operating margin	30%	23%	19%
Net Income	$12,666	$5,965	$4,322
Diluted earnings per share	$3.61	$1.90	$1.38
Cash provided by operating activities	$14,374	$4,150	$5,483

RESULTS OF OPERATIONS

Ebix, Inc. Subsidiaries

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Operating revenue:	$42,841	$29,253	$24,100
Operating expenses:
Costs of services provided	7,114	5,916	5,915
Product development	7,609	5,234	3,258
Sales and marketing	4,116	3,002	2,073
General and administrative	8,602	6,594	6,883
Amortization and depreciation	2,599	1,795	1,321

Total operating expenses	30,040	22,541	19,450

Operating income	12,801	6,712	4,650
Interest income (expense), net	151	(61)	(14)
Foreign exchange gain (loss)	247	(6)	(20)

Income before taxes	13,199	6,645	4,616
Income tax expense	(533)	(680)	(294)

Net income	$12,666	$5,965	$4,322

TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Operating Revenue

        Total revenue—The Company's revenues are derived primarily from the services sector with a smaller portion coming from the software licensing business. Service sector revenue includes transaction fees, hosting fees, implementation, software development and customization, maintenance, consulting, training and project management services provided to the Company's customers using our exchanges and other services. Software licensing revenue includes revenue derived from the licensing of our proprietary platforms and the licensing of third party software applications. During the twelve months ended December 31, 2007 our total revenue increased $13.6 million or 46%, to $42.8 million in 2007 compared to $29.3 million in 2006. $6.6 million of this revenue increase is attributable to the full year inclusion of revenues generated by Infinity and Finetre acquired in May and October of 2006 respectively, and $1.1 million is attributable the two months of revenue generated by Jenquest acquired in November 2007. The specific components of our revenue and the changes experienced during the past year are discussed further below.

        Services revenue increased $11.8 million or 43%, from $27.6 million in 2006 to $39.4 million in 2007. Virtually all divisions of Ebix showed an increase in revenue during 2007 (excluding the expected continued reduction in revenues derived from the support of our legacy product lines).

        Carrier systems division revenue increased $2.7 million which includes approximately $1.4 million resulting from full year inclusion of revenue generated by Infinity which we acquired in May 2006.

        EbixExchange division revenues increased $9.2 million which includes approximately $5.2 million resulting from the full year inclusion of revenue generated by our Finetre which we acquired in October 2006.

        BPO division revenues increased $1.1 million primarily due to our recent acquisition of Jenquest (d.b.a. Insurance Data Services division and renamed to "EBIX BPO") which was acquired in November 2007.

        Partially offsetting these increases to our services revenue is a $480 thousand in reduction in support and maintenance revenues associated with our legacy products. We expect that the support and maintenance services associated with the Company's legacy products will continue to decrease due to our pronounced philosophy of finishing legacy support as an offering in the future. The Company will maintain the support of these legacy products as contractually required or for as long as we deem it is economically feasible to do so, after which we will discontinue further associated support services.

        Software licensing revenue increased $1.8 million or 109%, from $1.7 million in 2006 to $3.5 million in 2007. This increase is primarily associated with two significant long-term contracts executed by our Infinity division and involves the sale of source code, software licenses, and customization and implementation services.

        During 2007 approximately $1.7 million was recognized as services revenue from Brit Insurance Holdings PLC ("Brit") and its affiliates related to development projects. Revenue from Brit and its affiliates represented 4% of our revenues for 2007. The revenue from Brit relates primarily relates to the customization of BRICS for the London market, hosting services, software development services, and transaction processing fees. As of December 31, 2007, Brit held 730,163 shares of common stock, representing 22% percent of our outstanding common stock as of December 31, 2007.

Costs of services provided

        Costs of services provided increased $1.2 million or 20%, from $5.9 million in 2006 to $7.1 million in 2007. This increase is primarily caused by the full year inclusion of payroll and facility costs incurred in our Finetre and Infinity divisions, both of which were acquired during 2006, which added $1.1 million of expense in 2007, and $581 thousand of costs incurred in our recently added Insurance Data Services division acquired in November 2007. Overall our costs of services provided as a percentage of revenues were reduced to 16.6% in 2007 from 20.2% in 2006.

Product development expenses

        Product development expenses increased $2.4 million or 45%, from $5.2 million in 2006 to $7.6 million in 2007. Factors causing this increase in costs are the effect of including a full year of payroll and facility costs incurred by our Finetre and Infinity divisions, acquired during 2006 and which added approximately $2.0 million of operating costs during 2007. Overall our product development expenses as a percentage of revenues remained at 17.8% during the years of 2007 and 2006.

Sales and marketing expenses

        Sales and marketing expenses increased $1.1 million or 37%, from $3.0 million in 2006 to $4.2 million in 2007. The primary causes for this cost increase are the inclusion of twelve months of payroll, travel, and facility costs incurred by the Infinity and Finetre divisions, acquired in May and October of 2006 respectively and which added approximately $1.1 million to our operating costs during 2007, and $206 thousand of additional payroll related expenses due to headcount and compensation increases. Overall our sales and marketing expenses as a percentage of revenues were reduced to 9.6% in 2007 from 10.3% in 2006.

General and administrative expense

        General and administrative expenses increased $2.0 million or 30%, from $6.6 million in 2006 to $8.6 million in 2007. This increase is primarily caused by staff additions and increased payroll related costs. Also contributing to the increase in general and administrative costs is the inclusion of a full year of payroll, facility, and communication costs incurred by the Finetre division, acquired in October 2006 and which added approximately $240 thousand to our operating costs during 2007. Overall our general and administrative expenses as a percentage of revenue were reduced to 20.1% in 2007 from 22.5% in 2006.

Amortization and depreciation expenses

        Amortization and depreciation expenses increased $804 thousand, or 45%, from $1.8 million in 2006 to $2.6 million in 2007. This increase is due primarily to the acquisitions of Infinity and Finetre in May and October of 2006, respectively, which resulted in $420 thousand of additional amortization costs with respect to the related acquired intangible assets, and our capital expenditures during year for equipment and facilities which caused a $195 thousand increase to depreciation expense.

Income Taxes

        Income tax expense decreased $147 thousand, or 22%, from $680 thousand in 2006 to $533 thousand in 2007. This reduction is primarily due to the recognition of certain deferred tax assets (net of the respective valuation allowances) as related to temporary timing differences associated with specific expense and revenue items that are treated differently for purposes of determining book and taxable income. Also affecting the decrease in income tax expense is the difference between the effective and statutory rates associated with the change in the mix of taxable income amongst the various domestic and foreign tax jurisdictions in which the Company operates. In the United States, the Company utilized $16.0 million of available net operating losses to partially offset our taxable income. Our effective tax rate was 4.04% for the twelve months ended December 31, 2007, down from 10.2% for the same period in 2006.

TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Operating Revenue

        Total revenue increased $5.2 million or 21%, to $29.3 million in 2006 compared to $24.1 million in 2005, as discussed further below.

        Services revenue increased $4.7 million or 21%, from $22.9 million in 2005 to $27.6 million in 2006. This increase was primarily due to the 2006 acquisitions of Infinity and Finetre which accounted for $2.8 million and $1.8 million of the change respectively. Additionally, we experienced increases in international consulting revenues and continued growth in our EbixLife suite of products, generating $965 thousand of additional revenue. These increases were partially offset by decreases revenues associated with our legacy products.

        Support revenue associated with the Company's legacy products continued to decrease due to the trend of declining renewals for these older product lines. Support revenue decreased $593 thousand, or 22%, during 2006 to $2.1 million compared to $2.7 million in 2005.

        Software licensing revenue increased $441 thousand or 36%, from $1.2 million in 2005 to $1.7 million in 2006. This improvement was caused by increases in international software sales due primarily to market growth for our eGlobal software.

        During 2006 approximately $3.1 million was recognized as services revenue from Brit Insurance Holdings PLC ("Brit") and its affiliates related to call center and development projects. Revenue from Brit and its affiliates represented 11% of our revenues for 2006. As of December 31, 2007, Brit held 730,163 shares of common stock, representing 22% percent of our outstanding common stock as of December 31, 2007.

Costs of services provided

        Costs of services provided during 2006 was $5.9 million which was approximately the same level of expense incurred in 2005. $112 thousand of increased payroll expenses associated with the 2006 acquisitions of Finetre and Infinity and increases in facility costs amounting to $34 thousand were partially offset by a $45 thousand decrease in product support expenses and a $99 thousand decrease in international support costs.

Product development expenses

        Product development expenses for 2006 increased $2.0 million or 61%, from $3.3 million in 2005 to $5.2 million in 2006. This increase was due to $1.5 million of additional salary and payroll related expenses associated with the 2006 acquisitions of Finetre and Infinity, an increase in facility costs of $413 thousand, an increase in consulting related expenses of $30 thousand and an increase in international payroll expenses of $33 thousand.

Sales and marketing expenses

        Sales and marketing expenses for 2006 increased $929 thousand or 45% from $2.1 million in 2005 to $3.0 million in 2006. This increase was primarily due additional salary and payroll related expenses, facility costs, travel related expenses, trade show expenses, and communication expenses which in the aggregate amounted to $798 thousand and are directly associated with the 2006 acquisitions of Finetre and Infinity.

General and administrative expenses

        General and administrative expenses for 2006 decreased $289 thousand or 4% from $6.9 million in 2005 to $6.6 million in 2006. The Company successfully controlled these costs irrespective of the acquisitions of Infinity and Finetre executed during the year.

Amortization and depreciation expenses

        Amortization and depreciation expenses for 2006 increased $474 thousand or 36% from $1.3 million in 2005 to $1.8 million in 2006. This increase was due primarily to the acquisitions of Infinity and Finetre in May and October of 2006, respectively. These acquisitions resulted in the increased amortization of intangible assets and additional depreciation of fixed assets.

Income Taxes

        Income tax expense for 2006 increased $386 thousand or 131% from $294 thousand in 2005 to $680 thousand in 2006. This increase was due to the increase in income before taxes and a difference between the effective and statutory rates associated with the change in the mix of taxable income amongst the various domestic and foreign tax jurisdictions in which the Company operates. In the United States, the Company was able to utilize net operating losses to partially offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Our ability to generate cash from operations is one of our fundamental financial strengths. We use and intend to continue using cash flows from operations, along with borrowings to fund capital expenditures and growth initiatives, make acquisitions, retire outstanding indebtedness, and purchase outstanding shares of our common stock.

        We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to our credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty.

        We continue to evaluate our ability to sell additional equity or debt securities, expand existing or obtain new credit facilities from lenders and restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We regularly evaluate potential acquisitions and from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. Specifically during 2008 the Company will continue its strategy of executing synergistic acquisitions of business that complement our product offerings and facilitate data convergence. In order to support such activities, the Company may seek additional equity or debt funding, or issue equity or debt to the seller, or a combination of both, to finance these business acquisitions. There are no assurance that such acquisition transactions will be completed or that financing will be available in amounts or on terms acceptable to us, if at all.

        Our cash and cash equivalents were $49.5 million and $5.0 million at December 31, 2007 and 2006, respectively. A substantial portion of our available cash balances at December 31, 2007 were used to finance the acquisition of Telstra eBusiness Services on January 2, 2008.

Operating Activities

        For the twelve months ended December 31, 2007, the Company generated $14.5 million of net cash flow from operating activities compared to $4.2 million for the year ended December 31, 2006, a 246% increase. The major sources of cash provided by operating activities for 2007 was net income of $12.7 million, net of $2.6 million of depreciation and amortization and a $142 increase in deferred revenue.

        Our net cash flow from operating activities for the twelve months ended December 31, 2006 was $4.2 million compared to $5.5 million for the same period in 2005, a 24% decrease. The major sources of cash provided by operating activities for 2006 was net income of $5.9 million, net of $1.8 million and a $677 thousand increase in deferred revenue, partially offset by a $3.7 million increase in accounts receivable.

Investing Activities

        Net cash used for investing activities totaled $15.3 million for the twelve months ended December 31, 2007, of which $11.3 million was used for the November 2007 acquisition of Jenquest, Inc. (d.b.a. Insurance Data Services, "IDS") and $1.8 million was used for capital expenditures related to the enhancement or deployment of technology platforms, and the replacement or adding of operating equipment. The IDS shareholders retain the right to earn up to $1.4 million in additional payments over two years if certain revenue and operating income targets are generated from the IDS division. The Company also incurred approximately $70 thousand of direct expenses related to this acquisition. The IDS acquisition was financed primarily from available cash balances.

        For the twelve months ending December 31, 2006 net cash used for investing activities totaled $15.4 million, of which $15.1 million was used for business acquisitions and $537 thousand was used for capital expenditures related to the enhancement or deployment of technology platforms, and the replacement or adding of operating equipment. The Company completed two business acquisitions during 2006, as detailed below:

  •
  Effective October 2006, Ebix acquired Finetre Corporation ("Finetre"). The Company paid Finetre's shareholders $13.0 million and Finetre's shareholders retained the right to earn up to

    $3.0 million in additional payments over the two years subsequent to the acquisition date if certain future revenue and operating income targets of the Finetre division are met. To date no additional payments have been earned or paid. The Company also incurred approximately $365 thousand of direct expenses related to this acquisition. The Finetre acquisition was financed using $2.0 million of cash on hand and an $11.0 million short-term borrowing from our revolving line of credit facility.

  •
  Effective May 2006, Ebix acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. ("Infinity"). The Company acquired these assets for an up-front payment of $2.9 million in cash and future potential payments not exceeding $4.5 million if certain revenue targets of the Infinity division are met. In December 2007 the first of the two potential earn-out payments in the amount of $2.8 million was remitted. The Company also incurred approximately $149 thousand of direct expenses related to this acquisition. The Infinity acquisition was financed primarily from available cash balances

  •
  For the twelve months ending December 31, 2005 net cash used for investing activities totaled $484 thousand, which was used for capital expenditures related to the enhancement or deployment of technology platforms, and the replacement or adding of operating equipment.

  Financing Activities

        Net cash provided by financing activities for the twelve months ended December 31, 2007 totaled $44.3 million, compared with net provided from financing activities of $9.8 million during the same period in 2006, and the net cash used in financing activities of $(4.0) million during the same period in 2005. During 2007 net short debt borrowings of $16.4 million, $20.0 million of proceeds from the issuance of long-term convertible debt, and $18.9 million of proceeds from the sale of our common stock were undertaken to fund our acquisitions of Insurance Data Services and Telstra eBusiness Services.

        For the twelve months ending December 31, 2006 the $9.8 million of cash provided from our financing activities was primarily used to complete the acquisition of Finetre. The financing activity during 2006 primarily consisted of borrowings from our revolving credit facility and the proceeds from the exercising of stock options, partially offset by repayment of long-term debt and re-purchases of our common stock.

        For the twelve months ending December 31, 2005 the $4.0 million of net cash used in our financing activities resulted primarily from the Company's repurchase of a redeemable stock guarantee for $2.7 million and the payment of a long-term debt obligation of $960 thousand. The funding for these financing outflows was primarily derived from cash generated by our operating activities.

  Revolving Credit Facility

        The Company has maintained a revolving line of credit facility with a major commercial banking institution. In December 2007 the credit facility agreement was amended and the line was increased from $15.0 million to $25.0 million. The interest rate on the credit facility remained unchanged at Libor plus 1.30%. At December 31, 2007 the balance on the line of credit was $15.7 million with an effective interest rate was 5.90%, thereby leaving $9.3 million available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.

Contractual Obligations and Commercial Commitments

        The following table summarizes our significant contractual purchase obligations and other long-term obligations as of December 31, 2007. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-term Debt(1)	$36,650	$500	$36,150	$—	$—
Operating leases	5,492	1,389	2,024	1,206	873
Capital Leases	8	3	5	0	—

Total	$42,150	$1,892	$38,179	$1,206	$873

(1)
Includes interest imputed at the rate of 4% for the February 2004 LifeLink acquisition and represents the effective rate as of the date of acquisition.

Off Balance Sheet Transactions

        We do not engage in off-balance sheet financing activities.

Letters of Credit

        Under terms of the July 2004 Heart acquisition agreement $1.4 million of the purchase consideration was to payable by the Company under stand-by letters of credit issued by the Company's lender against the Company's revolving line of credit and payable in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition. In July 2007 the last and final installment payment of $570 thousand was made.

        Under terms of the lease agreement for our office space in Herndon, Virginia, the Company is required to maintain a stand-by letter credit in the amount of $150 thousand. Upon occupancy in November 2007 the letter of credit was reduced to $30 thousand.

Inflation

        We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

        The following are recently issued accounting pronouncements that are pertinent to the Company's business:

  •
  In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, "Business Combinations," and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 31, 2007. The Company will adopt SFAS 141R during the 1st quarter of 2009 and is currently assessing the impact that this pronouncement will have on our financial statements.

  •
  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 during the 1st quarter of 2008 and is in the process of assessing the impact that this pronouncement will have on our financial statements.

  •
  In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 during the 1st quarter of 2008 and is in the process of assessing the impact that this pronouncement will have on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. The following accounting policies involve a "critical accounting estimate" because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

        The Company recognizes revenue in accordance with SEC SAB 104 "Revenue Recognition" and therefore we consider revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectibility of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement.

        We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition (SOP 97-2)," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21), individual contractual deliverables are accounted for separately if (a) the delivered items has value to the customer on a stand-alone basis;(b) there is vendor-specific objective and reliable evidence ("VSOE") of the fair value of the undelivered items; and, (c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially in our control. Software development arrangements involving significant customization, modification or production are accounted for in accordance with

Statement of Position 81-1, "Accounting for Performance on Construction-Type and Certain Production-Type Contracts, (SOP 81-1)" using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.

        The Company begins to recognize revenue from license fees for its application software products upon delivery and the customer's acceptance of the software implementation and customizations if applicable. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses and is recognized upon delivery together with the Company's licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." ASP transaction services fee revenue is recognized as the transactions occur and generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period.

        Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; software license fees received in advance of delivery, acceptance, and/or completion of the earnings process; and amounts received under multi-element arrangements in which the VSOE for the undelivered elements does not exist. In these instances revenue is recognized when the VSOE for the undelivered elements is established or when all contractual elements have been completed and delivered.

Allowance for Doubtful Accounts Receivable

        Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Valuation of Goodwill

        The Company applies the provisions of Financial Accounting Statement No. 142 "Goodwill and Other Intangible Assets (SFAS 142)" which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows.

        In analyzing goodwill for potential impairment, we use projections of future discounted cash flows to determine each reporting unit's fair value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2007, 2006 and 2005, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes (SFAS 109)." As part of the process of preparing our Consolidated Financial Statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income in the years in which those temporary differences are expected to be recovered or settled, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. A valuation allowance is currently set against certain net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. The Company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently re-invested.

        Effective January 2007 the Company adopted the Financial Accounting Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term "more likely than not" means that the likelihood of an occurrence is greater than 50%. The Company adopted FIN 48 during 2007 and as a result recognized a $566 thousand liability for unrecognized tax benefits of which $455 thousand was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

Foreign Currency Translation

        Our reporting currency is the U.S. dollar. The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary's' functional currency is included in the determination of net income.

Quarterly Financial Information (unaudited):

        The following is the unaudited quarterly financial information for 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2007
Total revenues	$9,018	$9,816	$11,807	$12,201
Operating income	2,238	2,298	3,712	4,553
Net income	1,962	2,513	3,693	4,498
Net income per common share:
Basic	$0.69	$0.85	$1.13	$1.36
Diluted	$0.61	$0.75	$1.00	$1.20
Year Ended December 31, 2006
Total revenues	$5,650	$7,029	$7,296	$9,278
Operating income	1,182	1,507	1,824	2,199
Net income	1,135	1,498	1,659	1,673
Net income per common share:
Basic	$0.41	$0.54	$0.60	$0.60
Diluted	$0.36	$0.48	$0.53	$0.53

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company's exposure to foreign currency exchange rates risk is related our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The majority of the Company's operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results, revenues or financial condition. During the years of 2007, 2006, and 2005 the net change in the cumulative foreign currency translation account, which is a component of stockholders' equity, was an unrealized gain(loss) of $1.8 million, $462 thousand, and ($510 thousand) respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse changes would have resulted in an adverse impact on income before income taxes of approximately $122 thousand, $70 thousand and $376 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2007 the Company had $36.7 million of outstanding debt obligations which consisted of a $15.7 million balance on our revolving line of credit, the $20.0 million convertible promissory note with Whitebox VSC, Ltd., and a $1.0 million balance on the note payable in connection with the 2003 acquisition of EbixLife. The Whitebox convertible note's interest rate is fixed at 2.5% and the EbixLife note is non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations. The Company's revolving line of credit bears interest at the rate of LIBOR + 1.3%, and stood at 5.9% at December 31, 2007. While the Company had interest rate risk related to this revolving line of credit, the exposure during year ending December 31, 2007 was minimal in that the debt was not incurred until December 26, 2007 and was mitigated by the interest income earned on the Company's existing cash balances. The Company's average cash balances during 2007 were $9.0 million and its existing cash balances as of December 31, 2007 was $49.5 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates earned on the Company's cash balances. Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $57 thousand for the year ending December 31, 2007. For the years ending December 31, 2006 and 2005 the Company determined that such adverse fluctuations in interest rates would not have had a material impact on its results from operations.

        The Company does not currently use any derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See also the "Quarterly Financial Information" included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ebix, Inc.

        We have audited the accompanying consolidated balance sheet of Ebix, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. Our audit also included the 2007 financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ebix, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2007 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As disclosed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Interpretation No. 48, "Accounting for Uncertainty in Income Taxes".

/s/ HABIF, AROGETI & WYNNE, LLP

Atlanta, Georgia
March 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ebix, Inc.
Atlanta, GA

        We have audited the accompanying consolidated balance sheet of Ebix, Inc. as of December 31, 2006 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. at December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedules for 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share Based Payment."

/s/ BDO SEIDMAN LLP

Chicago, Illinois
April 9, 2007

Ebix, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands, except per share amounts)
Operating revenue:	$42,841	$29,253	$24,100
Operating expenses:
Costs of services provided	7,114	5,916	5,915
Product development	7,609	5,234	3,258
Sales and marketing	4,116	3,002	2,073
General and administrative	8,602	6,594	6,883
Amortization and depreciation	2,599	1,795	1,321

Total operating expenses	30,040	22,541	19,450

Operating income	12,801	6,712	4,650
Interest income	509	248	294
Interest expense	(358)	(309)	(308)
Foreign exchange gain (loss)	247	(6)	(20)

Income before income taxes	13,199	6,645	4,616
Income tax provision	(533)	(680)	(294)

Net income	12,666	5,965	$4,322

Basic earnings per common share	$4.08	$2.15	$1.55
Diluted earnings per common share	$3.61	$1.90	$1.38
Basic weighted average shares outstanding	3,102	2,768	2,789
Diluted weighted average shares outstanding	3,512	3,137	3,121

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,466	$5,013
Trade accounts receivable, less allowances of $146 and $36 respectively	8,809	7,973
Other current assets	1,130	913

Total current assets	59,405	13,899

Property and equipment, net	3,356	2,183
Goodwill	36,408	23,118
Intangibles, net	7,318	7,867
Other assets	2,023	285

Total assets	$108,510	$47,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,231	$1,854
Accrued payroll and related benefits	1,517	1,549
Short term debt	15,650	10,000
Current portion of long term debt and capital lease obligation	510	1,009
Deferred revenue	5,645	5,552
Other current liabilities	149	44

Total current liabilities	25,702	20,008

Convertible debt	20,000	—
Other long term debt and capital lease obligation, less current portion	486	943
Other Liabilities	1,477	—
Deferred rent	719	235

Total liabilities	48,384	21,186

Commitments and Contingencies, Note 8
Stockholders' equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 3,406,234 issued and 3,397,344 outstanding at December 31, 2007 and 2,857,178 issued and 2,848,288 outstanding at December 31, 2006	337	286
Additional paid-in capital	114,771	94,914
Treasury stock (8,890 shares repurchased as of December 31, 2007 and December 31, 2006 respectively)	(149)	(149)
Accumulated deficit	(57,513)	(69,724)
Accumulated other comprehensive income	2,680	839

Total stockholders' equity	60,126	26,166

Total liabilities and stockholders' equity	$108,510	$47,352

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock							Accumulated Other Comprehensive (Loss) Income
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total	Comprehensive Income
	(In thousands, except share amounts)
Balance, December 31, 2004	2,911,154	$291	—	—	$92,717	$(376)	$(80,011)	$887	$13,508
Net income	—	—			—	—	4,322	—	4,322	$4,322
Cumulative translation adjustment	—	—			—	—	—	(510)	(510)	(510)

Comprehensive income										$3,812

Exercise of stock options	15,222	2			128	—	—	—	130
Restricted stock	14,140	1			—	65	—	—	66
Repurchase of guarantee	(200,000)	(20)			20	—	—	—	—
Deferred compensation and amortization related to options	—	—			(41)	26	—	—	(15)

Balance, December 31, 2005	2,740,516	$274	—	—	$92,824	$(285)	$(75,689)	$377	$17,501
Net income							5,965	—	5,965	$5,965
Cumulative translation adjustment	—	—			—	—	—	462	462	462

Comprehensive income										$6,427

Effect of SFAS No. 123(R)	—				(285)	285	—	—	—
Reclass of stock guarantee	—				1,327	—	—	—	1,327
Exercise of stock options	105,802	11			768	—	—	—	779
Restricted stock	10,860	1			133	—	—	—	134
Repurchase of treasury stock	—		(8,890)	(149)	—	—	—	—	149
Deferred compensation and amortization related to options	—	—	—	—	147	—	—	—	147

Balance, December 31, 2006 (as previously reported)	2,857,178	$286	(8,890)	$(149)	$94,914	$—	$(69,724)	$839	$26,166
Cumulative effect of adopting FIN 48	—	—	—	—	—	—	(455)	—	(455)

Balance, January 1, 2007 (revised)	2,857,178	$286	(8,890)	$(149)	$94,914	$—	$(70,179)	$839	$25,711
Net income							12,666		12,666	$$12,666
Cumulative translation adjustment								1,841	1,841	1,841

Comprehensive income										$14,507

Proceeds from issuance of common stock (net of issuance costs)	496,922	48			18,895				18,943
Exercise of stock options	41,133	3			641				644
Restricted stock	11,001				153				153
Deferred compensation and amortization related to options					168				168

Balance, December 31, 2007	3,406,234	337	(8,890)	$(149)	$114,771	$—	$(57,513)	$2,680	$60,126

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$12,666	$5,965	$4,322
Cumulative effect of adoption of FIN 48	(455)	—	—
Adjustments to reconcile net income before cumulative effect of the adoption of FIN 48 to cash provided by (used in) operating activities:
Depreciation and amortization	2,599	1,795	1,321
Provision for doubtful accounts	121	25	9
Restricted stock compensation	149	134	65
Stock-based compensation	168	147	(15)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(803)	(3,655)	(255)
Other assets	(1,952)	(357)	122
Accounts payable and accrued expenses	377	(277)	181
Accrued payroll and related benefits	(32)	(304)	(72)
Other liabilities	1,491	—	—
Deferred revenue	142	677	(195)

Net cash provided by operating activities	14,471	4,150	5,483

Cash flows from investing activities:
Investment in Finetre, net of cash acquired	(15)	(12,042)	—
Investment in Infinity, net of cash acquired	(2,870)	(3,049)	—
Investment in IDS, net of cash acquired	(11,253)	—	—
Deferred rent	568	225	—
Capital expenditures	(1,754)	(537)	(484)

Net cash used in investing activities	(15,324)	(15,403)	(484)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	18,945	—	—
Proceeds from line of credit	16,400	11,000	—
Proceeds from the issuance of convertible debt	20,000	—	—
Repurchase of stock	—	—	(2,700)
Payments on line of credit	(10,750)	(1,000)	(3,500)
Restricted cash	—	—	3,000
Repurchase of common stock	—	(149)
Payments of long term debt	(966)	(873)	(960)
Payments for capital lease obligations	(3)	12	—
Proceeds from exercise of common stock options	646	779	131

Net cash provided by (used in) financing activities	44,272	9,769	(4,029)

Effect of foreign exchange rates on cash and cash equivalents	1,034	(236)	(80)

Net change in cash and cash equivalents	44,453	(1,720)	890
Cash and cash equivalents at the beginning of the year	5,013	6,733	5,843

Cash and cash equivalents at the end of the year	$49,466	$5,013	$6,733

Ebix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplemental disclosures of cash flow information:
Interest paid	$386	$187	$177
Income taxes paid	7	524	281
Supplemental schedule of noncash investing activities:

During the fourth quarter of 2007 the Company paid IDS shareholders $11.3 million for all of IDS' stock, and IDS shareholders retain the right to earn up to $1.2 million in additional payments over one year if certain revenue targets of the IDS division are met. The Company also incurred approximately $70 thousand of direct expenses related to closing the IDS acquisition.

During the third quarter of 2006 the Company paid Finetre shareholders $13 million for substantially all of Finetre stock, and Finetre shareholders retain the right to earn up to $3 million in additional payments over two years if certain revenue and net income targets of the Finetre division are met. The Company also incurred approximately $365 thousand of direct expenses related to closing the Finetre acquisition.

During the second quarter of 2006, the Company acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. ("Infinity"). The Company acquired these assets for an upfront payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity meets certain future revenue targets. The Company capitalized approximately $149 thousand of transaction costs in conjunction with the Infinity acquisition.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

        Description of Business—Ebix provides a broad spectrum of Internet-based application service provider ("ASP") and custom software development services to the insurance companies and to insurance agencies/brokers across six continents. Products include carrier systems, agency systems, and data exchanges and feature fully customizable and scalable software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also operates in five countries which include Australia, New Zealand, Singapore, UK and India. International revenue accounted for 27%, 36% and 37% of total revenue in 2007, 2006 and 2005, respectively.

Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix, or "The Company") which include:

  Ebix International, Inc.
  Ebix Australia Pty, Ltd.
  Ebix Insurance Agency, Inc.
  Ebix New Zealand and New Zealand Holdings
  Ebix Singapore PTE LTD
  Ebix Software India Private Limited
  EIH Holdings KB and AB
  EbixLife, Inc.
  Finetre Corporation
  Ebix BPO, Inc.

The effect of inter-company balances and transactions have been eliminated.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Management has made material estimates with respect to revenue recognition and deferred revenue, accounts receivable, and income taxes. Actual results may be materially different from those estimates.

        Reclassification—In 2007, due to immateriality and for ease of presentation outstanding amounts due under capital leases were combined with long-term debt; at December 31, 2007 there was $8 thousand due under capital leases, of which $2 thousand was current. In addition the short-term portion of deferred rent, which amounts to $129 thousand at December 31, 2007, is included in accounts payable and accounts liabilities.

        Segment Reporting—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 11.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

stated at cost, which approximates fair value. The Company does maintain cash balances in banking institutions in excess of federally insured amounts and therefore is exposed to potential credit risk associated with such cash deposits.

        Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit and letters of credit is a reasonable estimate of their fair value due to the short maturity of these items and/or their fluctuating interest rates.

        Revenue Recognition and Deferred Revenue—We derive our revenue primarily from two sources: (1) professional and support services, which includes revenue derived from software development projects and associated fees for consulting, implementation, training, and project management provided to the Company's customers with installed systems, subscription and transaction fees related to services delivered on an application service provider ("ASP") basis, fees for hosting software, fees for software license maintenance and registration, and business process outsourcing revenue, and (2) software revenue, which includes the licensing of proprietary and third-party software.

        The Company considers revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectibility of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. Revenue is recorded net of sales tax, as these taxes are recognized as a liability upon billing.

        We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition (SOP 97-2)," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9)" to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21), which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the seller. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the deliverables of the arrangement are governed by any "higher level literature" (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. SOP 81-1) as falling under the definition of higher level literature.

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

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company begins to recognize revenue from license fees for its software products upon delivery and the customer's acceptance of the software implementation and customizations if applicable. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company's software licenses and is recognized upon delivery together with the Company's licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement.

        In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support service is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition."

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

        Software development arrangements involving significant customization, modification or production are accounted for in accordance with Statement of Position 81-1, "Accounting for Performance on Construction-Type and Certain Production-Type Contracts, (SOP 81-1)" using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.

        For business process outsourcing agreements, which include call center services, services are primarily performed on a time and material basis. Revenue is recognized when the service is performed.

        Cost of Services Provided—Costs of services provided consist of data processing costs, customer service costs including personnel costs to maintain our proprietary databases, cost to develop software applications, costs to provide customer call center support, hardware and software expense associated with transaction processing systems, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed.

        General and Administrative Expenses—General and administrative expenses consist primarily of personnel related costs, facility costs, and fees for professional and consulting services.

        Allowance for doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $121 thousand and $24 thousand during the twelve months ended December 31, 2007 and 2006 respectively.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Goodwill and Other Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 "Goodwill and Other Intangible Assets (SFAS 142)" which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows. The Company performed the annual impairment assessment, as required by SFAS No. 142 as of September 30, 2007 and it was determined that the assets were not impaired. During 2007 $9.6 million of goodwill was recorded in connection with the IDS acquisition. During 2006 $702 thousand of goodwill was recorded in connection with the Infinity acquisition and $9.7 million of goodwill was recorded in connection with the Finetre acquisition.

        Changes in the carrying amount of goodwill for the year ended December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Beginning Balance	$23,118	$12,204
Additions	12,530	10,414
Foreign currency translation adjustments	760	500

Ending Balance	$36,408	$23,118

	December 31,
	2007	2006
	(In thousands)
Intangible assets:
Customer relationships	$7,170	$5,874
Developed technology	4,103	3,808
Trademarks	706	706
Backlog	140	140

Total intangibles	12,119	10,528
Accumulated amortization	(4,801)	(2,661)

Intangibles net	$7,318	$7,867

        Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to Financial Accounting Statement No. 109, "Accounting for Income Taxes (SFAS 109)". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.

        Effective January of 2007 the Company adopted the Financial Accounting Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term "more likely than not" is means that the likelihood of an occurrence is greater than 50%.

        Foreign Currency Translation—The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary's' functional currency is included in the determination of net income.

        Advertising—Advertising costs are expensed as incurred. Advertising costs amounted $207 thousand, $326 thousand and $320 thousand in 2007, 2006 and 2005, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

        Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and amortized over the expected life of the improvement. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Fixed assets acquired in acquisitions are recorded at fair value. The estimated useful lives applied by the Company for property and equipment are as follows:

Asset Category	Life (yrs)
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other	7
Buildings	30
Leasehold improvements	Life of the lease

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Intangible Assets—Amounts allocated to intangible assets are amortized on a straight line basis over their estimated useful lives as follow:

Category	Life (yrs)
Customer relationships	4-10
Developed technology	5-7
Trademarks	5-10

        Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, "Business Combinations," and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 31, 2007. The Company will adopt SFAS 141R during the 1st quarter of 2009 and is currently assessing the impact that this pronouncement will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 during the 1st quarter of 2008 and is in the process of assessing the impact that this pronouncement will have on our financial statements.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 during the 1st quarter of 2008 and is in the process of assessing the impact that this pronouncement will have on our financial statements.

Note 2. Share Based Compensation

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

        Stock Options—At December 31, 2007, the Company has two share-based compensation plans. No stock options were granted to employees during the 2007 or 2006; however, options were granted to Directors in 2006. Stock compensation expense of $168 thousand and $147 thousand was recognized during the year ending December 31, 2007 and 2006 respectively on outstanding and unvested options.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Share Based Compensation (Continued)

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment", applying the modified prospective method. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 included the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. We have also computed and provided the pro forma disclosures required under SFAS No. 123(R). As a result of the Company's decision to adopt the modified prospective method, prior period results have not been restated.

        The fair value of options granted during the twelve months ended 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted-average assumptions used in estimating the fair values and the resulting weighted-average fair value of a stock option granted in the periods presented:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted average fair values of stock options granted	N/A	$20.98	$16.22
Expected volatility	N/A	110%	97%
Expected dividends	N/A	None	None
Weighted average risk-free interest rate	N/A	4.78%	4.36%
Expected life of stock options	N/A	6 years	10 years

        Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. The following table shows what our net income and earnings per share would have been for the twelve months ended December 31, 2005 had we accounted for our stock-based compensation plans under the fair value method prescribed by SFAS No. 123, utilizing the assumptions in the table above:

Year Ended December 31, 2005
(in thousands)
Net income, as reported	$4,322
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(830)

Pro forma net income	$3,510
Basic earnings per share, as reported	$1.55
Diluted earnings per share, as reported	$1.38
Basic earnings per share, pro forma	$1.26
Diluted earnings per share, pro forma	$1.12

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Share Based Compensation (Continued)

        A summary of stock option activity for the years ended December 31, 2007 and 2006 is as follows:

	Within Plans				Weighted Average Remaining Contractual Term (Years)
	Nonstatutory Options	Incentive Options	Outside Plan	Weighted Average Exercise Price		Aggregate Intrinsic Value(*)
						(in thousands)
Outstanding at December 31, 2004	599,391	55,281	34,500	$11.85	7.22	$2,171
Option activity:
Granted	16,575	—	—	$16.22
Exercised	(10,260)	—	(3,625)	$8.48
Canceled	(5,950)	—	—	$27.87

Outstanding at December 31, 2005	599,756	55,281	30,875	$11.89	6.32	$5,405
Granted	9,000	—	—	$20.98
Exercised	(103,802)		(2,000)	$7.36
Canceled	(6,881)	(7,500)	—	$36.50
Moved to within Plan	25,000	—	(25,000)	$—
Outstanding at December 31, 2006	523,073	47,781	3,875	$12.41	5.38	$8,929

Granted	—	—	—	$—
Exercised	(39,883)	—	(1,250)	$15.70
Canceled	(3,448)	—	—	$48.80
Moved to within Plan	125	—	(125)	$—

Outstanding at December 31, 2007	479,867	47,781	2,500	$11.92	4.46	$32,480

Exercisable at December 31, 2007	479,102	33,700	1,562	$10.72	4.46	$32,131

        The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company's stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $1.3 million, $1.7 million and $105 thousand, respectively. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $641 thousand, $768 thousand and $128 thousand in 2007, 2006, and 2005, respectively. During 2007, 2006, and 2005, cash received from stock options exercised was $646 thousand, $779 thousand and $131 thousand, respectively.

        The outstanding options in the table above include 25,000 options to purchase the Company's common stock which were granted to Rahul Raina, the brother of the Chief Executive Officer, in connection with his employment with the Company. These options had originally been granted with an exercise price below market. In December 2006 these options were amended and the exercise price was increased from $2.85 per share to $6.70 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. This option grant was valued using the Black-Scholes option-pricing model. The Company recognized compensation expense of approximately $28 thousand and $41 thousand related to these options during the twelve months December, 2007 and 2006, respectively.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Share Based Compensation (Continued)

        The outstanding options in the table above include 47,781 incentive stock options, which were granted in 1999 and 2000 to purchase shares of the Company's common stock for which vesting is contingent upon increases in the Company's stock price and other performance based measures, such as achieving specified revenues for new products. For these options, vesting generally occurs when the Company's stock price equals $120.00 and $160.00 per share. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company's stock on the date of grant. Compensation cost amounting to $630 thousand was recognized in 1999 and 2000 in accordance with the variable plan accounting prescribed by APB Opinion 25. There was no compensation expense related to these options for the twelve months ending December 31, 2007, 2006 and 2005.

        On January 14, 2005, the Company held the annual meeting of stockholders that had originally been scheduled for 2004. Immediately following that meeting each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share equal to the market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. On March 21, 2005, each member of the Compensation Committee received additional options to purchase 150 shares of common stock and each Audit Committee member received additional options to purchase 375 shares of common stock at an exercise price per share equal to market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters, beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.

        On December 16, 2005, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share equal to the market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.

        On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share equal to the market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.

        The Company has granted nonstatutory and incentive options outside the Company's stock option plans to purchase up to an aggregate of 57,000 shares of the Company's common stock, of which options to purchase 2,500 shares were outstanding at December 31, 2007. These options were granted at prices determined by the Board of Directors. The options have a four-year vesting period and must be exercised within ten years of the date of the grant. These options were granted prior to 2002, to persons who were not directors, officers or employees.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Share Based Compensation (Continued)

        These non-employee options were valued pursuant to SFAS No. 123. The majority of these options are performance-based awards, with no service commitment and subject to vesting only if the Company's stock price reaches a certain price. At December 31, 2007, 1,562 of the shares subject to these non-employee options were vested. The Company recognized a credit to compensation expense of $38 related to these options during the year ended December 31, 2005. Assumptions used in valuing the options are the same as those described above for employee options.

        Restricted Stock—On November 11, 2007 the Compensation Committee of the Board of Directors gave final approval to award 2,500 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 incentive compensation program (the "2006 Program") as approved by the Company's Board of Directors. This number of shares of restricted stock issued to Mr. Raina represents approximately 12% of the aggregate of the his total salary and cash bonus compensation earned for 2007, divided by the market price of the Company's stock on November 11, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $9 thousand related to these shares during the twelve months ended December 31 2007.

        In May 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 8,501 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program as approved by the Company's Board of Directors. This number of shares of restricted stock issued to Mr. Raina represents approximately 23% of the aggregate of the his total salary and cash bonus compensation earned for 2006, divided by the market price of the Company's stock on May 9, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $56 thousand related to these shares during the twelve months ended December 31 2007.

        During 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company's then Executive Vice President, Chief Financial Officer and Secretary, under the Company's 1996 Incentive Plan. The number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by each for 2005. The Company recognized compensation expense of approximately $55 thousand and $100 thousand related to these shares during the twelve months ended December 31 2007 and 2006, respectively.

        During June 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 9,758 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President, and 4,382 shares of restricted stock to Richard J. Baum, the Company's then Executive Vice President, Chief Financial Officer and Secretary, under the Company's 1996 Incentive Plan. The number of shares of restricted stock awarded to each of Messrs. Raina and Baum were subject to a determination by the Compensation Committee and the Board, after the Company's release of its 2004 operating results, that such operating results were substantially consistent with the operating results of the Company for the first nine months of 2004, as they compared to those for the same period of the prior year. Also during June 2005, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of restricted stock were issued to

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Share Based Compensation (Continued)

Robin Raina the Company's Chairman, Chief Executive Officer and President and, to Richard J. Baum, the Company's then Executive Vice President, Chief Financial Officer and Secretary. The number of shares issued to each Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by each for 2004. The Company recognized compensation expense of approximately $34 thousand and $34 thousand related to these awards during the twelve months ended December 31 2007 and 2006, respectively.

        Pursuant to these restricted stock agreements, the restricted stock vests in three equal annual installments. The restricted stock also vests with respect to any unvested shares upon the applicable officer's death, disability or retirement, the Company's termination of the officer other than for cause or a change in control of the Company. Mr. Baum's restricted stock fully vested upon his retirement effective December 31, 2006.

        As of December 31, 2007 the Company has 336,561 shares of common stock reserved for stock option and restricted stock grants.

Note 3. Earnings per share

        Basic earnings per share ("EPS") are equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the twelve months ended December 31 2007, 2006, and 2005 was 3,101,872, 2,768,005, and 2,789,406 respectively. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. For the twelve months ended December 31 2007, 2006, and 2005 common stock equivalents increased weighted average number of shares outstanding of by 409,684, 369,140, and 331,205, respectively, resulting in a total of fully diluted weighted average number of shares outstanding of 3,511,556, 3,137,145 and 3,120,611, respectively. At December 31, 2007 there were 120,464 shares potentially issuable with respect to stock options which could dilute EPS in the future but which was excluded from the diluted EPS calculation because presently their effect is anti-dilutive.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Property and Equipment:

        Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)
Computer equipment and purchased software	$2,625	$2,349
Buildings	537	310
Land	125	78
Leasehold improvements	1,374	597
Furniture, fixtures and other	1,885	1,320

	6,546	4,654
Less accumulated depreciation and amortization	(3,190)	(2,471)

	$3,356	$2,183

        Depreciation expense was $719 thousand, $524 thousand, and $446 thousand in 2007, 2006 and 2005, respectively.

Note 5. Line of Credit and Letters of Credit

        Bank Line of Credit—The Company maintains a revolving line of credit facility with LaSalle Bank N.A. The line provides for a variable interest rate tied to LIBOR, is secured by a first security interest in substantially all of the Company's assets, and expires in December 2009. The underling loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.

        In December 2007 the Company entered into an amendment to the credit agreement, which increased the line to $25 million. The interest rate remained unchanged at LIBOR + 1.3%. This increase to the line of credit was further secured by the Company's pledge of the capital stock of Telstra eBusiness Services Pty Ltd (renamed to Ebix Exchange Australia). During 2007 the Company borrowed $16.4 million and repaid $10.75 million on the line. As of December 31, 2007 the outstanding balance on the line was $15.65 million and carried an effective interest rate of 5.9%. In September 2007 the maturity date on this note was extended for one year, the line was increased to $15 million and the interest rate was decreased to LIBOR + 1.30%.

        In August 2006, the Company entered into an amendment to the credit agreement, which increased the line to $12 million. The interest rate was LIBOR + 1.5%. During 2006 the Company borrowed $11.0 million and repaid $1.0 million on the line. As of December 31, 2006 the outstanding balance on the line was $10 million and carried an effective interest rate of 6.85%.

        Letters of Credit—Coincident with the terms of the July 2004 acquisition of Heart Consulting Pty Ltd, $1.4 million of the purchase price was financed under stand-by letters of credit issued by the Company's lender on our line of credit in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition. The three letters of credit expired on July 31, 2005, July 31, 2006 and July 31, 2007, respectively. On July 3, 2007 the Company paid the third and final installment of $570 thousand.

        Under terms of the lease agreement for our office space in Herndon, Virginia, the Company was required to maintain a stand-by letter credit in the amount of $150 thousand. The amount was automatically reduced to $30 thousand upon occupancy in November 2007.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses at December 31, 2007 and December 31, 2006, consisted of the following:

	2007	2006
	(In thousands)
Trade accounts payable	$891	$1,031
Accrued professional fees	68	161
Accrued other liabilities	1,272	662

	$2,231	$1,854

Note 7. Income Taxes

        Income before income taxes consisted of:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Domestic	$12,823	$5,162	$2,738
Foreign	376	1,483	1,878

Total	$13,199	$6,645	$4,616

        The income tax provision consisted of:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Current:
Federal	$160	$144	$62
State	58	114	—
Foreign	530	422	232

	748	680	294

Deferred:
Federal	(186)	—	—
State	(29)	—	—
Foreign	—	—	—

	(215)	—	—

Total provision for income taxes	$533	$680	$294

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Income Taxes (Continued)

        The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance.	(33.1)%	(23.0)%	(23.3)%
Effect of foreign tax rates	1.0%	(3.2)%	(4.9)%
State income taxes	.8%	1.1%	—%
Accrual for tax return exposures	.8%	—%	—%
Other	—%	—%	(.5)%
Permanent differences	.5%	1.3%	.7%

Effective rate	4.0%	10.2%	6.0%

        Our deferred income tax assets and liabilities at December 31, 2007 and 2006, are included other assets and liabilities in the accompanying Consolidated Balance Sheets as follows:

	2007	2006
	(In thousands)
Current deferred income tax assets (net of valuation allowance)	$40	$15
Long-term deferred income tax assets (net of valuation allowance)	1,661	1,126

Total deferred income tax assets	1,701	1,141
Current deferred income tax liabilities	(40)	(68)
Long-term deferred income tax liabilities	(1,446)	(1,073)

Net deferred income tax asset	$215	$—

        Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	December 31, 2007 Deferred		December 31, 2006 Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$595	$—	$386	$—
Accruals and prepaids	143	84	110	—
Bad debts	55	—	10	—
Installment sale	746		746	—
Acquired intangible assets	—	1,402	—	1,141
Net operating loss carryforwards	5,445	—	10,716	—
Tax credit carryforwards	39	—	240	—

	7,023	1,486	12,208	1,141
Valuation allowance	(5,322)	—	(11,067)	—

Total deferred taxes	$1,701	$1,486	$1,141	$1,141

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Income Taxes (Continued)

        Due to the uncertainty of realizing certain deferred tax assets, the Company has established a valuation allowance. The impact of the valuation allowance and the effective tax rate is shown net of the effect of utilized and expiring net operating loss and tax credit carry forwards.

        At December 31, 2007, the Company has remaining available domestic net operating loss ("NOL") carry-forwards of approximately $57.5 million (net of the $16 million utilized to reduce the current year's taxable income), which are available to offset future federal and state income taxes. These NOLs begin to expire in 2007 through 2020. The Company's ability to use the net operating losses in the future may be limited in accordance with IRC section 382 in regards to transfers of ownership of greater than 50 percent of the economic value of the Company in a single or series of transactions. The Company is in the process of analyzing its NOLs and the possible impact and/or limitations imposed by I.R.C. Section 382.

        If the Company had an "ownership change" as defined in Section 382 of the Internal Revenue Code, the NOL's generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these NOL's. Section 382 generally limits the amount of the taxable income that can be offset by a pre-change loss to the product of (i) the long-term tax exempt rate (published monthly by the U.S. Treasury) as of the date of the change of ownership and (ii) the value of Company's shares immediately before the ownership change.

        Currently, taxable income other than interest income is subject to a tax holiday in India. The tax holiday is scheduled to expire in 2010. This tax holiday had the effect of reducing income tax expense by $32 thousand and improving diluted EPS by $0.01 per common share. The Company is currently subject to the 10% Minimum Alternative Tax ("MAT") in India.

        Goodwill related to asset acquisitions are deductible for tax purposes but are not deductible for financial reporting purposes, except to the extent there is an impairment of goodwill. Included in deferred tax liabilities is the tax effect of the amortization of goodwill for tax purposes.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, or state tax examinations by tax authorities for years before 2004.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 "FIN 48." As a result of the implementation of FIN 48 the Company recognized a $566 thousand liability for unrecognized tax benefits of which $455 thousand was accounted for as a reduction to the January 1, 2007, balance of retained earnings. This liability is included in accounts payable and accrued liabilities on the Company's balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$455
Additions based on tax positions related to current year	$111
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$—
Settlements	$—

Balance at December 31, 2007	$566

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Income Taxes (Continued)

        The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2007 approximately $147 thousand in interest and penalties is included in accounts payable and accrued liabilities on the Company's balance sheet.

Note 8. Commitments and Contingencies:

        Lease Commitments—The Company leases office space under noncancelable operating leases with expiration dates ranging through 2014, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There was one asset under a capital lease at December 31, 2007 and 2006.

        Commitments for minimum rentals under noncancellable leases as of December 31, 2007 were as follows:

Year	Capital Leases	Operating Leases
	(In thousands)
2008	$3	$1,389
2009	3	1,112
2010	2	912
2011	—	599
2012	—	607
Thereafter	—	873

Total minimum lease commitments	$8	$5,492

Less: sublease income	—	(258)

Net lease payments	$8	$5,234

Less: amount representing interest	(1)

Present value of obligations under capital leases	$7
Less: current portion	(2)

Long-term obligations under capital leases	$5

        Rental expense for office facilities and certain equipment subject to operating leases for 2007, 2006 and 2005 was $1.9 million, $1.2 million, and $0.7 million, respectively.

        In 2007, sublease income was $258 thousand. In 2006 sublease income was $64 thousand. There was no sublease income during 2005.

        Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Commitments and Contingencies: (Continued)

        Self Insurance—The Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $75 per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2007, the amount accrued on the Company's consolidated balance sheet was $223 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2008 is $1.3 million.

Note 9. Cash Option Profit Sharing Plan and Trust:

        The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company's contributions to the Plan were approximately $130 thousand, $86 thousand, and $66 thousand for the years ending December 31, 2007, 2006, 2005 respectively.

Note 10. Sale of Unregistered Common Stock

        On June 1, 2007, the Company entered into a share purchase agreement (the "Share Purchase Agreement") to sell 400,000 shares (the "Shares") of unregistered common stock at $33.25 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 163,600 shares of the Company's common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 236,400 shares of the Company's common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company's outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company's outstanding common stock. Pursuant to the Share Purchase Agreement, Ebix was obligated to file with the SEC a registration statement, for the underlying shares of our common stock and to use our reasonable best efforts to cause the SEC to declare the registration statement effective, and take such action that is necessary to keep the registration statement effective. During the third quarter of 2007, while the company was clearing comments received from the Securities and Exchange Commission on the subject Form S-1 registration statement, the purchaser requested an additional 100,000 purchased shares be included in this filing. The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.

        On December 13, 2007 the Company entered into a share purchase agreements (the "Share Purchase Agreements") to sell 38,462 shares and 38,461 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both "accredited investors" within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the Share Purchase Agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. The Company is in the process of preparing the subject registration statement.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Sale of Unregistered Common Stock (Continued)

        On December 20, 2007 the Company entered into a share purchase agreements (the "Share Purchase Agreements") to sell 20,000 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an "accredited investors" within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the Share Purchase Agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. The Company is in the process of preparing the subject registration statement.

        The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are "accredited investors", as such term is defined in Rule 501 of Regulation D.

Note 11. Geographic Information:

        Management believes that the Company operates in one reportable segment, per SFAS No. 131 the following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands):

Year ended December 31, 2007

	North America	Australia/ New Zealand	India	Singapore	Total
Revenue	$31,474	$9,480	$48	$1,839	$42,841
Fixed assets	$2,231	$215	$870	$40	$3,356
Goodwill	$29,056	$7,352	—	—	$36,408
Intangible assets	$6,997	$321	—	—	$7,318
Headcount	218	43	124	6	391

Year ended December 31, 2006

	North America	Australia/ New Zealand	India	Singapore	Total
Revenue	$18,686	$8,270	$23	$2,274	$29,253
Fixed assets	$1,213	$220	$709	$41	$2,183
Goodwill	$16,526	$6,592	—	—	$23,118
Intangible assets	$7,267	$600	—	—	$7,867

Year ended December 31, 2005

	North America	Australia/ New Zealand	India	Singapore	Total
Revenue	$15,401	$7,300	—	$1,399	$24,100
Fixed assets	$410	$239	$801	$38	$1,488
Goodwill	$6,112	$6,092	—	—	$12,204
Intangible assets	$2,451	$842	—	—	$3,293

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12—Business Combinations

        IDS acquisition—On November 1, 2007, the Company announced the merger with IDS Jenquest effective November 1, 2007. The Company paid IDS shareholders $11.25 million for substantially all of IDS's stock, and IDS shareholders retain the right to earn up to $1.0 million in additional payments over one year if certain revenue or operating income targets of the IDS division of Ebix are met. The results of operation for IDS are included in the Company's reported net income for the fourth quarter of 2007.

        Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of IDS. The following table summarizes the fair value of the IDS assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$432
Property and equipment	139
Intangible assets	1,283
Goodwill	9,646

Total assets acquired	11,500
Less: liabilities assumed	(180)

Net assets acquired	$11,320

        Of the $1.3 million of intangible assets acquired, $1.1 million was assigned to customer relationships with a remaining useful life of ten years, and $140 thousand was assigned to developed technology with a remaining useful life of 5 years. The Company recorded $24 thousand of amortization expense related to these intangible assets for the year ended December 31, 2007.

  Estimated Amortization Expenses:

For the year ended December 31, 2008	$142,000
For the year ended December 31, 2009	$142,000
For the year ended December 31, 2010	$142,000
For the year ended December 31, 2011	$142,000
For the year ended December 31, 2012	$138,000
For the years ending after December 31, 2012	$553,000

        Finetre Acquisition—In October 2006 the Company acquired Finetre Corporation ("Finetre") and paid Finetre shareholders $13.0 million for substantially all of Finetre stock. Finetre shareholders retain the right to earn up to $3.0 million in additional payments over two years if certain revenue and operating income targets of the Finetre services are met. To date no such additional payments have been earned or remitted. Finetre operated as an ASP technology firm focusing on transaction processing and compliance automation in the financial services industry. The Company also incurred approximately $365 thousand of direct expenses related to closing the Finetre acquisition. The Company funded the acquisition using available cash on hand of $2.0 million and its $11.0 million line of credit. The acquisition of Finetre was consistent with the Company's overall focus on providing software solutions to insurance carriers' agents and brokers. The results of operation for Finetre are included in the Company's reported net income for the fourth quarter of 2006 and for the year ended

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12—Business Combinations (Continued)

December 31,2007. This acquisition increased revenue while providing significant sales opportunities for the Company's other existing services.

        Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Finetre. The following table summarizes the fair value of the Finetre assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$2,244
Property and equipment	580
Intangible assets	3,391
Goodwill	9,711

Total assets acquired	15,926
Less: liabilities assumed	(2,561)

Net assets acquired	$13,365

        Of the $3.4 million of intangible assets acquired, $2.3 million was assigned to customer relationships with a remaining useful life of nine years, $896 thousand was assigned to developed technology with a remaining useful life of 5 years, $140 thousand was assigned to backlog with a remaining estimated useful life of fourteen months and $9 thousand was assigned to in process research and development ("IPR&D) which was expensed immediately. The Company recorded $560 thousand and $139 thousand of amortization expense related to these intangible assets for the year ended December 31, 2007 and December 31, 2006, respectively.

  Estimated Amortization Expenses:

For the year ended December 31, 2008	$440,000
For the year ended December 31, 2009	$440,000
For the year ended December 31, 2010	$440,000
For the year ended December 31, 2011	$395,000
For the year ended December 31, 2012	$261,000
For the years ending after December 31, 2012	$717,000

        Infinity Systems Acquisition—In May 2006 the Company acquired substantially all of the operating assets of Infinity Systems Consulting, Inc. ("Infinity") for an up-front payment of $2.9 million in cash and a potential future payment not exceeding $4.5 million in cash if Infinity met certain future revenue targets as a division of Ebix. In December 2007 the first of the two potential earn-out payments in the amount of $2.8 million was remitted. The second earnout of $500 thousand is expected to be achieved in the second quarter of 2008. This payment is expected to be made in the third quarter of 2008. The Company capitalized approximately $149 thousand of transaction costs in conjunction with the Infinity acquisition. The acquisition of Infinity was consistent with the Company's overall focus on providing software solutions to insurance carriers' agents and brokers. The results of operation for Infinity are included in the Company's reported net income for the second, third, and fourth quarters of 2006 and for the year ended December 31,2007.This acquisition increased sales and revenue of the consolidated total while providing significant sales opportunities for the Company's other existing services.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12—Business Combinations (Continued)

        Concurrent with the acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Infinity. The following table summarizes the fair value of the Infinity assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Property and equipment	$93
Intangible assets	2,399
Goodwill	702

Total assets acquired	3,194
Less: liabilities assumed	(145)

Net assets acquired	$3,049

        Of the $2.4 million of intangible assets acquired, $656 thousand was assigned to customer relationships with a remaining useful life of ten years, $1.5 milion was assigned to developed technology with a remaining useful life of 5 years and $218 thousand was assigned to trade name with a remaining estimated useful life of ten years. The Company recorded $392 thousand and $262 thousand of amortization expense related to these intangible assets for the year ended December 31, 2007 and December 31, 2006, respectively.

  Estimated Amortization Expenses:

For the year ended December 31, 2008	$392
For the year ended December 31, 2009	$392
For the year ended December 31, 2010	$392
For the year ended December 31, 2011	$189
For the year ended December 31, 2012	$87
For the years ending after December 31, 2012	$291

Note 13—Proforma Financials

        The following unaudited pro forma financial information for the years ended December 31, 2007 and December 31, 2006 presents the consolidated operations of the Company as if the Finetre, Infinity, and IDS acquisitions had been made on January 1, 2006, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company's results of operations for any future period:

	As Reported 2007	Pro Forma 2007	As Reported 2006	Pro Forma 2006
	(In thousands)
Revenue	$42,841	$48,008	$29,253	$40,617
Net Income	$12,666	$12,928	$5,965	$4,194
Basic EPS	$4.08	$4.17	$2.15	$1.52
Diluted EPS	$3.61	$3.68	$1.90	$1.34

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Convertible Debt

        On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a price of $63.84 per share, subject to certain adjustments as set forth in the note. This note is being accounted for in accordance with APB Opinion 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The note bears an interest rate of 2.5% per annum and is payable in full at its maturity date of December 18, 2009. The proceeds of this note were used by the Company to partially finance the acquisition of Telstra eBusiness Services effective January 2, 2008. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. Further, in the event of a change of control of the Company, as defined in the Note, in addition to any other rights Whitebox may have, Whitebox has the right to put the then-outstanding principal amount of the Note (including any accreted interest) to the Company. Upon the exercise of this put right, the Company is required to pay to Whitebox an amount in cash equal to 110% multiplied by the greater (i) the then-outstanding principal amount of the Note (including any accreted interest) or (ii) the listed or quoted average price of the Common Stock on the trading market on which the Common Stock is then listed for trading for the 20 trading days preceding the change in control multiplied by the number of shares into which the Note is then entitled to be converted. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $63.84 per share, if the average price of the Company's Common Stock on the trading market exceeds $128.00 for any consecutive 30 trading days. Pursuant to the Secured Convertible Note Agreement, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. The Company is in the process of preparing the subject registration statement.

Note 15. Long-term Debt

        The EbixLife debt is a result of the EbixLife acquisition in February 2004 and represents a $2.5 million non-interest bearing note payable. The note is payable in annual installments of $500 thousand over five years. The Company has imputed interest on this debt of 4%. These installments were paid in February 2005, February 2006, March 2007, and on February 2008. The final payment is due in February 2009.

Note 16. Stock Repurchase

        On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase plan to acquire up to $1 million of the Company's current outstanding shares of common stock. Under the terms of the Board's authorization, the Company retains the right to purchase up to $1.0 million in shares but does not have to repurchase this entire amount. The repurchase plan's terms have been structured to comply with the SEC's Rule 10b-18, and is subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash.

        For the year ended December 31, 2006, the Company repurchased 8,890 shares of common stock at prices ranging from $15.00 to $18.50. Total expenditures under the repurchase plan were

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Stock Repurchase (Continued)

$149 thousand. Treasury stock is recorded at its acquired cost. The Company has not repurchased any shares of common stock since September 30, 2006.

17. Related Party Transactions

        As of December 31, 2007, Brit Insurance Holdings PLC ("Brit") held 730,163 shares of common stock, representing 22% percent of our outstanding common stock. During the year ended December 31, 2007, $1.7 million was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable from Brit and its affiliates at December 31, 2007 were $665 thousand. We continue to provide services for Brit and its affiliates and to receive payments for such services.

        Consistent with the Ebix's corporate mission of giving back to the communities in which we operate our business, and as previously authorized by the Company's Board of Directors, during the year ended December 31, 2007 Ebix donated $33 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of fifty children in the Delhi, India slums; this amount includes $10 thousand in matching contributions made by our employees.

        Mr. Anders Strid is an attorney and one of the Board members of our Swedish Company, EIH Holdings AB. During the year ended December 31, 2007 Ebix paid Mr. Strid's law firm, Delphi, approximately $30 thousand for legal services.

Note 18. Quarterly Financial Information (unaudited):

        The following is the unaudited quarterly financial information for 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2007
Total revenues	$9,018	$9,816	$11,807	$12,201
Operating income	2,238	2,298	3,712	4,553
Net income	1,962	2,513	3,693	4,498
Net income per common share:
Basic	$0.69	$0.85	$1.13	$1.36
Diluted	$0.61	$0.75	$1.00	$1.20
Year Ended December 31, 2006
Total revenues	$5,650	$7,029	$7,296	$9,278
Operating income	1,182	1,507	1,824	2,199
Net income	1,135	1,498	1,659	1,673
Net income per common share:
Basic	$0.41	$0.54	$0.60	$0.60
Diluted	$0.36	$0.48	$0.53	$0.53

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Subsequent Events

        On January 2, 2008, Ebix, Inc. ("Ebix" or the "Company") acquired Telstra eBusiness Services Pty Limited ("Telstra"), a premier insurance exchange, for Australian $50.0 million (US $43.8 million). Telstra eBusiness Services Pty Limited is a company incorporated in Australia with offices in Melbourne, Australia, and was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. The Company also incurred approximately $151 thousand of direct expenses primarily consisting of legal, accounting, due diligence, and filing fees related to the closing of the Telstra acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company's line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company's common stock.

        On March 21, 2008, the board of directors of Ebix, Inc. ("Ebix" or the "Company") ratified an increase in the Company's ability to repurchase its own current outstanding shares of common stock from an aggregate of $1 million to $5 million. Under the terms of the board's authorization, Ebix retains the right to purchase up to $5 million in shares but does not have to repurchase this entire amount. All repurchases are expected to be funded from existing cash.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        BDO Seidman LLP ("BDO") served as Ebix's registered public accountants for the years ending December 31, 2006 and 2005. The Company dismissed BDO on April 23, 2007 and made the change in its independent accountants in an effort to control costs and in the belief that a change to an audit firm headquartered in Atlanta, Georgia was appropriate since the Company recently relocated its finance and accounting operations to Atlanta from Chicago. There were no disagreements between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the financial statements for such fiscal years.

Item 9A(T).    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the "Exchange Act").

        Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's controls and procedures are effective to ensure that we are able to collect, process and disclose the information it is required to disclose in the report we file with the SEC within the required time periods.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2007, being the date of our most recently completed fiscal year end, in order to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, Management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  (1)
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

  (2)
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  (3)
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Management has excluded Jenquest, Inc. from its assessment of internal controls over financial reporting as of December 31, 2007 because Jenquest was acquired by the Company in a purchase business combination effective November 1, 2007. Jenquest, Inc. is a wholly owned subsidiary whose revenues represents 2.6% of the Company's consolidated revenues for the year ended December 31, 2007.

        Based upon this evaluation and assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated, recorded, processed, and communicated accurately.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal controls over financial reporting during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        Not Applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The directors and executive officers of the Company who will serve until the Company's 2008 Annual Meeting are as follows:

        ROBIN RAINA, 41, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Prior to joining Ebix, from 1990 to 1997, Mr. Raina held senior management positions for Mindware, an international technology consulting firm, serving in Asia and North America. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

        ROBERT F. KERRIS, 54, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

        HANS U. BENZ, 61, has been a director at Ebix since 2005. Mr. Benz has for the last six years been President of the holding group BISON, a Swiss corporation that develops and implements business solution software in German-speaking parts of Europe. Prior to this position, he was president of a Swiss banking software company named BOSS Lab. His former business experience extends from wholesale and retail trading to the Swiss private insurance industry. Mr. Benz is also currently an investor in various venture capital projects.

        PAVAN BHALLA, 45, has been a director since June 2004. Mr. Bhalla currently serves as Corporate Controller of Hewitt Associates, Inc. He has served in this position since July 2006. Mr. Bhalla served as Senior Vice President of Finance for MCI Inc. and in this capacity oversaw financial management of MCI's domestic retail business units from August 2003 until joining Hewitt Associates, Inc. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002, Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999, and Regional Director of Finance of BellSouth Cellular Corp. from 1996 to 1997.

        NEIL D. ECKERT, 45, has been a director since 2005. Mr. Eckert was nominated by Brit to serve on the Company's board of Directors under an agreement between the Company and Brit. Mr. Eckert is currently a director of Brit Insurance Holdings, plc. Until April 2005, he served as Chief Executive Officer of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company, and a director of Ri3K, an internet hub for reinsurance. He is also Chief Executive Officer of Climate Exchange, a London Stock Exchange AIM listed company trading carbon credits, and Chairman of Trading Emissions plc and Econerby plc both publicly listed companies.

        ROLF HERTER, 44, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter's practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company's Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies.

        HANS UELI KELLER, 56, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of both Swisscontent Corp. AG and Engel & Voelkers Commercial, Switzerland.

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

CODE OF ETHICS

        The Company has adopted a "Code of Ethics" that applies to the Chief Executive Officer, Chief Financial Officer and any other senior financial officers. This Code of Ethics is posted on the Company's website at www.ebix.com, where it may be found by navigating to "Ebix Inc.'s Code of Ethics" under Corporate Governance within the Investor section of the website. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company's website, at the address and location specified above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2007 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for the failure of Robin Raina to file Form 4s for two grants of restricted stock on May 9, 2007 and November 11, 2007.

Item 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Disclosure and Analysis

Objectives and Goals

        The objectives of the committee has been to adopt a compensation approach that is basically simple, internally equitable and externally competitive, and that attracts, motivates and retains qualified people capable of contributing to the growth, success and profitability of the Company, thereby contributing to long-term stockholder value.

          •    Simplicity.    The committee believes that a compensation package with three major elements of compensation is the simplest approach consistent with the Company's goals. The Company generally does not utilize special personal perquisites such as private jets, payment of country club dues, Company-furnished motor vehicles, permanent lodging or defrayment of the cost of personal entertainment.

          •    Internal Equity.    Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2007, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company's employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company's other executives is consistent with such differences found in the Company's insurance services peer group and the market for executive level personnel for public companies of similar size.

          •    External Competitiveness.    The committee believes it is important to management retention and morale that compensation be competitive with our competitors. As a part of that exercise, the committee hired an outside compensation consultant to review the competitive landscape and to establish transparent criterion for CEO compensation. Based on the consultant's report and the contributions provided by individual board members, based on their business experiences, the compensation committee established a transparent plan for CEO compensation. The plan was unanimously adopted by the board of directors.

Major Compensation Components

        The principal components of compensation for our executive officers are base salary, short-term incentives, generally in the form of cash bonus programs, and long-term incentives, generally in the form of equity-based awards such as stock awards. We believe the Company's goals are best met by utilizing an approach to compensation with these three distinct elements.

          •    Base Salaries.    The Company's base salaries are intended to be consistent with the committee's understanding of competitive practices, levels of executive responsibility, qualifications necessary for the particular executive position, and the expertise and experience of the executive officer. Salary adjustments reflect the committee's belief as to competitive trends, the performance of the individual and, to some extent, the overall financial condition of the Company.

          •    Short-Term Incentives.    The short-term incentive for an executive is the opportunity to earn an annual cash bonus. The committee has concluded that bonus payments should be primarily based on the achievement of specific predetermined profit and expense control targets while a smaller portion should be discretionary based on the committee's evaluation of an executive's individual performance in specific qualitative areas. We do not disclose specific profit and expense control targets or other specific quantitative or qualitative performance related factors. Such targets and information are intended as a way to allocate risk and reward in the best manner to motivate the Company's management. Likewise, such targets may be subject to change based on subsequent developments or may be dependent on events or assumptions which are, either in whole or in part, beyond the control of the Company or the named officer.

          Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (c) other specific performance criteria. Under the short-term incentive plan for the fiscal year ended December 31, 2007, an incentive bonus of $1,050,000 was paid to Robin Raina, our one named executive officer who was employed during the entire fiscal year.

          When determining bonuses for executive officers, we particularly took into account two factors, Ebix's performance as compared to its industry peers and the increased operating income performance. Potential bonuses, as a percentage of base salary, were higher for our principal executive officer and principal financial officer, reflecting their greater responsibility for and greater ability to influence the achievement of targets.

          The following table sets forth for each named executive officer, the bonus percentage potentially attributable to performance targets and the percentage attributable to the committee's discretion. The committee has the authority to adjust, waive or reset targets.

          The following chart sets forth information regarding the actual annual cash incentive awards made to Robin Raina as the only named executive officer employed during the all of 2007.

Short Term Incentive Plan Participant (Name and Position)	Award Percentage Subject to Objective/ Subjective Criteria (%)	Target Incentive Award as a Percentage of Base Salary (%)	Actual Annual Incentive Award ($)	Actual Annual Incentive Award as a Percentage of Target (%)	Actual Incentive Award as a Percentage of Base Salary (%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/—	1.89	1,050,000	117	2.21

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

            —Criteria for Award Amounts.    In considering whether to grant equity incentives, the committee looks at a variety of factors, with no formal weighting assigned to any single factor or group of factors. The committee evaluates equity incentive awards made by our competitors (both individually and as part of a comparative compensation analysis), other insurance services and technology companies, historical levels of the Company's equity incentives, the extent to which value under the award is subject to risk, whether the award vehicle has intrinsic value, and the need to motivate and retain persons eligible to participate under the Company's plans.

            —Vesting and Holding Periods for Equity Incentive Compensation.    As a means to encourage long term thinking and encourage continued employment with us, the Company's equity awards are usually subject to a multi-year vesting period. Historically, our grants of stock options and restricted stock have vested over a three year period and the committee anticipates that future awards will continue to be subject to multi-year vesting, most likely for similar three year periods. Historically, the Company has not imposed minimum equity ownership requirements for equity compensation awarded to its executive officers, nor has it required any continued ownership of the securities issued pursuant to such awards after vesting. The committee is still evaluating whether such a policy of minimum stock ownership levels or award retention should be implemented and the potential parameters for any award retention policy. It is anticipated that any such policy would provide for sales in the event of hardship and sales sufficient to generate sufficient income to pay taxes in connection with the award or other awards. The Committee does not anticipate making any determination on whether to implement any such policies or the scope of any such policies before the summer of 2008.

Equity Awards in 2007

        In 2007, no stock options and 11,001 shares of restricted stock were granted to the named executive officers of the Company.

Other Compensation Components

        Company executives are eligible to participate in the Company's health care, insurance and other welfare and employee benefit programs, which are the same for all eligible employees, including Ebix's executive officers.

Use of Employment and Severance Agreements

        In the past, the committee has determined that competitive considerations merit the use of employment contracts or severance agreements for certain members of senior management.

Recapture and Forfeiture Policies

        Historically the Company has not had formal policies with respect to the adjustment or recapture of performance based awards where the financial measures on which such awards are based or to be based are adjusted for changes in reported results such as, but not limited to, instances where the Company's financial statements are restated. The committee does not believe that repayment should be required where the Plan participant has acted in good faith and the errors are not attributable to the participant's gross negligence or willful misconduct. In such later situations, the committee believes the Company has or will have available negotiated or legal remedies. However, the committee may elect to take into account factors such as the timing and amount of any financial restatement or adjustment, the amounts of benefits received, and the clarity of accounting requirements lending to any restatement in fixing of future compensation.

Deductibility of Compensation and Related Tax Considerations

        As one of the factors in its review of compensation matters, the committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits.

          •    Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally limits to $1 million the amount that a publicly-held corporation is allowed each year to deduct for the compensation paid to each of the corporation's chief executive officer and the corporation's four most highly compensated executive officers, other than the chief executive officer. However, "performance-based" compensation is not subject to the $1 million deduction limit. In general, to qualify as performance-based compensation, the following requirements must be satisfied: (i) payments must be computed on the basis of an objective, performance-based compensation standard determined by a committee consisting solely of two or more "outside directors," (ii) the material terms under which the compensation is to be paid, including the business criteria upon which the performance goals are based, and a limit on the maximum amount which may be paid to any participant pursuant to any award with respect to any performance period, are approved by a majority of the corporation's stockholders, and (iii) the committee certifies that the applicable performance goals were satisfied before payment of any performance-based compensation is made.

          Although the Company's stock option plans generally have been structured with the goal of complying with the requirements of Section 162(m), and the compensation committee believes stock options awarded there under should qualify as "performance-based" compensation exempt from limitations on deductibility under Section 162(m), the deductibility of any compensation was not a condition to any compensation decision. The Company does not expect its ability to deduct executive compensation to be limited by operation of Section 162(m). However, due to interpretations and changes in the tax laws, some types of compensation payments and their deductibility depend on the timing of an executive's vesting or exercise of previously granted rights and other factors beyond the compensation committee's control which could affect the deductibility of compensation.

          The compensation committee will continue to carefully consider the impact of Section 162(m) when designing compensation programs, and in making compensation decisions affecting the Company's Section 162(m) covered executives. We fully expect the majority of future stock awards will be excludable from the Section 162(m) $1 million limit on deductibility, since vesting of any such awards will likely be tied to performance-based criteria, or be part of compensation packages which are less than $1 million dollars. Nonetheless, the compensation committee believes that in certain circumstances factors other than tax deductibility are more important in determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Accordingly, it may award compensation in excess of the deductibility limit, with or without requiring a detailed analysis of the estimated tax cost of non-deductible awards to the Company. Given our dynamic and rapidly changing industry and business, as well as the competitive market for outstanding leadership talent, the compensation committee believes it is important to retain the flexibility to design compensation programs consistent with its compensation philosophy for the Company, even if some executive compensation is not fully deductible.

          •    Section 280G.    Code Section 280G generally denies a deduction for a significant portion of certain compensatory payments made to corporate officers, certain shareholders and certain highly-compensated employees if the payments are contingent on a change of control of the employer and the aggregate amounts of the payments to the relevant individual exceed a specified relationship to that individual's average compensation from the employer over the preceding five years. In addition, Code Section 4999 imposes on that individual a 20% excise tax on the same portion of the payments received for which the employer is denied a deduction under Section 280G. In determining whether to approve an obligation to make payments for which Section 280G would deny the Company a deduction or whether to approve an obligation to indemnify (or "gross-up") an executive against the effects of the Section 4999 excise tax, the committee has adopted an approach similar to that described above with respect to payments which may be subject to the deduction limitations of Section 162(m).

Chief Executive Officer Compensation

        The compensation policies described above apply equally to the compensation of the Chief Executive Officer ("CEO").

Committee Conclusion

        Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company's CEO and other executive officers with those of stockholders. The committee believes that Ebix's 2007 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company's CEO and other named executive officer in the aggregate to be reasonable and not excessive.

Compensation Committee and Management Review and Authorization

        The compensation committee has reviewed the above Compensation Disclosure and Analysis with the Company's Chief Executive Officer and Chief Financial Officer. Based on a review of this Compensation Disclosure and Analysis report and discussion with the compensation committee, the Company's Chief Executive Officer and Chief Financial Officer have approved the inclusion of the Compensation Disclosure and Analysis report in this Form 10-K.

Authorization

        This report has been submitted by the compensation committee:

  Hans U. Benz and Hans Ueli Keller

        The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)			Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)			Total
						(1)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	2007 2006 2005	$ $ $	475,000 400,000 380,731	$ $ $	1,050,000 700,000 700,000	$ $ $	153,595 84,417 101,285	(1) (2) (3)	(4)		N/A	N/A	$ $ $	3,300 3,300 3,150	(5) (5) (5)	$ $ $	1,681,895 1,187,711 1,185,166
Richard J. Baum, Executive Vice President—Chief Financial Officer and Secretary	2007 2006 2005	$ $ $	110,000 220,000 214,682	$ $	— 135,000 110,000	$ $ $	— 49,500 45,489	(4) (4)	(3)		N/A	N/A	$ $ $	— 3,300 3,150	(5) (5)	$ $ $	110,000 407,800 373,321
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	2007		$98,750		$41,250		$—		(3)		N/A	N/A		$—			$142,100
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	2007		$25,962		—		$—		(3)	$	N/A	N/A		$—			$25,962

Footnotes

(1)
During May 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 8,501 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President. Likewise, on November 11, 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 2,500 shares of restricted stock to Mr. Raina. These awards were made pursuant to the 2006 incentive compensation program (the "2006 Program") approved by the Company's Board of Directors. These number of shares of restricted stock issued to Mr. Raina represent approximately 23% and 12% of the aggregate of the his total salary and cash bonus compensation earned for 2006 and 2007, respectively, divided by the market price of the Company's stock on May 9, 2007 and November 11, 2007, respectively. These are the dates that the Compensation Committee of the Board of Directors approved the restricted stock grants. The Company recognized compensation expense of approximately $65,000 related to these shares during the year ended December 31, 2007.

(2)
On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 8,354 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President, and 2,506 shares of restricted stock to Richard J. Baum, the Company's Executive Vice President, Chief Financial Officer and Secretary, under the Company's 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the "2005 Program") approved by the Company's Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100,000 in the case of Mr. Raina and $330 in the case of Mr. Baum), divided by the market price of the Company's stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $100,000 related to these shares during the year ended December 31, 2006.

(3)
On June 1, 2005, the Compensation Committee approved such terms and forms of restricted stock agreements, and the shares of restricted stock were issued to each of Messrs. Raina and Baum on such date. In accordance with the 2004 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 10% of the aggregate of the total salary and cash bonus compensation earned by him for 2004 (such aggregate compensation being $1,013,000 in the case of Mr. Raina and $455,000 in the case of Mr. Baum), divided by the market price of the Company's stock on April 11, 2005, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $34,000 related to these shares during the year ended December 31, 2006.The Company recognized compensation expense of approximately $65,000 related to these shares during the year ended December 31, 2005.

(4)
There was no FAS123(R) expense related to executive stock options as all of their options were vested as of December 31, 2005.

(5)
Company matching grant made pursuant to 401(k) Plan.

Grants of Plan-Based Award

		Estimated Future Payments Under Non Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Full Grant
Name	Grant Date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Date Fair Value
Robin Raina, President, Chief Executive Officer and Chairman of the Board	05/09/07 11/11/07	— —	— —	— —	— —	— —	— —	8,501 2,500	— —	— —	$ $	250,000 167,000
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—		—
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—		—

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	110,000 125,000 24,063 20,938 80,000 50,000 5,000 3,750 11,250 11,250	— — — — — — — — — 11,250	— — — — — — — — — —	$ $ $ $ $ $ $ $ $ $	5.35 5.60 6.50 6.50 6.50 15.76 26.24 26.24 44.50 53.25	9-16-2013 8-23-2012 2-1-2011 2-1-2011 2-1-2011 4-2-2014 3-23-2008 3-23-2008 12-2-2008 8-4-2009	19,821	$1,450,772
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	—	—	—		—	—	—	—	—	—
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	—	—	—		—	—	—	—	—	—

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	—	—	6,038	$197,092
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	N/A	N/A
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	N/A	N/A

Pension Benefits and Nonqualified Deferred Compensation

        The Company does not generally offer non-tax qualified pension benefit plans or nonqualified deferred compensation to its officers, and none of its named executive officers currently participate or have participated in any non-tax qualified pension benefit plans or nonqualified deferred compensation plan during the past fiscal year.

Discussion of Director Compensation

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

        On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 1,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $3,000 in 2006. Mr. Keller and Benz received $5,000 following the October 20, 2006 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 20, 2006 meeting.

        On November 11, 2007, the board of directors met and decided to double the amount of options granted to each non-employee director it to 3000 stock options after each annual meeting of stockholders. During 2007, however, no stock options or restricted stock were granted to any non-employee director. Each non-employee director received an annual cash retainer of $14,000 during 2007. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on November 15, 2007 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the November 15, 2007 meeting.

Director Compensation Chart

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Pavan Bhalla	$19,000	None	$21,676	None	None	None	$40,676
Hans Ueli Keller	$19,000	None	$23,153	None	None	None	$42,153
Hanz U. Benz	$19,000	None	$28,996	None	None	None	$47,996
Neil D. Eckert	$14,000	None	$37,188	None	None	None	$56,188
Rolf Herter	$14,000	None	$28,996	None	None	None	$47,996

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) and thus may include amounts from awards granted prior to 2006. The following lists the grant date fair value of each stock award computed in accordance with FAS 123(R).

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

Name of Beneficial Owner(1)	Ownership	Percent of Class
BRiT Insurance Holdings PLC(2)	730,163	21.3%
Rennes Foundation(3)	311,977	9.1%
Luxor Capital Group, LP(4)	600,000	17.5%
EEA Fund Management Ltd(5)	222,223	6.5%
Robin Raina(6)	468,197	13.7%
Pavan Bhalla(7)	6,375	*	%
Hans Ueli Keller(8)	6,150	*	%
Hans U. Benz(9)	2,625	*	%
Neil D. Eckert(10)	2,500	*	%
Rolf Herter(11)	2,001	*	%
Carl Serger(12)	—	*	%
Robert Kerris(13)	—	*	%
All directors, executive officers and nominees as a group (8 persons)		14.2%

*
Less than 1%

(1)
The following table sets forth, as of March 27, 2008 the ownership of our Common Stock by each of our directors, by each of our Named Executive Officers (as defined on page 11), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

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

(4)
Ownership consists of shares of the Company's common stock beneficially owned by Luxor Capital Partners, LP, Luxor Capital Partners Offshore, Ltd., Luxor Capital Group, LP, Luxor Management, LLC, LCG Holdings, LLC and Christian Leone (collectively "Luxor"), as investment managers and investment advisers as disclosed on its joint filing on Schedule 13G dated June 13, 2007 as filed with the SEC. Luxor reports that it has shared voting power with respect to 500,000 shares and shared investment power as to 500,000 shares. The address of Luxor Capital Partners, LP, Luxor Capital Group, LC, Luxor Management, LLC, LCG Holdings, LLC and Christian Leone is 767 Fifth Avenue, 19th Floor, New York, New York 10153, and the address of Luxor Capital Partners Offshore, Ltd. is M&C Corporate Services Limited, P.O. Box 309 GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(5)
The address of EEA Fund Management is c/o Simon Shaw, Investment Manager, 55 Bishopsgate, London, EC2N 3AS, United Kingdom.

(6)
Mr. Raina's ownership includes 29,113 shares of restricted stock as well as options to purchase 432,501 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(7)
Mr. Bhalla's ownership includes options to purchase 6,375 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

(8)
Mr. Keller's ownership includes options to purchase 6,150 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

(9)
Mr. Benz's ownership includes options to purchase 2,500 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

(10)
Mr. Eckert's ownership includes options to purchase 2,375 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

(11)
Mr. Herter's ownership includes options to purchase 2,500 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

(12)
Mr. Serger's ownership includes options to purchase 0 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

(13)
Mr. Kerris' ownership includes options to purchase 0 shares of our common stock which are exercisable as of March 27, 2008, or that will become exercisable within 60 days after that date.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        As of December 31, 2007, Brit Insurance Holdings PLC ("Brit") held 730,163 shares of common stock, representing 22% percent of our outstanding common stock. During 2007, $1,680,000 was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable from Brit and its affiliates at December 31, 2007 were $665,266. We continue to provide services for Brit and its affiliates and to receive payments for such services.

        Rahul Raina, is the Company's Assistant Vice President of Business Process Outsourcing and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2007 Rahul Raina was paid a salary of $120,000 and received a bonus of $111,000. Previously in 2003 Rahul Raina was granted options to purchase 25,000 shares of our common stock. The options vest over four years from the date of grant and expire ten years from the date of grant. The options had originally been granted with an exercise price below the fair market value on the date of the grant. In December 2006 these options were amended and the exercise price was increased from $2.85 per share to $6.70 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The option grant was valued using the Black-Scholes option pricing model. This grant was not subject to any of our stockholder approved stock incentive plans. The Company recognized compensation expense of $28,000 during 2007, $41,000 during 2006, and $24,000 during 2005 related to these options.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        BDO Seidman LLP ("BDO") served as Ebix's registered public accountants for the years ending December 31, 2006 and 2005. On January 14, 2008, Ebix was informed by Miller Ray Houser & Stewart, LLP, ("MRHS") the Company's independent registered public accounting firm, that MRHS had been acquired by Habif, Arogeti & Wynne, LLP ("HAW") and that from henceforward HAW would serve as the Company's independent registered public accounting firm. Habif, Arogeti & Wynne ("HAW") served as Ebix's registered public accountants for the year ended December 31, 2007.

        The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2007 and 2006 and fees billed for other services rendered during 2007 and 2006 by HAW and BDO, our independent registered public accounting firms during these periods.

Services Rendered by BDO Seidman, LLP	2007	2006
Audit Fees(1)	$—	$532,000
Audit Related Fees	$—	$—
Tax Fees(3)	$—	$54,000
All Other Fees	$—	$—

Services Rendered by Habif, Arogeti & Wynne, LLP	2007	2006
Audit Fees(1)	$41,000	$—
Audit Related Fees(2)	$7,900	$—
Tax Fees(3)	$—	$—
All Other Fees	$4,100	$—

(1)
Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)
Including fees related to the audit of a recently acquired business.

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
  1.    Financial Statements.

        The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

  •
  Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006, and December 31, 2005.

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2007, December 31, 2006, and December 31, 2005.

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

  •
  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules.

        The following consolidated financial statement schedule is filed herewith:

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

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

Date: March 31, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 31, 2008
/s/ ROBERT F. KERRIS (Robert F. Kerris)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2008
/s/ HANS U.BENZ (Hans U. Benz)	Director	March 27, 2008
/s/ PAVAN BHALLA (Pavan Bhalla)	Director	March 27, 2008
/s/ NEIL D. ECKERT (Neil D. Eckert	Director	March 27, 2008
/s/ ROLF HERTER (Rolf Herter)	Director	March 27, 2008
/s/ HANS UELI KELLER (Han Ueli Keller)	Director	March 27, 2008

EXHIBIT INDEX

Exhibits
2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report of Form 8-K dated February 23, 2004 (the "February 2004 8-K")) and incorporated herein by reference.
2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).
2.3
Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report of Form 8-K dated July 14, 2004 (the "July 14, 2004 8-K")) and incorporated herein by reference.
2.4
Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report of Form 8-K dated July 14, 2004 (the "July 14, 2004 8-K")) and incorporated herein by reference.
2.5
Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders' Respresentative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to tge Compay's Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.
2.6
Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company's Current Reort on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.
2.7
Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.
3.1
Certificate of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
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
10.9
Severance agreement, between the Company and Richard J. Baum, dated as of October 4, 2000 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). +
10.10
Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
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
10.17
Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18
Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.19
First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.20
Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).
10.21
Third Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of October 20, 2005, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated herein by reference).
10.22
Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.(incorporated by reference to Exhibit 2.2 on Form 10-Q for the quarter ended Septemebr 30, 2006 and incorporated herein by reference).
10.23
Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.24
Form of Restricted Stock Agreement under the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference). +
10.25
Stock Purchase Agreement, dated April 28, 2005, by and between Ebix, Inc. and Craig Wm. Earnshaw (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference).
10.26
Share Purchase Agreement made and entered into as of June 1, 2007, by and among Ebix, Inc, and Luxor Capital Partners, LP, a Delaware limited partnership and Luxor Capital Partners Offshore, Ltd, a Cayman Islands exempted company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference).
10.27
Secured Convertible Note Purchase effective as of December 18, 2007, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).
10.28
2.5% Convertible Secured Promissory Note dated December 18, 2007 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of Habif, Arogeti, & Wynne, LLP.

23.2	*	Consent of BDO Seidman, LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

+
Management contract or compensatory plan or arrangement required to be included as an exhibit to this annual report on Form 10-K.

Schedule II

Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2007, December 31, 2006 and December 31, 2005

        Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Beginning balance	$36	$11	$13
Provision for doubtful accounts	121	25	9
Write-off of accounts receivable against allowance	(2)	—	(11)

Ending balance	$155	$36	$11

        Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Beginning balance	$(11,067)	$(8,921)	$(9,965)
Decrease (increase)	5,745	(2,146)	1,044

Ending balance	$(5,322)	$(11,067)	$(8,921)

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A(T). CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Schedule II