Form 10-Q
period 2008-03-31
EBIX INC
filed 2008-05-06
CIK 814549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 6, 2008, the number of shares of Common Stock outstanding was 3,163,838.

Ebix, Inc. and Subsidiaries

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Revenue:	$16,639	$9,018

Operating expenses:
Costs of services provided	2,843	1,566
Product development	2,171	1,850
Sales and marketing	847	952
General and administrative	3,816	1,787
Amortization and depreciation	819	625
Total operating expenses	10,496	6,780
Operating income	6,143	2,238
Interest income	122	71
Interest expense	(342)	(228)
Foreign exchange gain	59	5
Income before income taxes	5,982	2,086
Income tax provision	(312)	(124)
Net income	$5,670	$1,962

Basic earnings per common share	$1.66	$0.69

Diluted earnings per common share	$1.40	$0.61

Basic weighted average shares outstanding	3,406	2,848

Diluted weighted average shares outstanding	4,154	3,216

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,565	$49,466
Accounts receivable, less allowance of $176 and $146, respectively	15,043	8,809
Other current assets	1,220	1,130

Total current assets	29,828	59,405

Property and equipment, net	3,470	3,356
Goodwill	81,312	36,408
Intangible assets, net	10,263	7,318
Other assets	2,022	2,023

Total assets	$126,895	$108,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,234	2,231
Accrued payroll and related benefits	2,982	1,517
Short term debt	19,945	15,650
Current portion of long term debt and capital lease obligations	498	510
Deferred revenue	6,802	5,645
Other current liabilities	165	149

Total current liabilities	35,626	25,702

Convertible debt	20,000	20,000
Long term debt and capital lease obligation, less current portion	5	486
Other liabilities	2,531	1,477
Deferred rent	688	719
Total liabilities	58,850	48,384

Commitments and Contingencies, Note 9

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 3,402,370 issued and 3,393,480 outstanding at March 31, 2008 and 3,406,234 issued and 3,397,344 outstanding at December 31, 2007	339	337
Additional paid-in capital	115,145	114,771
Treasury stock (8,890 shares repurchased as of March 31, 2008 and December 31, 2007)	(149)	(149)
Accumulated deficit	(51,843)	(57,513)
Accumulated other comprehensive income	4,553	2,680
Total stockholders’ equity	68,045	60,126
Total liabilities and stockholders’ equity	$126,895	$108,510

See accompanying notes to condensed consolidated financial statements.

 Ebix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$5,670	$1,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	819	627
Stock-based compensation	13	62
Restricted stock compensation	87	22
Provision for doubtful accounts	30	—
Changes in assets and liabilities:
Accounts receivable	(4,559)	(718)
Other assets	(64)	152
Accounts payable and accrued expenses	583	(32)
Accrued payroll and related benefits	572	(496)
Deferred revenue	494	447
Deferred rent	(29)	—
Net cash provided by operating activities	3,616	2,026
Cash flows from investing activities:
Investment in Telstra eBusiness Services, net of cash acquired	(42,956)	—
Investment in Finetre, net of cash acquired	—	(15)
Capital expenditures	(181)	(148)
Net cash used in investing activities	(43,137)	(163)
Cash flows from financing activities:
Proceeds from line of credit	4,295	—
Proceeds from the exercise of the stock options	271	—
Payments for capital lease obligations	(2)	—
Principal payments of debt obligations	(493)	(477)
Net cash provided/(used) in financing activities	4,071	(477)
Effect of foreign exchange rates on cash	(451)	122
Net change in cash and cash equivalents	(35,901)	1,508
Cash and cash equivalents at the beginning of the period	49,466	5,013
Cash and cash equivalents at the end of the period	$13,565	$6,521

Supplemental disclosures of cash flow information:
Interest paid	$221	$172
Income taxes paid	$410	$242

See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Description of Business—Ebix provides a broad spectrum of Internet-based application service provider (“ASP”) and custom software development services to the insurance companies and to insurance agencies/brokers across six continents. Products include carrier systems, agency systems, and data exchanges and feature fully customizable and scalable software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also has offices in five countries which include Australia, New Zealand, Singapore, UK and India, servicing customers across fifty countries.

Summary of Significant Accounting Policies

Basis of Presentation—These unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.  These consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year. The consolidated financial statements include the accounts of Ebix, Inc. (Ebix, or “The Company”) and its wholly-owned subsidiaries which include:

Ebix International, Inc.

Ebix Australia Pty, Ltd.

Ebix Insurance Agency, Inc.

Ebix New Zealand and New Zealand Holdings

Ebix Singapore PTE LTD

Ebix Software India Private Limited

EIH Holdings KB and AB

EbixLife, Inc.

Finetre Corporation

Ebix BPO, Inc.

The effect of inter-company balances and transactions has been eliminated.

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

Revenue Recognition and Deferred Revenue—We derive our revenue primarily from two sources: (1) professional and support services, which includes revenue derived from software development projects and associated fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems, subscription and transaction fees related to services delivered on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, and business process outsourcing revenue, and (2) software revenue, which includes the licensing of proprietary and third-party software.  International revenue accounted for 30% and 28% of the Company’s total revenue for the three months ended March 31, 2008 and 2007 respectively.

The Company considers revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. Revenue is recorded net of sales tax, as these taxes are recognized as a liability upon billing.

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

Note 1.  Description of Business and Summary of Significant Accounting Policies (Continued)

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

The Company begins to recognize revenue from license fees for its software products upon delivery and the customer’s acceptance of the software implementation and customizations if applicable. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement.

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

Allowance for Doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $30 thousand and $0 thousand during the three months ended March 31, 2008 and 2007 respectively.

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

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill and Other Acquired Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows. During the three months ended March 31, 2008, $42.7 million of goodwill was recorded in connection with the acquisition Telstra eBusiness Services.

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

Goodwill	March 31, 2008
(In thousands)
Beginning Balance	$36,408
Additions	42,736
Foreign currency translation adjustments	2,168
Ending Balance	$81,312

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies (Continued)

Intangible assets consists of the following at March 31, 2008:

March 31,
Intangible Assets	2008
(In thousands)
Intangible assets:
Customer relationships	$10,177
Developed technology	4,664
Trademarks	717
Backlog	140
Total intangibles	15,698
Accumulated amortization:	(5,435)
Intangibles net	$10,263

Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to Financial Accounting Statement No. 109, “Accounting for Income Taxes (SFAS 109)”. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards and their financial reporting amounts at the end of each period using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.

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

Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations,” and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R during the first quarter of 2009 and is in the process of assessing the impact that this pronouncement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”).   SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.   Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.   The Company has considered SFAS 159 and determined that it is not applicable to its operations.

Note 2.  Share Based Compensation

Non-employee Stock Compensation—The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” SFAS No. 123R establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

Stock Options—No stock options were granted to employees during the first quarter of 2008 and 15,000 stock options were granted to Directors during the first quarter of 2008.  Share-based compensation expense of $13 thousand and $62 thousand was recognized during the quarters ended March 31, 2008 and 2007 on existing stock options.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Share Based Compensation (Continued)

A summary of stock option activity for the Company’s active stock option plans for the quarter ended March 31, 2008 is as follows:

	Within Plans			Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Nonstatutory Options	Incentive Options	Outside Plan	Exercise Price	Term (Years)	Value (*) (thousands)
Outstanding at December 31, 2007	479,867	47,781	2,500	$11.92	4.46	$32,480
Granted	15,000	—	—	$—	—	—
Exercised	(10,191)	—	—	$26.58	—	—
Canceled	—	—	—	$—	—	—
Outstanding at March 31, 2008	484,676	47,781	2,500	$11.64	4.29	$32,362
Exercisable at March 31, 2008	469,911	33,700	1,562	$10.41	4.29	$32,125

(*) The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

Restricted Stock— On March 24, 2008 the Compensation Committee approved an award of 5,358 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program.  This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on March 24, 2008, the date the Compensation Committee of the Board of Directors approved the grant, represents approximately 25% of the aggregate of the his total salary and cash bonus compensation earned for 2007.  The Company recognized compensation expense of $3 thousand related to these shares for the quarter ended March 31, 2008.

On January 10, 2008 the Compensation Committee of the Board of Directors approved and the Company granted an award of 7,130 shares of restricted stock to certain key employees of the Company. The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) as approved by the Company’s Board of Directors.  The aggregate value of these awards was $489 thousand, as determined by multiplying the number of shares times the market price of the Company’s stock on January 10, 2008, the date of the grant award.  The Company recognized compensation expense of $28 thousand related to these shares during the three months ended March 31, 2008.

On November 11, 2007 the Compensation Committee approved an award of 2,500 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program.  This number of shares of restricted stock issued to Mr. Raina,  multiplied by the market price of the Company’s stock on November 11, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant, represents approximately 12% of the aggregate of the his total salary and cash bonus compensation earned for 2007. The Company recognized compensation expense of $14 thousand related to these shares during the three months ended March 31, 2008.

On May 9, 2007, the Compensation Committee approved an award of 8,501 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program. This number of shares of restricted stock issued to Mr. Raina,  multiplied by the market price of the Company’s stock on the date the Compensation Committee of the Board of Directors approved the restricted stock grant, represents approximately 12% of the aggregate of the his total salary and cash bonus compensation earned for 2007.  The Company recognized compensation expense of $21 thousand related to these shares during the three months ended March 31, 2008.

Total compensation expense recognized for all outstanding restricted stock awards for the three months ended March 31, 2008 and 2007 was $87 thousand and $22 thousand respectively.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.  Earnings per Share

 Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2008 and 2007 was 3,406,265 and 2,848,288 respectively.  Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended March 31, 2008 and 2007 common stock equivalents increased weighted average number of shares outstanding of by 747,871 and 367,434, respectively, resulting in a total of fully diluted weighted average number of shares outstanding of 4,154,136 and 3,215,722 respectively.  At March 31, 2008 there were 120,464 shares potentially issuable with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive.

Note 4.  Comprehensive Income

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$5,670	$1,962
Other comprehensive income (loss)— foreign currency translation adjustment	1,876	207
Comprehensive income	$7,546	$2,169

Note 5.  Related Party Transactions

The Company considers Brit Insurance Holdings PLC and its affiliates (“Brit”) to be a related party.  At March 31, 2008 Brit held 730,163 shares of the Company’s common stock, representing an approximate equity ownership of 21.4%. Refer to Note 16 “Subsequent Events” in regards to the 400,000 shares of common stock that was repurchased by the Company. Brit is also a customer and has entered into various software and service agreements with the Company.  During the three months ended March 31, 2008 and 2007, $134 thousand and $578 thousand , respectively, was recognized as revenue from Brit which represented 1% and 6% respectively of the Company’s total revenues for these periods. Total accounts receivable from Brit at March 31, 2008 and December 31, 2007 were $762 thousand and $665 thousand, respectively, and represented 5% and 7% of the Company’s total receivables at these dates.

Note 6.  Business Combinations

IDS acquisition—On November 1, 2007, the Company announced the merger with Jenquest, Inc. (“IDS”) effective November 1, 2007. The Company paid IDS shareholders $11.25 million for substantially all of IDS’s stock, and IDS shareholders retain the right to earn up to $1.2 million in additional payments over one year if certain revenue or operating income targets of the IDS division of Ebix are met. Ebix also incurred approximately $70 thousand of direct expenses primarily consisting of legal, accounting, due diligence, and filing fees related to the closing of the IDS acquisition.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Business Combinations (Continued)

Concurrent with this acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of IDS. The following table summarizes the fair value of the IDS assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$432
Property and equipment	139
Intangible assets	1,283
Goodwill	9,646

Total assets acquired	11,500
Less: liabilities assumed	(180)

Net assets acquired	$11,320

Of the $1.3 million of intangible assets acquired, $1.1 million was assigned to customer relationships with a remaining useful life of ten years, and $140 thousand was assigned to developed technology with a remaining useful life of 5 years. The Company recorded $36 thousand of amortization expense related to these intangible assets for the three months ended March 31, 2008.

Estimated Amortization Expenses:

For the year ended December 31, 2008	$142,000
For the year ended December 31, 2009	$142,000
For the year ended December 31, 2010	$142,000
For the year ended December 31, 2011	$142,000
For the year ended December 31, 2012	$138,000
Thereafter	$553,000

Telstra eBusiness Services —On January 1, 2008, the Company announced its acquisition of Telstra eBusiness Services (“Telstra”) a premier insurance exchange, effective January 2, 2008.  The Company paid Australian $50.0 million (US $43.8 million) for Telstra.  Telstra was a company incorporated in Australia with offices in Melbourne, Australia, and was a wholly owned subsidiary of Telstra Services Solutions Holding Limited.  Ebix also incurred approximately $368 thousand of direct expenses primarily consisting of legal, accounting, due diligence, and filing fees related to the closing of the Telstra acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The results of operation for Telstra are included in the Company’s reported net income for the first quarter of 2008.  The acquisition gave rise to the elimination of certain personnel of Telstra and as a result and in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recognized a liability of $198 thousand related to this elimination of personnel that was undertaken as part of the final integration plan that was implemented immediately after the closing of the acquisition.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  Business Combinations (Continued)

        Concurrent with this acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Telstra. The following table summarizes the fair value of the Telstra assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$3,094
Property and equipment	170
Intangible assets	3,367
Goodwill	41,314

Total assets acquired	47,945
Less: liabilities assumed	(3,997)

Net assets acquired	$43,948

Of the $3.4 million of intangible assets acquired, $2.8 million was assigned to customer relationships with a remaining useful life of nine years, and $523 thousand was assigned to developed technology with a remaining useful life of 6 years. The Company recorded $106 thousand of amortization expense related to these intangible assets for the three months ended March 31, 2008.

Estimated Amortization Expenses:

For the year ended December 31, 2008	$403,260
For the year ended December 31, 2009	$403,260
For the year ended December 31, 2010	$403,260
For the year ended December 31, 2011	$403,260
For the year ended December 31, 2012	$403,260
Thereafter	$1,351,626

Note 7.  Pro Forma Financial Information (related to recent acquisitions)

The following unaudited pro forma financial information for the three months ended March 31, 2008 and 2007 presents the consolidated operations of the Company as if the IDS and Telstra acquisitions had been made on January 1, 2007, after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition dates. The Company made adjustments primarily for the amortization of intangible assets and the recognition of income tax expense using local effective tax rates.  The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	As Reported 1st Qtr 2008	As Reported 1st Qtr 2007	Pro Forma 1st Qtr 2007
	(In thousands)
Revenue	$16,639	$9,018	$13,983
Net Income	$5,670	$1,962	$2,496
Basic EPS	$1.66	$0.69	$0.88
Diluted EPS	$1.40	$0.61	$0.78

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.  Line of Credit and Letters of Credit

Bank Line of Credit—The Company maintains a revolving line of credit facility with LaSalle Bank N.A. The line provides for a variable interest rate tied to LIBOR. It is secured by a first security interest in substantially all of the Company’s assets, and expires in December 2009. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance.

In December 2007 the Company entered into an amendment to the credit agreement, which increased the line to $25 million. The interest rate remained unchanged at LIBOR + 1.3%.  During the three months ended March 31, 2008 the Company borrowed $4.3 million on the revolving line of credit.  As of March 31, 2008 the outstanding balance on the line was $19.9 million and carried an effective interest rate of 4.60%.

Letters of Credit—Under terms of the lease agreement for our office space in Herndon, Virginia, the Company was required to maintain a stand-by letter credit in the amount of $150 thousand. The amount was automatically reduced to $30 thousand upon occupancy in November 2007.

Note 9.  Commitments and Contingencies

The nature of the Company’s commitments and contingent liabilities have not changed from the disclosures provided in Note 8 to the consolidated financial statements included in our annual report for the year ended December 31, 2007 on Form 10-K, which is incorporated herein by reference.   These commitments and contingencies involve facility leases, various claims and legal actions arising in the normal course of business, and our self-insurance program for the health insurance for our U.S. employees.

Note 10.  Convertible Debt

On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a price of $63.84 per share, subject to certain adjustments as set forth in the note. This note is being accounted for in accordance with APB Opinion 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The note bears an interest rate of 2.5% per annum and is payable in full at its maturity date of December 18, 2009. The proceeds of this note were used by the Company to partially finance the acquisition of Telstra eBusiness Services effective January 2, 2008. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. Further, in the event of a change of control of the Company, as defined in the Note, in addition to any other rights Whitebox may have, Whitebox has the right to put the then-outstanding principal amount of the Note (including any accreted interest) to the Company. Upon the exercise of this put right, the Company is required to pay to Whitebox an amount in cash equal to 110% multiplied by the greater (i) the then-outstanding principal amount of the Note (including any accreted interest) or (ii) the listed or quoted average price of the Common Stock on the trading market on which the Common Stock is then listed for the 20 trading days preceding the change in control multiplied by the number of shares into which the Note is then entitled to be converted. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $63.84 per share, if the average price of the Company’s Common Stock on the trading market exceeds $128.00 for any consecutive 30 trading days.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.  Long-term Debt

Other long-term debt is a result of the EbixLife acquisition in February 2004 and represents a $2.5 million non-interest bearing note payable. The note is payable in annual installments of $500 thousand over five years. The Company has imputed interest on this debt at the rate of 4% per annum.  Installment payments on this note were paid in February 2005, February 2006, March 2007, and on February 2008. The final payment of $500 thousand is due in February 2009.

Note 12.  Stock Repurchase

On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to purchase up to $1.0 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. On March 21, 2008, the Board ratified an increase in the Company’s ability to repurchase its own current outstanding shares of common stock from an aggregate of $1 million to $5 million. Under the terms of the board’s authorization, Ebix retains the right to purchase up to $5 million in shares but does not have to repurchase this entire amount.  All purchases will be on the open market and are expected to be funded from existing cash.

Note 13.  Sale of Unregistered Common Stock

On June 1, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell 400,000 shares (the “Shares”) of unregistered common stock at $33.25 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 163,600 shares of the Company’s common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 236,400 shares of the Company’s common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock.   The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.

On December 13, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 38,462 shares and 38,461 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.

On December 20, 2007 the Company entered into a share purchase agreement (the “Share Purchase Agreements”) to sell 20,000 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an “accredited investor” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.  Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. We adopted FIN 48 in January 2007 and recorded a $455 thousand adjustment to the opening retained earnings balance as of January 1, 2007. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.

As of March 31, 2008 the Company’s consolidated balance sheet includes a liability of $566 thousand for unrecognized tax benefits, which includes estimated interest and penalties in the amount of $147 thousand. During the first quarter there have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.   Generally, the federal statute of limitations requirements allow for tax return examinations for a period of three years subsequent to the filing date of the return. Certain state and foreign jurisdictions have longer periods.   Accordingly, with few exceptions, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2004.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOL’s”) were generated and carried forward, and to make adjustments up to the amount of the NOL carryforward amount.

Effective Tax Rate—The effective income tax rate was 5.2% and 5.9% for the three months ended March 31, 2008 and 2007, respectively.  The primary reason the decrease in the effective tax rate was the realization of certain deferred tax assets.

Note 15.  Geographic Information

The Company operates in one reportable segment.  In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” the following enterprise wide information relates to the geographic locations in which the Company conducts business operations.  Information pertaining to IDS, acquired in November 2007 is included in Domestic operations.   Information pertaining to Telstra eBusiness Services, acquired in January 2008, is in included in Australia/New Zealand operations.

Three months ended March 31, 2008

(dollar amounts in thousands)	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$9,719	$6,426	$18	$440	$36	$16,639
Fixed assets	$2,155	$420	$855	$40	$—	$3,470
Goodwill	$29,056	$52,256	$—	$—	$—	$81,312
Intangible assets	$6,609	$3,654	$—	$—	$—	$10,263
Employees	218	77	128	6	—	429

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.  Geographic Information (Continued)

Three months ended March 31, 2007

(dollar amounts in thousands)	Domestic	Australia/ New Zealand	India	Singapore	Canada	Total
Revenue	$6,501	$2,005	$14	$478	$20	$9,018
Fixed assets	$1,121	$218	$781	$41	$1	$2,162
Goodwill	$16,542	$6,677	$—	$—	$—	$23,219
Intangible assets	$6,885	$529	$—	$—	$—	$7,414
Employees	133	36	117	6	—	292

Note 16.  Subsequent Events

Sale of Unregistered Common Stock—On April 2, 2008, we entered into a share purchase agreement pursuant to which Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 40,000 shares of our unregistered common stock at $75.70 per share, for an aggregate offering price of approximately $3.0 million.    Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.

On April 7, 2008, we entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 110,000 shares of our unregistered common stock at $72.87 per share, for an aggregate offering price of approximately $8.0 million.  The purchase was for the account of several “accredited investors.”  The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes.  Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.

On April 18, 2008, we entered into a share purchase agreement pursuant to which Fisher Funds Management, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 20,000 shares of our unregistered common stock at $73.75 per share, for an aggregate offering price of approximately $1.5 million.  Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.

Repurchase of common stock from an affiliate—On April 16, 2008, we entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the purchase by us of 400,000 shares of our common stock held by Brit, and consummated the transaction on April 17, 2008.  The price was $60.00 per share, for an aggregate purchase price of $24.0 million.  As a result of this transaction, Brit now holds 330,163 shares of our common stock, representing approximately 10.4% of our outstanding shares after taking into account the 170,000 shares recently sold and issued to other shareholders. The Company utilized the proceeds of its April 2008 sales of common stock (approximately $11.0 million), cash on hand (approximately $8.0 million) and additional borrowings under its line of credit (approximately $5.0 million) to finance the share repurchase.

Completion of business acquisition—On April 25, 2008 Ebix acquired Periculum Services Group (“Periculum”).  Periculum has emerged as one of the key players in the insurance certificate tracking industry and has an extensive customer base across many different industries.  Periculum is immediately being merged into the Company’s existing certificate tracking division, Ebix
BPO—IDS.  The Company acquired all of the assets of Periculum for a payment of $1.1 million in cash and additional future payments of up to $300 thousand in one year if certain customer retention and revenue targets for Periculum are achieved.  Ebix funded this transaction through internal sources using available cash balances.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995 —This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements may be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance.   Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.   Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified in Part I, Item 1A, “Risk Factors” in our 2007 Form 10-K which is incorporated by reference herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•                  Regarding Notes 8 and 10 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•                  With respect to Note 9 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments”  in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies, including;

•                  Regarding Note 6 of the Notes to Consolidated Financial Statements, estimated future amortization expense related to definite-lived acquired intangible assets at March 31, 2008, and our ability to accurately estimate the fair value of such assets; and,

•                  With respect to revenue trends discussed in the three month in MD&A, the actual level of demand for our products during the remaining quarters of 2008; and,

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Company Overview

 Ebix is focused on the convergence of all insurance channels, processes, and entities in order to facilitate the seamless flow of data. The Company designs products and services that are pioneering and ahead of our competition. The Company’s marketing efforts are concentrated on the insurance company, broker, data exchange, and business process outsourcing channels. We offer solutions including an end-to-end insurance portal, exchanges for data transmission, agent management systems, and carrier systems (including end-to-end rating, quoting, policy processing, claims processing, and on-line risk binding).   Our customers include many of the top insurance and financial sector companies in the world.  Over 70% of our operating revenues are of a recurring nature.

On November 1, 2007, Ebix completed the acquisition of Jenquest, Inc. (“Jenquest”), a leader in the certificate of insurance tracking industry located in Hemet, California. The purchase price was $11.25 million and was primarily financed from internal sources using available cash balances.

Effective January 2, 2008 Ebix completed the acquisition of Telstra eBusiness Services Pty Limited (“Telstra”), a premier insurance exchange located in Melbourne, Australia. The purchase price was $43.8 million and was financed with a combination of available cash reserves, proceeds from the issuance of convertible debt, proceeds from the sales of unregistered shares of the Company’s common stock, and funding from the Company’s revolving line of credit.

Offices and Geographic Information

The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; and Dallas, Texas. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to our 3,000 customers across six continents.   Ebix also has established product development unit in India which has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification in India.  Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 15 to the consolidated financial statements, included Part 1 in this Form 10-Q.

Key Performance Indicators

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

The key performance indicators for the three months ended March 31, 2008 and 2007 were as follows:

	Key Performance Indicators Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)

Revenue	$16,639	$9,018
Revenue growth	84.5%	59.6%
Operating income	$6,143	$2,238
Operating margin	36.92%	24.81%
Net income	$5,670	$1,962
Diluted earnings per share	$1.40	$0.61
Cash provided by operating activities	$3,645	$2,026

Results of Operations — Three-Months Ended March 31, 2008 and 2007

Operating Revenue

Total revenue - Total revenue is comprised of “Services” revenue and “Software” revenue.  Services revenue is primarily derived from professional and support services and includes consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems.  In addition, Services revenue includes fees for the maintenance of software licenses, Application Service Provider (ASP) services, hosting and other miscellaneous revenues. Software revenue is derived from the licensing of proprietary and third party software (“Software”).  During the three months ended March 31, 2008 our total revenue increased $7.6 million or 85%, to $16.6 million in the first quarter of 2008 compared to $9.0 million during the first quarter of 2007.   The increase in our first quarter 2008 revenue as compared to the first quarter of 2007 is a result of increases in our exchange division revenues of $5.4 million, BPO division revenues of $1.7 million, and carrier system revenues of $997 thousand, partially offset by a $590 thousand decrease in revenues from our legacy products.

Services revenue increased $7.7 million or 89%, from $8.7 million in the first quarter of 2007 to $16.4 million in the first quarter of 2008.  The Company achieved a $5.4 million revenue increase in our exchange divisions, a $1.7 million revenue increase in our BPO division, and a $997 thousand revenue increase in our carrier system division.  These improvements in revenue were facilitated by a combination of both organic growth and acquisitions.

Software revenue decreased $101 thousand or 32%, from $316 thousand during the first quarter of 2007 to $215 thousand during the first quarter of 2008.  This decrease was due to a decrease in domestic software licensing sales and reflects management’s emphasis on increasing recurring services revenue.

Cost of Services Provided

Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $1.3 million or 82%, from $1.6 million in the first quarter of 2007 to $2.8 million in the first quarter of 2008.  This increase is primarily attributable to the recent acquisitions of Telstra eBusiness Services and IDS which added $394 thousand and $857 thousand respectively in payroll and facility expenses.

Product Development Expenses

Product development expenses increased $321 thousand or 17%, from $1.9 million during the first quarter of 2007 to $2.2 million during the first quarter of 2008.  This increase is due to costs incurred for additional staff resources needed for the EbixExchange divisions in the U.S. and Australia.

Sales and Marketing Expenses

Sales and marketing expenses decreased $105 thousand or 11%, from $952 thousand in the first quarter of 2007 to $847 thousand in the first quarter of 2008.  This decrease is attributable to a reduction of costs in our U.S. divisions partially offset by additional costs incurred in our new EbixExchange division, formerly Telstra eBusiness Services, which was acquired in January 2008.

General and Administrative Expenses

General and administrative expenses increased $2.0 million or 114%, from $1.8 million during the first quarter of 2007 to $3.8 million during the first quarter of 2008.  Approximately $1.8 million of this increase is associated with payroll, communications, consulting, and facility costs incurred in our newly acquired EbixExchange division, formerly known as Telstra eBusiness Services.  We also experienced modest net increases in general and administrative expenses in our New Zealand, Singapore, and U.S. operations aggregating to $274 thousand, all of which were primarily associated with increases in payroll costs.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased $194 thousand or 31%, from $625 thousand in the first quarter of 2007 to $819 thousand in the first quarter of 2008.  The increase is primarily due to the amortization of the customer relationship and developed technology intangible assets that were acquired in connection with our acquisitions of IDS and Telstra eBusiness Services, which increased amortization expenses $35 thousand and $115 thousand respectively.

Income Taxes

The income provision for the three months ended March 31, 2008 was $312 thousand which is a $188 thousand or 152% increase compared to the $124 thousand recognized in the same period in 2007.  The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering items specifically related to the respective interim reporting period.  The effective tax rate utilized in the first quarter of 2008 was 5.2% which is slightly down from the 5.9% for the same period in 2007 due to the realization of certain deferred tax assets.

Liquidity and Capital Resources

Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths.   Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. We use and intend to continue using cash flows from operations in combination with borrowings  and the issuance of equity securities to fund capital expenditures, make acquisitions, retire outstanding indebtedness, and to purchase outstanding shares of our common stock.

We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to our credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty.   In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities.

      Our cash and cash equivalents were $13.6 million and $49.5 million at March 31, 2008 and December 31, 2007, respectively.   The primary factor causing the substantial decrease in our available cash balances at March 31, 2008 was funds used to finance the acquisition of Telstra eBusiness Services on January 2, 2008.

Operating Activities

For the three months ended March 31, 2008, the Company generated $3.6 million of net cash flow from operating activities which is $1.6 million or 80% greater than the $2.0 million generated during the three months ended March 31, 2007.   The major sources of cash provided by operating activities during the first quarter was net income of $5.6 million, net of $819 thousand of depreciation and amortization, $3.3 million of working capital requirements and a $494 thousand increase in deferred revenue.

During the three months ended March 31, 2007, the Company generated net operating cash flows of $2.0 million.  This operating cash flow was principally the result of a growth in net income and a decrease in accrued payroll and related benefits of $496 thousand partially offset by an increase in net accounts receivable of $718 thousand and an increase in deferred revenue of $447 thousand.

Investing Activities

Net cash used for investing activities totaled $43.2 million for the three months ended March 31, 2008, of which $44.3 million was used for the January 2008 acquisition of Telstra eBusiness Services (“Telstra”), less $1.3 million of cash acquired. $181 thousand was used for capital expenditures related to the enhancement of our technology platforms and purchases of operating equipment.  The Telstra acquisition was financed with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock.

During the three months ended March 31, 2007 cash used in investing activities totaled $163 thousand and represented expenditures made primarily for operating equipment expenditures in India and the U.S.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 totaled $4.1 million.  During the first quarter of 2008 the Company borrowed $4.3 million from its revolving line of credit for operating and working capital needs.  Also during the quarter the Company used $493 thousand to service existing long-term debt and capital lease obligations, and received $271 thousand from the exercise of outstanding common stock options.

During the first quarter of 2007 the cash used for financing activities amounted to $477 thousand and resulted from the Company’s payment of a long-term debt obligations.

Revolving Credit Facility

The Company has maintained a revolving line of credit facility with a major commercial banking institution. In December 2007 the credit facility agreement was amended and the line was increased from $15.0 million to $25.0 million. The interest rate on the credit facility remained unchanged at Libor plus 1.30%. At March 31, 2008 the balance on the line of credit was $19.9 million with an effective interest rate was 4.60%, thereby leaving $5.1 million available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.

Off-Balance Sheet Arrangements

We do not engage in off – balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of March 31, 2008.  The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)

Long-term debt (1)	$40,445	$500	$39,945	$—	$—
Operating leases	$5,327	$1,524	$1,872	$1,210	$721
Capital leases	$9	$4	$5	$—	$—
Total	$45,781	$2,028	$41,822	$1,210	$721

(1)   Includes interest at an imputed interest rate of 4% for the February 2004 LifeLink acquisition which represents the effective interest rate at the date of acquisition.

Related Party Transactions

As of March 31, 2008, Brit Insurance Holdings PLC (“Brit”) held 730,163 shares of common stock, representing 21.4% percent of our outstanding common stock.   During the three months ended March 31, 2008, $134 thousand was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable from Brit and its affiliates at March 31, 2008 were $762 thousand. We continue to provide services for Brit and its affiliates and to receive payments for such services.

Recent Accounting Pronouncements

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

Application of Critical Accounting Policies

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Summary of Significant Accounting Policies” sections of Note 1 to this Form 10-Q and the Consolidated Financial Statements, in our 2007 Form 10-K describe the pertinent accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisition of Telstra eBusniess Services has affected our critical accounting policies and concluded that it has not had a significant impact on our critical accounting policies. We have also expanded our discussion of our accounting for income taxes to include our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.

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

The Company considers revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. Revenue is recorded net of sales tax, as these taxes are recognized as a liability upon billing.

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

Revenue for maintenance and support service is recognized ratably over the term of the support agreement.  Similarly, revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.”  ASP transaction services fee revenue is recognized as the transactions occur and generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period.

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

Goodwill and Other Acquired Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company also has significant operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location.  There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition.  For the three months ended March 31, 2008 and 2007 the net change in the cumulative foreign currency translation adjustment were unrealized gains of $1.9 million thousand and $5 thousand respectively. The foreign currency exchange risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 20% adverse change in exchange rates for all currencies in foreign countries in which we have business operations.  Such an adverse change would have resulted in an adverse impact on income before income taxes of approximately $445 thousand for the quarter ended March 31, 2008.

The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances.  As of March 31, 2008 the Company had $40.4 million of outstanding debt obligations which consisted of a $19.9 million balance on our revolving line of credit, the $20.0 million convertible promissory note with Whitebox VSC, Ltd., and a $455 thousand balance on the note payable in connection with the 2003 acquisition of EbixLife.  The Whitebox convertible note’s interest rate is fixed at 2.5% and the EbixLife note is non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations.  The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and stood at 4.60% at March 31, 2008.   The Company has interest rate risk related to the revolving line of credit. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% increase in the one month LIBOR rate.  Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $20 thousand for the three months ending March 31, 2008.

The Company’s average cash balance during the 1st quarter of 2008 was $8.4 million and its existing cash balances as of March 31, 2008 were $13.6 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates earned on the Company’s cash balances. Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $13 thousand for the three months ending March 31, 2008.

For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2007 Form 10-K.

Item 4(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934, as amended, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately and properly recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the quarter ending March 31, 2008 that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1A.                RISK FACTORS

Our principal risk factors include, but are not limited to the following:

•                  Changes in U.S. and global economic conditions and significant movements in interest rates;

•                  Changes in market demand for our products and services;

•                  Our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change and customer demand;

•                  Our inability to protect our intellectual property;

•                  Pricing strategies, new product introductions and other pressures from existing or emerging competitors which could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience;

•                  Changes in laws and regulations governing our business and the application of existing laws, including international, federal or state regulations effecting the insurance industry;

•                  Disruptions in our business-critical systems and operations which could interfere with our ability to deliver products and services to our customers;

•                  Risks associated with our integration of IDS and Telstra eBusiness Services and other acquired technologies, businesses and investments;

•                  Significant concentration of the ownership of our common stock will limit an investor’s ability to influence corporate actions; and,

•                  Risks associated with financing including the willingness of credit institutions to provide financing to us.

In addition to these risk factors you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell 400,000 shares (the “Shares”) of unregistered common stock at $33.25 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 163,600 shares of the Company’s common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 236,400 shares of the Company’s common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock.   The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.

On December 13, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 38,462 shares and 38,461 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.

On December 20, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 20,000 shares of our unregistered common stock at $58.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.

The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are “accredited investors,” as such term is defined in Rule 501 of Regulation D.

Use of Proceeds from the Recent Sale of Unregistered Securities

The proceeds of the above cited recent sales of unregistered shares of our common stock were used to finance our acquisition of Jenquest, Inc (“IDS”) in November 2007 and Telstra eBusiness Services in January 2008.

Item 6.  EXHIBITS

The exhibits filed herewith or incorporated by reference herein are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: May 6, 2008	By	/s/ Robin Raina
Robin Raina Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008	By	/s/ Robert F. Kerris
Robert F. Kerris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Share Sale Agreement by and among Ebix, Inc., Ebix Australia (vic) Pty Ltd, and Telstra Services Solutions Holdings Limited dated December 22, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 18, 2008 and incorporated herein by reference).

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
10.29

Share Purchase Agreement made and entered into as of April 2, 2008 by and among Ebix, Inc and Rennes Foundation (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed April 14, 2008 and incorporated herein by reference).

10.30

Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc and Ashford Capital Management, Inc.(incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed April 14, 2008 and incorporated herein by reference).

10.31

Stock Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc and Brit Insurance, Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed April 17, 2008 and incorporated herein by reference).

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