Form 10-Q
period 2008-06-30
EBIX INC
filed 2008-08-11
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
Ebix, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0021975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 CONCOURSE PARKWAY, SUITE 3200
ATLANTA, GEORGIA	30328
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 678-281-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 11, 2008, the number of shares of Common Stock outstanding was 3,173,371.

Ebix, Inc. and Subsidiaries
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Revenue	$17,803	$9,816	$34,442	$18,834

Operating expenses:
Cost of services provided	3,225	1,718	6,161	3,284
Product development	2,162	2,198	4,240	4,048
Sales and marketing	818	1,078	1,665	2,030
General and administrative	3,856	1,899	7,672	3,686
Amortization and depreciation	837	625	1,656	1,250

Total operating expenses	10,898	7,518	21,394	14,298

Operating income	6,905	2,298	13,048	4,536
Interest income	140	136	262	207
Interest expense	(394)	(142)	(736)	(370)
Foreign exchange gain (loss)	100	122	159	127

Income before income taxes	6,751	2,414	12,733	4,500
Income tax (expense)/benefit	(415)	99	(727)	(25)

Net income	$6,336	$2,513	$12,006	$4,475

Basic earnings per common share	$1.96	$0.85	$3.62	$1.54

Diluted earnings per common share	$1.62	$0.75	$3.01	$1.36

Basic weighted average shares outstanding	3,229	2,973	3,318	2,911

Diluted weighted average shares outstanding	3,992	3,366	4,073	3,291
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,074	$49,466
Accounts receivable, less allowance of $325 and $146, respectively	13,198	8,809
Other current assets	1,113	1,130

Total current assets	26,385	59,405

Property and equipment, net	3,427	3,356
Goodwill	84,731	36,408
Intangible assets, net	9,988	7,318
Other assets	2,068	2,023

Total assets	$126,599	$108,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	3,430	2,231
Accrued payroll and related benefits	2,629	1,517
Short term debt	24,945	15,650
Current portion of long term debt and capital lease obligations	502	510
Deferred revenue	6,042	5,645
Other current liabilities	207	149

Total current liabilities	37,755	25,702

Convertible debt	20,000	20,000
Long term debt and capital lease obligation, less current portion	4	486
Other liabilities	3,140	1,477
Deferred rent	656	719

Total liabilities	61,555	48,384

Commitments and Contingencies, Note 9

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized, 3,182,261 issued and 3,173,371 outstanding at June 30, 2008 and 3,406,234 issued and 3,397,344 outstanding at December 31, 2007	317	340
Additional paid-in capital	104,147	114,768
Treasury stock (8,890 shares repurchased as of June 30, 2008 and December 31, 2007 respectively)	(149)	(149)
Accumulated deficit	(45,507)	(57,513)
Accumulated other comprehensive income	6,236	2,680

Total stockholders’ equity	65,044	60,126

Total liabilities and stockholders’ equity	$126,599	$108,510

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Unaudited)

								Accumulated
	Common Stock							Other
			Treasury		Additional			Comprehensive
	Issued		Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income
	(In thousands, except share amounts)
Balance, December 31, 2007	3,406,234	$337	(8,890)	$(149)	$114,771	$—	$(57,513)	$2,680	$60,126
Net income	—	—			—	—	12,006	—	12,006	$12,006
Cumulative translation adjustment	—	—			—	—	—	3,556	3,556	3,556

Comprehensive income										$15,562

Proceeds from issuance of common stock (net of issuance costs)	170,000	17			12,502	—	—	—	12,519
Repurchase of common stock	(400,000)	(40)			(23,960)				(24,000)
Exercise of stock options	16,908	3			516				519
Restricted stock	21,513				254		—	—	254
Unvested portion of total restricted stock	(32,394)					—	—	—	—
Deferred compensation and amortization related to options	—	—			64		—	—	64

Balance, June 30, 2008	3,182,261	$317	(8,890)	$(149)	$104,147	$—	$(45,507)	$6,236	$65,044
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$12,006	$4,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,651	1,250
Stock-based compensation	64	114
Restricted stock compensation	254	58
Provision for doubtful accounts	179	30
Changes in operating assets and liabilities:	—	—
Accounts receivable	(2,738)	(1761)
Other assets	44	(247)
Accounts payable and accrued expenses	(1,283)	(378)
Accrued payroll and related benefits	216	(599)
Deferred revenue	(368)	766
Deferred taxes	653	—
Deferred rent and other liabilities	(20)	98

Net cash provided by operating activities	10,659	3,806

Cash flows from investing activities:
Investment in Telstra eBusiness Services, net of cash acquired	(42,968)	—
Investment in Finetre, net of cash acquired	—	(15)
Investment in Periculum, net of cash acquired	(1,067)	—
Deferred Rent	—	(5)
Capital expenditures	(382)	(315)

Net cash used in investing activities	(44,417)	(335)

Cash flows from financing activities:
Proceeds from (payments on) line of credit	9,295	(10,000)
Proceeds from the issuance of common stock, net of issuance costs	12,518	13,275
Proceeds from the exercise of the stock options	514	37
Repurchase of Common Stock	(24,000)	—
Payments on capital lease obligations	(2)	(2)
Principal payments of debt obligations	(490)	(423)

Net cash provided/(used) in financing activities	(2,165)	2,887

Effect of foreign exchange rates on cash	(1,469)	269

Net change in cash and cash equivalents	(37,392)	6,627
Cash and cash equivalents at the beginning of the period	49,466	5,013

Cash and cash equivalents at the end of the period	$12,074	$11,640

Supplemental disclosures of cash flow information:
Interest paid	$459	$320
Income taxes paid	$327	$431
Supplemental Disclosure of noncash investing activities
Telstra eBusiness Services —On January 2, 2008, the Company completed its acquisition of Telstra eBusiness Services (“Telstra”). The Company paid Australian $50.0 million (US $43.8 million) for Telstra. Ebix also incurred approximately $368 thousand of direct expenses primarily consisting of legal, accounting, due diligence, and filing fees related to the closing of the Telstra acquisition. The acquisition gave rise to the elimination of certain personnel of Telstra and as a result the Company recognized a liability of $198 thousand related to this force reduction.
Periculum Services Group —On April 25, 2008 the Company completed its acquisition of Periculum Services Group (“Periculum”). The Company acquired substantially all of the stock of Periculum for a payment of $1.1 million in cash and additional future payments of up to $300 thousand in one year if certain customer retention and revenue targets for Periculum are met.
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix provides a broad spectrum of Internet-based application service provider (“ASP”) and custom software development services to the insurance companies and to insurance agencies/brokers across six continents. Products include carrier systems, agency systems, and data exchanges and feature fully customizable and scalable software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also has offices in five countries which include Australia, New Zealand, Singapore, the United Kingdom and India, servicing customers across more than fifty countries.
Summary of Significant Accounting Policies
Basis of Presentation—These unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year. The consolidated financial statements include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix, or “The Company”) which include:
Ebix International, Inc.
Ebix Australia Pty, Ltd.
Ebix Insurance Agency, Inc.
Ebix New Zealand and New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Software India Private Limited
EIH Holdings KB and AB
EbixLife, Inc.
Finetre Corporation
Ebix BPO, Inc.
Ebix Asia Holdings, Inc
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
Revenue Recognition and Deferred Revenue—We derive our revenue primarily from:  professional and support services, which includes revenue derived from software development projects and associated fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems, subscription and transaction fees related to services delivered on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, and business process outsourcing revenue, as well as software revenue, which includes the licensing of proprietary and third-party software. International revenue accounted for 41% and 41% of the Company’s total revenue for the three and six months ended June 30, 2008 respectively and for 30% and 29% of the Company’s total revenue for the three and six months ended June 30, 2007 respectively.
The Company’s revenues are derived from five (5) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each those product or service groups for the three and six months ended June 30, 2008 and 2007.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Carrier Systems	$2,843	$2,134	$5,133	$3,925
Exchanges	$9,380	$4,583	$18,731	$8,989
BPO	$1,817	$25	$3,514	$60
Broker Systems	$3,425	$2,609	$6,315	$4,906
Legacy Products	$338	$465	$749	$954

Totals	$17,803	$9,816	$34,442	$18,834

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
Allowance for doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $150 thousand and $180 thousand during the three and six months ended June 30, 2008 and $30 thousand and $30 thousand for the three and six months ended June 30, 2007 respectively.
Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 16.
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
Goodwill and Other Acquired Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows. During the six months ended June 30, 2008, $42.7 million of goodwill was recorded in connection with the acquisition Telstra eBusiness Services and $927 thousand for the acquisition of Periculum Services Group.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)
Changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2008 and 2007 were as follows:
Goodwill (in thousands)

	June 30,	December 31,
	2008	2007
Beginning balance	$36,408	$23,118
Additions	43,631	12,530
Foreign currency translation adjustments	4,692	760

Ending balance	$84,731	$36,408

Intangible Assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Intangible assets:
Customer relationships	$10,483	$7,170
Developed technology	4,730	4,103
Trademarks	728	706
Backlog	140	140

Total intangibles	16,081	12,119
Accumulated amortization:	(6,093)	(4,801)

Intangibles net	$9,988	$7,318

Intangible Assets—Amounts allocated to intangible assets are amortized on a straight line basis over their estimated useful lives as follow:

Life
Category	(yrs)

Customer relationships	4-10
Developed technology	5-7
Trademarks	5-10
Backlog	1-2
Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to Financial Accounting Standard No. 109, “Accounting for Income Taxes (SFAS 109)”. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards and their financial reporting amounts in each period using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.

Ebix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)
Effective January of 2007 the Company adopted the Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%.
Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s’ functional currency are included in the determination of net income.
Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations,” and improves the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly the Company will adopt SFAS in the first quarter of 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 during the quarter ended March 31, 2008 and its adoption has had no material impact on the Company’s financial statements.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Share Based Compensation (Continued)
Stock Options— No stock options were granted to employees and 15,000 stock options were granted to Directors during the first six months of 2008. Share-based compensation expense was $51 thousand and $64 thousand during the three and six months ended June 30, 2008 and $10 thousand and $21 thousand for the three and six months ended June 30, 2007 respectively in regards to outstanding and unvested stock options. A summary of stock option activity for the Company’s active stock option plans for the six months ended June 30, 2008 is as follows:

					Weighted
					Average
				Weighted	Remaining	Aggregate
	Within Plans			Average	Contractual	Intrinsic
	Nonstatutory	Incentive	Outside	Exercise	Term	Value (*)
	Options	Options	Plan	Price	(Years)	(thousands)
Outstanding at December 31, 2007	479,867	47,781	2,500	$11.92	4.46	$32,480
Granted	15,000	—	—	$—	—	—
Exercised	(10,191)	—	—	$26.58	—	—
Canceled	—	—	—	$—	—	—
Outstanding at March 31, 2008	484,676	47,781	2,500	$11.64	4.29	$32,362

Granted	—	—	—	$—	—	—
Exercised	(6,717)	—	—	$26.58	—	—
Canceled	—	—	—	$—	—	—
Outstanding at June 30, 2008	477,959	47,781	2,500	$11.31	4.06	$35,078

Exercisable at June 30, 2008	464,507	33,700	1,562	$10.07	4.06	$33,811

(*)	The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.
Restricted Stock—On April 14, 2008 the Compensation Committee of the Board of Directors approved and the Company granted an award of 9,025 shares of restricted stock to certain key employees of the Company. The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) as approved by the Company’s Board of Directors. The aggregate value of these awards was $672 thousand, as determined by multiplying the number of shares times the market price of the Company’s stock on April 14, 2008, the date of the grant award. The Company recognized compensation expense of $48 thousand related to these shares during the six months ended June 30, 2008.
On March 24, 2008 the Compensation Committee approved an award of 5,358 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program. This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on March 24, 2008, the date the Compensation Committee of the Board of Directors approved the grant, represents approximately 25% of the aggregate of the his total salary and cash bonus compensation earned for 2007. The Company recognized compensation expense of $31 thousand and $34 thousand related to these shares for the three months ended and six months ended June 30, 2008 respectively.
On January 10, 2008 the Compensation Committee of the Board of Directors approved and the Company granted an award of 7,130 shares of restricted stock to certain key employees of the Company. The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) as approved by the Company’s Board of Directors. The aggregate value of these awards was $489 thousand, as determined by multiplying the number of shares times the market price of the Company’s stock on January 10, 2008, the date of the grant award. The Company recognized compensation expense of $31 thousand and $58 thousand related to these shares during the three months ended and six months ended June 30, 2008 respectively.
On November 11, 2007 the Compensation Committee approved an award of 2,500 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program. This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on November 11, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant, represents approximately 12% of the aggregate of the his total salary and cash bonus compensation earned for 2007. The Company recognized compensation expense of $14 thousand and $28 thousand during the three and six months ended June 30, 2008 and $0 thousand and $0 thousand for the three and six months ended June 30, 2007 respectively.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Share Based Compensation (Continued)
On May 9, 2007, the Compensation Committee approved an award of 8,501 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program.
This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on the date the Compensation Committee of the Board of Directors approved the restricted stock grant, represents approximately 23% of the aggregate of the his total salary and cash bonus compensation earned for 2006. The Company recognized compensation expense of $21 thousand and $42 thousand during the three and six months ended June 30, 2008 and $14 thousand and $14 thousand for the three and six months ended June 30, 2007 respectively.
Total compensation expense recognized for all outstanding restricted stock awards was $167 thousand and $254 thousand for the three and six months ended June 30, 2008 and $36 thousand and $58 thousand for the three and six months ended June 30, 2007 respectively.
Note 3. Earnings per Share
Basic earnings per share (“EPS”) is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of shares outstanding for the three months ended June 30 2008 and 2007 was 3,229,440 and 2,972,874 respectively, and for the six months ended June 30 2008 and 2007 was 3,317,852 and 2,910,925 respectively. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. For the three months ended June 30, 2008 and 2007 common stock equivalents increased weighted average number of shares outstanding of by 762,998 and 393,054 respectively, resulting in a total of fully diluted weighted average number of shares outstanding of 3,992,438 and 3,365,928 respectively. For the six months ended June 30, 2008 and 2007 common stock equivalents increased weighted average number of shares outstanding of by 755,585 and 380,244, respectively, resulting in a total of fully diluted weighted average number of shares outstanding of 4,073,417 and 3,291,169 respectively. At June 30, 2008 there were 120,464 shares potentially issuable with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive.
Note 4. Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$6,336	$2,513	$12,006	$4,475
Other comprehensive income (loss)—foreign currency translation adjustment	1,684	625	3,556	832

Comprehensive income	$8,020	$3,138	$15,562	$5,307

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Related Party Transactions
The Company considers Brit Insurance Holdings PLC and its affiliates (“Brit”) to be a related party. At June 30, 2008 Brit held 330,163 shares of the Company’s common stock, representing an approximate equity ownership of 10.4%. Brit is also a customer and has entered into various software and service agreements with the Company. During the three and six months ended June 30, 2008 approximately $188 thousand and $322 thousand, respectively, was recognized as revenue from Brit which represented 1% and 1% respectively of the Company’s total revenues for these periods. During the three and six months ended June 30, 2007 approximately $406 thousand and $984 thousand, respectively, was recognized as revenue from Brit which represented 4% and 5% respectively of the Company’s total revenues for these periods. Total accounts receivable from Brit at June 30, 2008 and December 31, 2007 were $474 thousand and $665 thousand respectively and represented 4% and 7% of the Company’s total receivables at those dates.
Note 6. Business Combinations
IDS—On November 1, 2007, the Company announced the merger with Jenquest, Inc. (“IDS”) effective November 1, 2007. The Company paid IDS shareholders $11.25 million for substantially all of IDS’s stock, and IDS shareholders retain the right to earn up to $1.2 million in additional payments over one year if certain revenue or operating income targets of the IDS division of Ebix are met. The operating results of IDS have been included in the Company’s reported net income since the fourth quarter of 2007.
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

Of the $1.3 million of intangible assets acquired, $1.1 million was assigned to customer relationships with a remaining useful life of ten years, and $140 thousand was assigned to developed technology with a remaining useful life of 5 years. The Company recorded $36 thousand and $71 thousand of amortization expense related to these intangibles for the three months ended and six months ended June 30, 2008 respectively.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Business Combinations (Continued)
Telstra eBusiness Services—On January 1, 2008, the Company announced its acquisition of Telstra eBusiness Services (“Telstra”) a premier insurance exchange, effective January 2, 2008. The Company paid Australian $50.0 million (US $43.9 million) for Telstra. Telstra was a company incorporated in Australia with offices in Melbourne, Australia, and was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. Ebix also incurred approximately $368 thousand of direct expenses primarily consisting of legal, accounting, due diligence, and filing fees related to the closing of the Telstra acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The operating results of Telstra have been included in the Company’s reported net income since the first quarter of 2008. The acquisition gave rise to the elimination of certain personnel of Telstra and as a result and in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recognized a liability of $198 thousand related to this elimination of personnel that was undertaken as part of the final integration plan that was implemented immediately after the closing of the acquisition.
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

Of the $3.4 million of intangible assets acquired, $2.8 million was assigned to customer relationships with a remaining useful life of nine years, and $523 thousand was assigned to developed technology with a remaining useful life of 6 years. The Company recorded $108 thousand and $214 thousand of amortization expense related to these intangibles for the three months ended and six months ended June 30, 2008 respectively.
Estimated Amortization Expenses:

For the year ended December 31, 2008	$403,260
For the year ended December 31, 2009	$403,260
For the year ended December 31, 2010	$403,260
For the year ended December 31, 2011	$403,260
For the year ended December 31, 2012	$403,260
For the years ending after December 31, 2012	$1,351,626

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Business Combinations (Continued)
Periculum Services Group—On April 28, 2008 the Company announced its acquisition of Periculum Services Group (“Periculum”) a leading international developer of supplier software and e-commerce solutions to the insurance industry, effective April 25, 2008. The Company acquired substantially all of the stock of Periculum for a payment of $1.1 million in cash and additional future payments of up to $300 thousand in one year if certain customer retention and revenue targets for Periculum are achieved. Ebix financed this acquisition using available cash balances. Periculum was immediately being merged into the Company’s existing certificate tracking division, Ebix BPO—IDS. The operating results of Periculum have been included in the Company’s reported net income starting in the second quarter of 2008. Concurrent with the acquisition, the Company ascribed a value to each of the assets and liabilities assumed from the acquisition of Periculum. The following table summarizes the fair value of those assets and liabilities at the date of acquisition.

(In thousands)
Current assets	$197
Property and equipment	—
Intangible assets	140
Goodwill	890

Total assets acquired	1,227
Less: liabilities assumed	(167)

Net assets acquired	$1,060

Of the $140 thousand of intangible assets acquired, $125 thousand was assigned to customer relationships with a remaining useful life of ten years, and $15 thousand was assigned to developed technology with a remaining useful life of five years. The Company recorded $5 thousand of amortization expense related to these intangible assets for the six months ended June 30, 2008. Future annual amortization expense related to these intangible assets is estimated to be $16 thousand per year.
Estimated Amortization Expenses:

For the year ended December 31, 2008	$10,333
For the year ended December 31, 2009	$15,500
For the year ended December 31, 2010	$15,500
For the year ended December 31, 2011	$15,500
For the year ended December 31, 2012	$15,500
For the years ending after December 31, 2012	$67,667

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7. Pro Forma Financial Information (related to recent acquisitions)
The following unaudited pro forma financial information for the six months ended June 30, 2008 and 2007 presents the consolidated operations of the Company as if the IDS, Telstra, and Periculum acquisitions had been made on January 1, 2007, after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition dates. The Company made adjustments primarily for the amortization of intangible assets and the recognition of income tax expense using local effective tax rates. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$34,442	$34,754	$18,834	$29,429
Net income	$12,006	$11,880	$4,475	$5,728
Basic earnings per share	$3.62	$3.58	$1.54	$1.97
Diluted earnings per share	$3.01	$2.99	$1.36	$1.74
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
In December 2007 the Company entered into an amendment to the credit agreement, which increased the line to $25 million. The interest rate remained unchanged at LIBOR + 1.3%. During the six months ended June 30, 2008 the Company borrowed $9.3 million off the revolving line of credit. As of June 30, 2008 the outstanding balance on the line was $24.9 million and carried an effective interest rate of 3.70%.
Letters of Credit—Under terms of the lease agreement for our office space in Herndon, Virginia, the Company was required to maintain a stand-by letter credit in the amount of $150 thousand. The amount was automatically reduced to $30 thousand upon occupancy in November 2007.
Note 9. Commitments and Contingencies
The nature of the Company’s commitments and contingent liabilities have not changed from the disclosures provided in Note 8 to the consolidated financial statements included in our annual report for the year ended December 31, 2007 on Form 10-K, which is incorporated herein by reference. These commitments and contingencies involve facility leases, various claims and legal actions arising in the normal course of business, and our self-insurnace program for the health insurance for our U.S. employees.
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
On April 2, 2008, the Company entered into a share purchase agreement pursuant to which Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 40,000 shares of our unregistered common stock at $75.70 per share, for an aggregate offering price of approximately $3.0 million. Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Sale of Unregistered Common Stock (continued)
On April 7, 2008, the Company entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 110,000 shares of our unregistered common stock at $72.87 per share, for an aggregate offering price of approximately $8.0 million. The purchase was for the account of several “accredited investors.” The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.
On April 18, 2008, the Company entered into a share purchase agreement pursuant to which Fisher Funds Management, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 20,000 shares of our unregistered common stock at $73.75 per share, for an aggregate offering price of approximately $1.5 million. Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.
The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are “accredited investors,” as such term is defined in Rule 501 of Regulation D.
Note 14. Repurchase of Common Stock from an Affiliate
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the purchase by us of 400,000 shares of our common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $60.00 per share, for an aggregate purchase price of $24.0 million. As a result of this transaction, Brit now holds 330,163 shares of our common stock, representing approximately 10.38% of our outstanding shares after taking into account the 150,000 shares sold and issued to other shareholders as described at Item 3.02 of our Form 8-K filed on April 14, 2008. The Company utilized the proceeds of its April 2008 sales of common stock (approximately $11.0 million), cash on hand (approximately $8.0 million) and additional borrowings under its line of credit (approximately $5.0 million) to finance the share repurchase.
Note 15. Income Taxes
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle and recorded a $455 thousand cumulative-effect adjustment to January 1, 2007 balance of retained earnings. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.
As of June 30, 2008 the Company’s consolidated balance sheet includes a liability of $566 thousand for unrecognized tax benefits, which includes estimated interest and penalties in the amount of $147 thousand. During the first two quarters there have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the federal statute of limitations requirements allow for tax return examinations for a period of three years subsequent to the filing date of the return. Certain state and foreign jurisdictions have longer periods.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Income Taxes (Continued)
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
Effective Tax Rate—The effective income tax rate was 5.7% for the six months ended June 30, 2008, as compared to 0.6% for the same period in 2007. Our effective tax rate for 2008 has increased principally due to the taxable income being generated by EbixExchange, formerly known as Telstra eBusiness Services which we acquired in January 2008.
Note 16. Geographic Information
The Company operates in one reportable segment. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” the following enterprise wide information relates to the geographic locations in which the Company conducts business operations. Information pertaining to IDS, acquired in November 2007 and Periculum, acquired in April 2008 is included in Domestic operations. Information pertaining to Telstra eBusiness Services, acquired in January 2008, is in included in Australia/New Zealand operations.
Six months ended June 30, 2008

		Australia/
(dollar amounts in thousands)	Domestic	New Zealand	India	Singapore	Canada	Total
Revenue	$20,247	$13,204	$36	$955	$—	$34,442
Fixed assets	$2,111	$462	$816	$38	$—	$3,427
Goodwill	$29,983	$54,748	$—	$—	$—	$84,731
Intangible assets	$6,362	$3,626	$—	$—	$—	$9,988
Employees	235	76	162	6	—	479
Six months ended June 30, 2007

		Australia/
(dollar amounts in thousands)	Domestic	New Zealand	India	Singapore	Canada	Total
Revenue	$13,413	$4,384	$30	$977	$30	$18,834
Fixed assets	$1,102	$213	$811	$43	$—	$2,169
Goodwill	$16,542	$7,122	$—	$—	$—	$23,664
Intangible assets	$6,503	$479	$—	$—	$—	$6,982
Employees	139	40	120	6	—	305

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Subsequent Events
Creation of a Direct Financial Obligation—On July 11, 2008 the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $15.0 million, which amount is convertible into shares of Common Stock at a price of $84.00 per share, subject to certain adjustments as set forth in the note. The transactions contemplated by the Agreement were consummated on July 14, 2008. The note bears an interest rate of 2.5% per annum and is payable in full at its maturity date of July 11, 2010. The proceeds of this note were used by the Company to partially finance the acquisition of Acclamation Systems, Inc. which was effective August 1, 2008. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time (subject to certain conversion limitations), at the Conversion Price. The Maturity Date of the Note may be extended, by Whitebox, until July 11, 2012, if the trading price of the Company’s Common Stock does not exceed $98.70 per share for any 30 consecutive trading days prior to the Maturity Date.
Completion of business acquisition—On August 1, 2008 Ebix acquired Acclamation Systems, Inc (“Acclamation”). Acclamation is a premier provider of healthcare benefits and claims management software. Ebix acquired substantially all of the stock of Acclamation for a payment of $22.0 million in cash and additional future payments of up to $3.0 million over the two-year period following the effective date of the acquisition if certain revenue targets for Acclamation are achieved. The Company funded this transaction using a combination of $7.0 million of available cash and $15.0 million of convertible debt.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995—This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified in Part I, Item 1A, “Risk Factors” in our 2007 Form 10-K which is incorporated by reference herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•	Regarding Notes 8, 10, and 13 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;
•	With respect to Note 9 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies;
•	Regarding Note 6 of the Notes to Consolidated Financial Statements, estimated future amortization expense related to definite-lived acquired intangible assets at June 30, 2008, and our ability to accurately estimate the fair value of such assets; and,
•	With respect to revenue trends discussed in the six month in MD&A, the actual level of demand for our products during the remaining quarters of 2008.
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
Company Overview
Ebix is focused on the convergence of all insurance channels, processes, and entities in order to facilitate the seamless flow of data. The Company designs products and services that are pioneering and ahead of our competition. The Company’s marketing efforts are concentrated on the insurance company, broker, exchange, and business process outsourcing channels. We offer solutions including an end-to-end insurance portal, exchanges for data transmission, agent management systems, and carrier systems (including end-to-end rating, quoting, policy processing, claims processing, and on-line risk binding). Our customers include many of the top insurance and financial sector companies in the world. Over 70% of our operating revenues are of a recurring nature.
The Company’s revenues are derived from five (5) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each those product or service groups for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Carrier Systems	$2,843	$2,134	$5,133	$3,925
Exchanges	$9,380	$4,583	$18,731	$8,989
BPO	$1,817	$25	$3,514	$60
Broker Systems	$3,425	$2,609	$6,315	$4,906
Legacy Products	$338	$465	$749	$954

Totals	$17,803	$9,816	$34,442	$18,834

On November 1, 2007, Ebix completed the acquisition of Jenquest, Inc. (“Jenquest”), a leader in the certificate of insurance tracking industry located in Hemet, California. The purchase price was $11.25 million and was primarily financed from internal sources using our own cash reserves.
Effective January 2, 2008, Ebix completed the acquisition of Telstra eBusiness Services Pty Limited (“Telstra”), a premier insurance exchange located in Melbourne, Australia. The purchase price was $43.8 million and was financed with a combination of available cash reserves, proceeds from the issuance of convertible debt, proceeds from the sales of unregistered shares of the Company’s common stock, and funding from the Company’s revolving line of credit.
On April 25, 2008, Ebix completed the acquisition of Periculum Services Group (“Periculum”) a leading international developer of supplier software and e-commerce solutions to the insurance industry. The Company acquired substantially all of the stock of Periculum for a payment of $1.1 million in cash and financed the transaction using available cash reserves.
Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas, Texas, and Portland, Michigan. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to our 3,000 customers across six continents. Ebix’ also has established product development unit in India which has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 16 to the consolidated financial statements, included Part 1 in this Form 10-Q.
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

The key performance indicators for the six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Revenue	$17,803	$9,816	$34,442	$18,834
Revenue growth	81.4%	39.6%	82.9%	48.5%
Operating income	$6,905	$2,298	$13,048	$4,536
Operating margin	38.8%	23.4%	37.9%	24.1%
Net income	$6,336	$2,513	$12,006	$4,475
Diluted earnings per share	$1.62	$0.75	$3.01	$1.36
Cash provided by operating activities	$7,043	$1,780	$10,659	$3,806
Results of Operations—Three Month Period Ended June 30, 2008 and 2007
Operating Revenue
Total revenue—Total revenue is comprised of “Services” revenue and “Software” revenue. Services revenue is primarily derived from professional and support services and includes consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, Services revenue includes fees for the maintenance of software licenses, Application Service Provider (ASP) services, hosting and other miscellaneous revenues. Software revenue is derived from the licensing of proprietary and third party software (“Software”). During the six months ended June 30, 2008 our total revenue increased $8.0 million or 82%, to $17.8 million in the second quarter of 2008 compared to $9.8 million during the second quarter of 2007. The increase in our second quarter 2008 revenue as compared to the second quarter of 2007 is a result of increases in our exchange division revenues of $4.8 million, BPO division revenues of $1.8 million, broker systems revenues of $816 thousand, and carrier systems revenues of $709 thousand, partially offset by a $127 thousand decrease in support revenues from our legacy products.
Services revenue increased $7.8 million or 82%, from $9.5 million in the second quarter of 2007 to $17.3 million in the second quarter of 2008. The Company achieved a $4.8 million revenue increase in our exchange divisions, a $1.8 million revenue increase in our BPO division, a $816 thousand increase in our broker systems division, and a $709 thousand revenue increase in our carrier systems division. These improvements in revenue were facilitated by a combination of both organic growth and acquisitions.
Software revenue increased $139 thousand or 43%, from $327 thousand during the second quarter of 2007 to $466 thousand during the second quarter of 2008. This increase was primarily due to additional licensing revenue generated by our carrier systems division.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $1.5 million or 88%, from $1.7 million in the second quarter of 2007 to $3.2 million in the second quarter of 2008. This increase is primarily attributable to the recent acquisitions of Telstra eBusiness Services and IDS which added $401 thousand and $945 thousand respectively in payroll, facility, and support related expenses.
Product Development Expenses
Product development expenses remained steady 2.2 million for both the second quarter of 2007 and the second quarter of 2008. The Company’s product development efforts continue to be focused on the enhancement of the EbixASP, BRICS, eGlobal, EbixLife, EbixExchange, IDS, AnnuityNet, and LifeSpeed product and service lines, the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets.

Sales and Marketing Expenses
Sales and marketing expenses decreased $266 thousand or 24%, from $1.1 million in the second quarter of 2007 to $834 thousand in the second quarter of 2008. This decrease is primarily attributable to a reduction of costs in our U.S. exchange division and in related costs in support of our legacy products
General and Administrative Expenses
General and administrative expenses increased $1.9 million or 100%, from $1.9 million during the second quarter of 2007 to $3.8 million during the second quarter of 2008. Approximately $1.3 million of this increase is associated with payroll, communications, consulting, and facility costs incurred in our newly acquired EbixExchange division, formerly known as Telstra eBusiness Services. We also experienced modest net increases in general and administrative expenses in our U.S. operations aggregating to $501 thousand, which were principally associated with increases in discretionary compensation and travel related costs.
Amortization and Depreciation Expenses
Amortization and depreciation expense increased $212 thousand or 34%, from $625 thousand in the second quarter of 2007 to $837 thousand in the second quarter of 2008. The increase is primarily due to the amortization of the customer relationship and developed technology intangible assets that were acquired in connection with our acquisitions of IDS and Telstra eBusiness Services, which increased amortization expense $55 thousand and $123 thousand respectively.
Income Taxes
The income tax provision for the three months ended June 30, 2008 was $415 thousand which represents a $514 thousand increase as compared to the $(99) thousand tax benefit recognized in the second quarter of 2007. The Company’s interim period income tax provisions are based on our current estimate of the effective income tax rates applicable to the related annual twelve month period, after considering items specifically related to the respective interim reporting period. The effective tax rate utilized in the second quarter interim period of 2008 was 6.1% which is up 10.2% from the (4.1)% tax benefit realized in the second quarter of 2007 primarily due to additional taxable income generated by EbixExchange division, formerly known as Telstra eBusiness Services which we acquired in January 2008.
Results of Operations—Six-Months Ended June 30, 2008 and 2007
Operating Revenue
Total revenue—During the six months ended June 30, 2008 our total revenue increased $15.6 million or 83%, to $34.4 million compared to $18.8 million during the same period in 2007. This increase is a result of increases in our exchange division revenues of $9.7 million, BPO division revenues of $3.5 million, broker systems revenue of $1.4 million, and carrier systems revenues of $1.2 million, partially offset by a $205 thousand decrease in revenues from our legacy products.
Services revenue increased $15.6 million or 86% to $33.8 million during the six months ended June 30, 2008, from $18.2 million during the same period in 2007. The Company achieved a $9.7 million revenue increase in our exchange divisions, a $3.5 million revenue increase in our BPO division, a $1.4 million increase in our broker systems division revenue, and a $1.2 million revenue increase in our carrier system division. These improvements in revenue were facilitated by a combination of both organic growth and acquisitions.
Software revenue increased slightly to $681 thousand during the six months ended June 30, 2008 as compared to $643 thousand during the same period in 2007. This decrease was due to a decrease in domestic software licensing sales and reflects management’s emphasis on increasing recurring services revenue. Software licensing revenue includes revenue derived from the licensing of our proprietary platforms and the licensing of third party software applications.
Cost of Services Provided
Costs of services provided increased $2.9 million or 88% to $6.2 million during the six months ended June 30, 2008 as compared to $3.3 million for the same period in 2007. This increase is primarily attributable to the recent acquisitions of Telstra eBusiness Services and IDS which added $773 thousand and $1.9 million respectively in payroll, facility, and support related expenses.

Product Development expenses
Product development expenses increased $200 thousand or 5% to $4.2 million during the six months ended June 30, 2008 as compared to $4.0 million for the same period in 2007. This increase is due to costs incurred for additional staff resources needed for our India development facility.
Sales and Marketing Expenses
Sales and marketing expenses decreased $365 thousand or 18% to $1.7 million during the six months ended June 30, 2008 in the first quarter of 2008 as compared to $2.0 million for the same period in 2007. This decrease is attributable to a reduction of costs in our U.S. divisions slightly offset by additional costs incurred in our new EbixExchange division, formerly Telstra eBusiness Services, which was acquired in January 2008.
General and Administrative Expenses
General and administrative expenses increased $4.0 million or 108% during the six months ended June 30, 2008 as compared to $3.7 million during same period in 2007. Approximately $3.1 million of this increase is associated with payroll, communications, professional services, and facility costs incurred in our newly acquired EbixExchange division, formerly known as Telstra eBusiness Services. We also experienced increases in general and administrative expenses in our U.S. headquarters and domestic operating divisions and in our New Zealand operations aggregating to $1.6 million, which were principally associated with increases in salary, discretionary compensation, travel related, and communications costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $406 thousand or 32% to $1.7 million during the six months ended June 30, 2008 as compared to $1.3 million for the same period in 2007. The increase is primarily due to the amortization of the customer relationship and developed technology intangible assets that were acquired in connection with our acquisitions of IDS and Telstra eBusiness Services, which increased amortization expenses $90 thousand and $248 thousand respectively.
Income Taxes
The income tax provision for the six months ended June 30, 2008 was $727 thousand which represents a $752 thousand increase when compared to the $(25) thousand tax benefit recognized during the same period in 2007. The Company’s interim period income tax provisions are based on our estimates of the expected effective income tax rates applicable to the corresponding annual twelve month period, after considering items specifically related to the respective interim reporting periods. Our effective tax rate for the in the six month period ending June 30, 2008 was 5.7% as compared to 0.6% for the same period in 2007. Our effective tax for 2008 has increased principally due to the taxable income being generated by EbixExchange, formerly known as Telstra eBusiness Services which we acquired in January 2008.
Liquidity and Capital Resources
Our ability to generate significant cash flows from operating activities is one of the Company’s fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. We use and intend to continue using cash flows from operations in combination with borrowings and the issuance of equity securities to fund capital expenditures, make acquisitions, retire outstanding indebtedness, and to purchase outstanding shares of our common stock.
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

Our cash and cash equivalents were $12.1 million and $49.5 million at June 30, 2008 and December 31, 2007, respectively. The primary factor causing the substantial decrease in our available cash balances at June 30, 2008 was funds used to finance the acquisition of Telstra eBusiness Services on January 2, 2008.
Operating Activities
For the six months ended June 30, 2008, the Company generated $10.7 million of net cash flow from operating activities which is $6.9 million or 181% greater than the $3.8 million generated during the six months ended June 30, 2007. The major sources of cash provided by operating activities for during the six months ending June 30, 2008 was net income of $12.0 million, net of $(3.3) million of working capital requirements, $1.7 million of depreciation and amortization, and $319 thousand of non-cash compensation.
During the six months ended June 30, 2007, the Company generated $3.8 million of net cash flow from operating activities. This operating cash flow was principally the result of net income of $4.5 million, net of $(2.1) million of working capital requirements, $1.3 million of depreciation and amortization, and $172 thousand of non-cash compensation.
Investing Activities
Net cash used for investing activities totaled $44.4 million for the six months ended June 30, 2008, of which $43.0 million was used for the January 2008 acquisition of Telstra eBusiness Services (“Telstra”), net of $1.3 million of cash acquired, $382 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment. The Telstra acquisition was financed with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock.
During the six months ended June 30, 2007 cash used in investing activities totaled $335 thousand which was primarily used primarily for operating equipment expenditures in India and the U.S.
Financing Activities
Net cash used for financing activities for the six months ended June 30, 2008 totaled $2.2 million. During this six-month interim period the Company borrowed $9.3 million from our revolving line of credit and generated $12.5 million from the sale of unregistered shares of our common stock. The proceeds of these financing inflows were primarily used for operating and working capital needs, and to fund the repurchase of our common stock from an affiliate. Also during this period the Company used $492 thousand to service existing long-term debt and capital lease obligations, and received $514 thousand from the exercise of outstanding common stock options.
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”), an affiliate for the purchase by us of 400,000 shares of our common stock held by Brit, and consummated the transaction on April 17, 2008.  The price was $60.00 per share, for an aggregate purchase price of $24.0 million.
During the six months ended June 30, 2007 cash provided from financing activities totaled $2.9 million which primarily consisted of $13.3 million of funding generated from the sale of unregistered shares of our common stock to Luxor Capital Group, LP, an affiliate, less $10.0 million of payments against our line of credit and $480 thousand used to service existing long-term debt and capital lease obligations.
Revolving Credit Facility
The Company has maintained a revolving line of credit facility with a major commercial banking institution. In December 2007 the credit facility agreement was amended and the line was increased from $15.0 million to $25.0 million. The interest rate on the credit facility remained unchanged at Libor plus 1.30%. At June 30, 2008 the balance on the line of credit was $24.9 million with an effective interest rate was 3.70%, thereby leaving $100 thousand available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.
Off-Balance Sheet Arrangements
We do not engage in off–balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of June 30, 2008. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)

Long-term debt (1)	$45,445	$500	$44,945	$—	$—
Operating leases	$5,626	$1,584	$2,097	$1,362	$583
Capital leases	$8	$4	$4	$—	$—

Total	$51,079	$2,088	$47,046	$1,362	$583

(1)	Includes interest at an imputed interest rate of 4% for the February 2004 LifeLink acquisition which represents the effective interest rate at the date of acquisition.
Related Party Transactions
As of June 30, 2008, Brit Insurance Holdings PLC (“Brit”) held 330,163 shares of common stock, representing 10.4% percent of our outstanding common stock. During the three and six months ended June 30, 2008, $188 thousand and $322 thousand was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable from Brit and its affiliates at June 30, 2008 were $474 thousand. We continue to provide services for Brit and its affiliates and to receive payments for such services.
Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.
Application of Critical Accounting Policies
The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Summary of Significant Accounting Policies” sections of Note 1 to this Form 10-Q and the Consolidated Financial Statements, in our 2007 Form 10-K describe the pertinent accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisition of Telstra eBusniess Services and Periculum Services Group has affected our critical accounting policies and concluded that it has not had a significant impact on our critical accounting policies. We have also expanded our discussion of our accounting for income taxes to include our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.
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
Effective January of 2007 the Company adopted the Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As used in FIN 48, the term “more likely than not” is means that the likelihood of an occurrence is greater than 50%. As of June 30, 2008 the Company’s consolidated balance sheet includes a liability of $566 thousand for unrecognized tax benefits, which includes estimated interest and penalties in the amount of $147 thousand. In accordance with management’s assessment, during the first two quarters there have not been any material changes in the Company’s liability for unrecognized tax benefits. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company also has significant operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. Net changes in the cumulative foreign currency translation adjustment account were unrealized gains of $1.7 million and $3.6 million respectfully during the three and six months ended June 30, 2008, and $122 thousand and $127 thousand respectfully for the three and six months ended June 30, 2007. The foreign currency exchange risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 20% adverse change in exchange rates for all currencies in foreign countries in which we have business operations. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $1.9 million and $2.3 million for the three and six months ended June 30, 2008, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2008 the Company had $45.5 million of outstanding debt obligations which primarily consisted of a $24.9 million balance on our revolving line of credit, the $20.0 million convertible promissory note with Whitebox VSC, Ltd., and a $467 thousand balance on the note payable in connection with the 2003 acquisition of EbixLife. The Whitebox convertible note’s interest rate is fixed at 2.5% and the EbixLife note is non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and stood at 3.70% at June 30, 2008. The Company has interest rate risk related to the revolving line of credit. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% increase in the one month LIBOR rate. Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $24 thousand and $44 thousand for the three and six months ending June 30, 2008 respectively.
The Company’s average cash balance during the 2nd quarter of 2008 was $10.6 million and its existing cash balances as of June 30, 2008 were $12.1 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates earned on the Company’s cash balances. Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $14 thousand and $26 thousand for the three and six months ending June 30, 2008 respectively.
 For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2007 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately and properly recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reports.

Part II — OTHER INFORMATION
Item 1A. RISK FACTORS
Our principal risk factors include, but are not limited to the following:
•	Changes in U.S. and global economic conditions and significant movements in interest rates;

•	Changes in market demand for our products and services;

•	Our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change and customer demand;

•	Our inability to protect our intellectual property;

•	Pricing strategies, new product introductions and other pressures from existing or emerging competitors which could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience;

•	Changes in laws and regulations governing our business and the application of existing laws, including international, federal or state regulations effecting the insurance industry;

•	Disruptions in our business-critical systems and operations which could interfere with our ability to deliver products and services to our customers;

•	Risks associated with our integration of IDS, Telstra, and Periculum, and other acquired technologies, businesses and investments;

•	Significant concentration of the ownership of our common stock which will limit an investor’s ability to influence corporate actions; and,

•	Risks associated with financing including the willingness of credit institutions to provide financing to us.
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

On April 2, 2008, the Company entered into a share purchase agreement pursuant to which Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 40,000 shares of our unregistered common stock at $75.70 per share, for an aggregate offering price of approximately $3.0 million. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On April 7, 2008, the Company entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 110,000 shares of our unregistered common stock at $72.87 per share, for an aggregate offering price of approximately $8.0 million. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On April 18, 2008, the Company entered into a share purchase agreement pursuant to which Fisher Funds Management, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 20,000 shares of our unregistered common stock at $73.75 per share, for an aggregate offering price of approximately $1.5 million. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are “accredited investors,” as such term is defined in Rule 501 of Regulation D.
Use of Proceeds from the Recent Sale of Unregistered Securities
The proceeds of the above cited recent sales of unregistered shares of our common stock were primarily used to finance the acquisitions of IDS in November 2007 and Telstra in January 2008, to fund repurchases of our common stock.
Item 5. OTHER INFORMATION
On March 24, 2008, the Compensation Committee of Ebix’s Board of Directors, met in order to review Mr. Raina’s performance over the previous year as the Company’s Chief Executive Officer. The Compensation Committee concluded that the Company’s performance had surpassed the expectations and goals set by the Board of Directors during the previous year and that Mr. Raina’s service to the Company was integral to such success. As such, the Compensation Committee unanimously elected to grant Mr. Raina a special cash bonus of $50,000 and also to grant him 5,358 shares of Company restricted stock. The Company’s Board of Directors unanimously approved the Compensation Committee’s awards to Mr. Raina on March 24, 2008. The cash bonus was paid to Mr. Raina on April 18, 2008, and the restricted stock was awarded to him on March 24, 2008. The restricted stock award vests in one third increments annually beginning on March 24, 2009.
Robert F. Kerris, the Company’s Chief Financial Officer and Secretary was awarded two discretionary bonuses of $7,500 each on April 14, 2008 and May 29, 2008 respectively.
Item 6. EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date: August 11, 2008	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Robert F. Kerris
Robert F. Kerris
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

2.1
Share Sale Agreement by and among Ebix, Inc., Ebix Australia (vic) Pty Ltd, and Telstra Services Solutions Holdings Limited dated December 22, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 18, 2008 and incorporated herein by reference)

3.1
Certificates of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
10.29
Share Purchase Agreement made and entered into as of April 2, 2008 by and among Ebix, Inc and Rennes Foundation (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

10.30
Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

10.31
Stock Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc and Brit Insurance, Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed April 17, 2008 and incorporated herein by reference)

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