Form 10-Q
period 2008-09-30
EBIX INC
filed 2008-11-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2008, the number of shares of Common Stock outstanding was 9,981,005.

Ebix, Inc. and Subsidiaries
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenue	$20,168	$11,806	$54,609	$30,640

Operating expenses:
Cost of services provided	3,940	1,840	10,101	5,124
Product development	2,074	2,074	6,314	6,122
Sales and marketing	871	1,099	2,536	3,129
General and administrative	4,360	2,449	12,032	6,135
Amortization and depreciation	804	632	2,460	1,882

Total operating expenses	12,049	8,094	33,443	22,392

Operating income	8,119	3,712	21,166	8,248
Interest income	134	181	396	388
Interest expense	(440)	(7)	(1,176)	(377)
Foreign exchange gain (loss)	(24)	175	135	302

Income before income taxes	7,789	4,061	20,521	8,561
Income tax expense	(391)	(368)	(1,118)	(393)

Net income	$7,398	$3,693	$19,403	$8,168

Basic earnings per common share *	$0.77	$0.38	$1.97	$0.90

Diluted earnings per common share *	$0.62	$0.33	$1.65	$0.80

Basic weighted average shares outstanding *	9,607	9,816	9,837	9,098

Diluted weighted average shares outstanding *	12,170	11,038	12,040	10,266

*	Adjusted for all periods presented to reflect the effect of 3-for-1 stock split dated October 9, 2008; see Note 17
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,246	$49,466
Accounts receivable, less allowance of $505 and $146, respectively	14,314	8,809
Other current assets	1,301	1,130

Total current assets	28,861	59,405

Property and equipment, net	3,539	3,356
Goodwill	96,051	36,408
Intangible assets, net	10,212	7,318
Other assets	2,943	2,023

Total assets	$141,606	$108,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,467	2,231
Accrued payroll and related benefits	3,195	1,517
Short term debt	24,945	15,650
Current portion of long term debt and capital lease obligations	509	510
Deferred revenue	5,657	5,645
Other current liabilities	275	149

Total current liabilities	39,048	25,702

Convertible debt	31,000	20,000
Long term debt and capital lease obligation, less current portion	3	486
Other liabilities	3,234	1,477
Deferred rent	624	719

Total liabilities	73,909	48,384

Commitments and Contingencies, see Note 9
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,775,458 issued and 9,748,788 outstanding at September 30, 2008 and 10,218,702 issued and 10,192,032 outstanding at December 31, 2007 *	959	337
Additional paid-in capital	106,650	114,771
Treasury stock (26,670 shares repurchased as of September 30, 2008 and December 31, 2007)	(149)	(149)
Accumulated deficit	(38,110)	(57,513)
Accumulated other comprehensive income	(1,653)	2,680

Total stockholders’ equity	67,697	60,126

Total liabilities and stockholders’ equity	$141,606	$108,510

*	Adjusted for all periods presented to reflect retroactive effect of 3-for-1 stock split dated October 9, 2008; see Note 17
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

								Accumulated
	Common Stock							Other
			Treasury		Additional			Comprehensive
	Issued		Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income

Balance, December 31, 2007	10,218,702	$337	(26,670)	$(149)	$114,771	$—	$(57,513)	$2,680	$60,126
Net income	—	—			—	—	19,403	—	19,403	$19,403
Cumulative translation adjustment	—	—			(1,329)	—	—	(4,333)	(5,662)	(4,333)

Comprehensive income										$15,070

Proceeds from issuance of common stock (net of issuance costs)	510,000	17			12,502	—	—	—	12,519
Conversion of principal and interest on Convertible promissory notes	191,241	6			4,064				4,070
Repurchase of common stock	(1,215,000)	(41)			(24,469)				(24,510)
Exercise of stock options	98,319	5			1,225				1,230
Restricted stock	66,855				420		—	—	420
Unvested portion of total restricted stock	(94,659)					—	—	—	—
Effect of 3-1 Stock Split		635			(635)				—
Deferred compensation and amortization related to options	—	—			101		—	—	101
Balance, September 30, 2008	9,775,458	$959	(26,670)	$(149)	$106,650	$—	$(38,110)	$(1,653)	$67,697
See accompanying notes to condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$19,403	$8,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,460	1,882
Stock-based compensation	102	161
Restricted stock compensation	423	102
Provision for doubtful accounts	225	469
Changes in assets and liabilities:
Accounts receivable	(2,053)	(2,154)
Other assets	324	(238)
Accounts payable and accrued expenses	(392)	(62)
Accrued payroll and related benefits	600	(263)
Deferred revenue	(1,220)	622
Deferred taxes	(529)	—
Deferred rent and other liabilities	16	144

Net cash provided by operating activities	19,359	8,831

Cash flows from investing activities:
Investment in Acclamation, net of cash acquired	(21,365)	—
Investment in Periculum, net of cash acquired	(1,067)	—
Investment in Telstra eBusiness Services, net of cash acquired	(42,968)	—
Investment in Finetre	—	(15)
Investment in Infinity	(500)	—
Capital expenditures	(549)	(502)

Net cash used in investing activities	(66,449)	(517)

Cash flows from financing activities:
Proceeds from (payments on) line of credit	9,295	(10,000)
Proceeds from the issuance of common stock, net of issuance costs	12,518	13,275
Repurchase of common stock	(24,510)	—
Proceeds from the exercise of the stock options	1,225	237
Proceeds from issuance of convertible promissory notes	15,000	—
Payments on capital lease obligations	(3)	(2)
Principal payments under debt obligations	(483)	(1,015)

Net cash provided by financing activities	13,042	2,495

Effect of foreign exchange rates on cash	(2,172)	52

Net change in cash and cash equivalents	(36,220)	10,861
Cash and cash equivalents at the beginning of the period	49,466	5,013

Cash and cash equivalents at the end of the period	$13,246	$15,874

Supplemental disclosures of cash flow information:
Interest paid	$759	$277
Income taxes paid	$478	$107

Supplemental Disclosure of noncash investing activities
Telstra eBusiness Services—On January 2, 2008, the Company completed its acquisition of Telstra eBusiness Services (“Telstra”). The Company paid Australian $50.0 million (US $43.8 million) for Telstra. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock.
Acclamation Systems, Inc.—On August 1, 2008, the Company completed its acquisition of Acclamation Systems, Inc. (“Acclamation”). The Company paid the Acclamation shareholders $22 million for all of Acclamation’s outstanding common stock. Acclamation’s shareholders also retain the right to earn up to $3 million in additional cash consideration over the two year period subsequent to the effective date of the acquisition if specific revenue targets of Ebix’s Health Benefits division are achieved. Ebix financed this acquisition with a combination of the $15 million of proceeds from the issuance of convertible debt and $7.0 million of available cash reserves.
Convertible Promissory Notes—On August 7, 2008 and September 16, 2008 Whitebox VSC Ltd. converted $2,032,055 and $2,037,534 respectively of principal and associated accrued interest in regards to the $20 million Secured Convertible Promissory Note dated December 18, 2007. Such conversions were completed at the rate of $21.28 per share and yielded 95,490 and 95,751 shares of common stock, respectively.
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix provides a broad spectrum of Internet-based application service provider (“ASP”) and custom software development services to insurance companies and to insurance agencies/brokers across six continents. Products include carrier systems, agency systems, and data exchanges and feature-rich, fully customizable and scalable software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also has offices in five countries which include Australia, New Zealand, Singapore, UK and India, servicing customers across more than fifty countries. International revenue accounted for 34.3% and 38.8% of the Company’s total revenue for the three and nine months ended September 30, 2008 respectively, and for 22.8% and 26.5% of the Company’s total revenue for the three and nine months ended September 30, 2007 respectively.
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying balance sheets presented in this report have been derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year. The consolidated financial statements include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix, or “The Company”) which include:
Ebix International, Inc.
Ebix Australia Pty, Ltd.
Ebix Insurance Agency, Inc.
Ebix New Zealand and New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Software India Private Limited
EIH Holdings KB and AB
EbixLife, Inc.
Finetre Corporation
Ebix BPO, Inc.
Ebix Asia Holdings, Inc.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Carrier Systems	$2,920	$3,930	$8,053	$7,855
Exchanges	$11,915	$5,215	$30,646	$14,203
BPO	$1,851	$66	$5,365	$127
Broker Systems	$3,482	$2,595	$10,545	$8,455

Totals	$20,168	$11,806	$54,609	$30,640

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
We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition (SOP 97-2),” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9)” to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the seller.
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
In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support service is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SEC Staff Accounting Bulletin (SAB 104), “Revenue Recognition.”

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)
ASP transaction services fee revenue is recognized as the transactions occur and generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period. Business process outsourcing agreements, which include call center services, are primarily performed on a time and material basis. Revenue is recognized when the service is performed. Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; and amounts received under multi-element arrangements in which the VSOE for the undelivered elements does not exist. In these instances revenue is recognized when the VSOE for the undelivered elements is established or when all contractual elements have been completed and delivered.
Software development arrangements involving significant customization, modification or production are accounted for in accordance with Statement of Position 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts", (SOP 81-1) using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.
Allowance for doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $16 thousand and $196 thousand during the three and nine months ended September 30, 2008, respectively, and $447 thousand and $477 thousand for the three and nine months ended September 30, 2007, respectively.
Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information", established reporting standards for companies operating in more than one business segment. Since the Company manages its business as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 16.
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
Goodwill and Other Acquired Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses the accounting for goodwill and other acquired intangible assets. Accordingly, we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows. During the nine months ended September 30, 2008, $62.9 million of goodwill was recorded in connection with the acquisitions of Telstra eBusiness Services, Periculum Services Group, and Acclamation Systems, Inc.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)
Changes in the carrying amount of goodwill assets for the nine months ended September 30, 2008 and twelve months ended December 31, 2007 were as follows:
Goodwill

	September 30,	December 31,
	2008	2007
Beginning balance	$36,408	$23,118
Additions	62,948	12,530
Foreign currency translation adjustments	(3,305)	760

Ending balance	$96,051	$36,408

Intangible assets for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 were as follows:
Intangible Assets

	September 30,	December 31,
	2008	2007
Intangible assets:
Customer relationships	$10,930	$7,170
Developed technology	4,842	4,103
Trademarks	691	706
Backlog	140	140

Total intangibles	16,603	12,119

Accumulated amortization:	(6,391)	(4,801)

Intangibles net	$10,212	$7,318

Intangible Assets—Amounts allocated to intangible assets are amortized on a straight line basis over their estimated useful lives are as follows:

Category	Life (yrs)
Customer relationships	4-10
Developed technology	5-7
Trademarks	5-10
Backlog	1-2
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term “more likely than not” is means that the likelihood of an occurrence is greater than 50%. Effective January of 2007 the Company adopted FIN 48.
Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars, the Company’s reporting currency, at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s’ functional currency is included in the determination of net income.
Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R replaces SFAS No. 141, “Business Combinations,” and improves the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt SFAS in the first quarter of 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 during the quarter ended March 31, 2008 and its adoption has had no material impact on the Company’s financial statements.
Note 2. Share Based Compensation
Non-employee Stock Compensation—The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

Ebix Inc and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Share Based Compensation (Continued)
Stock Options—No stock options were granted to employees and 45,000 stock options were granted to Directors during the first nine months of 2008. Share-based compensation expense was $37 thousand and $101 thousand during the three and nine months ended September 30, 2008, and $40 thousand and $133 thousand for the three and nine months ended September 30, 2007, respectively, on existing options outstanding and unvested options. A summary of stock option activity for the Company’s active stock option plans for the quarter ended September 30, 2008 is as follows:

					Weighted
					Average
				Weighted	Remaining	Aggregate
	Within Plans			Average	Contractual	Intrinsic
	Nonstatutory	Incentive	Outside	Exercise	Term	Value (*)
	Options	Options	Plan	Price	(Years)	(thousands)
Outstanding at December 31, 2007	1,439,601	143,343	7,500	$3.97	4.46	$32,480
Granted	45,000	—	—	$—	—	—
Exercised	(30,573)	—	—	$8.86	—	—
Canceled	—	—	—	$—	—	—

Outstanding at March 31, 2008	1,454,028	143,343	7,500	$3.88	4.29	$32,362

Granted	—	—	—	$—	—	—
Exercised	(20,151)	—	—	$8.86	—	—
Canceled	—	—	—	$—	—	—

Outstanding at June 30, 2008	1,433,877	143,343	7,500	$3.77	4.06	$35,078
Granted	—	—	—	$—	—	—
Exercised	(11,034)	(33,750)	(2,811)	$14.93	—	—
Canceled	—	—	(2,814)	$17.23	—	—

Outstanding at September 30, 2008	1,422,843	109,593	1,875	$3.39	3.92	42,854

Exercisable at September 30, 2008	1,384,968	109,593	1,875	$3.39	3.92	$41,797

(*)	The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.
Restricted Stock—On September 24, 2008 the Compensation Committee of the Board of Directors approved and the Company granted an award of 2,316 shares of restricted stock to certain key employees of the Company. The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) as approved by the Company’s Board of Directors. The aggregate value of these awards was $78 thousand, as determined by multiplying the number of shares times the market price of the Company’s stock on September 24, 2008, the date of the grant award. The Company recognized compensation expense of $1 thousand related to these shares during the nine months ended September 30, 2008.
On April 14, 2008 the Compensation Committee of the Board of Directors approved and the Company granted an award of 27,075 shares of restricted stock to certain key employees of the Company. The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) as approved by the Company’s Board of Directors. The aggregate value of these awards was $672 thousand, as determined by multiplying the number of shares times the market price of the Company’s stock on April 14, 2008, the date of the grant award. The Company recognized compensation expense of $104 thousand related to these shares during the nine months ended September 30, 2008.
On March 24, 2008 the Compensation Committee approved an award of 16,074 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program. This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on March 24, 2008, the date the Compensation Committee of the Board of Directors approved the grant, represents approximately 25% of the aggregate of the his total salary and cash bonus compensation earned for 2007. The Company recognized compensation expense of $65 thousand related to these shares for the nine months ended September 30, 2008.
On January 10, 2008 the Compensation Committee of the Board of Directors approved and the Company granted an award of 21,390 shares of restricted stock to certain key employees of the Company. The award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) as approved by the Company’s Board of Directors. The aggregate value of these awards was $489 thousand, as determined by multiplying the number of shares times the market price of the Company’s stock on January 10, 2008, the date of the grant award. The Company recognized compensation expense of $88 thousand related to these shares during the nine months ended September 30, 2008.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Share Based Compensation (Continued)
On November 11, 2007 the Compensation Committee approved an award of 7,500 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program.
This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on November 11, 2007, the date the Compensation Committee of the Board of Directors approved the restricted stock grant, represents approximately 12% of the aggregate of the his total salary and cash bonus compensation earned for 2007. The Company recognized compensation expense of $41 thousand during the nine months ended September 30, 2008 related to these restricted shares.
On May 9, 2007, the Compensation Committee approved an award of 25,503 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. The award was made pursuant to the 2006 Program. This number of shares of restricted stock issued to Mr. Raina, multiplied by the market price of the Company’s stock on the date the Compensation Committee of the Board of Directors approved the restricted stock grant, represents approximately 12% of the aggregate of the his total salary and cash bonus compensation earned for 2007. The Company recognized compensation expense of $62 thousand during nine months ended September 30, 2008 related to these restricted shares.
Total compensation expense recognized for all outstanding restricted stock awards was $166 thousand and $420 thousand for the three and nine months ended September 30, 2008, and $43 thousand and $101 thousand for the three and nine months ended September 30, 2007 respectively.
Note 3. Earnings per Share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented on the consolidated statements of income have been adjusted to reflect the retroactive effect of the Company’s 3-for-1 stock split dated October 9, 2008 (see Note 17 for further explanation). Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. In respect to stock options, diluted EPS is calculated as if the Company had the additional common stock outstanding from the later of the beginning of the year or the date of grant, net of assumed repurchased shares using the treasury stock method. In respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At September 30, 2008 there were 361,392 shares potentially issuable with respect to stock options which could further dilute EPS in the future but which were excluded from the diluted EPS calculation because their effect is presently anti-dilutive. A summary of the basic and diluted weighted average shares outstanding for all periods presented on the consolidated statements of income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Wtd. Ave. Shares Outstanding	9,607,173	9,815,736	9,837,252	9,097,728

Common Stock Equivalents	2,562,936	1,222,494	2,202,783	1,167,987

Diluted Shares Outstanding	12,170,109	11,038,230	12,040,035	10,265,715

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$7,398	$3,693	$19,403	$8,168
Other comprehensive income (loss)—foreign currency translation adjustment	(7,889)	(256)	(4,333)	576

Comprehensive income	$(491)	$3,437	$15,070	$8,744

Note 5. Related Party Transactions
The Company considers Brit Insurance Holdings PLC and its affiliates (“Brit”) to be a related party. At September 30, 2008 Brit held 990,489 shares of the Company’s common stock, representing an approximate equity ownership of 10.38%. Brit is also a customer and has entered into various software and service agreements with the Company. During the three and nine months ended September 30, 2008 approximately $268 thousand and $590 thousand, respectively, was recognized as revenue from Brit which represented 1.1% and 1.0% respectively of the Company’s total revenues for these periods. During the three and nine months ended September 30, 2007 approximately $383 thousand and $1.4 million , respectively, was recognized as revenue from Brit which represented 3% and 4% respectively of the Company’s total revenues for these periods. Total accounts receivable from Brit at September 30, 2008 and December 31, 2007 were $655 thousand and $665 thousand respectively and represented 4.6% and 7.0% of the Company’s total receivables at these dates.
Note 6. Business Combinations
IDS—On November 1, 2007, the Company announced the merger with Jenquest, Inc. (“IDS”), a provider of certificate of insurance tracking services, effective November 1, 2007. The Company paid IDS shareholders $11.25 million for all of IDS’s stock, and IDS shareholders retain the right to earn up to $1.2 million in additional payments over one year if certain revenue targets of the IDS division of Ebix are met. The Company also incurred approximately $70 thousand of expenses primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed the acquisition primarily with internal sources using available cash reserves. The operating results of IDS have been included in the Company’s reported net income since the fourth quarter of 2007.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Business Combinations (Continued)
Of the $1.3 million of intangible assets acquired, $1.1 million was assigned to customer relationships with a remaining useful life of ten years, and $140 thousand was assigned to developed technology with a remaining useful life of five years. The Company recorded $36 thousand and $107 thousand of amortization expense related to these intangible assets for the three and nine months ended September 30, 2008, respectively.

Estimated Amortization Expenses:
For the year ended December 31, 2008	$142,000
For the year ended December 31, 2009	$142,000
For the year ended December 31, 2010	$142,000
For the year ended December 31, 2011	$142,000
For the year ended December 31, 2012	$138,000
For the years ending after December 31, 2012	$553,000
Telstra eBusiness Services—On January 1, 2008, the Company announced its acquisition of Telstra eBusiness Services (“Telstra”) an insurance exchange located in Melbourne, Australia, effective January 2, 2008. The Company paid Australian $50.0 million (US $43.9 million) for Telstra. Telstra was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. The Company also incurred approximately $368 thousand of expenses primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The operating results of Telstra have been included in the Company’s reported net income since the first quarter of 2008. The acquisition also gave rise to the elimination of certain personnel of Telstra and as a result and in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recognized a liability of $198 thousand related to this elimination of personnel that was undertaken as part of the final integration plan that was implemented immediately after the closing of the acquisition.
Concurrent with this acquisition, the Company ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Telstra. The following table summarizes the fair value of the Telstra assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$3,094
Property and equipment	170
Intangible assets	3,367
Goodwill	41,314

Total assets acquired	47,495
Less: liabilities assumed	(3,997)

Net assets acquired	$43,948

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Business Combinations (Continued)
Of the $3.4 million of intangible assets acquired, $2.8 million was assigned to customer relationships with a remaining useful life of nine years, and $523 thousand was assigned to developed technology with a remaining useful life of six years. The Company recorded $102 thousand and $316 thousand of amortization expense related to these intangible assets for the three and nine months ended September 30, 2008, respectively.

Estimated Amortization Expenses:
For the year ended December 31, 2008	$403,260
For the year ended December 31, 2009	$403,260
For the year ended December 31, 2010	$403,260
For the year ended December 31, 2011	$403,260
For the year ended December 31, 2012	$403,260
For the years ending after December 31, 2012	$1,351,626
Periculum Services Group—On April 28, 2008 the Company announced its acquisition of Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services, effective April 28, 2008. The Company acquired all of the stock of Periculum for a payment of $1.1 million in cash and additional future payments of up to $300 thousand in one year if certain customer retention and revenue targets for Periculum are achieved. Ebix financed this acquisition using cash. The operating results of Periculum have been included in the Company’s reported net income starting in the second quarter of 2008.
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

Of the $140 thousand of intangible assets acquired, $125 thousand was assigned to customer relationships with a remaining useful life of 10 years, and $15 thousand was assigned to developed technology with a remaining useful life of 5 years. The Company recorded $2 thousand and $7 thousand of amortization expense related to these intangible assets for the three and nine months ended September 30, 2008.

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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Business Combinations (Continued)
Acclamation Systems, Inc.—On July 31, 2008 the Company announced its acquisition of Acclamation Systems, Inc (“Acclamation”) a developer of supplier software and e-commerce solutions to the health insurance industry, effective August 1, 2008. The Company acquired all of the stock of Acclamation for a payment of $22 million in cash and additional future payments of up to $3 million over a two year period subsequent to the effective date of the acquisition if certain customer revenue targets for Ebix’s Health Benefits division are achieved. The Company also incurred approximately $62 thousand of costs primarily consisting of legal, accounting, due diligence, and filing fees directed related to the closing of the acquisition. Ebix financed this acquisition with a combination of the proceeds from the issuance of convertible debt and available cash reserves. The operating results of Acclamation have been included in the Company’s reported net income starting in the third quarter of 2008.
Concurrent with the acquisition, the Company ascribed a value to each of the assets and liabilities assumed from the acquisition of Acclamation. The following table summarizes the fair value of those assets and liabilities at the date of acquisition.

(In thousands)
Current assets	$3,157
Property and equipment	190
Intangible assets	1,305
Goodwill	18,887

Total assets acquired	$23,539
Less: liabilities assumed	(1,470)

Net assets acquired	$22,069

Of the $1.3 million of intangible assets acquired, $1.0 million was assigned to customer relationships with a remaining useful life of nine years, and $278 thousand was assigned to developed technology with a remaining useful life of five years. The Company recorded $28 thousand of amortization expense related to these intangible assets for the nine months ended September 30, 2008.

Estimated Amortization Expenses:
For the year ended December 31, 2008	$71,000
For the year ended December 31, 2009	$170,000
For the year ended December 31, 2010	$170,000
For the year ended December 31, 2011	$170,000
For the year ended December 31, 2012	$170,000
For the years ending after December 31, 2012	$555,000
Note 7. Pro Forma Financial Information (related to recent acquisitions)
The following unaudited pro forma financial information for the nine months ended September 30, 2008 and 2007 presents the consolidated operations of the Company as if the IDS, Telstra, Periculum, and Acclamation acquisitions had been made on January 1, 2007, after giving effect to certain adjustments for the pro forma effects of the acquisitions as of their effective dates. This supplemental pro forma information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information is provided for informational purposes only and is not necessarily indicative of the consolidated financial position or results of income for future periods or the results that actually would have been realized had the acquisitions actually taken place on January 1, 2007.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7. Pro Forma Financial Information (related to recent acquisitions) (Continued)

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$54,609	$61,350	$30,640	$53,659
Net income	$19,403	$20,623	$8,168	$10,751
Basic earnings per share	$2.02	$2.14	$0.51	$0.80
Diluted earnings per share	$1.65	$1.75	$0.45	$0.71
Note 8. Line of Credit and Letters of Credit
Bank Line of Credit—The Company maintains a revolving line of credit facility with LaSalle Bank N.A (now a division of Bank of America). The line provides for a variable interest rate tied to LIBOR, is secured by a first security interest in substantially all of the Company’s assets, and expires in December 2009. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.
In December 2007 the Company entered into an amendment to the credit agreement, which increased the line to $25 million. The interest rate remained unchanged at LIBOR + 1.3%. During the nine months ended September 30, 2008 the net borrowings off the revolving line of credit amounted to $9.3 million. As of September 30, 2008 the outstanding balance on the line was $24.9 million and carried an effective interest rate of 3.75%.
Letters of Credit—Under terms of the lease agreement for our office space in Herndon, Virginia, the Company was required to maintain a stand-by letter credit in the amount of $150 thousand. The amount was automatically reduced to $30 thousand upon occupancy in November 2007.
Note 9. Commitments and Contingencies
The nature of the Company’s commitments and contingent liabilities have not changed from the disclosures provided in Note 8 to the consolidated financial statements included in our annual report for the year ended December 31, 2007 on Form 10-K, which is incorporated herein by reference. These commitments and contingencies involve facility leases, various claims and legal actions arising in the normal course of business, and our self-insurance program for U.S. employees health insurance.
Note 10. Convertible Debt
On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a Conversion Price of $21.28 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum, which is payable annually on the anniversary date. The note is payable in full at its maturity date of December 18, 2009. The proceeds of this note were used by the Company to partially finance the acquisition of Telstra eBusiness Services effective January 2, 2008. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $21.28 per share, if the average price of the Company’s Common Stock on the trading market exceeds $42.67 for any consecutive 30 trading days. During the three months ended September 30, 2008 Whitebox converted $4.1 million of principal and accrued interest into 191,242 shares of the Company’s common stock.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Convertible Debt (Continued)
On July 11, 2008, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $15.0 million, which amount is convertible into shares of Common Stock at a Conversion Price of $28.00 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum which is payable annually on the anniversary date. The note is payable in full at its maturity date of July 11, 2010. The proceeds of this note were used by the Company to partially finance the acquisition of Acclamation Systems, Inc. effective August 1, 2008. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $28.00 per share, if the average price of the Company’s Common Stock on the trading market exceeds $56.00 for any consecutive 30 trading days.
Note 11. Long-term Debt
Other long-term debt is a result of the LifeLink (now “EbixLife”) acquisition in February 2004 and represents a $2.5 million non-interest bearing note payable. The note is payable in annual installments of $500 thousand over five years. The Company has imputed interest on this debt at the rate of 4% per annum. Installment payments on this note were paid in February of each of the years of 2005 thru 2008. The final payment of $500 thousand is due in February 2009.
Note 12. Stock Repurchase
On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to purchase up to $1.0 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. On March 21, 2008, the Board ratified an increase in the Company’s ability to repurchase its own current outstanding shares of common stock from an aggregate of $1 million to $5 million. Under the terms of the board’s authorization, Ebix retains the right to purchase up to $5 million in shares but does not have to repurchase this entire amount. All purchases will be on the open market and are expected to be funded from existing cash. Through September 30, 2008, the Company has repurchased 41,670 shares of its common stock under this plan for total consideration of $659 thousand.
Note 13. Repurchase of Common Stock from an Affiliate
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the repurchase of 1,200,000 shares of the company’s common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $20.00 per share, for an aggregate purchase price of $24.0 million. As a result of this transaction, Brit now holds 990,489 shares of our common stock, representing approximately 10.38% of our outstanding stock. The Company financed this share repurchase using a combination of the proceeds of its April 2008 sales of common stock ( $11.0 million), cash on hand ($8.0 million) and additional borrowings under its line of credit ($5.0 million).
Note 14. Sale of Unregistered Common Stock
On June 1, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell 1,200,000 shares (the “Shares”) of unregistered common stock at $11.08 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 490,800 shares of the Company’s common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 709,200 shares of the Company’s common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock. The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Sale of Unregistered Common Stock (Continued)
On December 13, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 115,386 shares and 115,383 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On December 20, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 60,000 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On April 2, 2008, the Company entered into a share purchase agreement pursuant to which Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 120,000 shares of our unregistered common stock at $25.23 per share, for an aggregate offering price of approximately $3.0 million. Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.
On April 7, 2008, the Company entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 330,000 shares of our unregistered common stock at $24.29 per share, for an aggregate offering price of approximately $8.0 million. The purchase was for the account of several “accredited investors.” The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.
On April 18, 2008, the Company entered into a share purchase agreement pursuant to which Fisher Funds Management, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 60,000 shares of our unregistered common stock at $24.58 per share, for an aggregate offering price of approximately $1.5 million. Pursuant to the share purchase agreements, Ebix is obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective.
The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are “accredited investors,” as such term is defined in Rule 501 of Regulation D.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Income Taxes
Effective Tax Rate—The effective income tax rate was 5.76% for the nine months ended September 30, 2008, as compared to 4.6% for the same period in 2007. The Company’s interim period income tax provisions are based on our current estimate of the effective income tax rates applicable to the related annual twelve month period, after considering discrete items specific to the respective interim reporting period. Our effective tax rate for 2008 has increased principally due to the taxable income being generated by EbixExchange division, formerly known as Telstra eBusiness Services which we acquired in January 2008.
In the United States the Company’s effective federal income tax rate is reduced because of the use of available net operating loss (“NOL”) carry-forwards used to partially offset taxable income. As of September 30, 2008 the Company has remaining NOL carry-forwards of approximately $39.3 million (net of approximately $6.8 million utilized to offset estimated current year-to-date taxable income). The Company maintains a full valuation allowance against the deferred tax asset associated with these NOL’s because of the uncertainties concerning future taxable income in the United States and the realization of these deferred tax assets and their utilization. The Company continues to evaluate these uncertainties. Changes in the valuation allowance could have a material effect on the Company’s future effective tax rate.
In India taxable income, other than passive income, is subject to a tax holiday, which will expire in 2010. The Company’s operations in India are also subject to the 11.33% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions can be carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions. Through September 30, 2008 the Company was required to pay $782 thousand in MAT. Accordingly, a long-term deferred tax asset and a current tax liability in the amount of $782 thousand has been recognized on the Company’s balance sheet.
FIN 48 “Accounting for Uncertainty in Income Taxes”— We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. As of September 30, 2008, the Company’s consolidated balance sheet includes a liability of $358 thousand for unrecognized tax benefits, which includes estimated interest and penalties in the amount of $91 thousand. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$600
Additions based on tax positions related to current year	$104
Additions for tax positions of prior years	$33
Reductions for tax position of prior years	$(379)
Settlements	$—

Balance at September 30, 2008	$358

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the federal statute of limitations requirements allow for tax return examinations for a period of three years subsequent to the filing date of the return. Certain state and foreign jurisdictions have longer periods. Accordingly, with few exceptions, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2004. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOL’s were generated and carried forward, and to make adjustments up to the amount of the NOL carryforward amount.
Note 16. Geographic Information
Management believes that the Company operates in one reportable segment. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” the following enterprise wide information relates to the geographic locations in which the Company conducts business operations. Information pertaining to IDS, acquired in November 2007, Periculum, acquired in April 2008, and Acclamation, acquired in August 2008 is included in Domestic operations. Information pertaining to Telstra eBusiness Services, acquired in January 2008, is in included in Australia operations.
Nine months ended September 30, 2008

					New
(dollar amounts in thousands)	Domestic	Australia	India	Singapore	Zealand	Total
Revenue	$33,443	$18,928	$36	$1,486	$716	$54,609
Fixed assets	$2,206	$479	$791	$36	$27	$3,539
Goodwill	$49,300	$46,751	$—	$—	$—	$96,051
Intangible assets	$7,244	$2,968	$—	$—	$—	$10,212
Employees	289	64	226	6	9	594

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Geographic Information (Continued)
Nine months ended September 30, 2007

					New
(dollar amounts in thousands)	Domestic	Australia	India	Singapore	Zealand	Total
Revenue	$22,565	$5,998	$43	$1,343	$691	$30,640
Fixed assets	$1,141	$186	$809	$43	$22	$2,201
Goodwill	$16,542	$7,090	$—	$—	$—	$23,632
Intangible assets	$6,110	$383	$—	$—	$—	$6,493
Employees	131	34	107	6	9	287
The company has ceased operations in Canada. There have been minimal operations in Canada for the last few years. Average annual revenues in Canada for the last three years were $108 thousand, and average net assets in Canada (net of inter-company balances) during those years was $97 thousand. These financial statements reflect this dissolution as having occurred effectively on December 31, 2007. The dissolution of the Canadian corporation has had no material effect on the Company’s financial statements as of and for the nine months ending September 30, 2008.
Note 17. Material Change is Assets and Liabilities
Assets—There have been four types of assets undergoing a material change since the Company’s last Annual Report on Form 10-K. Cash has decreased from $49 million at December 31, 2007 to $13 million at September 30, 2008. The principal reasons for the decrease in the cash balances of the Company are the purchase of Telstra on January 1, 2008 and Acclamation on August 1, 2008. Accounts receivable has increased from $8.8 million at December 31, 2007 to $14.3 million on September 30, 2008. The increase in accounts receivable is attributable to an overall increase in sales, primarily from the Telstra and Acclamation acquisitions. Goodwill has increased to $96 million on September 30, 2007 from $36 million at December 31, 2007. The increase in Goodwill is directly attributable to the Telstra and Acclamation acquisitions. Intangible assets have increased to $10.2 million at September 30, 2007 from $7.3 million as of December 31, 2007. Again, the increase in intangible assets is a direct result of the acquisitions of Acclamation and Telestra.
Liabilities—There have been two types of liabilities undergoing a material change since the Company’s last Annual Report on Form 10-K. Short term debt has increased from $15.6 million on December 31, 2007 to $24.9 million on September 30, 2008. This increase in our line of credit with Lasalle Bank was used to fund our repurchase of shares from Brit in April 2008. Convertible debt has increased from $20 million on December 31, 2007 to $31 million on September 30, 2008. This is a result of additional funding received from Whitebox VSC, Ltd. to facilitate the purchase of Acclamation in August of 2008.
Note 18. Subsequent Events
Material modification to the rights of security holders—On July 29, 2008 the Company’s Board of Directors approved and declared a 3-for-1 stock split on shares of its common stock (“the “stock split”) effective October 9, 2008 (the “Split Date”) outstanding as of the close of business on September 29, 2008. As a result of the Stock Split, every share of the Company’s common stock will be converted into three shares of the Company’s common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the Stock Split. Furthermore, as a result of the Stock Split approximately 6.4 million additional shares of common stock will be issued and the Company’s issued and outstanding common stock will be increased to approximately 9.5 million shares. The issuance of the additional shares was accounted for as a stock dividend by the transfer of approximately $635 thousand from additional paid-in capital to common stock. Shares reserved for issuance under the Company’s 1996 Stock Option Plan, the 1998 Director Option Plan, the 2006 Incentive Compensation Program, and for the Company’s 2.5% convertible promissory notes were similarly adjusted. Information presented in these consolidated financial statements and accompanying notes have been adjusted for all periods presented to reflect the retroactive of stock split.
Convertible Promissory Notes—On October 14, 2008 Whitebox VSC Ltd. converted $2,040,548 of principal and associated accrued interest in regards to the $20 million Secured Convertible Promissory Note dated December 18, 2007. Such conversions were completed at the rate of $21.28 per share and yielded 95,891 shares of common stock.
Completion of business acquisition—On November 10, 2008 Ebix announced that it has executed an agreement to acquire ConfirmNet Corporation (“ConfirmNet”) effective November 1, 2008. The closing of this transaction is expected to take place on November 22, 2008. ConfirmNet is a leader in the certificate of insurance creation and tracking industry. Ebix acquired substantially all of the stock of ConfirmNet Net for an upfront payment of approximately $7.4 million, and additional future cash consideration payments as follows:
•	The factor of 2.077 times the amount of ConfirmNet revenues for the period of October 1, 2008 through December 31, 2008;
•	The factor of 1.538 times the amount by which ConfirmNet’s revenue for the twelve month period ending December 31, 2009 exceeds the revenue for the twelve month period ending December 31, 2008; and,
•	The factor of 1.000 times the first year of “net revenue” generated by ConfirmNet’s agreement with Marsh & McClennan Companies, Inc. “Net revenue” is defined as revenue after all costs directly associated with the Marsh & McClennan Companies, Inc agreement.
The Company funded this transaction using available cash. No shares of Ebix common stock were used in the transaction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•	Regarding Notes 8, 10, and 13 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” and specifically our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•	With respect to Note 9 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, and specifically changes in the market value of our assets or the actual cost of our commitments or contingencies;

•	Regarding Note 6 of the Notes to Consolidated Financial Statements pertaining to estimated future amortization expense related to definite-lived acquired intangible assets at September 30, 2008, and our ability to accurately estimate the fair value of such assets; and,

•	With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the nine month revenue trend, the actual level of demand for our products during the immediately foreseeable future.
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

The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each those product or service groups for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Carrier Systems	$2,920	$3,930	$8,053	$7,855
Data Exchanges	$11,915	$5,215	$30,646	$14,203
BPO	$1,851	$66	$5,365	$127
Broker Systems	$3,482	$2,595	$10,545	$8,455

Totals	$20,168	$11,806	$54,609	$30,640

On November 1, 2007, Ebix completed the acquisition of Jenquest, Inc. (“Jenquest” or “IDS”), a leader in the certificate of insurance tracking industry located in Hemet, California. The Company acquired all of the stock of IDS for a purchase price of $11.25 million which was primarily financed from internal sources using our own cash reserves.
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
On April 25, 2008 Ebix completed the acquisition of Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services located in Portland, Michigan. The Company acquired all of the stock of Periculum for a payment of $1.1 million in cash and financed the transaction using available cash reserves.
On August 1, 2008 the Company completed the acquisition of Acclamation Systems, Inc (“Acclamation”) a developer of supplier software and e-commerce solutions to the health insurance industry located in Pittsburgh, Pennsylvania. The Company acquired all of the stock of Acclamation for a payment of $22 million. Ebix financed this acquisition with a combination of the proceeds from the issuance of convertible debt and available cash reserves.
Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas, Texas, and Portland, Michigan. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to our 3,000 customers across six continents. Ebix also has established a product development unit in India which has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 16 to the consolidated financial statements, included in Part 1 of this Form 10-Q.
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

The key performance indicators for the nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Revenue	$20,168	$11,806	$54,609	$30,640
Revenue growth	70.8%	61.8%	78.2%	53.4%
Operating income	$8,119	$3,712	$21,166	$8,248
Operating margin	40.3%	31.4%	38.8%	26.9%
Net income	$7,398	$3,693	$19,403	$8,168
Diluted earnings per share	$0.62	$0.33	$1.65	$0.80
Cash provided by operating activities	$8,700	$5,042	$19,359	$8,848
Results of Operations — Three Month Period Ended September 30, 2008 and 2007
Operating Revenue
Total revenue—Total revenue is comprised of “Services” revenue and “Software” revenue. Services revenue is primarily derived from professional and support services and includes consulting, implementation, training and project management provided to the Company’s customers with installed systems and those in the process of installing systems. In addition, Services revenue includes fees for the maintenance of software licenses, Application Service Provider (ASP) services, hosting and other miscellaneous revenues. Software revenue is derived from the licensing of proprietary and third party software (“Software”). During the three months ended September 30, 2008 our total revenue increased $8.4 million or 71%, to $20.2 million in the third quarter of 2008 compared to $11.8 million during the third quarter of 2007. The increase in our third quarter 2008 revenue as compared to the third quarter of 2007 is a result of increases in our exchange division revenues of $5.5 million, BPO division revenues of $1.8 million, and broker systems revenues of $114 thousand, as well as revenues from our newly formed health benefits division in the amount of $2.1 million. Partially offsetting these revenue increases was a $1.1 million decrease in revenues from our carrier systems division due to completed 2007 sales contracts involving the sales of source code.
Services revenue increased $10.0 million or 105%, from $9.5 million in the third quarter of 2007 to $19.5 million in the third quarter of 2008. The Company achieved a $5.5 million revenue increase in our exchange divisions, a $1.8 million revenue increase in our BPO division, an $131 thousand revenue increase in our broker systems division, and an $864 thousand revenue increase in our carrier systems division, as well as additional service revenues from our newly formed health benefits division in the amount of $1.8 million. These improvements in service revenues were facilitated by a combination of both organic growth and acquisitions.
Software revenue decreased $1.7 million or 71%, from $2.3 million during the third quarter of 2007 to $676 thousand during the third quarter of 2008. This decrease in software revenues was primarily due to completed 2007 sales contracts involving the sales of source code.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $2.1 million or 114%, from $1.8 million in the third quarter of 2007 to $3.9 million in the third quarter of 2008. This increase is primarily attributable to the recent acquisitions of IDS, Telstra, and Acclamation which added $848 thousand, $384 thousand, and $861thousand respectively in payroll, facility, and support related expenses.
Product Development Expenses
Product development expenses remained steady at $2.1 million for both third quarter of 2008 and the third quarter of 2007. The Company’s product development efforts continue to be focused on the enhancement of the EbixASP, BRICS, eGlobal, EbixLife, EbixExchange, IDS, AnnuityNet, and LifeSpeed product and service lines, the development of new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets.

Sales and Marketing Expenses
Sales and marketing expenses decreased $228 thousand or 21%, from $1.1 million in the third quarter of 2007 to $871 thousand in the third quarter of 2008. This decrease is primarily attributable to $313 thousand of cost reductions in our U.S. exchange division and related costs in support of our legacy products, partially offset by $104 thousand of additional costs attributable to the recent acquisitions of IDS, Telstra, and Acclamation.
General and Administrative Expenses
General and administrative expenses increased $1.9 million or 78%, from $2.4 million during the third quarter of 2007 to $4.3 million during the third quarter of 2008. Approximately $1.4 million of this increase is associated with payroll, communications, and facility costs attributable to the recent acquisitions of IDS, Telstra, and Acclamation. We also experienced modest net increases in general and administrative expenses in our U.S. operations aggregating to $340 thousand, which were principally associated with increases in discretionary compensation, travel related, and professional service costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $172 thousand or 27%, from $632 thousand in the third quarter of 2007 to $804 thousand in the third quarter of 2008. The increase is primarily due to the amortization of the customer relationship and developed technology intangible assets that were acquired in connection with our acquisitions of IDS, Telstra, and Acclamation, which increased amortization expense $53 thousand, $124 thousand, and $28 thousand, respectively.
Interest Expense
Interest expense increased $433 thousand, from $7 thousand in the third quarter of 2007 to $440 thousand in the third quarter of 2008. The increase is primarily due to additional borrowings on the Company’s revolving line of credit in the amount of $24.5 million at an average interest of 3.75% giving rise to $239 thousand of additional interest expense, and the issuance of two convertible debt promissory notes in the aggregate amount of $35 million at an interest rate of 2.5% giving rise to $197 of additional interest expense.
Income Taxes
The income tax provision for the three months ended September 30, 2008 was $391 thousand which represents a $23 thousand or 6% increase as compared to the $368 thousand tax provision recorded in the third quarter of 2007. The Company’s interim period income tax provisions are based on our current estimate of the effective income tax rates applicable to the related annual twelve month period, after considering discrete items specific to the respective interim reporting period. The effective tax rate utilized in the third quarter of 2008 was 5.76%.
Results of Operations — Nine Month Period Ended September 30, 2008 and 2007
Operating Revenue
Total revenue—During the nine months ended September 30, 2008 our total revenue increased $23.9 million or 78%, to $54.6 million compared to $30.6 million during the same period in 2007. This increase is a result of increases in our exchange division revenues of $16.1 million, BPO division revenues of $5.3 million, broker systems revenue of $163 thousand, and carrier systems revenues of $973 thousand, as well as revenues from our newly formed health benefits division in the amount of $2.1 million. Partially offsetting these revenue increases was an $863 thousand decrease in support revenues from our legacy products.
Services revenue increased $25.6 million or 93% to $53.2 million during the nine months ended September 30, 2008, from $27.6 million during the same period in 2007. The Company achieved a $16.1 million revenue increase in our exchange divisions, a $5.3 million revenue increase in our BPO division, a $648 thousand increase in our broker systems division revenue, and a $2.7 million revenue increase in our carrier system division, as well as revenues from our newly formed health benefits division in the amount of $1.8 million. Partially offsetting these revenue increases was an $859 thousand decrease in support revenues from our legacy products. The net improvement in service revenues were facilitated by a combination of both organic growth and acquisitions.

Software revenue decreased $1.6 million or 53% to $1.4 million during the nine months ended September 30, 2008 as compared to $3.0 million during the same period in 2007. This decrease is due to two factors: firstly, during the same period in 2007 the Company fulfilled contractual sales obligations pertaining to the delivery source code; and secondly the decrease in domestic software licensing sales reflects management’s emphasis on increasing recurring services revenue.
Cost of Services Provided
Costs of services provided increased $5.0 million or 98% to $10.1 million during the nine months ended September 30, 2008 as compared to $5.1 million for the same period in 2007. This increase is primarily attributable to the recent acquisitions of IDS, Telstra, and Acclamation which added $2.7 million, $1.2 million, and $861 thousand respectively in payroll, facility, and support related expenses. During this interim year-to-date period, costs of services provided increased slightly as a percentage of revenue to 18.5% from 16.7% during the same period in 2007.
Product Development Expenses
Product development expenses increased $192 thousand or 3% to $6.3 million during the nine months ended September 30, 2008 as compared to $6.1 million for the same period in 2007. This cost increase is due to product development and enhancement initiatives in our carrier systems division and additional staff resources in our India product development facility. During this interim year-to-date period, product development expenses decreased as a percentage of revenue to 11.6% from 19.9% during the same period in 2007.
Sales and Marketing Expenses
Sales and marketing expenses decreased $593 thousand or 19% to $2.5 million during the nine months ended September 30, 2008 as compared to $3.1 million for the same period in 2007. This decrease is attributable to $971 thousand of cost reductions in our U.S. operations as a result of deploying more efficient means of reaching out to our market base, partially offset by $272 thousand of additional costs attributable to the recent acquisitions of IDS, Telstra, and Acclamation. During this interim year-to-date period, sales and marketing expenses decreased as a percentage of revenue to 4.6% from 10.2% during the same period in 2007.
General and Administrative Expenses
General and administrative expenses increased $5.9 million or 97% to $12.0 million during the nine months ended September 30, 2008 as compared to $6.1 million during same period in 2007. Approximately $4.1 million of this increase is associated with payroll, communications, and facility costs attributable to the recent acquisitions of IDS, Telstra, and Acclamation. We also experienced increases in general and administrative expenses in our U.S. headquarters and in our New Zealand operations aggregating to $1.6 million, which were principally associated with increases in discretionary share-based compensation and travel related costs. During this interim year-to-date period, general and administrative expenses increased as a percentage of revenue to 22.0% from 20.0% during the same period in 2007.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $578 thousand, or 31%, to $2.5 million during the nine months ended September 30, 2008, as compared to $1.9 million for the same period in 2007. The increase is primarily due to the amortization of the customer relationship and developed technology intangible assets that were acquired in connection with our acquisitions of IDS, Telstra, and Acclamation, which increased amortization expense $143 thousand, $372 thousand, and $28 thousand respectively.
Interest Expense
Interest expense increased $799 thousand, from $377 thousand for the nine months ending September 30, 2007 to $1.2 million for the nine months ending September 30, 2008. The increase is primarily due to borrowings on the Company’s revolving line of credit in the amount of $24.5 million at an average interest of 3.75% as compared to borrowings of $10 million during the first nine months ended September 30, 2007 giving rise to $381 thousand of additional interest expense. In addition there was the issuance of two convertible debt promissory notes in the aggregate amount of $35 million at an interest rate of 2.5% giving rise to $428 of additional interest expense. During the first nine months ended September 30, 2007 the Company paid $298 thousand on borrowings on the Company’s revolving line of credit in the amount of $10.0 million.

Income Taxes
The income tax provision for the nine months ended September 30, 2008 was $1.1 million which represents a $725 thousand or 184% increase when compared to the $393 thousand tax provision recorded during the same period in 2007. The Company’s interim period income tax provisions are based on our estimates of the expected effective income tax rates applicable to the corresponding annual twelve month period, after considering discrete items specific to the respective interim reporting period. The effective tax rate utilized during the nine month period ending September 30, 2008 was 5.76%, an increase over the 4.59% effective tax rate for the same period in 2007, due principally to the taxable income being generated by our EbixExchange division in Australia. This division was acquired in January 2008 and was formerly known as Telstra eBusiness Services.
In the United States the Company’s effective federal income tax rate is reduced because of the use of available net operating loss (“NOL”) carry-forwards used to partially offset taxable income. As of September 30, 2008 the Company has remaining NOL carry-forwards of approximately $39.3 million (net of approximately $6.8 million utilized to offset estimated current year-to-date taxable income). The Company maintains a full valuation allowance against the deferred tax asset associated with these NOL’s because of the uncertainties concerning future taxable income in the United States and the realization of these deferred tax assets and their utilization. The Company continues to evaluate these uncertainties. Changes in the valuation allowance could have a material effect on the Company’s future effective tax rate.
In India taxable income, other than passive income, is subject to a tax holiday, which will expire in 2010. The Company’s operations in India are also subject to the 11.33% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions can be carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions. Through September 30, 2008 the Company was required to pay $782 thousand in MAT. Accordingly, a long-term deferred tax asset and a current tax liability in the amount of $782 thousand has been recognized on the Company’s balance sheet.
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
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to our credit facilities will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. In the event additional liquidity requirements arise, we may need to raise funds from a combination of sources, including the potential issuance of equity or debt securities.
Our cash and cash equivalents were $13.2 million and $49.5 million at September 30, 2008 and December 31, 2007, respectively. The primary factors causing the substantial decrease in our available cash balances at September 30, 2008 were funds used to finance the acquisitions of Telstra in January 2008 and Acclamation in August 2008, and to repurchase stock from Brit, an affiliate, an April 2008.
Operating Activities
For the nine months ended September 30, 2008, the Company generated $19.4 million of net cash flow from operating activities which is $10.5 million or 119% greater than the $8.8 million generated during the nine months ended September 30, 2007. The major sources of cash provided by operating activities for the nine months ending September 30, 2008 were net income of $19.4 million, net of $(3.1) million of working capital requirements, $2.5 million of depreciation and amortization, and $525 thousand of non-cash compensation.
The $8.8 million of net cash flow generated from operating activities during the nine months ended September 30, 2007 was principally the result of net income of $8.2 million, net of $(1.5) million of working capital requirements, $1.9 million of depreciation and amortization, and $263 thousand of non-cash compensation.
Investing Activities
Net cash used for investing activities totaled $66.4 million for the nine months ended September 30, 2008, of which $43.0 million was used for the January 2008 acquisition of Telstra (net of $1.3 million of cash acquired), $1.1 million was used for the April 2008 acquisition of Periculum (net of $30 thousand of cash acquired), $21.4 million was used for the August 2008 acquisition of Acclamation (net of $635 thousand of cash acquired), and $549 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment. The Telstra acquisition was financed with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The Periculum acquisition was financed using available cash reserves. The Acclamation acquisition was financed with a combination of $7.0 million of available cash reserves and $15.0 million of convertible debt.
During the nine months ended September 30, 2007 cash used in investing activities totaled $534 thousand which was primarily used primarily for operating equipment expenditures in India, U.S, and Australia.

Financing Activities
Net cash provided from financing activities for the nine months ended September 30, 2008 totaled $13.0 million. During this nine month interim reporting period the Company borrowed $9.3 million from our revolving line of credit (net of repayments), received $15.0 million from the issuance of convertible debt, and received $12.5 million from unregistered sales of our common stock. The proceeds of these financing inflows were primarily used for operating and working capital needs, and to complete the acquisition of Acclamation in August 2008. During April of 2008 the Company used $24.0 million to repurchase 1.2 million shares of our common stock, at $20.00 per share, from Brit, an affiliate. Also during this period the Company used $510 thousand to repurchase shares of our common stock on the open market, $483 thousand to service existing long-term debt and capital lease obligations, and received $1.2 million from the exercise of stock options.
During the nine months ended September 30, 2007 cash provided from financing activities totaled $2.5 million which primarily consisted of $13.3 million of funding received from the sale of unregistered shares of our common stock to Luxor Capital Group, LP (an affiliate), and $237 thousand received from the exercise of stock options, less $10.0 million of payments against our line of credit, and $1.0 million used to service long-term debt and capital lease obligations.
Revolving Credit Facility
The Company has maintained a revolving line of credit facility with a major commercial banking institution which expires in December 2009. In December 2007 the credit facility agreement was amended and the line was increased from $15.0 million to $25.0 million. The interest rate on the credit facility remained unchanged at Libor plus 1.30%. At September 30, 2008 the balance on the line of credit was $24.9 million with an effective interest rate of 3.75%, thereby leaving $100 thousand available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of September 30, 2008. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)

Short-term debt (1)	$24,945	$—	$24,945	$—	$—
Long-term debt (2)	$56,445	$500	$55,945	$—	$—
Operating leases	$5,714	$1,904	$2,014	$—	$477
Capital leases	$7	$4	$3	$—	$—

Total	$87,111	$2,408	$82,907	$1,319	$477

(1)	The Company will pay down the balance on its revolving credit facility with available cash generated from its operating activities, if it deems that to be the best use of those funds. Upon its expiration in December 2009, the Company expects to renew the revolving line of credit facility.
(2)	Includes interest at an imputed interest rate of 4% for the February 2004 LifeLink acquisition which represents the effective interest rate at the date of acquisition.
Related Party Transactions
As of September 30, 2008, Brit Insurance Holdings PLC (“Brit”) held 990,489 shares of common stock, representing 10.38% percent of our outstanding common stock. During the three and nine months ended September 30, 2008, $268 thousand and $590 thousand was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable due from Brit and its affiliates at September 30, 2008 were $655 thousand. We continue to provide services for Brit and its affiliates and to receive payments for such services.

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.
Application of Critical Accounting Policies
The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Summary of Significant Accounting Policies” sections of Note 1 to this Form 10-Q and the Consolidated Financial Statements, in our 2007 Form 10-K describe the pertinent accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisition of Telstra, Periculum, and Acclamation has affected our critical accounting policies and concluded that it has not had a significant impact on our critical accounting policies. We have also expanded our discussion of our accounting for income taxes to include our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.
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
Income Taxes—The Company follows the asset and liability method of amounting for income taxes pursuant to Financial Accounting Statement No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term “more likely than not” is means that the likelihood of an occurrence is greater than 50%. Effective January 2007 the Company adopted FIN 48. As of September 30, 2008, the Company’s consolidated balance sheet includes a liability of $358 thousand for unrecognized tax benefits, which includes estimated interest and penalties in the amount of $91thousand. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$600
Additions based on tax positions related to current year	$104
Additions for tax positions of prior years	$33
Reductions for tax position of prior years	$(379)
Settlements	$—

Balance at September 30, 2008	$358
Goodwill and Other Acquired Intangible Assets—The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, and particularly foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Most of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company also has significant operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. Fluctuations in the value of foreign currencies could have a material adverse effect on the Company’s business, operating results, revenues or financial condition. Net change in the cumulative foreign currency translation adjustment account was an unrealized loss of $7.9 million and $4.3 million during the three and nine months ended September 30, 2008,respectively, and an unrealized gain of $256 thousand and $576 thousand for the three and nine months ended September 30, 2007 respectively. The foreign currency exchange risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 20% adverse change in exchange rates for all currencies in foreign countries in which we have business operations. Such adverse changes would have resulted in an adverse impact on income before taxes of approximately $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2008 the Company had $56.5 million of outstanding debt obligations which primarily consisted of a $24.9 million balance on our revolving line of credit, $31.0 million outstanding principal balances on our convertible promissory notes, and a $500 thousand balance on the note payable in connection with the 2004 acquisition of LifeLink. The interest rates on the convertible notes are fixed at 2.5% and the LifeLink note is non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and stood at 3.75% at September 30, 2008. The Company has interest rate risk related to the revolving line of credit. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 30% increase in the one month LIBOR rate. Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $47 thousand and $133 thousand for the three and nine months ending September 30, 2008 respectively.
The Company’s average cash balances during the 3rd quarter of 2008 were $11.2 million and its existing cash balances as of September 30, 2008 were $13.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in pre-tax income resulting from a hypothetical 10% decrease in effective interest rates earned on the Company’s cash balances. Such an adverse change would have resulted in an adverse impact on income before taxes of approximately $13 thousand and $40 thousand for the three and nine months ending September 30, 2008 respectively.
For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2007 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately and properly recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1A. RISK FACTORS
Our principal risk factors include, but are not limited to the following:
•	Changes in U.S. and global economic conditions and significant movements in interest rates and currency exchange rates;

•	Risks associated with financing including the willingness of credit institutions to provide financing to us;

•	Changes in the insurance industry and the financial position or our customers;

•	Changes in market demand for our products and services;

•	Our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change and customer demand;

•	Our ability to protect our intellectual property;

•	Pricing strategies, new product introductions and other pressures from existing or emerging competitors which could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience;

•	Changes in laws and regulations governing our business and the application of existing laws, including international, federal or state regulations effecting the insurance industry;

•	Disruptions in our business-critical systems and operations which could interfere with our ability to deliver products and services to our customers;

•	Risks associated with our integration of IDS, Telstra, Periculum, and Acclamation, and other acquired technologies, businesses and investments; and,

•	Significant concentration of the ownership of our common stock which will limit an investor’s ability to influence corporate actions.
In addition to these risk factors you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results in the future.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 1, 2007, the Company entered into a share purchase agreement to sell 1,200,000 shares (the “Shares”) of unregistered common stock at $11.08 per share to Luxor Capital Partners, LP, an affiliate and a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the agreement, Luxor Capital Partners LP acquired 490,800 shares of the Company’s common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 709,200 shares of the Company’s common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock. The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.
On December 13, 2007 the Company entered into a share purchase agreement to sell 115,386 and 115,383 shares, respectively, of our unregistered common stock at $19.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On December 20, 2007 the Company entered into a share purchase agreement to sell 60,000 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.

On April 2, 2008, the Company entered into a share purchase agreement pursuant to which Rennes Foundation, an affiliate, and an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 120,000 shares of our unregistered common stock at $25.23 per share, for an aggregate offering price of approximately $3.0 million. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On April 7, 2008, the Company entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 330,000 shares of our unregistered common stock at $24.29 per share, for an aggregate offering price of approximately $8.0 million. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
On April 18, 2008, the Company entered into a share purchase agreement pursuant to which Fisher Funds Management, acquired 60,000 shares of our unregistered common stock at $24.58 per share, for an aggregate offering price of approximately $1.5 million. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale.
The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are “accredited investors,” as such term is defined in Rule 501 of Regulation D.
Use of Proceeds from the Recent Sale of Unregistered Securities
The proceeds of the above cited recent sales of unregistered shares of our common stock were primarily used to finance the acquisitions of IDS in November 2007 and Telstra in January 2008, and to fund repurchases of our common stock.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on September 26, 2008. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.
The nominees for election to our Board of Directors as listed in our proxy statement were elected for a one-year term; with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
Robin Raina	6,991,518	57,879
Pavan Bhalla	7,013,787	335,613
Hans Ueli Keller	6,967,368	82,029
Hans U. Benz	6,967,368	82,029
Neil D. Eckert	6,360,645	688,752
Rolf Herter	7,008,471	58,926
Ebix stockholders also ratified an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 10,000,000 to 20,000,000.

Votes For	Votes Against	Votes Withheld
6,701,622	343,938	3,837
Item 5. ISSUER PURCHASES OF EQUITY SECURITIES
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit (an affiliate) for the purchase by us of 1,200,000 shares of our common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $20.00 per share, for an aggregate purchase price of $24.0 million.

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2008, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced		Purchased Under the Plans or
Period	Plans or Programs	Average Price Paid Per Share (1)	Programs (2)

March 2008	—	—	$4,851,000

September 2008	15,000	$34.00	$4,341,000

Total	15,000	$34.00	$4,341,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(2)	On March 21, 2008, the Company’s board of directors ratified, and we publicly announced, an increase in the Company’s ability to repurchase shares of our outstanding common stock from an amount of $1.0 million to $5.0 million in shares. The opening balance stated here reflects the previous repurchase of 26,670 shares.
Item 6. EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date: November 10, 2008	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Robert F. Kerris
Robert F. Kerris
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
No.	DESCRIPTION

2.1
Share Sale Agreement by and among Ebix, Inc., Ebix Australia (vic) Pty Ltd, and Telstra Services Solutions Holdings Limited dated December 22, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008 and incorporated herein by reference)

2.2
Stock Purchase Agreement by and amongst Ebix, Acclamation Systems, Inc., and Joseph Ott, as Seller dated July 31, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 5, 2008 and incorporated herein by reference)

2.3
Agreement and Plan of Merger by and among Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc and Craig A. Irving, as shareholder’s Representation dated November 1, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 11, 2008 and incorporated herein by reference)

3.1
Certificates of Incorporation of the Company, as amended (including Certificates of Designations) (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on November 4, 2008 and incorporated herein by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

10.29
Share Purchase Agreement made and entered into as of April 2, 2008 by and among Ebix, Inc and Rennes Foundation (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

10.30
Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

10.31
Stock Re-Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc and Brit Insurance, Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed April 17, 2008 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Chief Financial Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002