Form 10-K
period 2008-12-31
EBIX INC
filed 2009-03-30
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
EBIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0021975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 3200
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 281-2020
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $0.10 per share
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 27, 2009, the number of shares of Common Stock outstanding was 9,934,305. As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $119,253,257 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

EBIX, INC.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
This Form 10-K and certain information incorporated herein by reference contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part I, Item IA, “Risk Factors”, below, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia and India wherein we have significant operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts.
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
You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s web site, www.sec.gov.

PART I
Item 1. BUSINESS
Company Overview
Ebix, Inc. (“Ebix”, the “Company” “we” or “our”) was founded in 1976 as Delphi Systems, Inc., a California corporation. In December 2003 the Company changed its name to Ebix, Inc. The Company is listed on the NASDAQ Global Market.
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries.
Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made.
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of organizations.
Recently, we have expanded both internally as well as through a series of acquisitions.
We acquired ConfirmNet Corporation (“ConfirmNet”) on November 24, 2008. Pursuant to the terms of the plan of merger and agreement, Ebix paid ConfirmNet shareholders $7.4 million for all of ConfirmNet’s stock. ConfirmNet’s shareholders also retain the right to earn additional cash consideration if certain revenue targets are met in 2009 and 2010. The Company financed this transaction using available cash reserves.
We acquired Acclamation Systems, Inc, (“Acclamation”) on August 1, 2008. Pursuant to the terms of this agreement, on August 1, 2008, Ebix paid Acclamation shareholders $22 million for all of Acclamation’s stock. Acclamation’s shareholders also retain the right to earn up to $3 million in additional cash consideration over the two year period following the effective date of the acquisition if specific revenue targets of Ebix’s Health Benefits division are achieved. The Company financed this acquisition using a combination of available cash reserves and the proceeds from the issuance of convertible debt.
Effective April 28, 2008 Ebix acquired Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services. The Company acquired all of the stock of Periculum for a payment of $1.1 million and additional future payments of up to $200 thousand at the one year anniversary date of the acquisition if certain customer retention and revenue targets for Periculum are achieved. Ebix financed this acquisition using available cash. The operating results of Periculum, which is a component of our BPO channel, have been included in the Company’s reported net income starting in the second quarter of 2008.
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
On November 1, 2007, Ebix completed the acquisition of IDS Jenquest, Inc. (“IDS”), a leader in the certificate of insurance tracking industry located in Hemet, California. The purchase price was $11.25 million and was primarily financed from internal sources using our own cash reserves. The Company’s consolidated financial statements for 2007 include the results of operations for Jenquest from November 1 through December 31, 2007.

Effective May 2006 the Company completed the acquisition of Infinity Systems Consulting, Inc. (“Infinity”) for an up-front payment of $2.9 million in cash and future potential payments not exceeding $4.5 million if certain revenue targets of the Infinity division were met. Effective October 2006, Ebix acquired Finetre Corporation (“Finetre”) for a cash payment of $13.0 million and future potential payments not exceeding $3.0 million if certain future revenue and operating income targets of the Finetre division were met. The Company’s consolidated financial statements for 2006 include the results of operations for Infinity and Finetre from the effective date of the acquisitions. For 2007, it includes the full twelve months of the results of operations for these acquisitions completed during 2006.
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek, San Diego and Hemet, California; Pittsburgh, Pennsylvania; Portland, Michigan; New York, New York; St Louis, Missouri; Park City, Utah; Herndon, Virginia; and Dallas, Texas. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to more than 3,000 customers on six continents. Ebix’s focus on quality has enabled its development unit in India to be awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI). Ebix has also earned ISO 9001:2000 certification for both its development and call center units in India.
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the year ended December 31, 2008 and 2007:

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2008	2007
Carrier Systems	$11,314	$10,844
Exchanges	$42,711	$19,709
BPO	$8,380	$1,250
Broker Systems	$12,347	$11,038

Totals	$74,752	$42,841

Information on the geographic dispersion of the Company’s revenues, net income and fixed assets is furnished in Note 11 to the consolidated financial statements, included elsewhere in this Form 10-K.
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
Products and Services
The Company’s product and service strategy focuses on the following four areas: (1) worldwide sale, customization, development, implementation and support of its insurance carrier system platforms “Infinity Systems” and “Business Reinsurance and Insurance Company System (“BRICS”)”; (2) worldwide sales and support of broker/agency management systems including EbixASP, eGlobal and Winbeat (3) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products in the life, health, annuity and property & casualty sectors worldwide namely the EbixExchange family of products; and, (4) business process outsourcing services, which include certificate origination, certificate tracking, call center and back office support.
Ebix revenue is derived primarily from the services part of our business that includes ASP services, transaction based exchanges, transaction based BPO services, professional and support services to the insurance companies, distributors, brokers and large corporate clients.

Professional and support services include software development, and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered on an ASP basis, and for the maintenance of software licenses. The Company anticipates that future revenue growth will be principally provided by its Exchange services (EbixExchange), software development and customization services, licensing of the Infinity and BRICS systems, international broker system operations, and business process outsourcing (“BPO”) services.
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
The broker/agency channel is served by several products and services, including EbixASP, eGlobal, and Winbeat. EbixASP is a web-enabled system for insurance agencies to manage their businesses. EbixASP is sold both as a hosted and a self-hosted product. The Company focuses on providing self hosted broker systems, under the name Winbeat to small and midsize brokers in the Australian market. The Company licenses “eGlobal” its multi-lingual/multi-currency agency management software product line in the international markets to large brokers in a self-hosted and hosted mode.
The Company’s exchange suite of products are all branded under the common name EbixExchange. EbixExchange — WinFlex and Vital Suite are Life insurance exchange services that provide sales illustrations and quote comparison services to insurance brokers, carriers and wholesalers operating in the life insurance, annuity and long-term care markets. The EbixExchange - AnnuityNet platform is an exchange service that is designed to link annuity distributors and issuers. It provides workflow routing, compliance and application vetting for annuity products. EbixExchange Australia is an Internet based service developed by the company to facilitate connectivity for upload, download, and data exchange between carriers, agents and third party providers. EbixExchange — EbixHealth is a service developed to handle employee benefits and claims for the healthcare industry.
The Company has developed a business process outsourcing service that provides back-end certificate tracking, claims handling and other call center services primarily for risk department of corporates, insurance brokers and insurance carriers.
Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry including carriers, brokers, exchanges and standard making bodies.
Product Development
The Company has consistently been focused on maintaining high quality product development standards. Our India development facility is certified for Carnegie Mellon’s highest rating level, “CMMi 5”. Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies, or developing and maintaining the Company’s websites.
The Company has expended $9.0 million, $7.6 million, and $5.2 million during the years ending December 31, 2008, 2007, and 2006, respectively, on product development initiatives.
The Company’s product development efforts are focused on the continued enhancement of the EbixASP, BRICS, eGlobal, EbixLife, EbixExchange, IDS, AnnuityNet, and EbixHealth product and service lines, the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets.

Competition
We operate in a number of geographic, product and service markets, which are highly competitive. In the area of exchange connectivity the Company competes with different entities in different sectors. The Company’s life, employee benefits, property & casualty (“P&C”) and annuity exchanges, The life and annuity exchanges are sold under the family name EbixExchange and compete with internally developed systems and a few smaller entities operating in the insurance markets in the United States. The P&C exchange is deployed in the Pacific region and typically competes with internally developed systems. Ebix is a relative newcomer to the employee benefits area and competes with a few larger players in the industry.
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
Key differentiating factors for the Ebix’s products and services include our superior product technology, features and functions, ease of use, common code base around the world, multilingual and multicurrency systems, end-to-end project management, reputation, reliability, adoption to insurance regulation, insurance industry expertise, technological expertise, and the quality of customer support and training.

Intellectual Property
Ebix generally seeks protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. We regard our software as proprietary while adhering to industry standards and attempt to protect it with copyrights, trade secret laws and restrictions on the disclosure and transferring of title. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, confidentiality or other agreements or protections. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets.
Employees
As of December 31, 2008, the Company had 637 employees, distributed as follows: 26 in sales and marketing, 286 in product development, 212 in customer service and operations, 58 in call center operations, and 55 in general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers employee relations to be competitively good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 27, 2009, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	42	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	55	Chief Financial Officer and Corporate Secretary	2007
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 42, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
ROBERT F. KERRIS, 55, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

Our principal executive offices are located at 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328, and our telephone number is (678) 281-2020. Our official Web site address is http://www.ebix.com. We make available, free of charge, at http://www.ebix.com, the charters for the committees of our board of directors, our code of conduct and ethics, and, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K and our quarterly reports on Form 10-Q. We have not in the past posted current reports on Form 8-K, and amendments to these reports, however, we intend to do so in the near future. We will begin posting filings under Section 16 of the Exchange Act on our Web site. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer, and all other executive officers will be disclosed on our Web site.
The reference to our Web site does not constitute incorporation by reference of any information contained at that site.
Item 1A. RISK FACTORS
You should carefully consider the risks, uncertainties and other factors described below, along with all of the other information included or incorporated by reference in this prospectus, including our financial statements and the related notes, before you decide whether to buy shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware which we believe are not material also could materially adversely affect our business, financial condition, results of operations or cash flows. In any case, the value of our common stock could decline, and you could lose all or a portion of your investment. See also, “Safe Harbor Regarding Forward-Looking Statements.”
Risks Related To Our Business and Industry
Because the support revenue that we have traditionally relied upon has been steadily declining, it is important that new sources of revenue continue to be developed.
We made a strategic decision approximately six years ago to eliminate our reliance on legacy products and related support services and instead focus on more current technology and services. As a result, our revenue from the support services we offer in connection with our legacy software products has been decreasing over the course of the past few years. This downward trend in our support revenue makes us dependent upon our other sources of revenue.
Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance industry.
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance industry. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in this industry. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent months the volatility has reached unprecedented levels. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, the exchange rate between the U.S. dollar and foreign currencies, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other institutions that use our competitors or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed. All of these conditions could adversely affect our operating results and financial position.

We may not be able to secure additional financing to support capital requirements when needed.
We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid market penetration, to develop new or enhanced services, to respond to competitive pressures, to make acquisitions or for other purposes. Any required additional financing may not be available on terms favorable to us, or at all, particularly in light of current conditions in the credit markets. If adequate funds are not available on acceptable terms, we may be unable to meet our strategic business objectives or compete effectively, and the future growth of our business could be adversely impacted. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership and economic interests, and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to significant market risks related to interest rates, and operating risks regarding limitations on our activities.
Our recent acquisitions of Jenquest, Telstra, Acclamation, and ConfirmNet, as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
The acquisitions of Jenquest, Telstra, Acclamation, and ConfirmNet and other potential future acquisitions, subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, prohibitively higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated timeframes or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to integration such acquisitions are:
•	potential incompatibility of business cultures;
•	potential delays in integrating diverse technology platforms;
•	potential difficulties in coordinating geographically separated organizations;
•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;
•	potential difficulties implementing common internal business systems and processes;
•	potential conflicts in third-party relationships; and
•	potential loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.
We may not be able to develop new products or services necessary to effectively respond to rapid technological changes. Disruptions in our business-critical systems and operations could interfere with our ability to deliver products and services to our customers.
To be successful, we must adapt to rapidly changing technological and market needs, by continually enhancing and introducing new products and services to address our customers’ changing demands.
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
We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our insurance software business also experiences competition from certain large hardware suppliers that sell systems and system components to independent agencies, and from small independent developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Pricing strategies and new product introductions and other pressures from existing or emerging competitors could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience. Our internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.
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
We regard our intellectual property in general, and our software in particular, as critical to our success.
We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenues are derived internationally including jurisdiction where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail. In addition, our offerings could be less differentiated from those of our competitors, which could adversely affect the fees we are able to charge.

If we infringe on the proprietary rights of others, our business operations may be disrupted, and any related litigation could be time consuming and costly.
Third parties may claim that we have violated their intellectual property rights. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of key personnel. To the extent that we violate a patent or other intellectual property right of a third party, we may be prevented from operating our business as planned, and we may be required to pay damages, to obtain a license, if available, to use the right or to use a non-infringing method, if possible, to accomplish our objectives. The cost of such activity could have a material adverse effect on our business.
We depend on the continued services of our senior management and our ability to attract and retain other key personnel.
Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel particularly Robin Raina, our president and chief executive officer. Since becoming Chief Executive Officer of the Company in 1999, his strategic direction for the Company and implementation of such direction has proven instrumental in our growth. The loss of the services of any of our executive officers or other key employees could harm our business.
Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees. If we are not able to attract and retain key skilled personnel, our business will be harmed. Competition for personnel in our industry is intense.
Our international operations are subject to a number of risks that could affect our revenues, operating results, and growth.
We market our products and services internationally and plan to continue to expand our internet services to locations outside of the United States. In 2008, approximately 35% of our 2008 revenues and 29% of our operating expenses were transacted in currencies other than U.S. Dollars. We currently conduct operations in Australia, New Zealand, and Singapore, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:
•	the impact of recessions in foreign economies on the level of consumers’ insurance shopping and purchasing behavior;
•	greater difficulty in collecting accounts receivable;
•	difficulties and costs of staffing and managing foreign operations;
•	reduced protection for intellectual property rights in some countries;
•	seasonal reductions in business activity;
•	burdensome regulatory requirements;
•	trade and financing barriers, and differing business practices;
•	significant fluctuations in exchange rates;
•	potentially adverse tax consequences; and
•	political and economic instability.

Furthermore, our entry into additional international markets requires significant management attention and financial resources, which could divert management’s attention from existing business operations.
Our financial position and operating results may be adversely affected by the changing U.S. Dollar rates and fluctuations in other currency exchange rates.
We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase if we expand our operations in overseas. To date we have not entered into any hedging arrangements to protect our business against currency fluctuations. However, management continues to evaluate and consider the effectiveness of various hedging strategies. We will monitor changes in our exposure to exchange rate risk that result from changes in our business situation. If we do not enter into effective hedging arrangements in the future, our results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.
Risks Relating to Regulation and Litigation
Federal Trade Commission laws and regulations that govern the insurance industry could expose us or the agents, brokers and carriers with whom we participate in our online marketplace to legal penalties.
We perform functions for licensed insurance agents, brokers and carriers and need to comply with complex regulations that vary from state to state and nation to nation. These regulations can be difficult to comply with, and can be ambiguous and open to interpretation. If we fail to properly interpret or comply with these regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations affecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in regulations regarding the manner in which insurance is sold, our business could be adversely affected.
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

If the internet data center operations that host any of our websites were to experience a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. The controls implemented by our third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. In addition, our users depend on internet service providers, online service providers and other website operators for access to our website. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.
Concerns regarding security of transactions or the transmission of confidential information over the Internet or security problems we experience may prevent us from expanding our business or subject us to legal exposure.
If we do not maintain sufficient security features in our online product and service offerings, our products and services may not gain market acceptance, and we could also be exposed to legal liability. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remediate security breaches. Additionally, if we are unable to adequately address our customers’ concerns about security, we may have difficulty selling our products and services.
Uncertainty in the marketplace regarding the use of internet users’ personal information, or legislation limiting such use, could reduce demand for our services and result in increased expenses.
Concern among consumers and legislators regarding the use of personal information gathered from internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Legislation has been proposed that would limit the uses of personal identification information of internet users gathered online or require online services to establish privacy policies. Many state insurance codes limit the collection and use of personal information by insurance agencies, brokers and carriers or insurance service organizations. Moreover, the Federal Trade Commission has settled a proceeding against one online service that agreed in the settlement to limit the manner in which personal information could be collected from users and provided to third parties.
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
In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent months. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:
•	announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;
•	trends or conditions in the insurance, software, business process outsourcing and internet markets;
•	changes in market valuations of our competitors; and
•	general political, economic and market conditions.
In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to a specific company’s operating performance. As a result, investors may not be able to sell shares of our common stock at or above the price at which an investor paid. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management’s attention could be diverted from our business.
Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on our results of operations during any particular period as an indication of our results for any other period. Factors that may adversely affect our periodic results may include the loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another.
Our operating expenses are based in part on our expectations of our future revenues and are partially fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.
The significant concentration of ownership of our common stock will limit an investor’s ability to influence corporate actions.
The concentration of ownership of our common stock may limit an investor’s ability to influence our corporate actions and have the effect of delaying or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. As of March 27, 2009 Luxor Capital Group, LP beneficially owned 1,083,966 shares representing 10.75% of our common stock and, together with our executive officers, directors, and owners of at least 5% of our outstanding common stock, owned approximately 26% of our outstanding common stock. As a result, those stockholders, if they act together, are able to substantially influence all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our articles of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to interests of other investors or prevent the taking of actions that are inconsistent with their respective interests.

Provisions in our articles of incorporation, bylaws, and Delaware law may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by our shareholders.
Our certificate of incorporation and bylaws, and provisions of Delaware law may delay, prevent or otherwise make it more difficult to acquire us by means of a tender offer, a proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with us. We are subject to the “business combination” provisions of Section 203 of the Delaware General Corporation Law. In general, those provisions prohibit a publicly held Delaware corporation from engaging in various “business combination” transactions with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:
•	The transaction is approved by the board of directors prior to the date the interested stockholder obtained interested stockholder status;
•
Upon consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

•
On or subsequent to the date the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

The provisions could prohibit or delay mergers or other takeover or change of control attempts with respect to us and, accordingly, may discourage attempts to acquire us.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 9,800 square feet of commercial office space. Until December 31, 2006 the Company’s corporate headquarters were located in Schaumburg, Illinois (a suburb of Chicago). In addition the Company and its subsidiaries lease office space of 5,500 square feet in Park City, Utah, 4,148 square feet in Dallas, Texas, 12,000 square feet in Herndon, Virginia, 10,800 square feet in Hemet, California, 2,156 square feet in Walnut Creek, California, 22,863 square feet in Pittsburg, Pennsylvania, 673 square feet in St Louis, Missouri, 5,300 square feet in Portland, Michigan, and 7,000 square feet in San Diego, California. Additionally, the Company leases office space in the United States, New Zealand, Australia and Singapore for support and sales offices. The Company owns three facilities in India with total square footage of approximately 65,000 square feet. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.
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
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2008 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of March 27, 2009, there were 89 holders of record of the Company’s common stock. Effective January 29, 2007 the principal market for the Company’s common stock was changed to the NASDAQ Global Market.
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2008 and 2007.

Year Ended December 31, 2008	High	Low
First quarter	$25.83	$20.67
Second quarter	31.60	24.83
Third quarter	38.36	25.72
Fourth quarter	30.60	19.01

Year Ended December 31, 2007	High	Low
First quarter	$9.67	$8.17
Second quarter	14.00	9.69
Third quarter	17.63	12.55
Fourth quarter	24.40	16.55
Holders
As of March 27, 2009, there were 9,934,305 shares of the Company’s common stock outstanding.
Dividends
The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2008, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2008 related to these plans.

Number
	Number of Securities		of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan/1998 Non-Employee Directors Plan	1,574,811	$4.42	1,177,872

Total	1,574,811	$4.42	1,177,872

Recent Sales of Unregistered Securities
On July 11, 2008, we entered into a secured convertible note purchase agreement with Whitebox VSC, Ltd. (“Whitebox”), and on July 11, 2010, in exchange for $15.0 million, we issued a secured convertible promissory note (the “Note”), with a maturity date of July 11, 2010, in the original principal amount of $15.0 million, which amount is convertible into our common stock at a price of $28.00 per share, subject to certain adjustments as set forth in the Note. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $28.00 per share, if the average price of the Company’s common stock on the trading market exceeds $56.00 for any consecutive 30 trading days. The Note accrues interest at the rate of 2.5% per annum, payable on an annual basis on July 11th of each year, each date of conversion (as to the principal amount being converted) and the maturity date. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale to an accredited investor who acquired the Note for investment purposes.
On April 18, 2008, we entered into a share purchase agreement pursuant to which Fisher Funds Management, acquired 60,000 shares of our unregistered common stock at $24.58 per share, for an aggregate offering price of approximately $1.5 million, for the benefit of several “accredited investors” identified in Footnote 5 of the table at “Selling Stockholders” in the prospectus which is a part of this registration statement. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On April 7, 2008, we entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 330,000 shares of our unregistered common stock at $24.29 per share, for an aggregate offering price of approximately $8.0 million, for the benefit of several “accredited investors” identified in the table at “Selling Stockholders” in the prospectus which is a part of this registration statement. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.

On April 2, 2008, we entered into a share purchase agreement pursuant to which the Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 120,000 shares of our unregistered common stock at $25.23 per share, for an aggregate offering price of approximately $3.0 million. Mr. Rolf Herter, a director of the Rennes Foundation, is a Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On December 20, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 60,000 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a price of $21.28 per share, subject to certain adjustments as set forth in the note. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $21.28 per share, if the average price of the Company’s common stock on the trading market exceeds $42.67 for any consecutive 30 trading days. The Note accrues interest at the rate of 2.5% per annum, payable on an annual basis on December 18th of each year, each date of conversion (as to the principal amount being converted) and at the maturity date. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale to an accredited investor who acquired the Note for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC this registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On December 13, 2007 the Company entered into a share purchase agreements (the “Share Purchase Agreements”) to sell 115,386 shares and 115,383 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.

On June 1, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell 1,200,000 shares (the “Shares”) of unregistered common stock at $11.08 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 490,800 shares of the Company’s common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 709,200 shares of the Company’s common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock. Pursuant to the Share Purchase Agreement, Ebix was obligated to file with the SEC a registration statement, for the underlying shares of our common stock and to use our reasonable best efforts to cause the SEC to declare the registration statement effective, and take such action that is necessary to keep the registration statement effective. During the third quarter of 2007, while the company was clearing comments received from the Securities and Exchange Commission on the subject Form S-1 registration statement, the purchaser requested an additional 300,000 purchased shares be included in this filing. The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.
Use of Proceeds from the Recent Sales of Unregistered Securities
The proceeds of the above cited recent sales of unregistered shares of our common stock and the issuances of convertible debt were used to finance our acquisitions of Jenquest Inc. in November 2007, Telstra eBusiness Services in January 2008, and Acclamation in August 2008, and to repurchase shares of our common stock from Brit Insurance Holdings, Inc. in April 2008.
Recent Purchases of Equity Securities
During the fourth quarter of the year ended December 31, 2008, we did not issue any unregistered equity securities nor did we purchase any of our equity securities.

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2008, 2007, and 2006 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Results of Operations:
Revenue	$74,752	$42,841	$29,253	$24,100	$19,983
Operating income	29,264	12,801	6,712	4,650	2,406
Net income	$27,314	$12,666	$5,965	$4,322	$2,240
Net income per share:
Basic	$2.78	$1.36	$0.72	$0.52	$0.27
Diluted	$2.28	$1.20	$0.63	$0.46	$0.24
Shares used in computing per share data:
Basic	9,838	9,306	8,304	8,367	8,352
Diluted	12,260	10,536	9,411	9,363	9,312
Financial Position:
Total assets	$141,167	$108,510	$47,352	$27,981	$31,335
Short-term debt	37,192	16,161	11,006	969	4,477
Long-term debt	15,000	20,486	934	1,844	2,796
Redeemable common stock	—	—	—	1,461	4,262
Stockholders’ equity	$70,611	$60,678	$26,166	$17,501	$13,508

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity.
The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, rate levels and actions by competitors, regulatory matters, general economic conditions, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof or variations thereon or comparable terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
Our customers include hundreds of the top insurance and financial sector companies in the world. 4,500 brokers across 52 countries (including six of the world’s top ten insurance brokers) and 70 of the top rated life and annuity insurance companies use Ebix systems and applications. Approximately 70% of Ebix’s revenues are of a recurring nature. Typically, rather than license our products in perpetuity, we either license them for a few years with ongoing support revenues, or license them on a limited term basis using a hosting or ASP model.
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

The key performance indicators for the twelve months ended December 31, 2008, 2007, and 2006 were as follows:

	Key Performance Indicators
	Twelve Months Ended December 31,
	2008	2007	2006
	(Dollars in thousands,
	except per share data)
Revenue	$74,752	$42,841	$29,253
Revenue growth	74%	46%	21%
Operating income	$29,264	$12,801	$6,712
Operating margin	39%	30%	23%
Net Income	$27,314	$12,666	$5,965
Diluted earnings per share	$2.28	$1.20	$0.63
Cash provided by operating activities	$26,825	$15,039	$4,375
RESULTS OF OPERATIONS
Ebix, Inc. Subsidiaries

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)
Operating revenue:	$74,752	$42,841	$29,253
Operating expenses:
Costs of services provided	14,161	7,114	5,916
Product development	8,962	7,609	5,234
Sales and marketing	4,344	4,116	3,002
General and administrative	14,715	8,602	6,594
Amortization and depreciation	3,306	2,599	1,795

Total operating expenses	45,488	30,040	22,541

Operating income	29,264	12,801	6,712
Interest income (expense), net	(1,151)	151	(61)
Foreign exchange gain (loss)	586	247	(6)

Income before taxes	28,699	13,199	6,645
Income tax expense	(1,385)	(533)	(680)

Net income	$27,314	$12,666	$5,965

TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007
Operating Revenue
Total revenue—The Company’s revenues are derived primarily from the services sector with a smaller portion coming from the software licensing business. Service sector revenue includes transaction fees, hosting fees, implementation, software development and customization, maintenance, consulting, training and project management services provided to the Company’s customers using our data exchanges, ASP platforms, and other services. Software licensing revenue includes revenue derived from the licensing of our proprietary platforms and the licensing of third party software applications. During the twelve months ended December 31, 2008 our total revenue increased $31.9 million or 74%, to $74.8 million in 2008 compared to $42.8 million in 2007. The increase in operating revenue is a result of both organic and acquisitive growth with the effect of recently completed business combinations having greater impact. We have consistently demonstrated the ability to quickly integrate business acquisition into existing operations and thereby rapidly leverage product cross-selling opportunities. The specific components of our revenue and the changes experienced during the past year are discussed further below.
Services revenue increased $33.7 million or 86%, from $39.4 million in 2007 to $73.1 million in 2008. Essentially all divisions and sales channels achieved revenue increases during 2008, as further discussed below.
Carrier Systems division revenue increased $0.5 million due primarily to system development work being done for large insurance carrier customers of our Infinity division.
Exchange division revenues increased $23.0 million which includes revenue increases of approximately $15.7 million from the EbixExchange-Australia (formerly Telstra eBusiness Services; acquired in January 2008), $4.9 million from the EbixHealth (formerly Acclamation; acquired in August 2008). EbixExchange-U.S. (which includes our annuity and life insurance exchanges) achieved a $3.7 million increase in revenues during 2008.
BPO division revenues increased $7.1 million which includes revenue increases of approximately $5.5 million from EbixBPO’s-Hemet, CA operations (formerly IDS; acquired in November 2007), $596 thousand from the EbixBPO’s-Portland, MI operations (formerly Periculum; acquired in April 2008), and $1.1 million from EbixBPO’s-San Diego, CA operations (formerly ConfirmNet; acquired in November 2008). EbixBPO’s-Hemet, CA operation represents the headquarters of the newly formed EbixBPO division.
Broker Systems division revenue increased $1.3 million primarily from growth in our Australian operations.
Partially offsetting these increases to our services revenue is a $412 thousand reduction in support and maintenance revenues associated with our legacy products. We expect that the support and maintenance services associated with the Company’s legacy products will continue to decrease due to our pronounced philosophy of finishing legacy support as an offering in the future.
Software licensing revenue decreased $1.8 million or 53%, from $3.5 million in 2007 to $1.6 million in 2008. This decrease is primarily associated with two significant contracts executed in 2007 by our Infinity division (an operating component of Carrier Systems division). The customer arrangements involved the sale of source code and application software licenses.

Costs of services provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $7.0 million or 99%, from $7.1 million in 2007 to $14.2 million in 2008. This increase is related to the full year inclusion related costs incurred by IDS and Telstra (acquired in November 2007 and January 2008, respectively) which added $4.4 million to the costs of providing customer services, and to the recent acquisitions of Periculum, Acclamation and Confirmnet (acquired in April 2008, August 2008 and November 2008, respectively) which added $2.2 million to the costs of providing services to our customers. Overall our costs of services provided as a percentage of revenues increased to 18.9% in 2008 from 16.6% in 2007.
Product development expenses
Product development expenses increased $1.4 million or 18%, from $7.6 million in 2007 to $9.0 million in 2008. The Company’s product development efforts continue to be focused on the enhancement of the EbixExchange, EbixLife, Insurance Certificate- BPO, AnnuityNet, and LifeSpeed BRICS, and eGlobal, product and service lines, the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. During the year we experienced an $872 thousand increase in support of product development costs in our Exchange division, and a $211 thousand increase in product development costs in support of our Carrier Systems division. Overall our product development expenses as a percentage of revenues decreased from to 12.0% in 2008 from 17.8% in 2007.
Sales and marketing expenses
Sales and marketing expenses increased $228 thousand or 6%, from $4.2 million in 2007 to $4.3 million in 2008. This increase is attributable to $1 million of additional costs attributable to the recent acquisitions of Telstra and Acclamation, offset by approximately $775 thousand of cost reductions in our U.S. operations as a result of deploying more efficient means of reaching out to our market base and cost reductions in support of our legacy products. Overall our sales and marketing expenses as a percentage of revenues decreased to 5.8% in 2008 from 9.6% in 2007.
General and administrative expense
General and administrative expenses increased $6.1 million or 71%, from $8.6 million in 2007 to $14.7 million in 2008. Approximately $4.2 million of this increase is associated with payroll, communications, and facility costs attributable to the recent acquisitions of Telstra and Acclamation. We also experienced increases in general and administrative expenses in our U.S. headquarters aggregating to approximately $2.0 million, which were principally associated with increases in discretionary share-based compensation, travel related costs, audit and legal fees, and investor relations costs. Overall our general and administrative expenses as a percentage of revenue slightly decreased to 19.7% in 2008 from 20.1% in 2007.
Amortization and depreciation expenses
Amortization and depreciation expenses increased $707 thousand, or 27%, from $2.6 million in 2007 to $3.3 million in 2008. The increase is primarily due to the amortization of the customer relationship and developed technology intangible assets that were acquired in connection with our acquisitions of Telstra, Acclamation, and ConfirmNet which increased amortization expenses by $469 thousand, $97 thousand, and $43 thousand respectively.

Interest Expense (net)
Interest expense (net of interest income) increased $1.0 million, from $151 thousand in 2007 to $1.2 million in 2008. The increase is primarily due to additional borrowings on the Company’s revolving line of credit in the amount of $9.3 million at an average interest of 4.55% giving rise to approximately $423 thousand of additional interest expense, and the issuance of two convertible debt promissory notes in the aggregate amount of $35 million ($20 million in December 2007 and $15 million in July 2008) at an interest rate of 2.5% resulting in approximately $672 thousand of incremental interest expense.
Income Taxes
Income tax expense increased $852 thousand, or 160%, from $533 thousand in 2007 to $1.4 million in 2008. Our effective tax rate was 4.83% for the twelve months ended December 31, 2008, down from 4.04% for the same period in 2007. Primarily affecting the increase in income tax expense and our consolidated effective tax rate is the impact of statutory tax rates associated with the change in the mix of taxable income amongst the various domestic and foreign tax jurisdictions in which the Company operates. Favorably impacting our consolidated effective tax rate is result of advantages the Company has from conducting activities in certain foreign low tax jurisdictions. Furthermore, in the United States, the Company utilized $9.3 million of available net operating losses to offset our taxable income.
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006
Operating Revenue
Total revenue—The Company’s revenues are derived primarily from the services sector with a smaller portion coming from the software licensing business. Service sector revenue includes transaction fees, hosting fees, implementation, software development and customization, maintenance, consulting, training and project management services provided to the Company’s customers using our exchanges and other services. Software licensing revenue includes revenue derived from the licensing of our proprietary platforms and the licensing of third party software applications. During the twelve months ended December 31, 2007 our total revenue increased $13.6 million or 46%, to $42.8 million in 2007 compared to $29.3 million in 2006. $6.6 million of this revenue increase is attributable to the full year inclusion of revenues generated by Infinity and Finetre acquired in May and October of 2006 respectively, and $1.1 million is attributable the two months of revenue generated by Jenquest acquired in November 2007. The specific components of our revenue and the changes experienced during the past year are discussed further below.
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
BPO division revenues increased $1.1 million primarily due to our recent acquisition of Jenquest (d.b.a. Insurance Data Services division and renamed to “EBIX BPO”) which was acquired in November 2007.

Partially offsetting these increases to our services revenue is a $480 thousand in reduction in support and maintenance revenues associated with our legacy products. We expect that the support and maintenance services associated with the Company’s legacy products will continue to decrease due to our pronounced philosophy of finishing legacy support as an offering in the future. The Company will maintain the support of these legacy products as contractually required or for as long as we deem it is economically feasible to do so, after which we will discontinue further associated support services.
Software licensing revenue increased $1.8 million or 109%, from $1.7 million in 2006 to $3.5 million in 2007. This increase is primarily associated with two significant long-term contracts executed by our Infinity division and involves the sale of source code, software licenses, and customization and implementation services.
During 2007 approximately $1.7 million was recognized as services revenue from Brit Insurance Holdings PLC (“Brit”) and its affiliates related to development projects. Revenue from Brit and its affiliates represented 4% of our revenues for 2007. The revenue from Brit relates primarily relates to the customization of BRICS for the London market, hosting services, software development services, and transaction processing fees. As of December 31, 2007, Brit held 730,163 shares of common stock, representing 22% percent of our outstanding common stock as of December 31, 2007.
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
Income Taxes
Income tax expense decreased $147 thousand, or 22%, from $680 thousand in 2006 to $533 thousand in 2007. Our effective tax rate was 4.04% for the twelve months ended December 31, 2007, down from 10.2% for the same period in 2006. The reduction in tax expense was primarily due to the recognition of certain deferred tax assets (net of the respective valuation allowances) as related to temporary timing differences associated with specific expense and revenue items that are treated differently for purposes of determining book and taxable income. Also affecting the decrease in income tax expense and our consolidated effective tax rate was the impact of statutory tax rates associated with the change in the mix of taxable income amongst the various domestic and foreign tax jurisdictions in which the Company operates. In the United States, the Company utilized $14.0 million of available net operating losses to partially offset our taxable income.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Our ability to generate cash from operations is one of our fundamental financial strengths. We intend to utilize cash flows generated by our ongoing operating activities, in conjunction with renewing our revolving credit facility, and sales of our common stock to fund capital expenditures and growth initiatives, make acquisitions, and to retire outstanding indebtedness.
We believe that anticipated cash flows provided by our operating activities, together with current cash balances and access to our credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs, cash flows, and the general market condition for credit and equity securities may be subject to substantial uncertainty.
We continue to strategically evaluate our ability to sell additional equity or debt securities, to expand existing or obtain new credit facilities from lenders, and to restructure our debt structure in order to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. Specifically during 2009 the Company will focus both on reducing our debt structure, and executing synergistic acquisitions of businesses that complement our product offerings. In order to support such activities, the Company may seek additional equity funding. There are no assurances that such equity financing facilities will be available in amounts or on terms acceptable to us, if at all.
Our cash and cash equivalents were $9.5 million and $48.4 million at December 31, 2008 and 2007, respectively. A substantial portion of our available cash balances at December 31, 2007 were used to finance the acquisition of Telstra eBusiness Services on January 2, 2008.

Operating Activities
For the twelve months ended December 31, 2008, the Company generated $26.8 million of net cash flow from operating activities compared to $15.0 million for the year ended December 31, 2007, a 76% increase. The major source of cash provided by operating activities for 2008 was net income of $27.3 million, net of $(2.9) million in working capital requirements, $3.3 million of depreciation and amortization, and $703 thousand of non-cash compensation.
Our net cash flow from operating activities for the twelve months ended December 31, 2007 was $15.0 million compared to $4.4 million for the same period in 2006, a 241% increase. The major sources of cash provided by operating activities for 2007 was net income of $12.7 million, net of $2.6 million of depreciation and amortization and a $142 thousand increase in deferred revenue.
Investing Activities
Net cash used for investing activities totaled $73.3 million for the twelve months ended December 31, 2008, of which $43.0 million was used for the January 2008 purchase of Telstra (net of 1.3 million of cash acquired), $21.4 million was used for the August 2008 purchase of Acclamation (net of the $635 thousand of cash acquired), $1.1 million was used for the April 2008 purchase of Periculum (net of the 30 thousand of cash acquired), $7.3 million was used for the November 2008 purchase of ConfirmNet (net of $61 thousand cash acquired), $500 thousand was used to fulfill an earn-out payment to for shareholders of Infinity (a 2006 business acquisition) and $614 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment. The Telstra acquisition was financed with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The Periculum acquisition was financed using existing cash reserves. The Acclamation acquisition was financed with a combination of $7.0 million of available cash and $15.0 million of convertible debt. The ConfirmNet acquisition was financed using available cash balances.
During the twelve months ending December 31, 2007 net cash used for investing activities totaled $15.6 million, of which $11.3 million was used for the November 2007 acquisition of IDS and $1.8 million was used for capital expenditures related to the enhancement of our technology platforms, and the purchases of operating equipment. The prior IDS shareholders retained the right to earn up to $1.4 million in additional payments over two years if certain revenue and operating income targets were achieved. During the 1st quarter of 2009 $1.0 million was paid to the former owners of IDS. The IDS acquisition was financed utilizing the Company’s revolving line of credit.
Financing Activities
Net cash provided by financing activities for the twelve months ended December 31, 2008 totaled $12.3 million. During the 2008 reporting period the Company borrowed $9.3 million from our revolving line of credit, received $15.0 million from the issuance of convertible debt, and received $12.5 million from unregistered sales of our common stock. The proceeds of these financing inflows were primarily used for operating and working capital needs, and to complete the acquisition of Acclamation in August 2008. Also, in April of 2008 the Company used $24.2 million to repurchase 1.2 million shares of our common stock, at $20.00 per share, from Brit. In addition during the year the Company used $1.0 million to repurchase shares of our common stock on the open market, $503 thousand to service existing long-term debt and capital lease obligations, and received $1.2 million from the exercise of stock options.

During the twelve months ending December 31, 2007 the $44.3 million of cash provided from our financing activities was primarily used to complete the acquisition of Telstra in January. The cash from our financing activity in 2007 was provided by borrowings from our revolving credit facility, proceeds from the issuance of long-term convertible debt, and proceeds from the sale of our common stock.
Revolving Credit Facility
The Company has maintained a revolving line of credit facility with a major commercial banking institution. In December 2007 the credit facility agreement was amended and the line was increased from $15.0 million to $25.0 million. The interest rate on the credit facility remained unchanged at Libor plus 1.30%. At December 31, 2008 the balance on the line of credit was $24.9 million with an effective interest rate of 2.5%, thereby leaving $55 thousand available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There are no and have been no events of default.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term obligations as of December 31, 2008. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 years
	(in thousands)
Long-term Debt(1)	$52,192	$37,192	$15,000	$—	$—
Operating leases	6,095	2,021	2,175	1,431	468
Capital Leases	438	148	215	75	—

Total	$58,725	$39,361	$17,390	$1,506	$468

(1)	Includes interest imputed at the rate of 4% for the February 2004 LifeLink acquisition and represents the effective rate as of the date of acquisition.
Off Balance Sheet Transactions
We do not engage in off-balance sheet financing activities.
Letters of Credit
Under terms of the July 2004 Heart acquisition agreement $1.4 million of the purchase consideration was to payable by the Company under stand-by letters of credit issued by the Company’s lender against the Company’s revolving line of credit and payable in three equal annual installments on each of the first, second and third anniversaries of the closing of the Heart asset acquisition. In July 2007 the last and final installment payment of $570 thousand was made.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following are recently issued accounting pronouncements that are pertinent to the Company’s business:
•
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations,” and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 31, 2008. The Company will adopt SFAS 141R during the 1st quarter of 2009 and is currently assessing the impact that this pronouncement will have on our financial statements.

•
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The Company has currently chosen not to elect the fair value option as permitted by SFAS 159 which provides entities with the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 during the 1st quarter of 2008 and it did not have a material impact on our financial statements.

•
In September 2007 the Emerging Issues Task Force of the Financial Accounting Standards Board issued consensus guidance on Issue No. 07-5 Determining Whether an Instrument is Indexed to an Entity’s Own Stock (“EITF 07-5”). The Task Force in reaching conclusions on the relevant issues incorporated in EITF 07-5 determined that (a) contingent exercise provisions do not prelude an instrument from being indexed to an entity’s stock; and, (b) an entity must presume the occurrence of contingent condition when evaluating whether an instrument is indexed to its own stock. The Company adopted the provisions of EITF 07-5 during the 4th quarter of 2007 and it did not have a material impact on our financial statements.

•
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Positions 157-2 (As Amended) the Company is deferring the application of SFAS 157 to the 1st quarter of 2009 for nonfinancial assets and nonfinancial liabilities, and is currently assessing the impact that this pronouncement will have on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and therefore we consider revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement.
We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition (SOP 97-2),” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), individual contractual deliverables are accounted for separately if (a) the delivered items has value to the customer on a stand-alone basis;(b) there is vendor-specific objective and reliable evidence (“VSOE”) of the fair value of the undelivered items; and, (c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially in our control. Software development arrangements involving significant customization, modification or production are accounted for in accordance with Statement of Position 81-1, “Accounting for Performance on Construction-Type and Certain Production-Type Contracts, (SOP 81-1)” using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.
The Company begins to recognize revenue from license fees for its application software products upon delivery and the customer’s acceptance of the software implementation and customizations if applicable. Revenue from third party software is derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SAB 104. ASP transaction services fee revenue is recognized as the transactions occur and generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period.
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
In analyzing goodwill for potential impairment, we use projections of future discounted cash flows to determine each reporting unit’s fair value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2008, 2007 and 2006, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes (SFAS 109).” As part of the process of preparing our Consolidated Financial Statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income in the years in which those temporary differences are expected to be recovered or settled, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In this regard a valuation allowance is currently set against our accumulated domestic net operating loss carryforwards because we believe it is more likely than not that this deferred tax asset may not be realizable due to uncertainty as future taxable income and the lack of feasible tax-planning strategies. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, valuation allowance, and estimated future taxable income. The Company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently re-invested.
We currently maintain a full valuation allowance against the Company’s accumulated domestic net operating loss carryforwards because management believes it is more likely than not that this deferred tax asset may not be realizable due to uncertainty as to the generation of future taxable income in the United States and the lack of feasible tax-planning strategies.
Effective January 2007 the Company adopted the Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. The Company adopted FIN 48 during 2007 and as a result recognized a $566 thousand liability for unrecognized tax benefits of which $455 thousand was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s’ functional currency is included in the determination of net income.
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2008, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share data)
Year Ended December 31, 2008
Total revenues	$16,639	$17,803	$20,168	$20,142
Gross Profit	13,703	14,578	16,228	16,083
Operating income	6,143	6,905	8,119	8,097
Net income	5,670	6,336	7,398	7,910

Net income per common share:
Basic	$0.55	$0.65	$0.77	$0.80
Diluted	$0.47	$0.54	$0.62	$0.66

Year Ended December 31, 2007
Total revenues	$9,018	$9,816	$11,807	$12,201
Gross Profit	7,452	8,098	9,966	10,211
Operating income	2,238	2,298	3,712	4,553
Net income	1,962	2,513	3,693	4,498

Net income per common share:
Basic	$0.23	$0.28	$0.38	$0.45
Diluted	$0.20	$0.25	$0.33	$0.40

Year Ended December 31, 2006
Total revenues	$5,650	$7,029	$7,296	$9,278
Gross Profit	4,319	5,670	5,816	7,532
Operating income	1,182	1,507	1,824	2,199
Net income	1,135	1,498	1,659	1,673

Net income per common share:
Basic	$0.14	$0.18	$0.20	$0.20
Diluted	$0.12	$0.16	$0.18	$0.18

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Most of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2008, 2007, and 2006 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain(loss) of $(15.1) million, $1.8 million, and $462 thousand respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.9 million, $122 thousand and $70 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2008 the Company had $52.2 million of outstanding debt obligations which consisted of a $25.0 million balance on our revolving line of credit, the $11.5 million and $15.0 million convertible promissory notes with Whitebox VSC, Ltd., and a $500 thousand million on the note payable in connection with the 2003 acquisition of EbixLife, and a $250 thousand balance on the note payable to AON in connection with the 2008 acquisition of Confirmnet. The Whitebox convertible note’s interest rate is fixed at 2.5% and the EbixLife note is non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and stood at 2.5% at December 31, 2008. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $134 thousand and $171 thousand for the years ending December 31, 2008 and 2007 respectively. The Company’s average cash balances during 2008 were $10.1 million and its existing cash balances as of December 31, 2008 was $9.5 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $91 thousand and $57 thousand for the years ended December 31, 2008 and 2007 respectively.
The Company does not currently use any derivative financial instruments.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The Board of Directors and Stockholders of Ebix, Inc.:

We have audited the accompanying consolidated balance sheet of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. We have also audited the accompanying consolidated financial statement schedule for the year ended December 31, 2008 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ Cherry, Bekaert & Holland LLP

Atlanta, Georgia
March 30, 2009

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheet of Ebix, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the 2007 financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
As disclosed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.
/s/ Habif, Arogeti & Wynne LLP
Atlanta, Georgia
March 28, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ebix, Inc.
Atlanta, GA
We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Ebix, Inc. for the year ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Ebix, Inc. and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule for 2006, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman
Chicago, Illinois
April 9, 2007

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Operating revenue:	$74,752	$42,841	$29,253
Operating expenses:
Costs of services provided	14,161	7,114	5,916
Product development	8,962	7,609	5,234
Sales and marketing	4,344	4,116	3,002
General and administrative	14,715	8,602	6,594
Amortization and depreciation	3,306	2,599	1,795

Total operating expenses	45,488	30,040	22,541

Operating income	29,264	12,801	6,712
Interest income	475	509	248
Interest expense	(1,626)	(358)	(309)
Foreign exchange gain (loss)	586	247	(6)

Income before income taxes	28,699	13,199	6,645
Income tax provision	(1,385)	(533)	(680)

Net income	27,314	12,666	$5,965

Basic earnings per common share	$2.78	$1.36	$0.72
Diluted earnings per common share	$2.28	$1.20	$0.63
Basic weighted average shares outstanding	9,838	9,306	8,304
Diluted weighted average shares outstanding	12,260	10,535	9,411
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,475	$48,437
Short-term investments	1,536	1,029
Trade accounts receivable, less allowances of $453 and $155 respectively	13,562	8,809
Other current assets	951	1,130

Total current assets	25,524	59,405

Property and equipment, net	3,774	3,356
Goodwill	88,488	36,408
Intangibles, net	10,235	7,318
Indefinite-lived intangibles	11,589	—
Other assets	1,557	2,023

Total assets	$141,167	$108,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,245	$2,231
Accrued payroll and related benefits	2,709	1,517
Short term debt	24,945	15,650
Current portion of convertible debt	11,518	—
Current portion of long term debt and capital lease obligation	912	510
Deferred revenue	5,383	4,960
Other current liabilities	142	149

Total current liabilities	53,854	25,017

Convertible debt	15,000	20,000
Other long term debt and capital lease obligation, less current portion	290	486
Other liabilities	941	1,477
Deferred revenue	330	685
Deferred rent	610	719

Total liabilities	71,025	48,384

Commitments and Contingencies, Note 8

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,006,455 issued and 9,946,710 outstanding at December 31, 2008 and 10,218,702 issued and 10,192,032 outstanding at December 31, 2007	981	337
Additional paid-in capital	111,641	114,771
Treasury stock (59,745 and 26,670 shares repurchased as of December 31, 2008 and December 31, 2007 respectively)	(1,178)	(149)
Accumulated deficit	(30,199)	(57,513)
Accumulated other comprehensive income (loss)	(11,103)	2,680

Total stockholders’ equity	70,142	60,126

Total liabilities and stockholders’ equity	$141,167	$108,510

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

								Accumulated
			Common Stock					Other
			Treasury		Additional			Comprehensive
	Issued		Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income
	(In thousands, except share amounts)
Balance, December 31, 2005	8,221,548	$274	—	—	$92,824	$(285)	$(75,689)	$377	$17,501
Net income							5,965	—	5,965	$5,965
Cumulative translation adjustment	—	—			—	—	—	462	462	462

Comprehensive income										$6,427

Effect of SFAS No. 123(R)	—				(285)	285	—	—	—
Reclass of stock guarantee	—				1,327	—	—	—	1,327
Exercise of stock options	317,406	11			768	—	—	—	779
Restricted stock compensation	32,580	1			133	—	—	—	134
Repurchase of treasury stock	—		(26,670)	(149)	—	—	—	—	(149)
Compensation related to the vesting of stock options	—	—	—	—	147	—	—	—	147

Balance, December 31, 2006 (as previously reported)	8,571,534	$286	(26,670)	$(149)	$94,914	$—	$(69,724)	$839	$26,166
Cumulative effect of adopting FIN 48	—	—	—	—	—	—	(455)	—	(455)

Balance, January 1, 2007 (revised)	8,571,534	$286	(26,670)	$(149)	$94,914	$—	$(70,179)	$839	$25,711
Net income							12,666		12,666	$$12,666
Cumulative translation adjustment								1,841	1,841	1,841

Comprehensive income										$14,507

Proceeds from issuance of common stock (net of issuance costs)	1,490,766	48			18,895				18,943
Exercise of stock options	123,399	3			641				644
Restricted stock compensation	33,003				153				153
Compensation related to the vesting of stock options					168				168
Balance, December 31, 2007	10,218,702	337	(26,670)	$(149)	$114,771	$—	$(57,513)	$2,680	$60,126
Net income							27,314		27,314	$$27,314
Cumulative translation adjustment								(15,108)	(15,108)	(15,108)

Comprehensive income									—	$12,206

Proceeds from issuance of common stock (net of issuance costs)	510,000	17			12,502				12,519
Exercise of stock options	102,819	4			1,236				1,240
Restricted stock compensation	66,855				591				591
Compensation related to the vesting of stock options					107				107
Repurchase of common stock	(1,210,500)	(41)	(33,075)	(1,029)	(24,216)				(25,286)
Conversion of principal and interest on Convertible promissory notes	405,897	29			8,610				8,639
Effect 3-1 stock split		635			(635)				—
Other	(87,318)				(1,325)			1,325	—

Balance, December 31, 2008	10,006,455	981	(59,745)	$(1,178)	$111,641	$—	$(30,199)	$(11,103)	$70,142

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$27,314	$12,666	$5,965
Cumulative effect of adoption of FIN 48	—	(455)	—
Adjustments to reconcile net income before cumulative effect of the adoption of FIN 48 to cash provided by (used in) operating activities:
Depreciation and amortization	3,306	2,599	1,795
Provision for doubtful accounts	298	121	25
Provision for deferred taxes	(1,846)	—	—
Share-based compensation	698	317	281
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(163)	(803)	(3,655)
Other assets	737	(1,952)	(357)
Accounts payable and accrued expenses	(1,284)	377	(277)
Accrued payroll and related benefits	84	(32)	(304)
Deferred rent	(109)	568	225
Other liabilities	60	1,491	—
Deferred revenue	(2,270)	142	677

Net cash provided by operating activities	26,825	15,039	4,375

Cash flows from investing activities:
Investment in Finetre, net of cash acquired	—	(15)	(12,042)
Investment in Infinity, net of cash acquired	(500)	(2,870)	(3,049)
Investment in IDS, net of cash acquired	—	(11,253)	—
Investment in Telstra, net of cash acquired	(42,942)	—	—
Investment in Periculum, net of cash acquired	(1,067)	—	—
Investment in Acclamation, net of cash acquired	(21,388)	—	—
Investment in Confirmnet, net of cash acquired	(7,294)	—	—
Purchases/maturities of marketable securities, net	(507)	280	(267)
Capital expenditures	(615)	(1,754)	(537)

Net cash used in investing activities	(74,313)	(15,612)	(15,895)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	12,519	18,945	—
Proceeds from line of credit	9,295	16,400	11,000
Proceeds from the issuance of convertible debt	15,000	20,000	—
Payments to acquire treasury stock	(1,029)	—	—
Payments on line of credit	—	(10,750)	(1,000)
Repurchase of common stock	(24,246)	—	(149)
Payments of long term debt	(500)	(966)	(873)
Payments for capital lease obligations	(3)	(3)	12
Proceeds from exercise of common stock options	1,239	646	779

Net cash provided by financing activities	12,275	44,272	9,769

Effect of foreign exchange rates on cash and cash equivalents	(3,749)	1,034	(236)

Net change in cash and cash equivalents	(38,962)	44,733	(1,987)
Cash and cash equivalents at the beginning of the year	48,437	3,704	5,691

Cash and cash equivalents at the end of the year	$9,475	$48,437	$3,704

Supplemental disclosures of cash flow information:
Interest paid	$1,370	$386	$187
Income taxes paid	806	7	524
Supplemental schedule of noncash financing activities:
During the year ended December 31, 2008 the holder of the convertible notes, Whitebox VSC, Ltd., converted $8.6 million of principal and accrued interest into 405,897 shares of the Company’s common stock.
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company) provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in the insurance and financial industries. Products include carrier systems, agency systems, and data exchanges and feature fully customizable and scalable software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also operates in five other countries including Australia, New Zealand, Singapore, UK and India. International revenue accounted for 35%, 27% and 36% of total revenue in 2008, 2007 and 2006, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2008 and 2007.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2008	2007
Carrier Systems	$11,314	$10,844
Exchanges	$42,711	$19,709
BPO	$8,380	$1,250
Broker Systems	$12,347	$11,038

Totals	$74,752	$42,841

Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of Ebix, Inc. and its wholly-owned subsidiaries (Ebix, or “The Company”) which include:
Ebix International, Inc.
Ebix Australia Pty, Ltd.
EbixExchange Pty, LTd
Ebix Insurance Agency, Inc.
Ebix New Zealand and New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Software India Private Limited
Ebix Software SEZ Ltd
EIH Holdings KB and AB
EbixLife, Inc.
Finetre Corporation
Ebix BPO, Inc.
The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, and the provision for income taxes. Actual results may be materially different from those estimates.
Reclassification—In 2008 and for all years reported, the Company has reclassified and separately presented in the accompanying consolidated balance sheet and statement of cash flows its investments in and cash flows associated with short-term investments in certificates of deposit placed with its commercial bank in India. These certificates of deposit have maturities in a ninety day to one year range. The aggregate amount of these short-term investments was $1.5 million and $1.0 million at December 31, 2008 and 2007, respectively, and the net cash inflows (outflows) arising from these investments was $(507) thousand, $280 thousand, and $(267) thousand for the years of 2008, 2007 and 2006 respectively.
Segment Reporting—Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, established reporting standards for companies operating in more than one business segment. Since the Company, from the perspective of its chief operating decision maker, resources are allocated and business performance is assessed as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures required by SFAS No. 131 are included in Note 11.
Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost, which approximates fair value. The Company does maintain cash balances in banking institutions in excess of federally insured amounts and therefore is exposed to the related potential credit risk associated with such cash deposits.
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value at December 31, 2008 and 2007. The carrying value of our short-term investments was $1.5 million and $1.0 million at December 31, 2008 and 2007 respectively
Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit and letters of credit is a reasonable estimate of their fair value due to the short maturity of these items and/or their fluctuating interest rates.
Revenue Recognition and Deferred Revenue—We derive our revenue primarily from two sources: (1) professional and support services, which includes revenue derived from software development projects and associated fees for consulting, implementation, training, and project management provided to the Company’s customers with installed systems, subscription and transaction fees related to data exchange services and services delivered on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, and business process outsourcing revenue, and (2) software revenue, which includes the licensing of proprietary and third-party software.

The Company considers revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. Revenue is recorded net of sales tax, as these taxes are recognized as a liability upon billing.
We apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9)” to all transactions involving the license of software where the software deliverables are considered more than incidental to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the revenue recognition for the deliverables within the arrangement are governed by any “higher level authoritative literature” (as defined in EITF 00-21). EITF 00-21 recognizes arrangements that qualify for treatment under SOP 97-2 and certain arrangements that qualify for contract accounting (i.e. Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts, “SOP 81-1”) as falling under the definition of higher level authoritative literature. In regards to arrangements containing multiple performance elements, revenue recognition on delivered elements is predicated upon the establishment of vendor-specific objective evidence (VSOE) of the fair value for the undelivered elements and applying the residual method of SOP 98-9 and EITF 00-21 if necessary. Fair value is determined for each undelivered element based on the price the Company charges when the item is sold separately.
Data exchange processing and ASP transaction services fee revenue is recognized as the transactions occur and generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period.
Software development arrangements involving significant customization, modification or production are accounted for in accordance with SOP 81-1 using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.
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

In contracts that contain first year maintenance bundled with software fees, unbundling of maintenance is based on the price charged for renewal maintenance. Revenue for maintenance and support services are recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.
Deferred revenue includes maintenance and support payments or billings that have been received or recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; and amounts received under multiple element arrangements in which the VSOE for the undelivered elements does not exist. In these instances revenue is recognized when the VSOE for the undelivered elements is established or when all contractual elements have been completed and delivered. Approximately $2.7 million and $1.6 million of deferred revenue was also included in accounts receivable at December 31, 2008 and 2007 respectively.
Allowance for Doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $298 thousand and $121 thousand during the twelve months ended December 31, 2008 and 2007, respectively.
Costs of Services Provided—Costs of services provided consist of data processing costs, customer support costs including personnel costs to maintain our proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Depreciation expense is not included in costs of services provided.
General and Administrative Expenses—General and administrative expenses consist primarily of personnel related costs, facility costs, and fees for professional and consulting services.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year. In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit’s estimated fair value exceeds its carrying value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. The Company performed the annual impairment assessment, as required by SFAS No. 142 as of September 30, 2008 and it was determined that the recorded goodwill was not impaired. No impairment of goodwill was indicated based on the updated analysis.
During 2008 the Company recorded $58.3 million of goodwill in connection with the acquisitions of Telstra, Periculum, Acclamation, and ConfirmNet. During 2007 $9.6 million of goodwill was recorded in connection with the IDS acquisition.

Changes in the carrying amount of goodwill for the year ended December 31, 2008 and December 31, 2007 are as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)
Beginning Balance	$36,408	$23,118
Additions	59,822	12,530
Foreign currency translation adjustments	(7,742)	760

Ending Balance	$88,488	$36,408

The Company’s indefinite-lived asset is associated with the estimated fair value of the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. In connection with the acquisition of Telstra an indefinite-lived asset in the amount of $14.7 million was recorded.
Purchased Intangible Assets—Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of customer relationships, developed technology, trademarks acquired through synergistic combination of the business that we acquire in the U.S. and foreign countries in which operate. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(yrs)
Customer relationships	4-20
Developed technology	3-7
Trademarks	5-10

Intangible assets for the year ended December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Intangible assets:
Customer relationships	$11,373	$7,170
Developed technology	4,762	4,103
Trademarks	656	706
Backlog	140	140

Total intangibles	16,931	12,119
Accumulated amortization	(6,696)	(4,801)

Intangibles, net	$10,235	$7,318

Indefinite-lived intangibles:
Customer/territorial relationships	$11,589	—
Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to SFAS 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
Effective January of 2007 the Company adopted the Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%.
Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary’s functional currency is included in the determination of net income.

Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $413 thousand, $207 thousand and $326 thousand in 2008, 2007 and 2006, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.
Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and depreciated over the expected life remaining life of the related asset. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the Company’s accounts. Fixed assets acquired in acquisitions are recorded at fair value. The estimated useful lives applied by the Company for property and equipment are as follows:

Life
Asset Category	(yrs)
Computer equipment	5
Computer software	3-5
Furniture, fixtures and other	7
Buildings	30
Leasehold improvements	Life of the lease
Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations, and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R during the 1st quarter of 2009. There is no impact on these financial statements since SFAS 141R has prospective application to future business combinations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The Company has currently chosen not to elect the fair value option as permitted by SFAS 159 which provides entities with the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 during the 1st quarter of 2008 and it did not have a material impact on our financial statements.
In September 2007 the Emerging Issues Task Force of the Financial Accounting Standards Board issued consensus guidance on Issue No. 07-5 Determining Whether an Instrument is Indexed to an Entity’s Own Stock (“EITF 07-5”). The Task Force in reaching conclusions on the relevant issues incorporated in EITF 07-5 determined that (a) contingent exercise provisions do not prelude an instrument from being indexed to an entity’s stock; and, (b) an entity must presume the occurrence of contingent condition when evaluating whether an instrument is indexed to its own stock. The Company adopted the provisions of EITF 07-5 during the 4th quarter of 2007 and it did not have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Position 157-2 (As Amended) the Company is deferring the application of SFAS 157 to the 1st quarter of 2009 for nonfinancial assets and nonfinancial liabilities, and is currently assessing the impact that this prouncement will have on our financial statements.

Note 2: Share Based Compensation
Non-employee Stock Compensation—The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123(R), Stock Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services. SFAS No. 123(R) establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.
Stock Options—At December 31, 2008, the Company had two share-based compensation plans. No stock options were granted to employees during 2008, 2007, or 2006; however, options were granted to Directors in 2008 and 2006 (no options were granted to Directors during 2007). Stock compensation expense of $107 thousand, $168 thousand, and $147 thousand was recognized during the year ending December 31, 2008, 2007, and 2006 respectively on outstanding and unvested options.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, applying the modified prospective method. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 included the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, and (2) all share-based payments granted subsequent to December 31, 2005, was based on the grant-date fair value estimated using the Black-Scholes option-pricing model. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.
The fair value of options granted during the twelve months ended 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of a stock options granted in the periods presented:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Weighted average fair values of stock options granted	$21.38	$ N/A	$20.98
Expected volatility	51.4%	N/A	110%
Expected dividends	—	N/A	None
Weighted average risk-free interest rate	2.58%	N/A	4.78%
Expected life of stock options	3.5 years	N/A	6 years

A summary of stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate Intrinsic
	Within Plans	Outside Plan	Exercise Price	Term (Years)	Value
					(in thousands)
Outstanding at December 31, 2005	1,965,111	92,625	$3.96	6.32	$5,405
Granted	27,000	—	$6.99
Exercised	(311,406)	(6,000)	$2.45
Canceled	(43,143)	—	$12.17
Moved to within Plan	75,000	(75,000)	$—

Outstanding at December 31, 2006	1,712,562	11,625	$4.14	5.38	$8,929

Granted	—	—	$—
Exercised	(119,649)	(3,750)	$5.23
Canceled	(10,344)	—	$16.27
Moved to within Plan	375	(375)	$—

Outstanding at December 31, 2007	1,582,944	7,500	$3.97	4.46	$32,480

Granted	90,000	—	$21.38
Exercised	(100,008)	(2,811)	$12.02
Canceled	—	(2,814)	$17.23

Outstanding at December 31, 2008	1,572,936	1,875	$4.42	3.71	$30,680

Exercisable at December 31, 2008	1,482,936	1,875	$3.39	3.71	$30,453

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $1.9 million, $1.3 million and $1.7 million, respectively. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $1.2 million, $641 thousand and $768 thousand in 2008, 2007, and 2006, respectively.
The outstanding options in the table above include 75,000 options to purchase the Company’s common stock which were granted to Rahul Raina, the brother of the Chief Executive Officer, in connection with his employment with the Company. These options had originally been granted with an exercise price below market. In December 2006 these options were amended and the exercise price was increased from $0.95 per share to $2.23 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. This option grant was valued using the Black-Scholes option-pricing model. The Company recognized no compensation expense and approximately $28 thousand in compensation expense related to these options during the twelve months December 31, 2008 and 2007, respectively.
On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 4,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share equal to the market value of a share of common stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant.
At December 31, 2008 there exists 1,875 fully vested non statutory incentive stock options granted to individuals that were not employees, officers or directors of the Company.
Restricted Stock—During 2008, the Compensation Committee approved and the Company granted an award of 66,852 shares of restricted stock to certain key employees of the Company pursuant to the 2006 incentive compensation program (the “2006 Program”). The aggregate value of these awards was $1.9 million, as determined by multiplying the number of shares times the market price on the date of grant. The Company recognized compensation expense of $383 thousand related to these shares during the year ended December 31, 2008.
During 2007, the Compensation Committee approved and the Company granted an award of 33,003 shares of restricted stock to certain key employees of the Company pursuant to the 2006 Program. The aggregate value of these awards was $417 thousand, as determined by multiplying the number of shares times the market price on the date of grant. The Company recognized compensation expense of $139 thousand and $65 thousand related to these shares during the year ended December 31, 2008 and 2007, respectively.

During 2006, the Compensation Committee approved and the Company granted an award of 32,582 shares of restricted stock to certain key employees of the Company pursuant to the 2006 Program. The aggregate value of these awards was $215 thousand, as determined by multiplying the number of shares times the market price on the date of grant. The Company recognized compensation expense of $55 thousand, $55 thousand, and $100 thousand related to these shares during the year ended December 31 2008, 2007, and 2006 respectively
Pursuant to these restricted stock agreements, the restricted stock vests in three equal annual installments. The restricted stock also vests with respect to any unvested shares upon the applicable officer’s death, disability or retirement, the Company’s termination of the officer other than for cause or a change in control of the Company. Mr. Baum’s restricted stock fully vested upon his retirement effective December 31, 2006.
As of December 31, 2008 the Company has 1,177,872 shares of common stock reserved for stock option and restricted stock grants.
Note 3: Earnings per share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented on the consolidated statements of income have been adjusted to reflect the retroactive effect of the Company’s 3-for-1 stock split dated October 9, 2009 (see Note 20 for further explanation). Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2008 there were 361,872 shares potentially issuable with respect to stock options which could dilute EPS in the future but which was excluded from the diluted EPS calculation because presently their effect is anti-dilutive.
To calculate diluted earnings per share, interest related to convertible debt of $634 thousand, $18 thousand, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively was added back to net income.

	For the year ended
	December 31,
	2008	2007	2006
Basic Wtd. Ave. Shares Outstanding	9,838,061	9,305,616	8,304,015

Incremental Shares	2,422,058	1,229,052	1,107,420

Diluted Shares Outstanding	12,260,119	10,534,668	9,411,435

Note 4: Property and Equipment:
Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Computer equipment	$3,698	$2,625
Buildings	451	537
Land	100	125
Leasehold improvements	1,387	1,374
Furniture, fixtures and other	2,090	1,885

	7,726	6,546
Less accumulated depreciation and amortization	(3,952)	(3,190)

	$3,774	$3,356

Depreciation expense was $1.0 million, $719 thousand, and $524 thousand in 2008, 2007 and 2006, respectively.
Note 5: Line of Credit and Letters of Credit
Bank Line of Credit—The Company’s short term debt consists of a revolving line of credit facility with LaSalle Bank N.A. The line provides for a variable interest rate tied to LIBOR, is secured by a first security interest in substantially all of the Company’s assets, and expires in December 2009. The underling loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.
During 2008 the Company borrowed $9.3 million on the line. As of December 31, 2008 the outstanding balance on the line was $25.0 million and carried an interest rate of 2.5%.
In December 2007 the Company entered into an amendment to the credit agreement, which increased the line to $25 million. The interest rate remained unchanged at LIBOR + 1.3%. This increase to the line of credit was further secured by the Company’s pledge of the capital stock of Telstra eBusiness Services Pty Ltd (renamed to Ebix Exchange Australia). In September 2007 the maturity date on this note was extended for one year, the line was increased to $15 million and the interest rate was decreased to LIBOR + 1.30%. During 2007 the Company borrowed $16.4 million and repaid $10.8 million on the line of credit. At December 31, 2007 the outstanding balance on the line was $15.7 million and carried an interest rate of 5.9%.
Letters of Credit—Under terms of the lease agreement for our office space in Herndon, Virginia, the Company was required to maintain a stand-by letter credit in the amount of $150 thousand. The amount was automatically reduced to $30 thousand upon occupancy in November 2007.

Note 6: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2008 and December 31, 2007, consisted of the following:

	2008	2007
	(In thousands)
Trade accounts payable	$1,352	$891
Accrued professional fees	51	68
Acquisition earnout payable	4,049	—
Income taxes payable	2,017	—
Sales taxes payable	416	—
Other accrued liabilities	360	1,272

Total	$8,245	$2,231

Note 7: Income Taxes
Income before income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)
Domestic	$7,921	$12,823	$5,162
Foreign	20,778	376	1,483

Total	$28,699	$13,199	$6,645

The income tax provision consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$172	$160	$144
State	397	58	114
Foreign	2,962	530	422

	3,531	748	680

Deferred:
Federal	(611)	(186)	—
State	(69)	(29)	—
Foreign	(1,466)	—	—

	(2,146)	(215)	—

Total provision for income taxes	$1,385	$533	$680

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(9.8)%	(33.1)%	(23.0)%
Tax impact of foreign subsidiaries	(20.3)%	1.0%	(3.2)%
State income taxes, net of federal benefit	1.4%	0.8%	1.1%
Uncertain tax matters	1.2%	0.8%	—%
Permanent differences	(0.8)%	0.5%	1.3%
Other	(0.9)%	—%	—%

Effective rate	4.8%	4.0%	10.2%

Our deferred income tax assets and liabilities at December 31, 2008 and 2007, are included in other assets and liabilities in the accompanying Consolidated Balance Sheets as follows:

	2008	2007
	(In thousands)
Current deferred income tax assets, net	$197	$40
Long-term deferred income tax assets, net	3,900	1,661

Total deferred income tax assets	4,097	1,701
Current deferred income tax liabilities	(83)	(40)
Long-term deferred income tax liabilities	(2,877)	(1,446)

Net deferred income tax asset	$1,137	$215

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$116	$—	$595	$—
Share-based compensation	213	—	—	—
Accruals and prepaids	1,095	188	143	84
Bad debts	193	—	55	—
Installment sale	—		746	—
Acquired intangible assets	710	2,767	—	1,402
Net operating loss carryforwards	15,693	—	5,445	—
Tax credit carryforwards	1,754	—	39	—

	19,744	2,955	7,023	1,486
Valuation allowance	(15,682)	—	(5,322)	—

Total deferred taxes	$4,092	$2,955	$1,701	$1,486
A full valuation allowance currently exists against the Company’s accumulated domestic net operating loss carryforwards because of uncertainty as to the expectation of future taxable income in the United States. The impact of the valuation allowance and the effective tax rate is shown net of the effect of utilized and expiring net operating loss carry forwards. Changes in the valuation allowance could have a material impact on the Company’s future effective tax rate.

At December 31, 2008, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of $42.9 million (net of the $9.3 million utilized to reduce the current year’s taxable income), which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire in each year 2009 through 2020.
Currently, in India the Company’s local taxable income, other than passive interest and rental income, is subject to a tax holiday. The tax holiday is scheduled to expire in 2010. This tax holiday had the effect of reducing income tax expense by $4.4 million and improving diluted EPS by $0.36 per common share. In 2008 the Company’s operations in India are also subject to the 11.33% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions is carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions, for which the current income tax rate is 33.99%. For the year ended December 31, 2008 the Company was required to pay $1.2 million in MAT. Accordingly, a long-term deferred tax asset in the amount of $1.2 million has been recognized on the Company’s balance sheet.
Goodwill related to asset acquisitions are deductible for tax purposes but are not deductible for financial reporting purposes, except to the extent there is an impairment of goodwill. Included in deferred tax liabilities is the tax effect of the amortization of goodwill for tax purposes.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2005 due to the expiration of the statue of limitations.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 “FIN 48.” As a result of the implementation of FIN 48 the Company recognized a $566 thousand liability for unrecognized tax benefits of which $455 thousand was accounted for as a reduction to the January 1, 2007, balance of retained earnings. This liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$566

Additions for tax positions related to current year	$396
Additions for tax positions of prior years	$218
Reductions for tax position of prior years	$(266)

Balance at December 31, 2008	$914
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2008 approximately $214 thousand in interest and penalties is included in accounts payable and accrued liabilities on the Company’s balance sheet.

Note 8: Commitments and Contingencies:
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2008 and 2007, respectively.
Commitments for minimum rentals under non-cancellable leases as of December 31, 2008 were as follows:

Year	Capital Leases	Operating Leases
	(In thousands)
2009	$170	$2,021
2010	149	1,294
2011	102	881
2012	67	785
2013	24	646
Thereafter	—	468

Total minimum lease commitments	$512	$6,095

Less: sublease income	—	(276)

Net lease payments	$512	$5,819

Less: amount representing interest	(74)

Present value of obligations under capital leases	$438
Less: current portion	(148)

Long-term obligations under capital leases	$290

Rental expense for office facilities and certain equipment subject to operating leases for 2008, 2007 and 2006 was $2.3 million, $1.9 million, and $1.2 million, respectively.
In 2008, sublease income was $175 thousand. In 2007 sublease income was $258 thousand. In 2006 sublease income was $64 thousand.
Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2008, the amount accrued on the Company’s consolidated balance sheet was $127 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2009, is $1.2 million.
Note 9: Cash Option Profit Sharing Plan and Trust:
The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $161 thousand, $130 thousand, and $86 thousand for the years ending December 31, 2008, 2007, 2006 respectively.
Note 10: Sale of Unregistered Common Stock
On April 18, 2008, we entered into a share purchase agreement pursuant to which Fisher Funds Management, acquired 60,000 shares of our unregistered common stock at $24.58 per share, for an aggregate offering price of approximately $1.5 million. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On April 7, 2008, we entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 330,000 shares of our unregistered common stock at $24.29 per share, for an aggregate offering price of approximately $8.0 million. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On April 2, 2008, we entered into a share purchase agreement pursuant to which Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 120,000 shares of our unregistered common stock at $25.23 per share, for an aggregate offering price of approximately $3.0 million. Mr. Rolf Herter, a director of the Rennes Foundation, is a Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.

On December 20, 2007 the Company entered into a share purchase agreement (the “Share Purchase Agreements”) to sell 60,000 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $1.17 million to The Morris M. Ostin 2006 Annuity Trust, an “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On December 13, 2007 the Company entered into a share purchase agreement (the “Share Purchase Agreements”) to sell 115,386 shares and 115,383 shares of our unregistered common stock at $19.50 per share and for an aggregate offering price of $4.5 million to The Lebowitz Family Trust and Daniel M. Gottlieb, respectively, both “accredited investors” within the meaning of Rule 501 of Regulation D. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On June 1, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell 1,200,000 shares (the “Shares”) of unregistered common stock at $11.08 per share to Luxor Capital Partners, LP, a Delaware limited partnership, and Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company. The purchase price represented a premium to the 30-day average closing price of Ebix common stock on the date of the sale. Under the terms of the Share Purchase Agreement, Luxor Capital Partners LP acquired 490,800 shares of the Company’s common stock in exchange for $5.4 million in cash and Luxor Capital Partners Offshore, Ltd. acquired 709,200 shares of the Company’s common stock in exchange for $7.9 million in cash, for an aggregate offering price of $13.3 million. As a result, at June 4, 2007, Luxor Capital Partners, LP owned approximately 5% of the Company’s outstanding common stock and Luxor Capital Partners Offshore, Ltd. owned approximately 7% of the Company’s outstanding common stock. Pursuant to the Share Purchase Agreement, Ebix was obligated to file with the SEC a registration statement, for the underlying shares of our common stock and to use our reasonable best efforts to cause the SEC to declare the registration statement effective, and take such action that is necessary to keep the registration statement effective. During the third quarter of 2007, while the company was clearing comments received from the Securities and Exchange Commission on the subject Form S-1 registration statement, the purchaser requested an additional 300,000 purchased shares be included in this filing. The respective Form S-1 registration statement was declared effective by the Securities and Exchange Commission on December 10, 2007.
The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. All purchasers involved in these sales are “accredited investors”, as such term is defined in Rule 501 of Regulation D.

Note 11: Geographic Information:
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. In accordance with SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands):
Year ended December 31, 2008

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$48,340	$23,580	$922	$—	$1,910	$74,752
Fixed assets	$2,553	$421	$28	$734	$38	$3,774
Goodwill	$60,680	$27,808	$—	$—	$—	$88,488
Intangible assets	$8,059	$13,765	—	—	$—	$21,824
Headcount	308	63	9	251	6	637
Year ended December 31, 2007

	North	Australia/
	America	New Zealand	India	Singapore	Total
Revenue	$31,474	$9,480	$48	$1,839	$42,841
Fixed assets	$2,231	$215	$870	$40	$3,356
Goodwill	$29,056	$7,352	$—	$—	$36,408
Intangible assets	$6,997	$321	$—	$—	$7,318
Headcount	218	43	124	6	391
Year ended December 31, 2006

	North	Australia/
	America	New Zealand	India	Singapore	Total
Revenue	$18,686	$8,270	$23	$2,274	$29,253
Fixed assets	$1,213	$220	$709	$41	$2,183
Goodwill	$16,526	$6,592	—	—	$23,118
Intangible assets	$7,267	$600	—	—	$7,867
Note 12: Acquisitions
2008 Acquisitions
ConfirmNet Corporation—Effective November 1, 2008 Ebix acquired ConfirmNet Corporation (“ConfirmNet”) a provider of insurance certificate creation and tracking services. The Company paid ConfirmNet shareholders $7.36 million for all of ConfirmNet’s stock, and ConfirmNet shareholders earned an additional $3.1 million in additional which is payable in the first quarter of 2009 and retain the right to earn up to an additional $3.0 million at the one year anniversary date of the acquisition if certain revenue targets of the ConfirmNet division of Ebix are met. The results of operation for ConfirmNet, which is a component of our BPO channel, are included in the Company’s reported net income for the fourth quarter of 2008. Ebix financed this acquisition using available cash balances. The purchase price allocation for the ConfirmNet acquisition is not complete because the Company is in the process of developing a valuation of the respective identifiable intangible and tangible assets.

Acclamation Systems, Inc.—Effective August 1, 2008 Ebix acquired Acclamation Systems, Inc (“Acclamation”) a developer of supplier software and e-commerce solutions to the health insurance industry, effective August 1, 2008. The Company acquired all of the stock of Acclamation for a payment of $22 million in cash and additional future payments of up to $3 million over a two year period subsequent to the effective date of the acquisition if certain customer revenue targets for Ebix’s Health Benefits division are achieved. The Company also incurred approximately $85 thousand of costs primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of the proceeds from the issuance of convertible debt and available cash reserves. The operating results of Acclamation, which is a component of our Exchange channel, have been included in the Company’s reported net income beginning in the third quarter of 2008.
Periculum Services Group—Effective April 28, 2008 Ebix acquired Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services. The Company acquired all of the stock of Periculum for a payment of $1.1 million and additional future payments of up to $200 thousand at the one year anniversary date of the acquisition if certain customer retention and revenue targets for Periculum are achieved. Ebix financed this acquisition using available cash. The operating results of Periculum, which is a component of our BPO channel, have been included in the Company’s reported net income beginning in the second quarter of 2008. The purchase price allocation for the Periculum acquisition is not complete because the Company is in the process of developing a valuation of the respective identifiable intangible and tangible assets.
Telstra eBusiness Services—Effective January 2, 2008 Ebix acquired Telstra eBusiness Services (“Telstra”) an insurance exchange located in Melbourne, Australia. The Company purchased all of the stock of Telstra for a payment of Australian $50.0 million (US $43.9 million). Telstra was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. The Company also incurred approximately $368 thousand of expenses primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The operating results of Telstra have been included in the Company’s reported net income since the first quarter of 2008. The acquisition also gave rise to the elimination of certain personnel of Telstra and as a result and in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recognized a liability of $198 thousand related to this elimination of personnel that was undertaken as part of the final integration plan that was implemented immediately after the closing of the acquisition. The Company completed its purchase price allocation and the valuation of the respective acquired intangible assets with the assistance of independent third party valuation experts. As a result, the Company recognized an indefinite-life intangible and associated estimated fair value with respect to the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In summary the Company recorded an indefinite-life intangible asset with respect to the insurance carriers in the amount of $14.7 million, definite lived assets with respect to acquired customer relationships in the amount of $2.6 million (with an estimated useful life of 20 years), and acquired developed technology in the amount of $523 thousand (with an estimated useful life of 3 years).

2007 Acquisition
IDS Jenquest—Effective November 1, 2007, Ebix acquired IDS Jenquest (“IDS”) a provider of certificate of insurance tracking services. The Company paid IDS shareholders $11.25 million for substantially all of IDS’s stock. IDS shareholders retained the right to earn up to $1.0 million in additional payments over one year if certain revenue or operating income targets of the IDS division of Ebix were met. The earn-out of $1.0 million was achieved in the fourth quarter of 2008 and payment was remitted in the first quarter of 2009. The results of operation for IDS are included in the Company’s reported net income for the fourth quarter of 2007 and the year ended December 31, 2008.
The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates for those business combinations completed during 2008 and 2007:

	December 31,
(In thousands)	2008	2007
Current assets	$7,638	$432
Property and equipment	817	139
Intangible assets	5,809	1,283
Indefinite-lived intangibles	14,748	—
Goodwill	58,322	9,646

Total assets acquired	87,334	11,500
Less: liabilities assumed	(12,558)	(180)

Net assets acquired	$74,776	$11,320
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2008 and 2007:

	December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$4,885	15.0	$1,143	10.0
Developed technology	924	3.9	140	5.0

Total acquired intangible assets	$5,809	13.2	$1,283	9.5

Estimated aggregated future amortization expense for the intangible assets recorded as part of the Confirmnet, Acclamation, Periculum, Telstra, IDS, and other prior acquisitions is as follows:

Estimated Amortization Expenses:
For the year ended December 31, 2009	$1,984,000
For the year ended December 31, 2010	$1,888,000
For the year ended December 31, 2011	$1,194,000
For the year ended December 31, 2012	$904,000
For the year ended December 31, 2013	$854,000
For the years ending after December 31, 2013	$3,408,000
The Company recorded $2.3 million, $1.9 million, $1.3 million of amortization expense related to acquired intangible assets for the year ended December 31, 2008, 2007, and 2006, respectively.
Note 13: Pro Forma Financials (re: 2008 and 2007 acquisitions)
The following unaudited pro forma financial information for the years ended December 31, 2008 and December 31, 2007 presents the consolidated operations of the Company as if the ConfirmNet, Acclamation, Periculum, Telstra, and IDS acquisitions had been made on January 1, 2007, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and interest expense related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	As Reported	Pro Forma	As Reported	Pro Forma
	2008	2008	2007	2007
		(unaudited)		(unaudited)
	(In thousands)
Revenue	$74,752	$86,177	$42,841	$78,511
Net Income	$27,314	$28,687	$12,666	$17,525
Basic EPS	$2.78	$2.92	$1.36	$1.82
Diluted EPS	$2.28	$2.39	$1.20	$1.61
Note 14: Convertible Debt
The Company accounts for its convertible debt in accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.
On July 11, 2008, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $15.0 million, which amount is convertible into shares of Common Stock at a “Conversion Price” of $28.00 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum which is payable on an annual basis on July 11th of each year, each date of conversion (as to the principal amount being converted), and the maturity date. No warrants were issued with this convertible note. The note is payable in full at its maturity date of July 11, 2010. The proceeds of this note were used by the Company to partially finance the acquisition of Acclamation. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $28.00 per share, if the average price of the Company’s Common Stock on the trading market exceeds $56.00 for any consecutive 30 trading days.

On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox VSC, Ltd. in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a “Conversion Price” of $21.28 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum, payable on an annual basis on December 18th of each year, each date of conversion (as to the principal amount being converted) and the maturity date. No warrants were issued with this convertible note. The proceeds of this note were used by the Company to partially finance the acquisition of Telstra. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $21.28 per share, if the average price of the Company’s Common Stock on the trading market exceeds $42.67 for any consecutive 30 trading days. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC this registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009. During the year ended December 31, 2008 Whitebox converted $8.6 million of principal and accrued interest into 405,897 shares of the Company’s common stock.
Note 15: Long-term Debt
Long-term debt is a result of the EbixLife acquisition in February 2004 and represents a $2.5 million non-interest bearing note payable. The note is payable in annual installments of $500 thousand over five years. The Company has imputed interest on this debt of 4%. The final installments payment was made in February 2009.
Note 16: Repurchase of Common Stock from Brit
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the repurchase of 1,200,000 shares of the company’s common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $20.00 per share, for an aggregate purchase price of $24.0 million. As of March 20, 2009, Brit holds 785,089 shares of our common stock, representing approximately 7.79% of our outstanding stock. The Company financed this share repurchase using a combination of the proceeds of its April 2008 sales of common stock ( $11.0 million), cash on hand ($8.0 million) and additional borrowings under its line of credit ($5.0 million).
Note 17: Stock Repurchases
On June 2, 2006, the Board of Directors of Ebix, Inc. announced a share repurchase plan to acquire up to $1 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to purchase up to $1 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash. On March 21, 2008, the Board ratified an increase in the Company’s ability to repurchase its own current outstanding shares of common stock from an aggregate of $1 million to $5 million. Under the terms of the board’s authorization, Ebix retains the right to purchase up to $5 million in shares but does not have to repurchase this entire amount. All share re-purchases are made on the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. Through December 31, 2008, the Company has repurchased 70,245 shares of its common stock under this plan for total consideration of $1.3 million.

Note 18: Related Party Transactions
As of December 31, 2008, Brit Insurance Holdings PLC (“Brit”) held 990,489 shares of common stock, representing 10% percent of our outstanding common stock. During the year ended December 31, 2008, $783 thousand was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable from Brit and its affiliates at December 31, 2008 were $494 thousand. We continue to provide services for Brit and its affiliates and to receive payments for such services.
Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, and as previously authorized by the Company’s Board of Directors, during the year ended December 31, 2008 Ebix donated $33 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of fifty children in the Delhi, India slums; this amount includes $10 thousand in matching contributions made by our employees.

Note 19: Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2008, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share data)
Year Ended December 31, 2008
Total revenues	$16,639	$17,803	$20,168	$20,142
Gross Profit	13,703	14,578	16,228	16,083
Operating income	6,143	6,905	8,119	8,097
Net income	5,670	6,336	7,398	7,910

Net income per common share:
Basic	$0.55	$0.65	$0.77	$0.80
Diluted	$0.47	$0.54	$0.62	$0.66

Year Ended December 31, 2007
Total revenues	$9,018	$9,816	$11,807	$12,201
Gross Profit	7,452	8,098	9,966	10,211
Operating income	2,238	2,298	3,712	4,553
Net income	1,962	2,513	3,693	4,498

Net income per common share:
Basic	$0.23	$0.28	$0.38	$0.45
Diluted	$0.20	$0.25	$0.33	$0.40

Year Ended December 31, 2006
Total revenues	$5.650	$7,029	$7,296	$9,278
Gross Profit	4,319	5,670	5,816	7,532
Operating income	1,182	1,507	1,824	2,199
Net income	1,135	1,498	1,659	1,673

Net income per common share:
Basic	$0.14	$0.18	$0.20	$0.20
Diluted	$0.12	$0.16	$0.18	$0.18
Note 20: Stock Split
On July 29, 2008 the Board of Directors approved and declared a 3-for-1 stock split on shares of its common stock (the “Stock Split”) effective October 9, 2008 (the “Split Date”) outstanding as of the close of business on September 29, 2008. As a result of the Stock Split, every share of the Company’s common stock was converted into three shares of the Company’s common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged after the Stock Split. Furthermore, as a result of the Stock Split approximately 6.5 million additional shares of common stock were issued and the Company’s issued and outstanding common stock was increased to approximately 9.8 million shares. The issuance of the additional shares was accounted for as a stock dividend by the transfer of approximately $635 thousand from additional paid-in capital to common stock. Shares reserved for issuance under the Company’s 1996 Stock Option Plan, the 1998 Director Option Plan, the 2006 Incentive Compensation Program, and for the Company’s 2.5% convertible promissory notes were similarly adjusted. Information presented in these consolidated financial statements and accompanying notes have been adjusted for all periods presented to reflect the retroactive effect of the stock split.
Note 21: Subsequent Event
Compensatory Arrangement with Certain Officer—On March 25, 2009, all of the independent directors of the Board of Directors of Ebix, Inc. (“Ebix”) unanimously approved the recommendation of its Compensation Committee to provide Robin Raina, Ebix’s Chairman of the Board and Chief Executive Officer, $900,000 in accordance with a previously approved incentive bonus plan for Mr. Raina based on Ebix’s revenue and net income results for 2008, and an additional bonus compensation of $400,000 as a result of Mr. Raina’s surpassing of expectations under such plan. The independent directors of the Board of Directors also voted unanimously to award Mr. Raina 14,680 shares of restricted stock. This grant of restricted stock will vest equally over a period of three years beginning on the first anniversary at the date of grant.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Habif, Arogeti & Wynne, LLP (“HA&W”) served as Ebix’s independent registered public accountant for the year ending December 31, 2007. On December 12, 2008, Ebix received notice from HA&W of its decision not to stand for re-appointment as Ebix’s independent registered public accountant for the fiscal year ending December 31, 2008. Prior to receiving HA&W’s notification, the members of the Audit Committee of Ebix’s Board of Directors had not approved a decision to reappoint HA&W. The Audit Committee had been considering the possibility of engaging other independent registered public accounting firms, so as to explore opportunities to reduce the Company’s audit cost structure. There were no disagreements between the Company and HA&W on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of HA&W, would have caused HA&W to make reference thereto in their reports on the financial statements for such fiscal year or subsequently.
BDO Seidman LLP (“BDO”) served as Ebix’s independent registered public accountant for the year ending December 31,2006. The Company dismissed BDO on April 23, 2007 and made the change in its independent accountants in an effort to control costs and in the belief that a change to an audit firm headquartered in Atlanta, Georgia was appropriate since the Company recently relocated its finance and accounting operations to Atlanta from Chicago. There were no disagreements between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the financial statements for such fiscal year or subsequently.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2008, being the date of our most recently completed fiscal year end, in order to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, Management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Based upon this evaluation and assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated, recorded, processed, and communicated accurately.
Cherry, Bekaert & Holland, L.L.P., the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2008. Cherry, Bekaert &Holland, L.L.P has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Ebix, Inc.:

We have audited Ebix, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ebix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ebix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ebix, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008, and the related consolidated financial statement schedule, and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ Cherry, Bekaert & Holland LLP

Atlanta, Georgia
March 30, 2009

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of the Company who will serve until the Company’s 2008 Annual Meeting are as follows:
ROBIN RAINA, 42, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
ROBERT F. KERRIS, 55, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
HANS U. BENZ, 62, has been a director at EBIX since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization. His former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center.
PAVAN BHALLA, 46, has been a director since June 2004. Mr. Bhalla currently serves as Vice President of Finance for Hewitt Associates, and has been in this role since December 2008. Prior to this position he was Hewitt Associates’ Corporate Controller and served in that position from July 2006 to November 2008. Previously Mr. Bhalla served as Senior Vice President of Finance for MCI Inc. and in this capacity oversaw financial management of MCI’s domestic retail business units from August 2003 until joining Hewitt Associates, Inc. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002, Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999, and Regional Director of Finance of BellSouth Cellular Corp. from 1996 to 1997.
NEIL D. ECKERT, 46, has been a director since 2005. Mr. Eckert was nominated by Brit to serve on the Company’s board of Directors under an agreement between the Company and Brit. Mr. Eckert is currently a director of Brit Insurance Holdings, plc. Until April 2005, he served as Chief Executive Officer of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company, and a director of Ri3K, an internet hub for reinsurance. He is also Chief Executive Officer of Climate Exchange, a London Stock Exchange AIM listed company trading carbon credits, and Chairman of Trading Emissions plc and Econerby plc both publicly listed companies.
ROLF HERTER, 45, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company’s Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies.

HANS UELI KELLER, 57, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of both Swisscontent Corp. AG and Engel & Voelkers Commercial, Switzerland.
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
CODE OF ETHICS
The Company has adopted a “Code of Ethics” that applies to the Chief Executive Officer, Chief Financial Officer and any other senior financial officers. This Code of Ethics is posted on the Company’s website at www.ebix.com, where it may be found by navigating to “Ebix Inc.’s Code of Ethics” under Corporate Governance within the Investor section of the website. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website, at the address and location specified above.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2008 all of the Company’s directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis, except that Mr. Benz, Bhalla, Eckert, Herter, and Keller each failed to timely file Form 4’s for grant of stock options on February 2, 2008 and December 12, 2008 respectively.

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
• Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2008, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive level personnel for public companies of similar size.
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
Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (c) other specific performance criteria. Under the short-term incentive plan for the fiscal year ended December 31, 2008, an incentive bonus of $1,300,000 was awarded to Robin Raina but has not been paid as of March 30, 2009, and a $30,000 bonus was paid to Robert Kerris.
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
The following chart sets forth information regarding the actual annual cash incentive awards made to Robin Raina and Robert Kerris, the Company’s named executive officers.

	Award	Target		Actual	Actual
	Percentage	Incentive		Annual	Incentive
	Subject to	Award as a	Actual	Incentive	Award as a
	Objective/	Percentage	Annual	Award as a	Percentage
	Subjective	of Base	Incentive	Percentage	of Base
Short Term Incentive Plan Participant	Criteria	Salary	Award	of Target	Salary
(Name and Position)	(%)	(%)	($)	(%)	(%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/-	164%	1,900,000	211%	346%
Robert F. Kerris, Chief Financial Officer and Corporate Secretary	100/-	22%	30,000	100%	22%

• Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders.
• Types of Equity Awards and Criteria for Award Type Selection. Prior to 2005, we relied heavily on stock options to provide incentive compensation to our executive officers and other key employees and to align their interests with those of our stockholders. Based on changes in U.S. accounting rules and a general trend toward increased use of restricted stock and decreased use of stock options, the committee has increased the number of awards using restricted stock and decreased the number utilizing stock options. For the immediate future, we intend to rely primarily on restricted stock grants to provide long-term incentive compensation to our officers and key employees, without excluding the possibility of continuing to also grant stock options as a form of incentive compensation.
• Criteria for Award Amounts. In considering whether to grant equity incentives, the committee looks at a variety of factors, with no formal weighting assigned to any single factor or group of factors. The committee evaluates equity incentive awards made by our competitors (both individually and as part of a comparative compensation analysis), other insurance services and technology companies, historical levels of the Company’s equity incentives, the extent to which value under the award is subject to risk, whether the award vehicle has intrinsic value, and the need to motivate and retain persons eligible to participate under the Company’s plans.
• Vesting and Holding Periods for Equity Incentive Compensation. As a means to encourage long term thinking and encourage continued employment with us, the Company’s equity awards are usually subject to a multi-year vesting period. Historically, our grants of stock options and restricted stock have vested over a three year period and the committee anticipates that future awards will continue to be subject to multi-year vesting, most likely for similar three year periods. Historically, the Company has not imposed minimum equity ownership requirements for equity compensation awarded to its executive officers, nor has it required any continued ownership of the securities issued pursuant to such awards after vesting. The committee is still evaluating whether such a policy of minimum stock ownership levels or award retention should be implemented and the potential parameters for any award retention policy. It is anticipated that any such policy would provide for sales in the event of hardship and sales sufficient to generate sufficient income to pay taxes in connection with the award or other awards. The Committee does not anticipate making any determination on whether to implement any such policies or the scope of any such policies before the summer of 2009.
Equity Awards in 2008
In 2008, no stock options and 16,074 shares of restricted stock were granted to the named executive officers of the Company.
Other Compensation Components
Company executives are eligible to participate in the Company’s health care, insurance and other welfare and employee benefit programs, which are the same for all eligible employees, including Ebix’s executive officers.
Use of Employment and Severance Agreements
In the past, the committee has determined that competitive considerations merit the use of employment contracts or severance agreements for certain members of senior management. Presently, however, no member of senior management is employed under an employment contract.

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
Although the Company’s stock option plans generally have been structured with the goal of complying with the requirements of Section 162(m), and the compensation committee believes stock options awarded there under should qualify as “performance-based” compensation exempt from limitations on deductibility under Section 162(m), the deductibility of any compensation was not a condition to any compensation decision. The Company does not expect its ability to deduct executive compensation to be limited by operation of Section 162(m). However, due to interpretations and changes in the tax laws, some types of compensation payments and their deductibility depend on the timing of an executive’s vesting or exercise of previously granted rights and other factors beyond the compensation committee’s control which could affect the deductibility of compensation.
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
Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The committee believes that Ebix’s 2008 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officer in the aggregate to be reasonable and not excessive.
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

Summary Compensation Table

									Change in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred
Name and					Stock		Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus		Awards		Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)		($)		($)	($)	($)	($)		Total
					(1)
Robin Raina, President, Chief Executive Officer and	2008	$550,000	$1,900,000	(6)	$307,319	(1)	(4)	N/A	N/A	$24,450	(5)	$2,781,769
Chairman of the Board	2007	$475,000	$1,050,000		$153,595	(2)				$3,300	(5)	$1,681,895
	2006	$400,000	$700,000		$84,417	(3)				$3,300	(5)	$1,187,711
Richard J. Baum, Executive Vice President—Chief	2008	$—	$—		$—	(4)	(3)	N/A	N/A	$—	(5)	$—
Financial Officer and Secretary	2007	$110,000	$—		$—					$—		$110,000
	2006	$220,000	$135,000		$49,500					$3,300		$407,800
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	2007	$98,750	$41,250		$—		(3)	N/A	N/A	$—		$142,100
Robert Kerris, Senior Vice President—Chief Financial Officer	2008	$135,000	$30,000		$—		(3)	$ N/A	N/A	$2,249.88		$167,249
and Secretary	2007	$25,962	—		$—		(3)	$ N/A	N/A	$—		$25,962
Footnotes

(1)
During March 2008, the Compensation Committee of the Board of Directors of the Company gave final approval to award 16,074 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. This award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors. The number of shares of restricted stock issued to Mr. Raina represent approximately 25% of the aggregate of the his total salary and cash bonus compensation earned for 2007, divided by the market price of the Company’s stock on March 24, 2008. This is the date that the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $96,000, $139,000, $55,000 and $17,000 related to these shares during the year ended December 31, 2008.

(2)
During May 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 25,503 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. Likewise, on November 11, 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 7,500 shares of restricted stock to Mr. Raina. These awards were made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors. These number of shares of restricted stock issued to Mr. Raina represent approximately 23% and 12% of the aggregate of the his total salary and cash bonus compensation earned for 2006 and 2007, respectively, divided by the market price of the Company’s stock on May 9, 2007 and November 11, 2007, respectively. These are the dates that the Compensation Committee of the Board of Directors approved the restricted stock grants. The Company recognized compensation expense of approximately $65,000, $55,000 and $34,000 related to these shares during the year ended December 31, 2007.

(3)
On February 3, 2006, the Compensation Committee of the Board of Directors of the Company gave final approval to awards of 25,062 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President, and 7,518 shares of restricted stock to Richard J. Baum, the Company’s Executive Vice President, Chief Financial Officer and Secretary, under the Company’s 1996 Incentive Plan. The awards were made pursuant to a 2005 incentive compensation program (the “2005 Program”) approved by the Company’s Board of Directors. In accordance with the 2005 Program, the number of shares of restricted stock issued to each of Messrs. Raina and Baum represents 15% of the aggregate of the total salary and cash bonus compensation earned by him for 2005 (such aggregate compensation being $1,100,000 in the case of Mr. Raina and $330,000 in the case of Mr. Baum), divided by the market price of the Company’s stock on February 3, 2006, the date the Board approved the restricted stock grants. The Company recognized compensation expense of approximately $33,761, $50,417 and $49,500 related to these shares during the year ended December 31, 2006

(4)	There was no FAS123(R) expense related to executive stock options as all of their options were vested as of December 31, 2005.

(5)	For 2008 Company matching grant made pursuant to 401(k) Plan of $3,450, additional dependant medical insurance of $11,000, partial property tax payment of $4,000 and conveyance expense of $6,000.

(6)	As of March 30, 2009 $1,300,000 of the 2008 bonus awarded to Mr. Raina has yet to be paid.

Grants of Plan-Based Award

All
Other
Stock
								Awards:	All Other
		Estimated Future			Estimated Future			Number	Option
		Payments Under Non			Payouts Under Equity			of	Awards:	Exercise
		Equity Incentive			Incentive Plan			Shares	Number of	or Base
		Awards			Awards			of	Securities	Price of
		Thresh-		Maxi-	Thresh-		Maxi-	Stock or	Underlying	Option	Full Grant
	Grant	old	Target	mum	old	Target	mum	Units	Options	Awards	Date Fair
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Value
Robin Raina, President, Chief Executive Officer and Chairman of the Board	03/24/08	—	—	—	—	—	—	16,074	—	—	$375,006

Carl Serger, Senior Vice President—Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—	—

Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
								Number	Payout
			Equity					of	Value of
			Incentive					Unearned	Unearned
			Plan			Number of		Shares,	Shares,
	Number		Awards:			Shares or	Market	Units or	Units or
	of	Number of	Number of			Units of	Value of	Other	Other
	Securities	Securities	Securities			Stock	Shares or	Rights	Rights
	Underlying	Underlying	Underlying			That	Units of	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Stock That	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Have Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(1)	($)	(#)	($)
Robin Raina, President, Chief						46,431	$1,109,700
Executive Officer and	67,500			$17.75	8-4-2009
Chairman of the Board	330,000	—	—	$1.78	9-16-2013
	375,000	—	—	$1.87	8-23-2012
	72,189	—	—	$2.17	2-1-2011
	62,814	—	—	$2.17	2-1-2011
	240,000	—	—	$2.17	2-1-2011
	150,000	—	—	$5.25	4-2-2014
						—	$—
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	—	—	—	—	—	—	—	—	—
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	—	—	—	—	—	—	—	—	—
Footnote

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 25,062 shares of Company common stock on February 3, 2006 of which 8,352 shares were unvested as of December 31, 2008; (ii) a grant of 25,503 shares of Company common stock on May 9, 2007 of which 17,004 shares were unvested as of December 31, 2008; a grant of 7,500 shares of Company common stock on November 11, 2007 of which 5,001 shares were unvested as of December 31, 2008; (iv) a grant of 16,074 shares of Company common stock on March 24, 2008 of which 16,074 were unvested as of December 31, 2008.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares
	Acquired	on	Acquired	Value Realized
Name	on Exercise	Exercise	on Vesting	on Vesting
(a)	(#)	($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	19,749	$288,400	29,109	$806,278
Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	N/A	N/A
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	N/A	N/A

Pension Benefits and Nonqualified Deferred Compensation
The Company does not generally offer non-tax qualified pension benefit plans or nonqualified deferred compensation to its officers, and none of its named executive officers currently participate or have participated in any non-tax qualified pension benefit plans or nonqualified deferred compensation plan during the past fiscal year.
Discussion of Director Compensation
Director Compensation
Following each Annual Meeting of our stockholders, non-employee members of the board of directors are typically granted an option to purchase 9,000 shares of common stock at an exercise price per share of 100% of the fair market value for each share of common stock on the date of the grant. In the past, option grants have become exercisable in the following manner: 2,249 options are exercisable one year from their grant date and the remaining options then vest in quarterly amounts over the next 3 year period. Each grant of options has a term of five years beginning on the date of grant.
On December 12, 2008, the board of directors granted to each non-employee director 9000 stock options. Such grants were made pursuant to board’s policy set forth on November 11, 2007. Each non-employee director received an annual cash retainer of $14,000 during 2008. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on September 26, 2008 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the September 26, 2008 meeting.
On November 11, 2007, the board of directors met and decided to double the amount of options granted to each non-employee director it to 9000 stock options after each annual meeting of stockholders. During 2007, however, no stock options or restricted stock were granted to any non-employee director. On February 8, 2008, the board of directors granted to each non-employee director 9000 stock options. Such grants were made pursuant to board’s policy set forth on November 11, 2007. Each non-employee director received an annual cash retainer of $14,000 during 2007. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on November 15, 2007 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the November 15, 2007 meeting.
On October 20, 2006, the Company held the annual meeting of stockholders. Immediately following that annual meeting of stockholders, each non-employee director received options to purchase 4,500 shares of Common Stock, including the options automatically awarded under the 1998 Director Option Plan, at an exercise price per share of 100% of the fair market value of a share of Common Stock on the date of the grant. These options become exercisable on the last day of each of the four calendar quarters beginning with the first calendar quarter ending on or after the date of the grant, and have a term of ten years beginning on the date of grant. In addition, each non-employee director is to receive an annual cash retainer of $14,000. Each member of the Audit Committee and Compensation Committee, other than its Chairman, received cash compensation of $3,000 in 2006. Mr. Keller and Benz received $5,000 following the October 20, 2006 meeting for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 20, 2006 meeting.

Director Compensation Chart
Director Compensation

					Change in
					Pension Value
	Fees				and
	Earned or		Option	Non-Equity	Nonqualified
	Paid in	Stock	Awards	Incentive Plan	Deferred	All Other
Name	Cash	Awards	($)	Compensation	Compensation	Compensation	Total
(a)	($)	($)	(1)	($)	Earnings	($)	($)
Pavan Bhalla	$19,000	None	$17,182	None	None	None	$36,182
Hans Ueli Keller	$19,000	None	$17,182	None	None	None	$36,182
Hanz U. Benz	$19,000	None	$23,765	None	None	None	$42,765
Neil D. Eckert	$14,000	None	$25,667	None	None	None	$39,667
Rolf Herter	$14,000	None	$23,765	None	None	None	$37,765

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) and thus may include amounts from awards granted prior to 2008

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2008

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	37,125
Hans Ueli Keller	36,450
Hanz U. Benz	27,000
Neil D. Eckert	27,000
Rolf Herter	27,000
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2008, we maintained the 1996 Stock Incentive Plan and our 1998 Non-Employee Directors Stock Option Plan, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2008 related to these plans.

			Number
	Number of Securities		of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan/1998 Non-Employee Directors Plan	1,574,811	$4.42	1,177,872
—Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	1,574,811	$4.42	1,177,872

Beneficial Ownership Table

Name of Beneficial Owner(1)	Ownership	Percent of Class

BRiT Insurance Holdings PLC(2)	785,089	7.79%
Rennes Foundation(3)	1,055,931	10.48%
Luxor Capital Group, LP(4)	1,083,966	10.75%
EEA Fund Management Ltd(5)	666,669	6.61%
Ashford Capital Management (6)	688,150	6.83%
Robin Raina (7)	1,421,970	14.11%
Pavan Bhalla(8)	21,933	* %
Hans Ueli Keller(9)	21,258	* %
Hans U. Benz(10)	11,808	* %
Neil D. Eckert(11)	11,808	* %
Rolf Herter(12)	11,808	* %
Robert Kerris(13)	—	* %
All directors, executive officers and nominees as a group (7 persons)	1,500,585	15%

*	Less than 1%.

(1)
The following table sets forth, as of March 25, 2009 the ownership of our Common Stock by each of our directors, by each of our Named Executive Officers (as defined on page 11), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

(2)
The address of BRiT Insurance Holdings PLC is 55 Bishopsgate, London, EC2N 3AS, United Kingdom. The address and information set forth in the table as to this stockholder are based on a Form 4 by the stockholder on March 17, 2009.

(3)
The address of the Rennes Foundation is Aeulestrasse 38, FL 9490 Vaduz, Principality of Liechtenstein. The address and information set forth in the table as to this stockholder are based on a Schedule 13G/A filed by this stockholder on February 12, 2004.

(4)
Ownership consists of shares of the Company’s common stock beneficially owned by Luxor Capital Partners, LP, Luxor Capital Partners Offshore, Ltd., Luxor Capital Group, LP, Luxor Management, LLC, LCG Holdings, LLC and Christian Leone (collectively “Luxor”), as investment managers and investment advisers as disclosed on its joint filing on Form 4 dated February 10, 2009 and February 18, 2009 . The address of Luxor Capital Partners, LP, Luxor Capital Group, LC, Luxor Management, LLC, LCG Holdings, LLC and Christian Leone is 767 Fifth Avenue, 19th Floor, New York, New York 10153, and the address of Luxor Capital Partners Offshore, Ltd. is M&C Corporate Services Limited, P.O. Box 309 GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(5)	The address of EEA Fund Management is c/o Simon Shaw, Investment Manager, 55 Bishopsgate, London, EC2N 3AS, United Kingdom.

(6)
The address of Ashford Capital Management, Inc. is P.O Box 4172, Wilmington, DE 19807. The address and information set forth in the table as to this stockholder are based on a Schedule 13G filed by this stockholder on February 14, 2009.

(7)
Mr. Raina’s ownership includes 103,413 shares of restricted stock as well as options to purchase 1,297,503 shares of our common stock which are exercisable as of March 20, 2009, or that will become exercisable within 60 days after that date. Mr. Raina’s total ownership includes 26,610 shares which are the property of the Robin Raina Foundation, a non-profit 501(c) charity. These shares were donated to the charity by Mr. Raina from fully vested restricted stock shares which were granted by the Company to Mr. Raina in 2007, 2006, and 2005. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(8)	Mr. Bhalla’s ownership includes options to purchase 21,933 shares of our common stock which are exercisable as of March 25, 2008, or that will become exercisable within 60 days after that date.

(9)	Mr. Keller’s ownership includes options to purchase 21,258 shares of our common stock which are exercisable as of March 25, 2009, or that will become exercisable within 60 days after that date.

(10)	Mr. Benz’s ownership includes options to purchase 11,808 shares of our common stock which are exercisable as of March 25, 2009, or that will become exercisable within 60 days after that date.

(11)	Mr. Eckert’s ownership includes options to purchase 11,808 shares of our common stock which are exercisable as of March 25, 2009, or that will become exercisable within 60 days after that date.

(12)	Mr. Herter’s ownership includes options to purchase 11,808 shares of our common stock which are exercisable as of March 25, 2009, or that will become exercisable within 60 days after that date.

(13)	Mr. Kerris’ ownership includes options to purchase 0 shares of our common stock which are exercisable as of March 25, 2009, or that will become exercisable within 60 days after that date
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of December 31, 2008, Brit Insurance Holdings PLC (“Brit”) held 990,489 shares of common stock, representing 10% percent of our outstanding common stock. During 2008, $783 thousand was recognized as services revenue from Brit and its affiliates primarily related to project consulting and custom programming services. Total accounts receivable from Brit and its affiliates at December 31, 2008 were $493,960. We continue to provide services for Brit and its affiliates and to receive payments for such services.
Rahul Raina, is the Company’s Assistant Vice President of Business Process Outsourcing and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2008 he was paid a salary of $120,000 and recieved a restricted stock grant on April 14, 2008 of 1,209 shares of common stock at a price of $24.83 per share, which was the fair value of the stock on the date of the grant. During 2007 Rahul Raina was paid a salary of $120,000 and received a bonus of $111,000. Previously in 2003 Rahul Raina was granted options to purchase 75,000 shares of our common stock. The options vest over four years from the date of grant and expire ten years from the date of grant. The options had originally been granted with an exercise price below the fair market value on the date of the grant. In December 2006 these options were amended and the exercise price was increased from $0.95 per share to $2.23 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The option grant was valued using the Black-Scholes option pricing model. This grant was not subject to any of our stockholder approved stock incentive plans. The Company recognized compensation expense of $28,000 during 2007, and $41,000 during 2006 related to these options. The expense for these option was fully recognized as of December 31, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
On January 14, 2008, Ebix was informed by Miller Ray Houser & Stewart, LLP, (“MRHS”) the Company’s independent registered public accounting firm, that MRHS had been acquired by Habif, Arogeti & Wynne, LLP (“HAW”) and that from henceforward HAW would serve as the Company’s independent registered public accounting firm. Habif, Arogeti & Wynne (“HAW”) served as Ebix’s registered public accountants for the year ended December 31, 2007. Cherry, Bekaert & Holland, LLP (“CBH”) served as Ebix’s registered public accountants for the year ended December 31, 2008.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2008 and 2007 and fees billed for other services rendered during 2008 and 2007 by HAW and CBH, our independent registered public accounting firms during these periods.

Services Rendered by Habif, Arogeti & Wynne, LLP	2008	2007
Audit Fees (1)	$313,848	$41,000
Audit Related Fees (2)	$156,128	$7,900
Tax Fees (3)	$69,121	$—
All Other Fees	$2,249	$4,100

Services Rendered by Cherry, Bekaert & Holland, LLP	2008	2007
Audit Fees (1)	$262,500	$—
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees (4)	$1,200	$—

(1)	Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)	Includes fees related to the audit of a recently acquired business.

(3)
Includes fees for the analysis of any potential IRC Section 382 limitations on NOL carryovers; also includes fees for the preparation of tax returns of an acquired business for the period prior to the effective date of the business combination.

(4)	Fee for the research pertaining to the interpretation and treatment of a certain debt related put option.

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
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements.
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

•	Consolidated Statements of Income for the years ended December 31, 2008, December 31, 2007, and December 31, 2006.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, December 31, 2007, and December 31, 2006.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
The following consolidated financial statement schedule is filed herewith:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.
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
Robin Raina
Chairman of the Board, President and Chief Executive Officer
Date: March 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 30, 2009

/s/ ROBERT F. KERRIS (Robert F. Kerris)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2009

/s/ HANS U.BENZ	Director	March 30, 2009
(Hans U. Benz)

/s/ PAVAN BHALLA	Director	March 30, 2009
(Pavan Bhalla)

/s/ NEIL D. ECKERT	Director	March 30, 2009
(Neil D. Eckert)

/s/ ROLF HERTER	Director	March 30, 2009
(Rolf Herter)

/s/ HANS UELI KELLER	Director	March 30, 2009
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

2.6
Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Reort on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7
Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8
Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference).

3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

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

Exhibits
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

Exhibits
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

10.26
Share Purchase Agreement made and entered into as of June 1, 2007, by and among Ebix, Inc, and Luxor Capital Partners, LP, a Delaware limited partnership and Luxor Capital Partners Offshore, Ltd, a Cayman Islands exempted company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference).

10.27
Secured Convertible Note Purchase effective as of December 18, 2007, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.28
2.5% Convertible Secured Promissory Note dated December 18, 2007 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

Exhibits
10.29
Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.30
Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc. and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.31
Stock Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc. and Brit Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed April 17, 2008).

10.32
Amendment to Secured Promissory Note Dated December 18, 2008 entered into as of June 25, 2008 between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2008 and incorporated herein by reference).

10.33
Secured Convertible Note Purchase effective as of July 11, 2008, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.34
2.5% Convertible Secured Promissory Note dated July 11, 2008 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

14.1
Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of Cherry, Bekaert and Holland L.L.P.

23.2	*	Consent of Habif, Arogeti, & Wynne, LLP.

23.3	*	Consent of BDO Seidman, LLP.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule II
Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2008, December 31, 2007 and December 31, 2006
Allowance for doubtful accounts receivable (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Beginning balance	$155	$36	$11
Provision for doubtful accounts	298	121	25
Write-off of accounts receivable against allowance	(87)	(2)	—
Other	87	—	—

Ending balance	$453	$155	$36

Valuation allowance for deferred tax assets (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Beginning balance	$(5,322)	$(11,067)	$(8,921)
Decrease (increase)	(10,360)	5,745	(2,146)

Ending balance	$(15,682)	$(5,322)	$(11,067)

EXHIBIT INDEX

Exhibit
Number	Description
21.1	Subsidiaries of the Company.

23.1	Consent of Cherry, Bekaert and Holland L.L.P.

23.2	Consent of Habif, Arogeti, & Wynne, LLP.

23.3	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.