Form 10-Q
period 2009-03-31
EBIX INC
filed 2009-05-08
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: 678-281-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ N/A ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2009, the number of shares of common stock outstanding was 10,191,821.

Ebix, Inc. and Subsidiaries
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Consolidated Statements of Income
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating Revenue:	$20,668	$16,639

Operating expenses:
Costs of services provided	4,085	2,843
Product development	2,505	2,171
Sales and marketing	1,134	847
General and administrative	3,843	3,816
Amortization and depreciation	744	819

Total operating expenses	12,311	10,496

Operating income	8,357	6,143
Interest income	52	122
Interest expense	(284)	(342)
Foreign exchange gain	406	59

Income before income taxes	8,531	5,982
Income tax provision	(196)	(312)

Net income	$8,335	$5,670

Basic earnings per common share	$0.84	$0.55

Diluted earnings per common share	$0.69	$0.47

Basic weighted average shares outstanding	9,927	10,219

Diluted weighted average shares outstanding	12,364	12,462
See accompanying condensed notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets
 (In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,772	$9,475
Short-term investments	477	1,536
Accounts receivable, less allowance of $453 and $453, respectively	15,918	13,562
Other current assets	1,042	951

Total current assets	29,209	25,524

Property and equipment, net	4,143	3,774
Goodwill	91,359	88,488
Intangible assets, net	9,765	10,235
Indefinite-lived intangible assets	11,581	11,589
Other assets	522	1,557

Total assets	$146,579	$141,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,361	8,245
Accrued payroll and related benefits	3,380	2,709
Short term debt	24,945	24,945
Current portion of convertible debt (Also see Note 14)	11,518	11,518
Current portion of long term debt and capital lease obligations	325	912
Deferred revenue	6,228	5,383
Other current liabilities	176	142

Total current liabilities	50,933	53,854

Convertible debt	15,000	15,000
Other long term debt and capital lease obligation, less current portion	254	290
Other liabilities	2,611	941
Deferred Revenue	168	330
Deferred rent	574	610

Total liabilities	69,540	71,025

Commitments and Contingencies, Note 5

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,994,052 issued and 9,923,657 outstanding at March 31, 2009 and 10,006,455 issued and 9,946,710 outstanding at December 31, 2008	979	981
Additional paid-in capital	111,586	111,641
Treasury stock (70,395 and 59,745 shares repurchased as of March 31, 2009 and December 31, 2008, respectively)	(1,383)	(1,178)
Accumulated deficit	(21,864)	(30,199)
Accumulated other comprehensive income	(12,279)	(11,103)

Total stockholders’ equity	77,039	70,142

Total liabilities and stockholders’ equity	$146,579	$141,167

See accompanying condensed notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

								Accumulated
	Common Stock							Other
			Treasury		Additional			Comprehensive
	Issued		Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income

Balance, December 31, 2008	10,006,455	981	(59,745)	$(1,178)	$111,641	$—	$(30,199)	$(11,103)	$70,142
Net income	—	—					8,335		$8,335	$8,335
Cumulative translation adjustment	—	—						(1,176)	(1,176)	(1,176)

Comprehensive income									—	$7,159

Repurchase of common stock	(16,224)	(2)	(10,650)	(205)	(298)				(505)
Vesting of restricted stock	3,821								—
Deferred compensation and amortization related to options and restricted stock					243				243
Balance, March 31, 2009	9,994,052	979	(70,395)	(1,383)	111,586	$—	$(21,864)	$(12,279)	$77,039
See accompanying condensed notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$8,335	$5,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	743	819
Stock-based compensation	52	13
Restricted stock compensation	191	87
Provision for doubtful accounts	—	30
Changes in assets and liabilities:
Accounts receivable	(2,356)	(4,559)
Other assets	(72)	(64)
Accounts payable and accrued expenses	244	583
Accrued payroll and related benefits	672	572
Deferred revenue	773	494
Deferred rent	(36)	(29)
Deferred taxes	(766)	—
Other current liabilities	36	—

Net cash provided by operating activities	7,816	3,616

Cash flows from investing activities:
Investment in Telstra eBusiness Services, net of cash acquired	—	(42,956)
Investment in IDS	(1,000)	—
Investment in ConfirmNet	(3,094)	—
(Purchases)maturities of marketable securities, net	1,059	(4,306)
Capital expenditures	(727)	(181)

Net cash used in investing activities	(3,762)	(47,443)

Cash flows from financing activities:
Proceeds from line of credit	—	4,295
Repurchase of common stock	(505)	—
Proceeds from the exercise of stock options	—	271
Payments for capital lease obligations	(38)	(2)
Principal payments of debt obligations	(587)	(493)

Net cash provided/(used) in financing activities	(1,130)	4,071

Effect of foreign exchange rates on cash	(627)	(451)

Net change in cash and cash equivalents	2,297	(40,207)
Cash and cash equivalents at the beginning of the period	9,475	48,437

Cash and cash equivalents at the end of the period	$11,772	$8,230

Supplemental disclosures of cash flow information:
Interest paid	$226	$221
Income taxes paid	$1,125	$524
See accompanying condensed notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in the insurance and financial industries. The Company’s products feature fully customizable and scalable software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also operates in five other countries including Australia, New Zealand, Singapore, UK and India. International revenue accounted for 23.7% and 29.6% of the Company’s total revenue for the three months ended March 31, 2009 and 2008 respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008
Carrier Systems	$2,826	$2,528
Exchanges	12,033	9,443
BPO	3,361	1,691
Broker Systems	2,448	2,977

Totals	$20,668	$16,639

Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of the Company which include:
Ebix Information Systems International, Inc., a Delaware corporation
Canadian Insurance Computer Systems, Inc.
Ebix Software India Private Limited
Ebix Australia Pty. Ltd.
Ebix Australia (VIC) Pty. Ltd.
Ebix Insurance Agency, Inc., an Illinois corporation
Ebix New Zealand
Ebix New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Software India, Private Limited
EIH Holdings KB
EIH Holdings AB
Ebix-Mauritius Holding Ltd.
EbixLife Inc., a Utah corporation
Finetre Corporation, an Indiana corporation
Confirmnet Corporation, a California corporation
IDS Jenquest, Inc., a California corporation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, and the effect of inter-company balances and transactions has been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31,2008.
Reclassification—Beginning in 2008 and for all years reported, the Company has reclassified and separately presented in the accompanying consolidated balance sheets and statements of cash flows its investments in and cash flows associated with short-term investments in certificates of deposit placed with its commercial bank in India. These certificates of deposit have maturities in a 12 to 120 months range. The aggregate amount of these short-term investments was $477 thousand and $1.5 million at March 31, 2009 and December 31, 2008, respectively, and the net cash inflows (outflows) arising from these investments was $1.1 million and ($4.3) million for the three months ended March 31 2009 and 2008, respectively.
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. These certificates of deposit have maturities periods ranging from 12 to 120 months, with a weighted average maturity period of approximately 13 months at March 31, 2009. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value at March 31, 2009 and December 31, 2008. The carrying value of our short-term investments was $477 thousand and $1.5 million at March 31, 2009 and December 31, 2008, respectively.
Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit and letters of credit is a reasonable estimate of their fair value due to the short maturity of these items and/or their fluctuating interest rates.
Revenue Recognition and Deferred Revenue—The Company derives its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, business process outsourcing revenue, and the licensing of proprietary and third-party software. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Accounts receivable is stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $0 thousand and $30 thousand during the three months ended March 31, 2009 and 2008, respectively. Accounts receivable are written off to the allowance account when the Company has exhausted all reasonable collection efforts. During the three months ending March 31, 2009 and 2008 there were no accounts receivable written off.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year. In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit’s estimated fair value exceeds its carrying value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. The Company performed the annual impairment assessment, as required by SFAS No. 142 as of September 30, 2008 and it was determined that the recorded goodwill was not impaired. No impairment of goodwill was indicated based on the updated analysis.
During the three months ended March 31, 2009 the Company recorded $3.2 million of additional goodwill in connection with the previous acquisitions of Telstra, Periculum, Acclamation, and ConfirmNet all of which occurred during the previous twelve month period.

Changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

March 31,
2009
(In thousands)
Beginning Balance	$88,488
Additions	3,192
Foreign currency translation adjustments	(321)

Ending Balance	$91,359

The Company’s indefinite-lived asset is associated with the estimated fair value of the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. In connection with the acquisition of Telstra an indefinite-lived asset in the amount of $14.7 million was recorded as of January 2, 2008.
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, and trademarks acquired through synergistic combination of the business that we acquire in the U.S. and foreign countries in which operate. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(yrs)
Customer relationships	4–20
Developed technology	3–7
Trademarks	5–10
The carrying value of finite-lived intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Intangible assets:
Customer relationships	$11,364	$11,373
Developed technology	4,757	4,762
Trademarks	654	656
Backlog	140	140

Total intangibles	16,915	16,931
Accumulated amortization	(7,150)	(6,696)

Intangibles, net	$9,765	$10,235

Indefinite-lived intangibles:
Customer/territorial relationships	$11,581	$11,589
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
Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations,” and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R during the first quarter of 2009. To date it has not yet had a material impact on the Company’s financial statements, since there were no acquisitions in the 1st quarter of 2009.
Note 2. Earnings per Share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented on the consolidated statements of income have been adjusted to reflect the retroactive effect of the Company’s 3-for-1 stock split dated October 9, 2008 (see Note 13 for further explanation). Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At March 31, 2009 and 2008 there were 361,872 and 361,392, respectively, shares potentially issuable with respect to stock options which could dilute EPS in the future but which was excluded from the diluted EPS calculation because presently their effect is anti-dilutive.
To calculate diluted earnings per share, interest related to convertible debt of $163 thousand and $125 thousand for the three months ended March 31, 2009 and 2008, respectively was added back to net income.

	For the Three Months Ended
	March 31,
	2009	2008
Basic Weighted Average Shares Outstanding	9,926,995	10,218,795

Incremental Shares	2,437,061	2,243,613

Diluted Shares Outstanding	12,364,056	12,462,408

Note 3. Short term debt
The Company’s short term debt consists of a $25.0 million revolving line of credit facility with Bank of America Corporation. The line provides for a variable interest rate at Libor plus 1.3%, is secured by a first security interest in substantially all of the Company’s assets, and expires in August 2009. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.
There were no repayments or borrowings on the line of credit during the first quarter of 2009. As of March 31, 2009 the outstanding balance on the line was $24.9 million and the facility carried an interest rate of 1.8%.
During the year ending December 31, 2008 the Company borrowed $9.3 million from the revolving line of credit facility, and at year end 2008 the balance on the credit facility was $24.9 million.

Note 4: Income Taxes
Effective Tax Rate—The effective income tax rate was 4.70% for the three months ended March 31, 2009, as compared to 5.22% for the same period in 2008. The Company’s interim period income tax provisions are based on our current estimate of the effective income tax rates applicable to the related annual twelve month period, after considering discrete items unique to the respective interim reporting period. Our effective tax rate for 2009 has decreased slightly due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations. Reported income tax expense for the three months ended March 31, 2009 are also lower due to a reduction in the provision for unrecognized tax benefits, which is detailed further below.
In the United States the Company’s effective federal income tax rate is reduced because of the use of available net operating loss (“NOL”) carry-forwards used to partially offset taxable income. At March 31, 2009, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $39 million (net of approximately $3.9 million utilized to reduce the current period’s taxable income), which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire during each of the years 2009 through 2020. A full valuation allowance currently exists against the Company’s accumulated domestic net operating loss carryforwards because of uncertainty as to the expectation of future taxable income in the United States and the lack of availability of effective tax planning strategies. Changes in the valuation allowance could have a material impact on the Company’s future effective tax rate.
Currently, in India the Company’s local taxable income, other than passive interest and rental income, is subject to a tax holiday. The tax holiday is scheduled to expire in 2010. The Company’s operations in India are also subject to the 11.33% Minimum Alternative Tax (“MAT”). For the three month period ended March 31, 2009 the Company’s MAT liability was $396 thousand. The tax paid under the MAT provisions is carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions, for which the current income tax rate is 33.99%. Accordingly, the Company’s consolidated balance sheet at March 31, 2009 includes a long-term deferred tax asset in the amount of $1.6 million.
FIN 48 “Accounting for Uncertainty in Income Taxes”—The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 “FIN 48.” As of March 31, 2009 the Company’s consolidated balance sheet includes a liability of $717 thousand for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2009	$914

Additions for tax positions related to current year	$52
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$(249)

Balance at March 31, 2009	$717

Note 5. Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2009 and 2008.
Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2009 and 2008 was $596 thousand and $556 thousand, respectively. Sublease income was $35 thousand and $54 thousand, respectively for the three months ended March 31, 2009 and 2008.

Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2009, the amount accrued on the Company’s consolidated balance sheet was $124 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2009, is $1.2 million.
Note 6: Sales of Unregistered Common Stock
Note 10 to the Company’s consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 included in our 2008 Annual Report on Form 10-K and incorporated herein by reference, includes details regarding the sales of unregistered shares of the Company’s common stock occurring during those years. The shares sold in December 2007 and April 2008 were registered in a S-1 registration statement number 333-150371 that was filed with the SEC and declared effective on February 18, 2009.
Note 7: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. In accordance with SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands, except headcount):
Three Months ended March 31, 2009

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$15,764	$4,285	$215	$—	$404	$20,668
Fixed assets	$2,440	$385	$24	$1,253	$41	$4,143
Goodwill	$60,836	$30,523	$—	$—	$—	$91,359
Other intangible assets	$7,602	$13,744	$—	$—	$—	$21,346
Headcount	318	61	9	259	6	653
Three Months ended March 31, 2008

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$9,755	$6,231	$195	$18	$440	$16,639
Fixed assets	$2,155	$392	$28	$855	$40	$3,470
Goodwill	$29,056	$52,256	$—	$—	$—	$81,312
Other intangible assets	$6,609	$3,654	—	—	$—	$10,263
Headcount	218	68	9	128	6	429

Note 8: Acquisitions
The acquisitions were accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Certain acquisitions included earnout provisions which are recorded as a component of goodwill when the earnout is determinable beyond a reasonable doubt.
2008 Acquisitions
ConfirmNet Corporation—Effective November 1, 2008 Ebix acquired ConfirmNet Corporation (“ConfirmNet”) a provider of insurance certificate creation and tracking services. The Company paid ConfirmNet shareholders $7.36 million for all of ConfirmNet’s stock, and ConfirmNet shareholders earned an additional $3.1 million in additional consideration which was paid during the first quarter of 2009 and retain the right to earn up to an additional $3.0 million, which is currently considered contingent, at the one year anniversary date of the acquisition if certain revenue targets of the ConfirmNet division of Ebix are met. The results of operation for ConfirmNet, which is a component of our BPO channel, are included in the Company’s reported net income since the fourth quarter of 2008. Ebix financed this acquisition using available cash balances. The purchase price allocation for the ConfirmNet acquisition is not complete because the Company is in the process of developing a valuation of the respective identifiable intangible and tangible assets.
Acclamation Systems, Inc.—Effective August 1, 2008 Ebix acquired Acclamation Systems, Inc (“Acclamation”) a developer of supplier software and e-commerce solutions to the health insurance industry. The Company acquired all of the stock of Acclamation for a payment of $22 million in cash and additional future payments of up to $3.0 million, which is currently considered contingent, over a two year period subsequent to the effective date of the acquisition if certain customer revenue targets for Ebix’s Health Benefits division are achieved. The Company also incurred approximately $85 thousand of costs primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of $15 million of proceeds from the issuance of convertible debt and $7 million of available cash reserves. The operating results of Acclamation, which is a component of our Exchange channel, have been included in the Company’s reported net income beginning in the third quarter of 2008.
Periculum Services Group—Effective April 28, 2008 Ebix acquired Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services. The Company acquired all of the stock of Periculum for a payment of $1.1 million and additional consideration of $200 thousand which was paid in April 2009. Ebix financed this acquisition using available cash. The operating results of Periculum, which is a component of our BPO channel, have been included in the Company’s reported net income beginning in the second quarter of 2008. The purchase price allocation for the Periculum acquisition is not complete because the Company is in the process of developing a valuation of the respective identifiable intangible and tangible assets.
Telstra eBusiness Services—Effective January 2, 2008 Ebix acquired Telstra eBusiness Services (“Telstra”) an insurance exchange located in Melbourne, Australia. The Company purchased all of the stock of Telstra for a payment of Australian $50.0 million (US $43.9 million). Telstra was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. The Company also incurred approximately $368 thousand of expenses primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The operating results of Telstra have been included in the Company’s reported net income since the first quarter of 2008. The acquisition also gave rise to the elimination of certain personnel of Telstra and as a result and in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recognized a liability of $198 thousand related to this elimination of personnel that was undertaken as part of the final integration plan that was implemented immediately after the closing of the acquisition. The Company completed its purchase price allocation and the valuation of the respective acquired intangible assets with the assistance of independent third party valuation experts. As a result, the Company recognized an indefinite-life intangible and associated estimated fair value with respect to the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In summary the Company recorded an indefinite-life intangible asset with respect to the insurance carriers in the amount of $14.9 million, definite lived intangible assets with respect to acquired customer relationships in the amount of $2.6 million (with an estimated useful life of 20 years), and acquired developed technology in the amount of $523 thousand (with an estimated useful life of 3 years).

The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates for those business combinations completed during 2008:

	March 31,	December 31,
(In thousands)	2009	2008
Current assets	$8,363	$7,638
Property and equipment	817	817
Intangible assets	5,830	5,809
Indefinite-lived intangibles	14,862	14,748
Goodwill	61,269	58,322

Total assets acquired	91,141	87,334
Less: liabilities assumed	(16,365)	(12,558)

Net assets acquired	$74,776	$74,776
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2008 as of the acquisition date:

		Weighted
		Average
	Fair Value	Useful Life
Intangible asset category	(in thousands)	(in years)
Customer relationships	$4,906	15.0
Developed technology	924	3.9

Total acquired intangible assets	$5,830	$13.2
Note 9: Pro Forma Financial Information (related to recent acquisitions)
The following pro forma financial information for the three months ended March 31, 2008 presents the consolidated operations of the Company as if the acquisitions described above in Note 9 had been made on January 1, 2008, after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition dates. The Company made adjustments primarily for the amortization of intangible assets and the recognition of income tax expense using local effective tax rates. The pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	As Reported	Pro Forma
(in thousands, except per share data)	1st Qtr 2008	1st Qtr 2008
Revenue	$16,639	$21,069
Net Income	$5,670	$6,218
Basic EPS	$0.55	$0.61
Diluted EPS	$0.47	$0.51

Note 10: Convertible Debt
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
Note 11: Long-term Debt:
Long-term debt was a result of the EbixLife acquisition in February 2004 and represented a $2.5 million non-interest bearing note payable. The note was payable in annual installments of $500 thousand over five years. The Company imputed interest on this debt of 4%. The final installment payment was made in February 2009.
Note 12: Repurchase of Common Stock from Brit:
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the repurchase of 1,200,000 shares of the company’s common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $20.00 per share, for an aggregate purchase price of $24.0 million. As of May 4, 2009, Brit holds 339,789 shares of our common stock, representing approximately 3.3% of our outstanding stock. The Company financed this share repurchase using a combination of the proceeds of its April 2008 sales of common stock ( $11.0 million), cash on hand ($8.0 million) and additional borrowings under its line of credit ($5.0 million).
Note 13: Stock Split
On July 29, 2008 the Board of Directors approved and declared a 3-for-1 stock split on shares of its common stock (the “Stock Split”) effective October 9, 2008 (the “Split Date”) outstanding as of the close of business on September 29, 2008. As a result of the Stock Split, every share of the Company’s common stock was converted into three shares of the common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged after the Stock Split. Furthermore, as a result of the Stock Split approximately 6.5 million additional shares of common stock were issued and the Company’s issued and outstanding common stock was increased to approximately 9.8 million shares. Shares reserved for issuance under the Company’s 1996 Stock Option Plan, the 1998 Director Option Plan, the 2006 Incentive Compensation Program, and for the Company’s 2.5% convertible promissory notes were similarly adjusted. Information presented in these consolidated financial statements and accompanying notes have been adjusted for all periods presented to reflect the retroactive effect of the stock split.
Note 14: Subsequent Events
Conversion of a Portion of Outstanding Debt—On April 17, 2009 Whitebox VSC, Ltd. in connection with the Secured Convertible Promissory Note dated December 18, 2007, converted $5.7 million of principal plus related accrued interest in the amount of $46 thousand into 268,164 shares of the Ebix common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995—This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified in Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K which is incorporated by reference herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•	Regarding Notes 3, 7 and 11 of the Condensed Notes to Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;
•	With respect to Note 5 of the Condensed Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies;
•	Regarding Note 8 of the Condensed Notes to Consolidated Financial Statements related to acquired intangible assets and our ability to accurately estimate the fair value of such assets; and,
•	With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three month revenue trend, the actual level of demand for our products during the immediately foreseeable future.
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Company Overview
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

Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of organizations. Over 70% of our operating revenues are of a recurring nature.
Recently, we have expanded both internally as well as through a series of acquisitions.
ConfirmNet Corporation—Effective November 1, 2008 Ebix acquired ConfirmNet Corporation (“ConfirmNet”) a provider of insurance certificate creation and tracking services. The Company paid ConfirmNet shareholders $7.4 million for all of ConfirmNet’s stock, and ConfirmNet shareholders earned an additional $3.1 million in additional which was paid in the first quarter of 2009 and retain the right to earn up to an additional $3.0 million at the one year anniversary date of the acquisition if certain revenue targets of the ConfirmNet division of Ebix are met. The purchase price allocation for this business combination is not complete because the Company is in the process of developing a valuation of the respective identifiable intangible and tangible assets. The results of operation for ConfirmNet, which is a component of our BPO channel, are included in the Company’s reported net income starting in the fourth quarter of 2008. Ebix financed this acquisition using available cash balances.
Acclamation Systems, Inc.—Effective August 1, 2008 Ebix acquired Acclamation Systems, Inc (“Acclamation”) a developer of supplier software and e-commerce solutions to the health insurance industry, effective August 1, 2008. The Company acquired all of the stock of Acclamation for a payment of $22 million in cash and additional future payments of up to $3 million over a two year period subsequent to the effective date of the acquisition if certain customer revenue targets for Ebix’s Health Benefits division are achieved. The Company also incurred approximately $85 thousand of costs primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of the proceeds from the issuance of convertible debt and available cash reserves. The Company recorded definite lived intangible assets with respect to acquired customer relationships in the amount of $1.3 million (with an estimated useful life of 9 years), and acquired developed technology in the amount of $278 thousand (with an estimated useful life of 5 years). The operating results of Acclamation, which is a component of our Exchange channel, have been included in the Company’s reported net income beginning in the third quarter of 2008.
Periculum Services Group—Effective April 28, 2008 Ebix acquired Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services. The Company acquired all of the stock of Periculum for a payment of $1.1 million and additional future payments of up to $200 thousand at the one year anniversary date of the acquisition if certain customer retention and revenue targets for Periculum are achieved. Ebix financed this acquisition using available cash. The purchase price allocation for this business combination is not complete because the Company is in the process of developing a valuation of the respective identifiable intangible and tangible assets. The operating results of Periculum, which is a component of our BPO channel, have been included in the Company’s reported net income beginning in the second quarter of 2008.
Telstra eBusiness Services—Effective January 2, 2008 Ebix acquired Telstra eBusiness Services (“Telstra”) an insurance exchange located in Melbourne, Australia. The Company purchased all of the stock of Telstra for a payment of Australian $50.0 million (US $43.9 million). Telstra was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The operating results of Telstra have been included in the Company’s reported net income since the first quarter of 2008. The Company completed its purchase price allocation and the valuation of the respective acquired intangible assets with the assistance of independent third party valuation experts. As a result, the Company recognized an indefinite-life intangible and associated estimated fair value with respect to the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In summary the Company recorded an indefinite-life intangible asset with respect to the insurance carriers in the amount of $14.7 million, definite lived intangible assets with respect to acquired customer relationships in the amount of $2.6 million (with an estimated useful life of 20 years), and acquired developed technology in the amount of $523 thousand (with an estimated useful life of 3 years).

Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; and Dallas, Texas. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to our 3,000 customers across six continents. Ebix’ also has established product development unit in India which has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification in India. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 7 to the consolidated financial statements, included Part 1 in this Form 10-Q.
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
The key performance indicators for the three months ended March 31, 2009 and 2008 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands,
	except per share data)

Revenue	$20,668	$16,639
Revenue growth	24.2%	84.5%
Operating income	$8,357	$6,143
Operating margin	36.04%	36.92%
Net Income	$8,335	$5,670
Diluted earnings per share	$0.69	$0.47
Cash provided by operating activities	$7,816	$3.616
Results of Operations — Three-Months Ended March 31, 2009 and 2008
Operating Revenue
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008
Carrier Systems	$2,826	2,528
Exchanges	$12,033	9,443
BPO	$3,361	1,691
Broker Systems	$2,448	2,977

Totals	$20,668	16,639

The Company derives its revenues from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, business process outsourcing revenue, and the licensing of proprietary and third-party software.
During the three months ended March 31, 2009 our operating revenue increased $4.0 million or 24%, to $20.7 million in the first quarter of 2009 compared to $16.6 million during the first quarter of 2008. The increase in our first quarter 2009 revenue as compared to the first quarter of 2008 is a the result of a $2.6 million increase in our health insurance exchange division revenues, a $1.5 million increase in our annuity and life insurance exchange division revenues , and a $1.7 million increase in BPO division revenues, partially offset by a $1.5 million decrease in our property and casualty insurance exchange revenues primarily due to the effect of fluctuation in foreign currency exchange rates effecting reported results.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $1.2 million or 44%, from $2.8 million in the first quarter of 2008 to $4.1 million in the first quarter of 2009. This increase is attributable to additional personnel and facility costs in our BPO division in the amount of $808 thousand primarily associated with our recent acquisitions of Periculum and ConfirmNet, and $602 thousand of similarly related cost increases in support of our health insurance exchange division operations. As a percentage of revenues, our costs of services provided increased to 19.8% in the first quarter of 2009 from 17.1% in same period of 2008.
Product Development expenses
Product development expenses increased $334 thousand or 15%, from $2.2 million during the first quarter of 2008 to $2.5 million during the first quarter of 2009. This increase is primarily due to costs associated with new product development activities in support of our health insurance exchange division operations. Overall our consolidated product development expenses, as a percentage of revenues, increased to 12.1% in the first quarter of 2009 from 13.0% in the same period of 2008.
Sales and Marketing Expenses
Sales and marketing expenses increased $287 thousand or 34%, from $847 thousand in the first quarter of 2008 to $1.1 million in the first quarter of 2009. This increase is primarily attributable additional personnel and commission related costs in our BPO division in the amount of $196 thousand, and $106 thousand of similarly related cost increases in support of our health insurance exchange division operations. As a percentage of revenues, our sales and marketing costs increased slightly to 5.5% in the first quarter of 2009 from 5.1% in the same period of 2008.
General and Administrative Expenses
General and administrative modestly increased by $27 thousand from $3.82 million during the first quarter of 2008 to $3.84 million during the first quarter of 2009. $546 thousand of net reductions in administrative personnel and consulting related expenses, were offset by a $344 thousand increase in fees for audit and legal services and $193 thousand of increases in discretionary share-based and performance related compensation costs. Overall our consolidated general and administrative expenses, as a percentage of revenues, decreased to 18.6% in the first quarter of 2009 from 22.9% in the same period of 2008.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $75 thousand or 9.2%, from $819 thousand in the first quarter of 2008 to $744 thousand in the first quarter of 2009. This net decrease in amortization and depreciation expenses is primarily due to the completion of the amortization of the customer relationships intangible asset in connection with our acquisition of Heart in July 2004 which reduced amortization expense by $61 thousand, and in connection with our January 2008 acquisition of Telstra, the reclassification of a portion of the purchase price associated with the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia to an indefinite life intangible asset which reduced amortization expense by $122 thousand; partially offsetting these amortization expense reductions is a $96 thousand increase in amortization expense related to intangible assets associated with our April 2008 acquisition of Periculum, August 2008 acquisition of Acclamation, and November 2008 acquisition of ConfirmNet.

Income Taxes
The income tax provision for the three months ended March 31, 2009 was $196 thousand which is a $116 thousand or 37% decrease compared to the $312 thousand recognized in the same period in 2008. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering discrete items uniquely related to the respective interim reporting period. The effective tax rate utilized in the first quarter of 2009 was 4.7% which is slightly down from the 5.2% for the same period in 2008 due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations. Reported income tax expense for the three months ended March 31, 2009 are also lower due to a $249 thousand reduction in the provision for unrecognized tax benefits.
Liquidity and Capital Resources
Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in India, future cash outlays for income taxes are expected to substantially exceed current income tax expense but will not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with renewing our revolving credit facility and the issuance of equity securities to fund capital expenditures and organic growth initiatives, to make acquisitions, and to retire outstanding indebtedness.
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to our credit facilities and the capital markets, if required and available, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs, cash flows, and the condition of the capital markets in general, as to the availability of debt and equity financing, are subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities.
Our revolving line of credit, which had a current balance of $24.9 million, will mature in August 2009, and the first convertible note with Whitebox VSC, Ltd., which has current balance of $5.9 million as of May 7, 2009, will mature in December 2009. We expect to renegotiate a new revolving credit facility with a major commercial banking institution at relatively favorable market terms during the 2nd quarter. We expect that Whitebox will continue to convert principal balances on the convertible note into shares of our common stock as the year progresses. If favorable terms can be negotiated and if the capital market conditions are appropriate, we may seek to pre-pay any remaining balance on the Whitebox convertible notes prior to their maturity.
Our cash and cash equivalents were $11.8 million and $9.5 million at March 31, 2009 and December 31, 2008, respectively. Our cash and cash equivalents balance increased during the quarter primarily as a result of the cash generated from our operating activities.
Operating Activities
During the three months ended March 31, 2009 the Company generated $7.8 million of net cash flow from our ongoing operating activities. The primary components of the cash provided by operations for the quarter consisted of net income of $8.4 million, net of $743 thousand of depreciation and amortization, $(1.5) million of working capital requirements, and $243 thousand of non-cash compensation.
For the three months ended March 31, 2008, the Company generated $3.6 million of net cash flow from operating activities. The major sources of cash provided by operating activities for during the first quarter of 2008 was net income of $5.7 million, net of $819 thousand of depreciation and amortization, $(3.0) million of working capital requirements $100 thousand of non-cash compensation.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2009 totaled $3.8 million, of which $1.0 million was used to fulfill an earn-out payment obligation to the former shareholders of IDS (a November 2007 business acquisition), $3.1 million was used to fulfill an earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), and $727 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment. Partially offsetting these uses of cash resources for investment related purposes was the $1.1 million of cash provided from the maturities of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities totaled $47.4 million for the three months ended March 31, 2008, of which $43.0 million was used for the January 2008 acquisition of Telstra (net of $944 thousand of cash acquired), $4.3 million was used to purchase marketable securities (principally certificates of deposit with a major commercial banking institution), and $181 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment. The Telstra acquisition was financed with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock.
Financing Activities
During the three months ended March 31, 2009 the Company used $1.1 million for financing activities. This financing outflow for the quarter was comprised of $507 thousand used to complete open market repurchases of our common stock and $623 thousand was used to service existing long-term debt and capital lease obligations.
Net cash provided by financing activities for the three months ended March 31, 2008 totaled $4.1 million. During the first quarter of 2008 the Company borrowed $4.3 million from its revolving line of credit for operating and working capital needs. Also during the quarter the Company used $495 thousand to service existing long-term debt and capital lease obligations, and received $271 thousand from the exercise of outstanding vested common stock options.
Revolving Credit Facility
The Company has maintained a $25 million revolving line of credit facility with Bank of America Corporation that matures on August 31, 2009. The interest rate on the credit facility is Libor plus 1.30%. At March 31, 2009 the balance on the line of credit was $24.9 million with an effective interest rate was 1.8%, thereby leaving $100 thousand available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no events of default.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of March 31, 2009. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)

Long-term debt	$51,612	$36,612	$15,000	$—	$—
Operating leases	$6,657	$1,981	$2,688	$1,731	$257
Capital leases	$469	$170	$228	$71	$—

Total	$58,738	$38,763	$17,916	$1,802	$257

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

Application of Critical Accounting Policies
The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Summary of Significant Accounting Policies” sections of Note 1 to this Form 10-Q and the Consolidated Financial Statements, in our 2008 Form 10-K describe the pertinent accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisitions of Telstra eBusniess Services and Acclamation Systems, Inc. has affected our critical accounting policies and concluded that they have not had a significant impact on our critical accounting policies. We have also expanded our discussion of our accounting for income taxes to include our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and therefore we consider revenue earned and realizable when (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and, (d) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
In analyzing goodwill for potential impairment, we use projections of future discounted cash flows to determine each reporting unit’s fair value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2008, 2007 and 2006, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill. See Note 1 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 to Consolidated Financial Statements for the year ended December 31, 2008 in our 2008 annual report on Form 10-K.
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
We currently maintain a full valuation allowance against the deferred tax asset associated with the Company’s accumulated domestic net operating loss carryforwards because management believes it is more likely than not that this deferred tax asset may not be realizable due to uncertainties as to the generation of future taxable income in the United States and the lack of available tax-planning strategies.
Effective January of 2007 the Company adopted the Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s functional currency is included in the determination of net income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2009 and 2008 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain(loss) of $(1.2) million and $1.9 million respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $650 thousand and $445 thousand for the three months ended March 31, 2009 and 2008, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2009 the Company had $51.7 million of outstanding debt obligations which consisted of a $25.0 million balance on our revolving line of credit, the $11.5 million and $15.0 million remaining balances on our convertible promissory notes with Whitebox VSC, Ltd., and a $150 thousand balance on the note payable to AON in connection with the 2008 acquisition of Confirmnet. The interest rate on Whitebox convertible notes is fixed at 2.5% and the Confirmnet note is non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and interest rate stood at 1.8% at March 31, 2008. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $9 thousand and $60 thousand for the three ending March 31, 2009 and 2008 respectively. The Company’s average cash balances during the first quarter of 2009 was $10.7 million and its existing cash balances as of March 31, 2009 was $11.8 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $11 thousand and $13 thousand for the three ending March 31, 2009 and 2008 respectively.
The Company does not currently use any derivative financial instruments.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately and properly recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. RISK FACTORS
We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5. OTHER INFORMATION
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the repurchase of 1,200,000 shares of the company’s common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $20.00 per share, for an aggregate purchase price of $24.0 million. As of May 4, 2009, Brit holds 339,789 shares of our common stock, representing approximately 3.3% of our outstanding stock.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2009, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced	Average Price Paid	Purchased Under the Plans or
Period	Plans or Programs	Per Share (1)	Programs (2)

As of December 31, 2008	70,245	$20.43	$3,565,000
January 1, 2009 to January 31, 2009	26,874	$18.82	$3,059,000
February 1, 2009 to February 28, 2009	—	$—	$3,059,000
March 1, 2009 to March 31, 2009	—	$—	$3,059,000
Total	97,119	$19.99	$3,059,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(2)	On March 21, 2008, the Company’s board of directors ratified, and we publicly announced, an increase in the Company’s ability to repurchase shares of our outstanding common stock from an amount of $1.0 million to $5.0 million in shares. The opening balance stated here reflects the previous repurchase of 70,245 shares.
Item 6. EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date: May 8, 2009	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

2.1
Share Sale Agreement by and among Ebix, Inc., Ebix Australia (vic) Pty Ltd, and Telstra Services Solutions Holdings Limited dated December 22, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008 and incorporated herein by reference).

2.2
Stock Purchase Agreement by and amongst Ebix, Acclamation Systems, Inc., and Joseph Ott, as Seller dated July 31, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 5, 2008 and incorporated herein by reference).

2.3
Agreement and Plan of Merger by and among Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc and Craig A. Irving, as shareholder’s Representation dated November 1, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 11, 2008 and incorporated herein by reference).

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

10.29
Share Purchase Agreement made and entered into as of April 2, 2008 by and among Ebix, Inc and Rennes Foundation (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference).

10.30
Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference).

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