Form 10-Q
period 2009-06-30
EBIX INC
filed 2009-08-07
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2009, the number of shares of Common Stock outstanding was 10,336,236.

Ebix, Inc. and Subsidiaries
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenue	$22,421	$17,803	$43,089	$34,442

Operating expenses:
Cost of services provided	4,532	3,225	8,833	6,161
Product development	2,753	2,162	5,258	4,240
Sales and marketing	1,121	818	2,255	1,665
General and administrative	3,925	3,856	7,553	7,672
Amortization and depreciation	830	837	1,573	1,656

Total operating expenses	13,161	10,898	25,472	21,394

Operating income	9,260	6,905	17,617	13,048
Interest income	39	140	91	262
Interest expense	(273)	(394)	(557)	(736)
Foreign exchange gain (loss)	346	100	752	159

Income before income taxes	9,372	6,751	17,903	12,733
Income tax (expense)/benefit	(416)	(415)	(612)	(727)

Net income	$8,956	$6,336	$17,291	$12,006

Basic earnings per common share	$0.88	$0.65	$1.72	$1.21

Diluted earnings per common share	$0.73	$0.54	$1.42	$1.00

Basic weighted average shares outstanding	10,186	9,688	10,057	9,954

Diluted weighted average shares outstanding	12,487	11,977	12,427	12,220
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,876	$9,475
Short-term investments	3,154	1,536
Accounts receivable, less allowance of $548 and $453, respectively	16,394	13,562
Other current assets	1,558	951

Total current assets	32,982	25,524

Property and equipment, net	4,668	3,774
Goodwill	102,251	88,488
Indefinite-lived intangibles	13,637	11,589
Other intangible assets, net	11,014	10,235
Other assets	636	1,557

Total assets	$165,188	$141,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,766	$8,245
Accrued payroll and related benefits	2,353	2,709
Short term debt	24,945	24,945
Current portion of convertible debt	5,306	11,518
Current portion of long term debt and capital lease obligations	212	912
Deferred revenue	7,671	5,383
Other current liabilities	212	142

Total current liabilities	44,465	53,854

Convertible debt	15,000	15,000
Long term debt and capital lease obligation, less current portion	419	290
Other liabilities	2,708	941
Deferred revenue	96	330
Deferred rent	730	610

Total liabilities	63,418	71,025

Commitments and Contingencies, Note 9

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,331,872 issued and 10,318,369 outstanding at June 30, 2009 and 10,006,455 issued and 9,946,710 outstanding at December 31, 2008	1,032	981
Additional paid-in capital	118,282	111,641
Treasury stock (13,503 and 59,745 shares repurchased as of June 30, 2009 and December 31, 2008 respectively)	(76)	(1,178)
Accumulated deficit	(12,908)	(30,199)
Accumulated other comprehensive income	(4,560)	(11,103)

Total stockholders’ equity	101,770	70,142

Total liabilities and stockholders’ equity	$165,188	$141,167

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(unaudited)

								Accumulated
	Common Stock							Other
			Treasury		Additional			Comprehensive
			Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income
	(In thousands, except share amounts)
Balance, December 31, 2008	10,006,455	$981	(59,745)	$(1,178)	$111,641	$—	$(30,199)	$(11,103)	$70,142
Net income							17,291		17,291	$17,291
Cumulative translation adjustment								6,543	6,543	$6,543

Comprehensive income										$23,834

Conversion of principal and interest on convertible promissory notes	294,340	30			6,234				6,264
Repurchase of common stock	(16,224)	(2)	(10,650)	(205)	(298)				(505)
Exercise of stock options	82,846	8			1,414				1,422
Vesting of restricted stock	21,347	15			(15)				—
Retirement of treasury stock	(56,892)		56,892	1,307	(1,307)				—
Deferred compensation and amortization related to options					613				613
Balance, June 30, 2009	10,331,872	1,032	(13,503)	$(76)	$118,282	$—	$(12,908)	$(4,560)	$101,770
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$17,291	$12,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,573	1,651
Stock-based compensation	100	64
Restricted stock compensation	513	254
Unrealized foreign exchange gain on forward contracts	(144)	—
Provision for doubtful accounts	90	179
Changes in operating assets and liabilities:
Accounts receivable	(2,617)	(2,738)
Other assets	(387)	44
Accounts payable and accrued expenses	(483)	(1,282)
Accrued payroll and related benefits	(532)	216
Deferred revenue	1,092	(368)
Deferred taxes	(1,125)	653
Deferred rent and other liabilities	178	(20)

Net cash provided by operating activities	15,549	10,659

Cash flows from investing activities:
Investment in Telstra eBusiness Services, net of cash acquired	—	(42,968)
Investment in Periculum, net of cash acquired	(200)	(1,067)
Investment in ConfirmNet, net of cash acquired	(3,094)	—
Investment in IDS, net of cash acquired	(1,000)	—
Investment in Acclamation, net of cash acquired	(85)	—
Investment in Facts, net of cash acquired	(5,704)	—
(Purchase) Maturities of marketable securities, net	(1,618)	(655)
Capital expenditures	(1,200)	(382)

Net cash used in investing activities	(12,901)	(45,072)

Cash flows from financing activities:
Proceeds from (payments on) line of credit	—	9,295
Proceeds from the issuance of common stock, net of issuance costs	—	12,518
Proceeds from the exercise of the stock options	1,422	514
Repurchase of Common Stock	(505)	(24,000)
Payments on capital lease obligations	(78)	(2)
Principal payments of debt obligations	(742)	(490)

Net cash provided/(used) in financing activities	97	(2,165)

Effect of foreign exchange rates on cash	(344)	(1,469)

Net change in cash and cash equivalents	2,401	(38,047)
Cash and cash equivalents at the beginning of the period	9,475	48,437

Cash and cash equivalents at the end of the period	$11,876	$10,390

Supplemental disclosures of cash flow information:
Interest paid	$429	$459
Income taxes paid	$2,873	$560
Supplemental Disclosure of noncash financing activities
During the six months ended June 30, 2009 the holder of the convertible notes, Whitebox VSC, Ltd. (“Whitebox”) converted $6.3 million of principal and accrued interest into 294,340 shares of the Company’s common stock.
During the six months ended June 30, 2009, the company has entered into a twelve month currency forward contract with an aggregate notional amount of $8 million to sell United States Dollars and buy Indian Rupees and the Company recognized an unrealized gain of $144 thousand on marking the contracts to their fair market value at June 30, 2009.
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a series of on -demand software products and e-commerce services for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in the insurance and financial industries. The Company has its headquarters in Atlanta, Georgia and also operates in five other countries including Australia, New Zealand, Singapore, UK and India. International revenue accounted for 25.4% and 41.2% of the Company’s total revenue for the six months ended June 30, 2009 and 2008 respectively.
The Company’s revenues are derived from four product/service groups. The Company’s revenue in local currency terms for each of the four groups grew in the second quarter of 2009 and the six-month period ending June 30, 2009 as compared to the same period in 2008. The strengthening of the U.S. $ year over year, resulted in the broker division revenue (primarily coming from international divisions) for 2009 decreasing significantly in US$ terms. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Carrier Systems	$2,701	$2,843	$5,527	$5,133
Exchanges	13,162	9,380	25,195	18,731
BPO	3,714	1,817	7,075	3,514
Broker Systems	2,844	3,763	5,292	7,064

Totals	$22,421	$17,803	$43,089	$34,442

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, and the effect of inter-company balances and transactions has been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31,2008.
Reclassification—Beginning in 2008 and for all subsequent periods reported, the Company has reclassified and separately presented in the accompanying consolidated balance sheets and statements of cash flows its investments in and cash flows associated with short-term investments in certificates of deposit placed with its commercial bank in India. These certificates of deposit have maturities in ranging from 12 to 120 months. The aggregate amount of these short-term investments was $3.2 million and $1.5 million at June 30, 2009 and December 31, 2008, respectively, and the net cash inflows (outflows) arising from these investments was ($1.6) million and ($655) thousand for the six months ended June 30 2009 and 2008, respectively.
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. These certificates of deposit have maturities periods ranging from 12 to 120 months, with a weighted average maturity period of approximately 12 months at June 30, 2009. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value at June 30, 2009 and December 31, 2008. The carrying value of our short-term investments was $3.2 million and $1.5 million at June 30, 2009 and December 31, 2008, respectively.
Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, and our line of credit is a reasonable estimate of their fair value due to the short maturity of these items and/or their fluctuating interest rates.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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
The Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. Revenue is recorded net of sales tax, as these taxes are recognized as a liability upon billing.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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
Allowance for Doubtful Accounts Receivable—Accounts receivable is stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $90 thousand and $90 thousand for the three and six months ended June 30, 2009, respectively, and $150 thousand and $180 thousand for the three and six months ended June 30 2008, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. No accounts were written off as uncollectible during the six months ending June 30, 2009 and 2008 respectively.
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
During the six months ended June 30, 2009 the Company recorded $8.7 million of additional goodwill in connection with the previous acquisitions of Telstra, Acclamation, Periculum, and ConfirmNet, and its most recent acquisition of Facts Services, Inc (“Facts”) which was effective on May 1, 2009.
Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

(In thousands)
Beginning Balance at December 31,2008	$88,488
Additions	8,668
Foreign currency translation adjustments	5,095

Ending Balance at June 30, 2009	$102,251

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

Life
Category	(yrs)
Customer relationships	4-20
Developed technology	3-7
Trademarks	5-10

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The carrying value of intangible assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Intangible assets:
Customer relationships	$13,032	$11,373
Developed technology	5,051	4,762
Trademarks	687	656
Backlog	140	140

Total intangibles	18,910	16,931
Accumulated amortization	(7,896)	(6,696)

Intangibles, net	$11,014	$10,235

Indefinite-lived intangibles:
Customer/territorial relationships	$13,637	$11,589
Amortization expense recognized in connection with acquired intangible assets was $482 thousand and $594 thousand respectively for the three months ended June 30, 2009 and 2008, and $951 thousand and $1.2 million respectively for the six months ended June 30, 2009 and 2008.
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
Recent Accounting Pronouncements— In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations,” and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R during the first quarter of 2009 and applied this accounting standard to the recording of its acquisition of Facts which was completed as of May 1, 2009.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the implementation of the provisions of FAS No. 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states regarding the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year 2009. The Company has adopted SFAS 157, FSP FAS 157-2, and FSP SFAS No. 157-4, and the adoption of these standards did not have material impact on the our consolidated financial position and results of operations.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 did result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 14, Financial Instruments, for these additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. The provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events.
Note 2: Earnings per Share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented on the consolidated statements of income have been adjusted to reflect the retroactive effect of the Company’s 3-for-1 stock split dated October 9, 2008 (see Note 3 for further explanation). Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At June 30, 2009 and 2008 there were 361,872 and 361,392, respectively, shares potentially issuable with respect to stock options which could dilute EPS in the future but which was excluded from the diluted EPS calculation because presently their effect is anti-dilutive.
To calculate diluted earnings per share, interest expense related to convertible debt of $135 thousand and $125 thousand for the three months ended June, 2009 and 2008, and $298 thousand and $250 thousand for the six months ended June, 2009 and 2008, respectively was added back to net income.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended
	June 30,
	2009	2008
Basic Weighted Average Shares Outstanding	10,186,485	9,688,320

Incremental Shares	2,300,976	2,288,994

Diluted Shares Outstanding	12,487,461	11,977,314

	For the Six Months Ended
	June 30,
	2009	2008
Basic Weighted Average Shares Outstanding	10,057,457	9,953,556

Incremental Shares	2,369,769	2,266,755

Diluted Shares Outstanding	12,427,226	12,220,311

Note 3: Stock Split
On July 29, 2008 the Board of Directors approved and declared a 3-for-1 stock split on shares of its common stock (the “Stock Split”) effective October 9, 2008 (the “Split Date”) outstanding as of the close of business on September 29, 2008. As a result of the Stock Split, every share of the Company’s common stock was converted into three shares of the common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged after the Stock Split. Furthermore, as a result of the Stock Split approximately 6.5 million additional shares of common stock were issued and the Company’s issued and outstanding common stock was increased to approximately 9.8 million shares. Shares reserved for issuance under the Company’s 1996 Stock Option Plan, the 1998 Director Option Plan, the 2006 Incentive Compensation Program, and for the Company’s 2.5% convertible promissory notes were similarly adjusted. Information presented in these consolidated financial statements, the accompanying notes, and the MD&A have been adjusted for all periods presented to reflect the retroactive effect of the stock split.
Note 4: Business Acquisitions
The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, as amended by SFAS No. 141R, Business Combinations issued in December 2007 and which is effective for acquisitions completed after December 15, 2008. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Certain acquisitions included contingent consideration in the form of earn-out provisions which are recorded as a component of goodwill at its estimated fair value.
2009 Acquisition
Facts Services, Inc. —Effective May 1, 2009, Ebix, Inc. acquired Facts, a leading provider of fully automated software solutions for healthcare payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $6.5 million for all of Facts’ stock. The Company is combining Facts’ operations with its Pittsburgh health services division operating under the name of EbixHealth, which included operating results of Facts starting in the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves. The purchase price allocation for the Facts acquisition is not complete because the Company is in the process of developing a valuation of the respective acquired identifiable intangible and tangible assets. The Company has tentatively recognized $5.9 million of goodwill and $595 thousand of intangible assets in connection with the acquisition of Facts. The recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of Facts with Ebix, and the value of the acquired workforce.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates for those business combinations completed during 2009 and 2008:

	June 30,	December 31,
(In thousands)	2009	2008
Current assets	$9,146	$7,638
Property and equipment	817	817
Intangible assets	7,183	5,809
Indefinite-lived intangibles	14,862	14,748
Goodwill	66,988	58,322

Total assets acquired	98,996	87,334
Less: liabilities assumed	(17,438)	(12,558)

Net assets acquired	$81,558	$74,776

The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2009 and 2008 as of the acquisition date:

		Weighted
		Average
Intangible asset category	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$6,102	14.5
Developed technology	1,081	4.0

Total acquired intangible assets	$7,183	$12.9

Note 5: Pro Forma Financial Information
The following pro forma financial information for the six months ended June 30, 2009 and 2008 presents the consolidated operations of the Company as if the Facts acquisition described above in Note 4 had been made on January 1, 2008, after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition dates. The Company made adjustments primarily for the amortization of intangible assets and the recognition of income tax expense using local effective tax rates. This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$43,089	$44,708	$34,442	$36,769
Net income	$17,291	$17,443	$12,006	$11,923
Basic earnings per share	$1.72	$1.73	$1.21	$1.20
Diluted earnings per share	$1.42	$1.43	$1.00	$1.00
Note 6: Short-term Debt
The Company’s short term debt consists of a $25.0 million revolving line of credit facility with Bank of America Corporation. The line provides for a variable interest rate at Libor plus 1.3%, is secured by a first security interest in substantially all of the Company’s assets, and expires on August 31, 2009. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no cited events of default.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
There were no repayments or borrowings on the line of credit during the six months ended June 30, 2009. As of June 30, 2009 the outstanding balance on the line was $24.9 million and the facility carried an interest rate of 1.62%.
During the year ending December 31, 2008 the Company borrowed $9.3 million from the revolving line of credit facility, and at year end 2008 the balance on the credit facility was $24.9 million.
Note 7: Long-term Debt:
Long-term debt is in connection with the acquisition of EbixLife (formerly known as LifeLink) in February 2004 the purchase consideration of which included a $2.5 million non-interest bearing note payable. The note was payable in annual installments of $500 thousand over five years. The Company imputed interest on this debt at the rate of 4%. The final installment payment was made in February 2009.
Note 8: Convertible Debt
The Company accounts for its convertible debt in accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.
On July 11, 2008, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox in the original principal amount of $15.0 million, which amount is convertible into shares of Common Stock at a “Conversion Price” of $28.00 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum which is payable on an annual basis on July 11 of each year, each date of conversion (as to the principal amount being converted), and the maturity date. No warrants were issued with this convertible note. The note is payable in full at its maturity date of July 11, 2010. The proceeds of this note were used by the Company to partially finance the acquisition of Acclamation. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $28.00 per share, if the average price of the Company’s Common Stock on the trading market exceeds $56.00 for any consecutive 30 trading days.
On December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox in the original principal amount of $20.0 million, which amount is convertible into shares of Common Stock at a “Conversion Price” of $21.28 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum, payable on an annual basis on December 18th of each year, each date of conversion (as to the principal amount being converted) and the maturity date. No warrants were issued with this convertible note. The proceeds of this note were used by the Company to partially finance the acquisition of Telstra. The Note is convertible, in whole or in part, into shares of Common Stock at the option of Whitebox, at any time and from time to time (subject to certain conversion limitations set forth in the Note), at the Conversion Price. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $21.28 per share, if the average price of the Company’s Common Stock on the trading market exceeds $42.67 for any consecutive 30 trading days. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC this registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009. Through June 30, 2009 Whitebox converted $14.9 million of principal and accrued interest into 700,237 shares of the Company’s common stock.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 9: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2009 and 2008. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2009 and 2008 was $1.1 million and $1.2 million, respectively. Sublease income was $69 thousand and $37 thousand, respectively for the six months ended June 30, 2009 and 2008.
Contingencies—The Company is not involved in any significant legal action or claim, that in the opinion of management can have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2009, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $103 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2009, is $1.2 million.
Note 10: Income Taxes
Effective Tax Rate—Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35%. The effective income tax for the six months ended June 30, 2009 rate was 4.81%, as compared to 5.70% for the same period in 2008. The effective tax rate for 2009 has decreased due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations. The Company’s interim period income tax provisions are based on our current estimate of the effective income tax rates applicable to the related annual twelve month period, after considering discrete items unique to the respective interim reporting period.
In the United States the Company’s effective federal income tax rate is reduced because of the use of available net operating loss (“NOL”) carry-forwards used to partially offset taxable income. At June 30, 2009, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $34 million (net of approximately $8.8 million utilized to reduce the taxable income for the six months ending June 30, 2009), which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire during each of the years 2009 through 2020. A full valuation allowance currently exists against the Company’s accumulated domestic net operating loss carryforwards because of uncertainty as to the expectation of future taxable income in the United States and the pending execution of available tax planning strategies. Changes in the valuation allowance could have a material impact on the Company’s future effective tax rate.
Currently, the Company’s local taxable income in India, other than passive interest and rental income, is subject to a tax holiday. The tax holiday is scheduled to expire in 2011. The Company’s operations in India are also subject to the 11.33% Minimum Alternative Tax (“MAT”). For the three month and six periods ended June 30, 2009 the Company’s MAT liability was $343 thousand and $739 thousand respectively. The tax paid under the MAT provisions is carried forward for a period of seven years to be used as an offset against future tax liabilities computed under the regular corporate income tax provisions, for which the current income tax rate is 33.99%. Accordingly, the Company’s consolidated balance sheet at June 30, 2009 includes a long-term deferred tax asset in the amount of $2.1 million.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
FIN 48 “Accounting for Uncertainty in Income Taxes”—The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 “FIN 48.” As of June 30, 2009 the Company’s consolidated balance sheet includes a liability of $763 thousand for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2009	$914

Additions for tax positions related to current year	98
Additions for tax positions of prior years	—
Reductions for tax position of prior years	(249)

Balance at June 30, 2009	$763

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, we presently do not expect the change to have a significant impact on our consolidated statement of income or consolidated balance sheet. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
Note 11: Financial Instruments
SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 —	Quoted prices in active markets for identical assets or liabilities.
•	Level 2 —
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; or quoted prices for identical or similar assets and liabilities in markets that are not active.

•	Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has classified its financial instruments, being the foreign exchange forward contracts discussed in Note 12, which are measured at fair value on a recurring basis, into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

As at June 30, 2009
Fair Value Measurement at reporting date using
		Quoted price in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Currency forward contract	$142	$—	$142	$—

Liabilities
Currency forward contract	$—	$—	$—	$—

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 12: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under SFAS No. 133, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. During the three months ended June 30, 2009 the Company entered into a series of twelve month foreign currency forward contracts maturing June 10, 2010 and totaling $8.0 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The changes in the fair value of these derivatives is recorded in foreign exchange gains (losses), in the consolidated statements of income and were $144 thousand for the three and six months ended June 30, 2009.
The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

As at June 30, 2009
		Balance Sheet
	Notional principal	exposure asset
	amount (Note a)	(liability) (Note b)
Foreign exchange forward contracts denominated in:

United States Dollars (sell) Indian Rupee (buy)	$8,000	$142

		$142

(a)
Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks, or derivative financial instruments agreements.

(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.
The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

Non-designated
As at June 30,
2009
Assets
Other current assets	$142
Other assets	$—

Liabilities
Other current liabilities	$—
Other liabilities	$—
Note 13: Sales of Unregistered Common Stock
Note 10 to the Company’s consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 included in our 2008 Annual Report on Form 10-K and incorporated herein by reference, includes details regarding the sales of unregistered shares of the Company’s common stock occurring during those years. The shares sold in December 2007 and April 2008 were registered in a S-1 registration statement number 333-150371 that was filed with the SEC and declared effective on February 18, 2009. During the six months ended June 30, 2009 there were no registered or unregistered sales of the Company’s common stock.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Repurchase of Common Stock from Brit:
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the repurchase of 1,200,000 shares of the company’s common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $20.00 per share, for an aggregate purchase price of $24.0 million. As of August 5, 2009, Brit holds 339,789 shares of our common stock, representing approximately 3.33% of our outstanding stock. The Company financed this share repurchase using a combination of the proceeds of its April 2008 sales of common stock ($11.0 million), cash on hand ($8.0 million) and additional borrowings under its line of credit ($5.0 million).
Note 15: Geographic Information
The Company operates in one reportable segment whose performance and results are regularly reviewed by the Company’s chief decision maker as to performance and allocation of resources. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” the following enterprise wide information is provided. This information relates to the geographic locations in which the Company conducts business operations.
Six Months ended June 30, 2009

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$32,160	$9,525	$573	$—	$831	$43,089
Fixed assets	$2,588	$439	$34	$1,566	$41	$4,668
Goodwill	$66,311	$35,940	$—	$—	$—	$102,251
Other intangible assets	$8,550	$16,101	$—	$—	$—	$24,651
Headcount	312	66	8	290	6	682
Six Months ended June 30, 2008

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$20,247	$12,699	$505	$36	$955	$34,442
Fixed assets	$2,111	$429	$33	$816	$38	$3,427
Goodwill	$29,983	$54,748	$—	$—	$—	$84,731
Other intangible assets	$6,362	$3,626	$—	—	$—	$9,988
Headcount	235	67	9	162	6	479
The results of operations for Australia, New Zealand and Singapore were adversely affected in 2009 because of the significant strengthening of the U.S. $ as compared to the foreign currencies for the countries in which we conduct international operations. In particular during the six-month period ending June 30, 2009 the average exchange rates for Australia, New Zealand, and Singapore weakened by 22.9%, 26.6%, and 7.0% respectively.
Note 16: Subsequent Events thru August 6, 2009
Conversion of a Portion of Outstanding Debt—During July 2009 Whitebox in connection with the $15 million Secured Convertible Promissory Note dated July 11, 2008, converted $500 thousand of principal into 17,867 shares of the Ebix common stock.

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
The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•
Regarding Notes 6, and 8 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
With respect to Note 9 of the Condensed Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies;

•	Regarding Note 4 of the Condensed Notes to Consolidated Financial Statements related to acquired intangible assets and our ability to accurately estimate the fair value of such assets; and,
•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and in particular the analysis of the six month revenue trend, and the actual level of demand for our services during the immediately foreseeable future.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part 1 Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Company Overview
Ebix, Inc. is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in the desire to reduce paper based processes and improve efficiency both at the back-end side and also at the consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the world-wide insurance industry will continue to experience significant change and the need for increased efficiencies through online exchanges and streamlined processes. The changes in the insurance industry are likely to create new opportunities for the Company.

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
Recently, we have continued to expand both organically and through a series of acquisitions including:
Facts Services, Inc.—Effective May 1, 2009, Ebix, Inc. acquired Facts, a leading provider of fully automated software solutions for healthcare payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $6.5 million for all of Facts’ outstanding stock. The Company is combining Facts operations with its Pittsburgh health services division operating under the name of EbixHealth, which will include operating results of Facts starting in the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves.
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

Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Coral Gables, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; and Dallas, Texas. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to approximately 3,000 customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 7 to the consolidated financial statements, included Part 1 in this Form 10-Q.
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
The key performance indicators and their results for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Revenue	$22,421	$17,803	$43,089	$34,442
Revenue growth (yr over yr)	25.9%	81.4%	25.1%	82.9%
Operating income	$9,260	$6,905	$17,617	$13,048
Operating margin	41.3%	38.8%	40.9%	37.9%
Net income	$8,956	$6,336	$17,291	$12,006
Diluted earnings per share	$0.73	$0.54	$1.42	$1.00
Cash provided by operating activities	$7,733	$7,043	$15,549	$10,659
Results of Operations—Three Month Periods Ended June 30, 2009 and 2008
Operating Revenue
The Company generates its revenues from professional and support services, which includes revenues from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered over our exchanges or on an ASP basis, fees for hosting software, fees for software license maintenance and registration, business process outsourcing revenue, and the licensing of proprietary and third-party software.
Our revenues are principally derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Carrier Systems	$2,701	$2,843	$5,527	$5,133
Exchanges	13,162	9,380	25,195	18,731
BPO	3,714	1,817	7,075	3,514
Broker Systems	2,844	3,763	5,292	7,064

Totals	$22,421	$17,803	$43,089	$34,442

During the three months ended June 30, 2009 our operating revenue increased $4.6 million or 25.9%, to $22.4 million in the second quarter of 2009 compared to $17.8 million during the second quarter of 2008. Although, the significant year over year strengthening of the US dollar, resulted in the exchange and broker division revenues (primarily coming from our international operations) for second quarter of 2009 decreasing by $1.1 million in U.S.$ terms. In particular our reported revenues from our international operations in Australia, New Zealand, and Singapore for the second quarter of 2009 were adversely affected because of the strengthening US dollar. Specifically during the three-month period ending June 30, 2009 the average exchange rates for Australia, New Zealand, and Singapore weakened by 19.5%, 22.3%, and 7.3% respectively.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $1.3 million or 40.6%, from $3.2 million in the second quarter of 2008 to $4.5 million in the second quarter of 2009. This increase is attributable to additional personnel and facility costs primarily associated with our acquisitions of Periculum, ConfirmNet and Acclamation. During the quarter we were able to achieve a $219 thousand of cost reductions, as compared to the same quarter of the prior year, as a result of off shoring certain functions to our operating facilities in India.
Product Development Expenses
The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. Product development expenses increased $591 thousand or 27.3%, from $2.2 million during the second quarter of 2008 to $2.8 million during the second quarter of 2009. This increase is primarily due to costs associated with new product development activities in support of our recent acquisitions within our exchange division.
Sales and Marketing Expenses
Sales and marketing expenses increased $303 thousand or 37.0%, from $818 thousand in the second quarter of 2008 to $1.1 million in the second quarter of 2009. This increase is primarily attributable additional personnel and commission related costs in our BPO and exchange divisions.
General and Administrative Expenses
General and administrative costs slightly increased by $69 thousand or 1.8%, from $3.86 million during the second quarter of 2008 to $3.93 million during the second quarter of 2009. During the quarter $542 thousand of additional personnel and compensation related costs were largely offset by $458 thousand of reduced facility and travel expenses.
Amortization and Depreciation Expenses
Amortization and depreciation expenses of $830 thousand remained steady during the second quarter of 2009 as compared to the $837 thousand reported for the second quarter of 2008. Increased depreciation expense of $103 thousand related to additional capital equipment expenditures were offset by a $110 thousand reduction in amortization expense related to the to the completion of the amortization of the customer relationships intangible asset acquired with purchase acquisition of Heart Consulting Pty Ltd. (“Heart”) (acquired in July 2004), and the reclassification of a portion of the purchase price of Telstra (acquired in January 2008) associated with the existing contractual/territorial relationships with the property and casualty insurance carriers in Australia to an indefinite life intangible asset which reduced amortization expense by $42 thousand.
Income Taxes
The income tax provision for the three months ended June 30, 2009 is $416 thousand which is flat as compared to the compared to the $415 thousand recognized in the same period in 2008. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering discrete items uniquely related to the current interim reporting period. The effective tax rate utilized in the second quarter of 2009 was 4.46% which is down from the 6.1% for the same period in 2008 due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations.

Results of Operations—Six-Month Periods Ended June 30, 2009 and 2008
Operating Revenue
During the six months ended June 30, 2009 our operating revenue increased $8.6 million or 25.1%, to $43.1 million in 2009 compared to $34.8 million during the same period in 2008. Although, the significant year over year strengthening of the US dollar, resulted in the exchange and broker division revenues (primarily coming from our international operations) for the six months ended June 30, 2009 decreasing by $3.3 million in US$ terms. In particular our reported revenues from our international operations in Australia, New Zealand, and Singapore for the first half of 2009 were adversely affected because of the strengthening US dollar. Specifically during the six-month period ending June 30, 2009 the average exchange rates for Australia, New Zealand, and Singapore weakened by 22.9%, 26.6%, and 7.0% respectively.
Cost of Services Provided
Costs of services provided, increased $2.7 million or 43.4% during the six months ended June 30, 2009 to $8.8 million in 2009 as compared to $6.2 million incurred during the same period in 2008. This increase is principally attributable to additional personnel and facility costs associated with our recent acquisitions of Periculum, ConfirmNet, and Acclamation.
Product Development Expenses
Product development expenses increased $1.0 million or 23.8% during the six months ended June 30, 2009 to $5.3 million in comparison to $4.2 million of costs incurred during the same period in 2008. This increase is primarily due to costs associated with new product development activities in support new product offerings of the exchange division.
Sales and Marketing Expenses
Sales and marketing expenses increased $0.6 million or 35.4% during the six months ended June 30, 2009 to $2.3 million as compared to $1.7 million recognized during the same period in 2008. This increase is primarily attributable additional personnel and commission related costs in our BPO and exchange divisions.
General and Administrative Expenses
General and administrative costs of $7.55 million for the six months ended June 30, 2009 remained relatively steady as compared to the $7.67 million reported for the same period in 2008. During the current year-to-date period additional personnel related and compensation costs amounting to $760 thousand were largely offset by $859 thousand in reduced facility costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased slightly by $83 thousand during the six months ended June 30, 2009 to $1.6 million as compared to $1.7 million recorded during the same period in 2008. We incurred increased depreciation expense of $141 thousand related to additional capital equipment expenditures and additional amortization expenses amounting to $172 thousand related to intangible assets associated with the April 2008 acquisition of Periculum, August 2008 acquisition of Acclamation, November 2008 acquisition of ConfirmNet, and the May 2009 acquisition of Facts. Primarily offsetting these expense increases were a $142 thousand reduction in amortization expense related to the to the completion of the amortization of the customer relationships intangible asset acquired with purchase acquisition of Heart (acquired in July 2004), and the reclassification of a portion of the purchase price of Telstra (acquired in January 2008) associated with the existing contractual/territorial relationships with the property and casualty insurance carriers in Australia to an indefinite life intangible asset which reduced amortization expense by $164 thousand.

Income Taxes
The income tax provision for the six months ended June 30, 2009 was $612 thousand which represents a $115 thousand or16% decrease compared to the $727 thousand recognized during the same period of 2008. The Company’s cumulative interim period income tax provisions are based on the estimated effective income tax rates applicable the entire annual reporting, after considering discrete items unique to the interim periods being reported. The effective tax rate for the interim six month period thru June 30 was 4.81% which is down from the 5.70% for the same period in 2008 due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations. Reported income tax expense for the six months ended June 30, 2009 are also lower due to a $249 reduction in the provision for uncertain tax positions.
Liquidity and Capital Resources
Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in India, future cash outlays for income taxes are expected to substantially exceed current income tax expense but will not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with renewing our revolving credit facility and the possible issuance of additional equity securities to fund capital expenditures and organic growth initiatives, to make acquisitions, and to retire outstanding indebtedness.
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to our credit facilities and the capital markets, if required and available, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs, cash flows, and the condition of the capital markets in general, as to the availability of debt and equity financing, are subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. Our revolving line of credit, which has a current balance of $24.9 million, will mature in August 2009, and the $20 million December 18, 2007 convertible note with Whitebox which has current balance of $5.3 million, will mature in December 2009. As to the to our revolving line of credit, during the third and fourth quarters of 2009 we expect to do either of the following: (a) secure a short-term extension under reasonable terms acceptable to the Company; (b) renew the existing facility with Bank of America Corporation at favorable market terms; (c) execute an agreement for new revolving credit facility with a major commercial bank at acceptable market terms; and/or (d) raise equity capital in order to fully pay the balance on the existing line of credit. In light of the current market value of the Company’s common stock we anticipate that Whitebox will convert the remaining principal balance on the December 18, 2007 convertible note and a significant portion of the $15 million July 11, 2008 Whitebox convertible note into shares of our common stock over the forthcoming months.
Our cash and cash equivalents were $11.9 million and $9.5 million at June 30, 2009 and December 31, 2008, respectively. Our cash and cash equivalents balance increased during the quarter primarily as a result of the cash generated from our operating activities.

Operating Activities
For the six months ended June 30, 2009, the Company generated $15.5 million of net cash flow from operating activities which is $4.8 million or 45.8% greater than the $10.7 million generated during the six months ended June 30, 2008. The primary components of the cash provided by operations for the quarter consisted of net income of $17.3 million, net of $1.6 million of depreciation and amortization, $(3.8) million of working capital requirements, and $0.6 million of non-cash compensation.
The $10.7 million of net cash flows generated by our operating activities during the six months ended June 30, 2008 principally consisted of net income of $12.0 million, net of $(3.3) million of working capital requirements, $1.7 million of depreciation and amortization, and $319 thousand of non-cash compensation.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2009 totaled $12.9 million, of which $6.5 million was used for the acquisition of Facts (effective May 1, 2009), $1.0 million was used to fulfill an earn-out payment obligation to the former shareholders of IDS (a November 2007 business acquisition), $3.1 million was used to fulfill earn-out payment obligations to the former shareholders of ConfirmNet (a November 2008 business acquisition), $1.2 million was used for capital expenditures and purchases of operating equipment pertaining to the enhancement of our technology platforms, and $1.6 million was used for investments in marketable securities (specifically bank certificates of deposit).
Net cash used for investing activities totaled $44.4 million for the six months ended June 30, 2008, of which $43.0 million was used for the January 2008 acquisition of Telstra (net of $1.3 million of cash acquired), $382 thousand was used for operating equipment and capital expenditures in support of our technology platforms.
Financing Activities
During the six months ended June 30, 2009 the net cash provided from financing activities was $110 thousand. This financing inflow was comprised of $507 thousand used to complete open market repurchases of our common stock and $805 thousand used to service existing long-term debt and capital lease obligations. Partially offsetting these uses of cash for financing related purposes was $1.4 million provided from the exercise of stock options.
Net cash used for financing activities for the six months ended June 30, 2008 totaled $2.2 million. This net cash outflow was primarily comprised of $9.3 million provided from our revolving line of credit facility and $12.5 million generated from the sale of common stock, offset by $24.0 million used to repurchase of our common stock from an affiliate.
Revolving Credit Facility
The Company has a $25 million revolving line of credit facility with Bank of America Corporation that matures on August 31, 2009. The interest rate on the credit facility is Libor plus 1.30%. At June 30, 2009 the balance on the line of credit was $24.9 million with an effective interest rate was 1.62%, thereby leaving $100 thousand available under the facility. The underlying loan and security agreement contains certain financial covenants related to profitability, current assets, and debt coverage to which the Company is in compliance. There have been no cited events of default.
Off-Balance Sheet Arrangements
The Company does not and has not engaged in off-balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of June 30, 2009. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)

Short-term debt	$24,945	$24,945	$—	$—	$—
Convertible debt	20,306	5,306	15,000	—	—
Operating leases	6,221	1,897	2,611	1,566	147
Capital leases	631	212	276	143	—

Total	$52,103	$32,360	$17,887	$1,709	$147

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.
Application of Critical Accounting Policies
The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Summary of Significant Accounting Policies” sections of Note 1 to this Form 10-Q and the Consolidated Financial Statements, in our 2008 Form 10-K describe the pertinent accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisition of Telstra and Acclamation has affected our critical accounting policies and concluded that it has not had a significant impact on our critical accounting policies.
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
In analyzing goodwill for potential impairment, we use projections of future discounted cash flows to determine each reporting unit’s fair value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2008, 2007 and 2006, we had no impairment of our reporting unit goodwill balances. For additional information concerning our recorded goodwill balances, see Note 1 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 to Consolidated Financial Statements for the year ended December 31, 2008 in our 2008 annual report on Form 10-K.

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
Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is generally the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s functional currency are included in the determination of net income.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company also has significant operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. Net changes in the cumulative foreign currency translation account, which is a component comprehensive income with stockholders equity, were unrealized gains (losses) of $7.7 million and $6.5 million respectfully during the three and six months ended June 30, 2009, and $1.7 million and $3.6 million respectfully for the three and six months ended June 30, 2008. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $728 thousand and $1.4 million for the three and six months ended June 30, 2009, respectively and approximately $1.9 million and $2.3 million for the three and six months ended June 30, 2008, respectively.

During the quarter ended June 30, 2009, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of June 30, 2009, the notional value of these contracts which are scheduled to mature in eleven months is $8 million. Changes in the fair value of these derivative instruments are recognized in our consolidated income statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the intercompany receivables being hedged. For the six months ended June 30, 2009, we recognized an unrealized gain of $144 thousand included in “Foreign exchange gain (loss)” in the consolidated statements of income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at June 30, 2009, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $1.3 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $1.9 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2009 the Company had $45.2 million of outstanding debt obligations which consisted of a $24.9 million balance on our revolving line of credit, and $5.3 million and $15.0 million respectively on the remaining balances on the December 17, 2007 and July 1, 2008 convertible promissory notes with Whitebox. The interest rate on Whitebox convertible notes is fixed at 2.5% therefore these instruments present no risk as to exposures to financial market fluctuations. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and interest rate stood at 1.62% at June 30, 2009. The Company is exposed to market risk in regards to the line of credit as to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $7 thousand and $16 thousand for the six months ending June 30, 2009 and 2008 respectively. The Company’s average cash balances during the six months of 2009 was $10.8 million and its existing cash balances as of June 30, 2009 was $11.9 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $18 thousand and $14 thousand for the six months ending June 30, 2009 and 2008, respectively.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures—As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately and properly recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting—There were no changes in our internal control over financial reporting during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2009, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced	Average Price Paid	Purchased Under the Plans or
Period	Plans or Programs	Per Share (1)	Programs (2)

As of December 31, 2008	70,245	$20.43	$3,565,000
January 1, 2009 to March 31, 2009	26,874	$18.82	$3,059,000
April 1, 2009 to June 30, 2009	—	$—	$3,059,000

Total	97,119	$19.98

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

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

Ebix, Inc.
Date: August 7, 2009	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Robert F. Kerris
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