Form 10-Q
period 2009-09-30
EBIX INC
filed 2009-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2009, the number of shares of Common Stock outstanding was 11,318,771.

Ebix, Inc. and Subsidiaries
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Revenue	$23,292	$20,168	$66,381	$54,609

Operating expenses:
Cost of services provided	4,465	3,940	13,298	10,101
Product development	3,000	2,074	8,258	6,314
Sales and marketing	1,298	871	3,553	2,536
General and administrative	3,803	4,360	11,355	12,032
Amortization and depreciation	943	804	2,517	2,460

Total operating expenses	13,509	12,049	38,981	33,443

Operating income	9,783	8,119	27,400	21,166
Interest income	56	134	147	396
Interest expense	(234)	(440)	(791)	(1,176)
Foreign exchange gain (loss)	142	(24)	894	135

Income before income taxes	9,747	7,789	27,650	20,521
Income tax expense	(313)	(391)	(925)	(1,118)

Net income	$9,434	$7,398	$26,725	$19,403

Basic earnings per common share	$0.91	$0.77	$2.63	$1.97

Diluted earnings per common share	$0.76	$0.62	$2.17	$1.65

Basic weighted average shares outstanding	10,412	9,607	10,177	9,837

Diluted weighted average shares outstanding	12,613	12,170	12,490	12,040
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,857	$9,475
Short-term investments	1,369	1,536
Accounts receivable, less allowance of $548 and $453, respectively	18,660	13,562
Advanced deposits on pending business acquisitions	11,880	—
Other current assets	1,860	951

Total current assets	64,626	25,524

Property and equipment, net	5,142	3,774
Goodwill	104,339	88,488
Indefinite-lived intangibles	14,790	11,589
Other intangible assets, net	12,222	10,235
Other assets	700	1,557

Total assets	$201,819	$141,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,184	$8,245
Accrued payroll and related benefits	2,408	2,709
Short term debt	23,850	24,945
Current portion of convertible debt, net of discount of $811 and $0, respectively	39,881	11,518
Current portion of long term debt and capital lease obligations	181	912
Deferred revenue	6,763	5,383
Other current liabilities	321	142

Total current liabilities	77,588	53,854

Convertible debt	—	15,000
Long term debt and capital lease obligation, less current portion	398	290
Other liabilities	2,204	941
Deferred revenue	53	330
Deferred rent	702	610

Total liabilities	80,945	71,025

Commitments and Contingencies, Note 8

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,509,741 issued and 10,496,238 outstanding at September 30, 2009 and 10,006,455 issued and 9,946,710 outstanding at December 31, 2008	1,049	981
Additional paid-in capital	123,835	111,641
Treasury stock (13,503 and 59,745 shares repurchased as of September 30, 2009 and December 31, 2008, respectively)	(76)	(1,178)
Accumulated deficit	(3,474)	(30,199)
Accumulated other comprehensive loss	(460)	(11,103)

Total stockholders’ equity	120,874	70,142

Total liabilities and stockholders’ equity	$201,819	$141,167

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)
(Unaudited)

								Accumulated
	Common Stock							Other
			Treasury		Additional			Comprehensive
			Stock	Treasury	Paid-in	Deferred	Accumulated	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Compensation	Deficit	Income	Total	Income
Balance, December 31, 2008	10,006,455	$981	(59,745)	$(1,178)	$111,641	$—	$(30,199)	$(11,103)	$70,142
Net income							26,725		26,725	$26,725
Cumulative translation adjustment								10,643	10,643	$10,643

Comprehensive income										$37,368

Conversion of principal and interest on Convertible promissory notes	459,502	46			10,842				10,888
Repurchase of common stock	(16,224)	(2)	(10,650)	(205)	(298)				(505)
Exercise of stock options	89,846	9			1,448				1,457
Vesting of Restricted stock	27,054	15			(6)				9
Retirement of Treasury Stock	(56,892)		56,892	1,307	(1,307)				—
Deferred compensation and amortization related to options					981				981
Equity component from proceeds of convertible debt issuance (net of tax)					534				534

Balance, September 30, 2009	10,509,741	1,049	(13,503)	$(76)	$123,835	$—	$(3,474)	$(460)	$120,874

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$26,725	$19,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,517	2,460
Stock-based compensation	148	102
Restricted stock compensation	833	423
Unrealized foreign exchange gain on forward contracts	(141)	—
Provision for doubtful accounts	90	225
Changes in operating assets and liabilities:
Accounts receivable	(4,644)	(2,053)
Other assets	(622)	324
Accounts payable and accrued expenses	(214)	(392)
Accrued payroll and related benefits	(591)	600
Deferred revenue	(29)	(1,220)
Deferred taxes	(2,197)	(529)
Deferred rent and other liabilities	252	16

Net cash provided by operating activities	22,127	19,359

Cash flows from investing activities:
Investment in Acclamation, net of cash acquired	(85)	(21,365)
Investment in Telstra eBusiness Services, net of cash acquired	—	(42,968)
Investment in Periculum, net of cash acquired	(200)	(1,067)
Investment in ConfirmNet	(3,279)	—
Investment in IDS	(1,000)	—
Investment in Facts, net of cash acquired	(6,215)	—
Investment in Infinity	—	(500)
Advanced deposits on acquisition of Peak	(3,800)
Advanced deposits on acquisitions of E-Z Data	(8,080)	—
(Purchase) Maturities of marketable securities, net	167	(1,496)

Capital expenditures	(1,941)	(549)

Net cash used in investing activities	(24,433)	(67,945)

Cash flows from financing activities:
Proceeds from line of credit	23,850	9,295
Payments on line of credit	(24,945)	—
Proceeds from the issuance of common stock, net of issuance costs	—	12,518
Proceeds from the exercise of the stock options	1,457	1,225
Proceeds from the issuance of convertible debt, including equity component	25,000	15,000
Repurchase of Common Stock	(505)	(24,510)
Payments on capital lease obligations	(99)	(3)
Principal payments of debt obligations	(773)	(483)

Net cash provided in financing activities	23,985	13,042

Effect of foreign exchange rates on cash	(297)	(2,172)

Net change in cash and cash equivalents	21,382	(37,716)
Cash and cash equivalents at the beginning of the period	9,475	48,437

Cash and cash equivalents at the end of the period	$30,857	$10,721

Supplemental disclosures of cash flow information:
Interest paid	$910	$759
Income taxes paid	$3,706	$1,169
Supplemental Disclosure of noncash investing activities
During the nine months ended September 30, 2009 a holder of convertible notes, Whitebox VSC, Ltd. (“Whitebox”) converted $10.9 million of principal and accrued interest into 459,502 shares of the Company’s common stock.
Supplemental Disclosure of noncash operating activities
During the nine months ended September 30, 2009, the company has entered into a twelve month currency forward contract with an aggregate notional amount of $8 million to sell United States Dollars and buy Indian Rupees and the Company recognized an unrealized gain of $141 thousand on marking the contracts to their fair market value at September 30, 2009.
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
Note 1: Description of Business and Summary of Significant Accounting Policies
     Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a series of on -demand software products and e-commerce services for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in the insurance and financial industries. The Company has its headquarters in Atlanta, Georgia and also operates in five other countries including Australia, New Zealand, Singapore, UK and India. International revenue accounted for 26.3% and 38.8% of the Company’s total revenue for the nine months ended September 30, 2009 and 2008 respectively.
     The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Carrier Systems	$2,587	$2,920	$8,112	$8,053
Exchanges	14,151	11,915	39,346	30,646
BPO	3,617	1,851	10,692	5,365
Broker Systems	2,937	3,482	8,231	10,545

Total	$23,292	$20,168	$66,381	$54,609

Summary of Significant Accounting Policies
     Basis of Presentation— The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, and the effect of inter-company balances and transactions has been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31,2008.
     Reclassification—Beginning in 2008 and for all subsequent periods reported, the Company has reclassified and separately presented in the accompanying consolidated balance sheets and statements of cash flows its investments in and cash flows associated with short-term investments in certificates of deposit placed with its commercial bank in India. These certificates of deposit have maturities in ranging from 6 to 120 months. The aggregate amount of these short-term investments was $1.4 million and $1.5 million at September 30, 2009 and December 31, 2008, respectively, and the net cash inflows (outflows) arising from these investments was $167 thousand and ($1.5) million for the nine months ended September 30, 2009 and 2008, respectively.
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
     In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principals related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
     Allowance for Doubtful Accounts Receivable— Accounts receivable is stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. Bad debt expense was nil and $90 thousand for the three and nine months ended September 30, 2009, respectively, and $16 thousand and $196 thousand for the three and nine months ended September 2008, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. No accounts were written off as uncollectible during the nine months ending September 30, 2009 and 2008, respectively.
     Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with FASB accounting guidance on the accounting for goodwill and other intangibles, goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30th each year. The Company is currently in the process of completing its annual impairment assessment, as of September 30, 2009 the results of which will be reported in our 2009 annual report on Form 10-K.
     During the nine months ended September 30, 2009 the Company recorded $7.7 million of additional goodwill in connection with the previous acquisitions of Telstra, Acclamation, Periculum, and ConfirmNet, and its recent acquisition of Facts Services, Inc. (“Facts”) effective on May 1, 2009. Changes in the carrying amount of goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2009 are as follows:

		Indefinite-Lived
	Goodwill	Intangible Assets
	(In thousands)
Beginning Balance at December 31, 2008	$88,488	$11,589
Additions	7,715	114
Foreign currency translation adjustments	8,136	3,087

Ending Balance at September 30, 2009	$104,339	$14,790

     The Company’s indefinite-lived asset is associated with the estimated fair value of the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. In connection with the acquisition of Telstra an indefinite-lived asset in the amount of $14.7 million was recorded as of January 2, 2008. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In accordance with the relevant authoritative accounting principals, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30th of each year. The Company is currently in the process of completing its annual impairment assessment, as of September 30, 2009 the results of which will be reported in our 2009 annual report on Form 10-K.
     Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, and trademarks acquired through synergistic combination of the business that we acquire in the U.S. and foreign countries in which operate. We amortize these intangible assets on a straight-line basis over their estimated useful lives as follows:

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)

Life
Category	(yrs)
Customer relationships	4-20
Developed technology	3-7
Trademarks	5-10
     The carrying value of intangible assets at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Intangible assets:
Customer relationships	$14,655	$11,373
Developed technology	5,370	4,762
Trademarks	705	656
Backlog	140	140

Total intangibles	20,870	16,931
Accumulated amortization	(8,648)	(6,696)

Intangibles, net	$12,222	$10,235

Indefinite-lived intangibles:
Customer/territorial relationships	$14,790	$11,589
     Amortization expense recognized in connection with acquired intangible assets was $596 thousand and $557 thousand, respectively, for the three months ended September 30, 2009 and 2008, and $1.5 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.
     Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to the relevant accounting principals. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards and their financial reporting amounts in each period using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January of 2007 the Company adopted the FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
     Recent Accounting Pronouncements— In December 2007, the FASB issued new accounting guidance pertaining to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance was effective for fiscal years beginning after December 15, 2008 and we will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009 including our acquisition of Facts in May 2009.
     In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In April 2009 issued additional guidance regarding the determination of fair which provides clarification in order to make

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
fair value measurements more consistent and reaffirms the objective of fair value measurements, specifically how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions and emphasizes the need to use judgment to ascertain if a formerly active market has become inactive and how to determine fair values when markets have become inactive. As required the Company has adopted this accounting guidance, and its adoption did not have material impact on our consolidated financial position and results of operations.
     In May 2008, the FASB issued new accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires an entity to account separately for the liability and equity components of its convertible notes in a manner that reflects its nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt component, determination of the imputed debt discount and its classification as the equity component, and then accretion of the debt discount as part of interest expense reported in the income statement. The guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this authoritative guidance during the its third quarter of 2009 and appropriately applied it to the accounting for the new convertible debt instruments issued in August 2009.
     In April 2009, the FASB issued new accounting guidance related to interim disclosure about the fair value of the financial instruments. The guidance requires disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the guidance on September 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of the guidance did result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 10, Financial Instruments, for these additional disclosures.
     In May 2009, the FASB issued new accounting guidance related to accounting and disclosure of subsequent events, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of the guidance effective from June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. The provisions of this new guidance will result in additional disclosures with respect to subsequent events.
     In September 2009, FASB issued new guidance related to revenue arrangement with multiple deliverables which: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence or third party evidence of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company will adopt this new guidance in 2011 and currently is in process of assessing its impact.
     In September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements which removes tangible products from the scope of previously issued authoritative guidance on software revenue recognition and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company will adopt this new guidance in 2011 but does not expect its adoption to have a material impact on our consolidated financial position, results of operations or cash flows, as the sale of tangible products are not a significant component of the Company’s revenues.
Note 2: Earnings per Share
     The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented on the consolidated statements of income have been adjusted to reflect the retroactive effect of the Company’s 3-for-1 stock split dated October 9, 2008 (see Note 3 for further explanation). Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. At September 30, 2009 and in connection with the Company’s issuance of convertible debt during the third quarter, 516,667 of potentially issuable shares were not included in the diluted EPS calculation because the underlying conversion was not in the money, and therefore, the effect of their inclusion would be anti-dilutive.

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
     To calculate diluted earnings per share, interest expense related to convertible debt of $116 thousand and $197 thousand for the three months ended September 30, 2009 and 2008, and $414 thousand and $447 thousand for the nine months ended September 30, 2009 and 2008, respectively, was added back to net income.

	For the Three Months Ended
	September 30,
	2009	2008
Basic Weighted Average Shares Outstanding	10,411,880	9,607,173

Incremental Shares	2,201,595	2,562,936

Diluted Shares Outstanding	12,613,475	12,170,109

	For the Nine Months Ended
	September 30,
	2009	2008
Basic Weighted Average Shares Outstanding	10,176,896	9,837,252

Incremental Shares	2,312,995	2,202,783

Diluted Shares Outstanding	12,489,891	12,040,035

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
Note 4: Business Acquisitions
     The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with the FASB’s new accounting guidance on the accounting for business combinations. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill.
2009 Acquisition
     Facts Services, Inc. —Effective May 1, 2009, Ebix, Inc. acquired Facts, a provider of fully automated software solutions for healthcare payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $7.0 million for all of Facts’ stock. The Company is combining Facts’ operations with its Pittsburgh health services division operating under the name of EbixHealth, which includes operating results of Facts starting in the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves. The purchase price allocation for the Facts acquisition is not complete because the Company is in the process of developing a valuation of the respective acquired identifiable intangible and tangible assets. The Company has recognized $4.7 million of goodwill and $2.2 million of intangible assets in connection with the acquisition of Facts. The recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of Facts with Ebix, and the value of the acquired workforce.
     The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates for Facts acquisition completed in May 2009:

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)

September 30,
(In thousands)	2009
Current assets	$1,166
Property and equipment	—
Intangible assets	2,194
Indefinite-lived intangibles	—
Goodwill	4,748

Total assets acquired	8,108
Less: liabilities assumed	(1,097)

Net assets acquired	$7,011

     The following table summarizes the separately identified intangible assets acquired as a result of the Facts acquisition completed in May 2009:

		Weighted
		Average
Intangible asset category	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$1,850	15.0
Developed technology	344	5.0

Total acquired intangible assets	$2,194	13.4
Note 5: Pro Forma Financial Information (related to the Facts acquisition)
     The following pro forma financial information for the nine months ended September 30, 2009 reflects the pro forma consolidated operating results of the Company assuming the Facts acquisition described above in Note 4 had been made on January 1, 2008 after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition date. Actual results for nine months of 2009 include only five months of Facts operations versus nine months in the 2009 pro forma financial information. The pro forma results for nine months of 2009 have been arrived at by adding four months of Facts operating results, before the purchase of Facts by Ebix, to the Company’s actual consolidated financial results as reported for the nine months of 2009. Similarly the following pro forma financial information for the nine months ended September 30, 2008 reflects the pro forma consolidated operating results of the Company assuming Facts acquisition described above in Note 4 had been made on January 1, 2008 after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition date. Actual results for nine months of 2008 include do not include the Facts operations whereas the 2008 pro forma financial information was derived by adding nine months of Facts operating results before the purchase of Facts by Ebix, to the Company’s actual consolidated financial results as reported for the nine months of 2008. This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$66,381	$67,855	$54,609	$57,632
Net income	$26,725	$26,491	$19,403	$18,842
Basic earnings per share	$2.63	$2.63	$1.97	$1.92
Diluted earnings per share	$2.17	$2.15	$1.65	$1.60
Note 6: Short-term Debt
     The Company’s short term debt consists of a $25.0 million revolving line of credit facility with Bank of America Corporation. The line provides for a variable interest rate at Libor plus 1.3%, is secured by a first security interest in substantially all of the Company’s assets. The underlying Loan and Security Agreement was set to expire on August 31, 2009, however, as a result of the Third Amendment to the Second Amended and Restated Loan and Security Agreement (the “amended loan agreement”) which was effective as of August 27, 2009, the revolving credit line facility was extended to December 11, 2009 at the same Libor plus 1.3% interest rate. The amended loan agreement contains financial covenants that require a minimum annual profitability of $1.0 million, limits the funded debt to EBITDA coverage ratio to a maximum of 2.50, and requires at least $7.5 million of current assets at the end of each quarter. The amended loan agreement also contains restrictive covenants concerning the incurrence of new debt

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
and consummation of new business acquisitions. The Company is now in compliance with all such financial and restrictive covenants. There have been no cited events of default that have not otherwise been waived by the bank.
     As of September 30, 2009 the outstanding balance on the line was $23.8 million and the facility carried an interest rate of 1.55%.
     During the year ending December 31, 2008 the Company borrowed $9.3 million from the revolving line of credit facility, and at year end 2008 the balance on the credit facility was $24.9 million.
Note 7: Convertible Debt
     During August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19,000,000, which amount is potentially convertible into 395,833 shares of common stock at a conversion price of $48.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1,000,000, which amount is potentially convertible into 20,833 shares of common stock at a conversion price of $48.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Furthermore, as required by the terms of each of these convertible notes, within 90 days of the issuance of the notes the Company will use its best efforts to prepare and file with the SEC, a registration statement on Forms S-1 or S-3, registering for sale the underlying shares of the Ebix common stock issuable upon the conversion and will use its reasonable best efforts to cause the SEC to notify the Company of the SEC’s willingness to declare said registration statement effective within 180 days. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5,000,000, which amount is potentially convertible into 100,000 shares of common stock at a conversion price of $50.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 25, 2011. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.
     In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraph, in May 2008 the FASB issued new accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The guidance is effective for fiscal years beginning after December 15, 2008. The application of this accounting guidance resulted in the Company recording $24.15 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At September 30, 2009, the carrying value of the Convertible Notes was $24.19 million and the unamortized debt discount was $811 thousand. The liability component of these convertible notes is classified as a current liability and is presented in the current portion of convertible debt in the Company’s consolidated balance sheet because at September 30, 2009 our closing stock price was $55.36 per share, therefore these notes are considered to be current liabilities based on their respective conversion prices. We recognized non-cash interest expense of $41 thousand during the third quarter of 2009 related to the amortization of the discount on the liability component. At September 30, 2009 the if-converted value of the notes exceeds their principal amounts by $3.60 million. For federal income tax purposes, the issuance of the convertible notes is considered to be an issuance of debt with an original issue discount. The amortization of this discount in future periods is not deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment of $318 thousand to increase our

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
deferred tax liabilities (included in other liabilities) and a corresponding reduction of the related equity component which is in included in additional paid-in capital. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method.
     Previously the Company had two convertible debt instruments outstanding. Specifically on July 11, 2008, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox in the original principal amount of $15.0 million, which amount is convertible into shares of common stock at a conversion price of $28.00 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum which is payable on an annual basis on July 11th of each year, each date of conversion (as to the principal amount being converted), and the maturity date. No warrants were issued with this convertible note. The note is payable in full at its maturity date of July 11, 2010. The Company has the option to cause a mandatory conversion and the subsequent surrender of the note at a conversion price of $28.00 per share, if the average price of the Company’s common stock on the trading market exceeds $56.00 for any consecutive 30 trading days. Through September 30, 2009 Whitebox converted $4.6 million of principal and accrued interest into 165,162 shares of the Company’s common stock.
     Furthermore, on December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox in the original principal amount of $20.0 million, which amount is convertible into shares of common stock at a conversion price of $21.28 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum, payable on an annual basis on December 18th of each year, each date of conversion (as to the principal amount being converted) and the maturity date. No warrants were issued with this convertible note. The Company has the option to cause a mandatory conversion and the subsequent surrender of the note at a conversion price of $21.28 per share, if the average price of the Company’s Common Stock on the trading market exceeds $42.67 for any consecutive 30 trading days. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC this registration statement for the underlying shares of our common stock and use its reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009. Through September 30, 2009 Whitebox converted $14.9 million of principal and accrued interest into 700,237 shares of the Company’s common stock. The Company accounts for this convertible debt instruments in accordance with FASB authoritative guidance for such instruments.
Note 8: Commitments and Contingencies
     Lease Commitments— The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2009 and 2008. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2009 and 2008 was $1.86 million and $1.81 million, respectively. Sublease income was $105 thousand and $102 thousand, respectively for the nine months ended September 30, 2009 and 2008.
     Contingencies—The Company is not involved in any significant legal action or claim that, in the opinion of management can have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
     Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2009, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $99 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2010, is $1.3 million.

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
Note 9: Income Taxes
     Effective Tax Rate— Our effective tax rate reflects the tax benefits from having significant component of our operations outside the United States in foreign jurisdictions that have tax rates lower than the U.S. statutory rate of 35 percent. The effective income tax for the nine months ended September 30, 2009 rate was 5.45% as compared to 5.76% for the same period in 2008. The effective tax rate for 2009 has decreased due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations. The Company’s interim period income tax provisions are based on our current estimate of the effective income tax rates applicable to the related annual twelve month period, after considering discrete items unique to the respective interim reporting period. Reported income tax expense for the three and nine months ended September 30, 2009 are also lower due to reductions in the provision for unrecognized tax benefits, which is detailed below.
     In the United States the Company’s effective federal income tax rate is reduced because of the use of available net operating loss (“NOL”) carry-forwards used to partially offset taxable income. At September 30, 2009, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $31 million (net of approximately $11.3 million utilized to reduce the taxable income for the nine months ending September 30, 2009), which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire during each of the years 2009 through 2020. A full valuation allowance currently exists against the Company’s accumulated domestic net operating loss carryforwards because of uncertainty as to the expectation of future taxable income in the United States and the pending implementation of prudent and feasible tax planning strategies. Specifically on line 28 of the Company’s U.S. federal income tax return filed on Form 1120 we reported a $1.14 million taxable loss for 2006, $14.01 million of taxable income for 2007, and $8.58 million of taxable income for 2008. The tax planning strategies and related corporate restructuring will be implemented in the fourth quarter at which time the Company will reevaluate the need for the valuation allowance, as based on facts and circumstances then available. Changes in the valuation allowance could have a material impact on the Company’s future effective tax rate and net income.
     Currently, the Company’s taxable income in India, other than passive interest and rental income, is subject to a tax holiday. The tax holiday is scheduled to expire in 2011. The Company’s operations in India are also subject to the Minimum Alternative Tax (“MAT”) which rate is 16.33% effective March 2009 and had been 11.33% previously. The MAT liability accrued for the three and nine month period ending September 30, 2009 was $505 thousand and $1.2 million respectively. The MAT liability accrued for the corresponding three and nine month period ending September 30, 2008 was $326 thousand and $978 thousand respectively. The tax paid under the MAT provisions is carried forward for a period of seven years to be used as an offset against future tax liabilities computed under the regular corporate income tax provisions, for which the current income tax rate is 33.99%. Accordingly, the Company’s consolidated balance sheet at September 30, 2009 includes a long-term deferred tax asset in the amount of $2.6 million.
     Accounting for Uncertainty in Income Taxes—The Company adopted the provisions of FASB accounting guidance on accounting for uncertain income tax positions. As of September 30, 2009 the Company’s consolidated balance sheet includes a liability of $538 thousand for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2009	$914

Additions for tax positions related to current year	$212
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$(588)

Balance at September 30, 2009	$538

     The amount of unrecognized tax benefits may change in the next twelve months, however, we presently do not expect the change to have a significant impact on our consolidated statement of income or consolidated balance sheet.
Note 10: Financial Instruments
     The FASB accounting guidance related to fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
accounting guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has classified its financial instrument, namely the foreign currency hedge discussed in Note 11, which is measured at fair value on a recurring basis, as a level 2 instrument (i.e. wherein fair is determined based on observable inputs other than quoted market prices) which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value. At September 30, 2009 the fair value of the foreign currency hedge was $139 thousand.
Note 11: Derivative Instruments
     The Company uses derivative instruments that are not designated as hedges under the FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of September 30, 2009 the Company has in place four annual foreign currency hedge contracts maturing between May 25 and June 10, 2010 respectively with a notional value totaling $8.0 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign exchange gains (losses), in the consolidated statements of income and was ($2) thousand and $141 thousand for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009 the aggregate fair value of these derivative instruments, which are included in other current assets, in the Company consolidated balance sheet was $139 thousand.
Note 12: Geographic Information
     The Company operates in one reportable segment whose performance and results are regularly reviewed by the Company’s chief decision maker as to performance and allocation of resources. In accordance with the FASB accounting guidance on disclosures about segments of an enterprise and related information, the following enterprise wide information is provided. This information relates to the geographic locations in which the Company conducts business operations.
Nine Months ended September 30, 2009

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$48,925	$15,262	$851	$—	$1,343	$66,381
Fixed assets	$2,500	$910	$41	$1,646	$45	$5,142
Goodwill	$65,358	$38,981	$—	$—	$—	$104,339
Other intangible assets	$9,649	$2,573	$—	$—	$—	$12,222
Headcount	312	67	9	292	10	690
Nine Months ended September 30, 2008

	North
	America	Australia	New Zealand	India	Singapore	Total
Revenue	$33,443	$18,928	$716	$36	$1,486	$54,609
Fixed assets	$2,206	$479	$27	$791	$36	$3,539
Goodwill	$49,300	$46,751	$—	$—	$—	$96,051
Other intangible assets	$7,244	$2,968	$—	$—	$—	$10,212
Headcount	289	64	9	226	6	594
     The results of operations for Australia, New Zealand and Singapore were adversely affected in 2009 because of the significant strengthening of the US $ as compared to the foreign currencies for the countries in which conduct international operations. In particular, during the nine-month period ending September 30, 2009 the average exchange rates for Australia, New Zealand, and Singapore weakened by 17.6%, 20.1%, and 5.6% respectively.

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)
Note 14: Subsequent Events through November 6, 2009
     Completion of Business Acquisitions
     Effective October 1, 2009 Ebix acquired E-Z Data, Inc (“E-Z Data”). E-Z Data E-Z Data is a provider of on-demand CRM solutions for insurance companies, brokers, agents, investment dealers, and financial advisors. Ebix and its affiliates acquired the business operations and intellectual property of E-Z Data for an aggregate purchase price of $50.35 million consisting of cash consideration in the amount of $21.35 million paid at closing and $25.00 million in shares of Ebix common stock valued at the average market closing price for the three business days prior to September 30, 2009. Furthermore, under the terms of the agreement the E-Z Data sellers hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. Ebix funded the cash portion of the purchase price for this business acquisition using the proceeds from Company’s two convertible promissory notes that it issued in August 2009.
     Effective October 1, 2009 Ebix acquired the business operations and intellectual property Peak Performance Solutions, Inc. (“Peak”). Peak provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. Ebix paid the Peak shareholders $8.00 million for all Peak’s outstanding stock. Peak’s shareholders also retain the right to earn up to $1.50 million of future additional cash compensation, if certain revenue targets are achieved for the 2010 calendar year. Ebix funded this acquisition with internal resources using available cash reserves.
     Conversions of Portions of Outstanding Debt
     On October 7, 2009 in connection with the $20 million Secured Convertible Note Purchase Agreement dated December 18, 2007 between Ebix and Whitebox, and as provided in Section 2.2(b) of said agreement, Ebix elected to exercise its mandatory conversion option. As required by said section, as of the close on the trading markets on October 5, 2009, the price of the Company’s common stock remained above the $42.67 per share threshold price for 30 consecutive trading days. Accordingly the Company caused Whitebox to surrender the underlying 2.5% Secured Convertible Promissory Note due December 18, 2009, and to convert the remaining principal on said Note in the amount of $5.3 million together with accrued interest thereon in the amount of $105 thousand into 254,270 shares of the Company’s common stock at a conversion price of $21.28 per share.
     On October 21, 2009 Whitebox in connection with the $15 million Secured Convertible Promissory Note dated July 11, 2008, converted an additional $2.0 million of principal and $14 thousand of accrued interest thereon into 71,935 shares of the Company’s common stock, leaving an outstanding balance due on this obligation of $8.4 million.

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
     The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•	Regarding Notes 6, and 7 of the Condensed Notes to Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•	With respect to Note 8 of the Condensed Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies;

•	Regarding Note 4 of the Condensed Notes to Consolidated Financial Statements related to acquired intangible assets and our ability to accurately estimate the fair value of such assets; and,

•	With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and in particular the analysis of the nine month revenue trend, and the actual level of demand for our services during the immediately foreseeable future.
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
     Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of organizations. Over 70% of our operating revenues are of a recurring nature. We continue to expand both organically and through business acquisitions.
     Effective May 1, 2009, Ebix, Inc. acquired Facts, a leading provider of fully automated software solutions for healthcare payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $7.0 million for all of Facts’ outstanding stock. The Company combined Facts operations with its Pittsburgh health services division operating under the name of EbixHealth, which includes operating results of Facts starting in the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves.
Offices and Geographic Information
     The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Coral Gables, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas, Texas; Columbus, Ohio, and Pasadena, California. The Company also has offices in Australia, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to approximately 3,000 customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 12 to the consolidated financial statements, included Part 1 in this Form 10-Q.
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
     The key performance indicators and their results for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Revenue	$23,292	$20,168	$66,381	$54,609
Revenue growth (yr over yr)	15.5%	70.8%	21.6%	78.2%
Operating income	$9,783	$8,119	$27,400	$21,166
Operating margin	42.0%	40.3%	41.3%	38.8%
Net income	$9,434	$7,398	$26,725	$19,403
Diluted earnings per share	$0.76	$0.62	$2.17	$1.65
Cash provided by operating activities	$6,578	$8,700	$22,127	$19,359

Results of Operations—Three Month Periods Ended September 30, 2009 and 2008
Operating Revenue
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
     Our revenues are principally derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Carrier Systems	$2,587	$2,920	$8,112	$8,053
Exchanges	$14,151	$11,915	$39,346	$30,646
BPO	$3,617	$1,851	$10,692	$5,365
Broker Systems	$2,937	$3,482	$8,231	$10,545

Totals	$23,292	$20,168	$66,381	$54,609

     During the three months ended September 30, 2009 our operating revenue increased $3.1 million or 15.5%, to $23.3 million compared to $20.2 million during the same period in 2008. This revenue increase is a result of both the impact of strategic business acquisitions made in 2008 in our health insurance exchange and BPO channels, as well as organic growth realized in our annuity and life insurance exchange channels. However, partially offsetting these revenue increases was the significant year over year strengthening of the US dollar, which resulted in the exchange and broker division revenues generated in our international operations during the third quarter of 2009 decreasing by $430 thousand in US$ terms, as compared to the same period in 2008. In particular our reported revenues from our international operations in Australia, New Zealand, and Singapore for the third quarter of 2009 were adversely affected because of the strengthening US dollar wherein the relative year over year average exchange rates weakened by 6.5%, 5.7%, and 3.0% respectively. Carrier Systems revenue for the third quarter of 2009 versus 2008 is $333 thousand or 11.4% lower due temporary delays in our customer’s capital spending decisions related to deployment of backend systems.
Cost of Services Provided
     Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $525 thousand or 13.3%, from $3.9 million in the third quarter of 2008 to $4.5 million in the third quarter of 2009. This net of increase is primarily attributable to additional personnel, professional services, and facility costs associated with our acquisitions of ConfirmNet and Facts. Partially offsetting those cost increases were approximately $327 thousand of year over year cost reductions which were achieved as a result of off shoring certain functions within our domestic Exchange and BPO operations to our operating facilities in India.
Product Development Expenses
     The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. Product development expenses increased $926 thousand or 44.6%, from $2.1 million during the third quarter of 2008 to $3.0 million during the third quarter of 2009. This increase is primarily due to costs associated with new product development activities in support of domestic Exchange and BPO divisions, and the expansion of our technical operations in India.

Sales and Marketing Expenses
     Sales and marketing expenses increased $427 thousand or 49%, from $871 thousand in the third quarter of 2008 to $1.3 million in the third quarter of 2009. This increase is primarily attributable to additional personnel and marketing costs in support of the increased revenues being generated by our property and casualty insurance exchange, health insurance exchange, and BPO operations.
General and Administrative Expenses
     General and administrative expenses decreased by $557 thousand or 12.7%, from $4.4 million during the third quarter of 2008 to $3.8 million during the third quarter of 2009. This expense decrease is primarily the result of staffing reductions made in our property and casualty insurance exchange and BPO operations which lowered related personnel and facility costs.
Amortization and Depreciation Expenses
     Amortization and depreciation expenses increased $139 thousand or 17.3%, from $804 thousand during the third quarter of 2008 to $943 thousand during the third quarter of 2009. The increase in depreciation expense is primarily attributable to additional capital equipment expenditures made in our Exchange and BPO operations.
Income Taxes
     The income tax provision for the three months ended September 30, 2009 is $313 thousand which is a $78 thousand or 20% decrease compared to the $391 thousand recognized in the same period in 2008. Reported income tax expense for the three months ended September 30, 2009 was lower partially due to a $338 thousand reduction in the provision for unrecognized tax benefits. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering discrete items uniquely related to the current interim reporting period. The effective tax rate for the third quarter of 2009 was 5.45% which is slightly down from the 5.76% for the same period in 2008 due to the change in the mix of taxable income amongst the various domestic and foreign countries, including certain low tax rate foreign jurisdictions, in which the Company conducts operations.
Results of Operations—Nine-Month Periods Ended September 30, 2009 and 2008
Operating Revenue
     During the nine months ended September 30, 2009 our operating revenue increased $11.8 million or 21.6%, to $66.4 million in 2009 compared to $54.6 million during the same period in 2008. This revenue increase is a result of both the impact of strategic business acquisitions made in 2008 in our health insurance exchange and BPO channels, as well organic growth realized in our annuity and life insurance exchange channels. However partially offsetting these revenue increases was the significant year over year strengthening of the US dollar which resulted in the exchange and broker division revenues generated in our international operations decreasing by $3.5 million in US$ terms, as compared to the same period in 2008. In particular our reported revenues from our international operations in Australia, New Zealand, and Singapore for the three quarters ending September 2009 were adversely affected because of the strengthening US dollar wherein the relative year over year average exchange rates weakened by 17.6%, 20.1%, and 5.6% respectively.
Cost of Services Provided
     Costs of services provided, increased $3.2 million or 32.1% during the nine months ended September 30, 2009 to $13.3 million in 2009 as compared to $10.1 million incurred during the same period in 2008. This increase is principally attributable to additional personnel and facility costs associated with our recent acquisitions of ConfirmNet and Acclamation.

Product Development Expenses
     Product development expenses increased $1.9 million or 30.8% during the nine months ended September 30, 2009 to $8.3 million in comparison to $6.3 million of costs incurred during the same period in 2008. This increase is primarily due to costs associated with product development activities in support of new product offerings for our health insurance exchange operations.
Sales and Marketing Expenses
     Sales and marketing expenses increased $1.0 million or 40.1% during the nine months ended September 30, 2009 to $3.6 million as compared to $2.5 million recognized during the same period in 2008. This increase is primarily attributable additional personnel and marketing related costs in support of the increased revenues being generated by our BPO and exchange divisions.
General and Administrative Expenses
     General and administrative expenses decreased $677 thousand during the nine months ended September 30, 2009 to $11.3 million as compared to the $12.0 million reported for the same period in 2008. This expense decrease is primarily the result of staffing and related reductions made in our property and casualty insurance exchange and BPO operations which lowered related personnel, consulting, and facility costs.
Amortization and Depreciation Expenses
     Amortization and depreciation expenses of $2.5 million remained steady during the nine months ended September 30, 2009 as compared to the amount of expense recognized for the same period in 2008.
Income Taxes
     The income tax provision for the nine months ended September 30, 2009 was $925 thousand which represents a $193 thousand or 17.3% decrease compared to the $1.1 million recognized during the same period of 2008. The Company’s cumulative interim period income tax provisions are based on the estimated effective income tax rates applicable the entire annual reporting, after considering discrete items unique to the interim periods being reported. The effective tax rate for the interim nine month period thru September 30, 2009 was 5.47% which is comparable to the 5.45% for the same period in 2008. Reported income tax expense for the nine months ended September 30, 2009 are also lower due to $588 in reductions to the provision for uncertain tax positions.
Liquidity and Capital Resources
     Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to substantially exceed current income tax expense but will not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with renewing our revolving credit facility and the possible issuance of additional equity securities to fund capital expenditures and organic growth initiatives, to make acquisitions, and to retire outstanding indebtedness.
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
     Our revolving line of credit, which has a current balance of $23.9 million, was set to mature on August 31, 2009, however, as a result of the Third Amendment to the Second Amended and Restated Loan and Security Agreement which was effective as of August 27, 2009, the revolving credit line facility was extended to December 11, 2009 at the same Libor plus 1.3% interest rate. During the fourth quarter of 2009 we expect to either renew the existing facility with Bank of America Corporation at favorable market terms or execute an agreement for new revolving credit facility with a major commercial bank at acceptable market terms.
     Regarding the $20.0 million December 18, 2007 convertible note with Whitebox, on October 7, 2009 Ebix elected to exercise its mandatory conversion option. As specified by the applicable section of the convertible note agreement, since the price of the Company’s common stock remained above the $42.67 per share threshold price for 30 consecutive trading days the Company caused Whitebox to surrender the underlying 2.5% Secured Convertible Promissory Note due December 18, 2009, and to convert the remaining principal on said Note in the amount of $5.3 million together with accrued interest thereon in the amount of $105 thousand into 254,270 shares of the Company’s common stock at a conversion price of $21.28 per share.
     Regarding the $15.0 million July 11, 2008 convertible note with Whitebox, through September 30, 2009 Whitebox converted $4.6 million of principal and accrued interest into 165,162 shares of the Company’s common stock. In light of the current market value of the Company’s common stock we anticipate that Whitebox will continue to convert the principal balance on this convertible note into shares of our common stock over the forthcoming months.
     Our cash and cash equivalents were $30.9 million and $9.5 million at September 30, 2009 and December 31, 2008, respectively. Our cash and cash equivalents balance increased during the nine months ended September 30, 2009 primarily as a result of the cash generated from our operating activities.
     Our current ratio improved to 0.83 at September 30, 2009 as compared to 0.47 at December 31, 2008, although a working capital deficit in the amount of $12.96 million remains at the end of the third quarter. The improvement in our short-term liquidity position is primarily the result of the proceeds from the issuance of new convertible debt in August 2009, additional trade receivable generated by our increased revenue streams, and increased cash provided by our ongoing operating activities. The existing working capital deficit is essentially due the current classification of the convertible notes issued in August 2009 and maturing in August 2011, but required to be classified as current due to their respective conversion prices as compared to the price of the Company’s common stock on September 30, 2009. We believe that our ability to generate sustainable significant cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.
Operating Activities
     For the nine months ended September 30, 2009, the Company generated $22.1 million of net cash flow from operating activities which is $2.8 million or 14.5% greater than the $19.3 million generated during the nine months ended September 30, 2008. The primary components of the cash provided by operations for the quarter consisted of net income of $26.8 million, net of $2.5 million of depreciation and amortization, $(8.0) million of working capital requirements, and $1.0 million of non-cash compensation.
     The $19.4 million of net cash flows generated by our operating activities during the nine months ended September 30, 2008 principally consisted of net income of $19.4 million, net $2.5 million of depreciation and amortization, $(3.0) million of working capital requirements, and $0.5 million of non-cash compensation.
Investing Activities
     Net cash used for investing activities during the nine months ended September 30, 2009 totaled $24.4 million, of which $6.2 million was used for the May 2009 acquisition of Facts (net of $796 thousand of cash acquired), $1.0 million was used to fulfill earn-out payment obligations to the former shareholders of IDS (a November 2007 business acquisition), $3.3 million was used to fulfill earn-out payment obligations to the former shareholders of ConfirmNet (a November 2008 business acquisition), and $1.9 million was used for purchases of operating equipment pertaining to the enhancement of our technology platforms. In September 2009 the Company made advance payment deposits totaling $11.9 million with respect to two pending business acquisitions which were later closed and effective in October 2009. Partially offsetting these uses of cash for investment purposes was $167 thousand of net proceeds from investments in marketable securities (specifically bank certificates of deposit).
     Net cash used for investing activities totaled $67.9 million for the nine months ended September 30, 2008, of which $42.9 million was used for the January 2008 acquisition of Telstra (net of $1.3 million of cash acquired), $21.4 million was used for the August 2008 acquisition of Acclamation (net of $635 thousand of cash acquired), $1.1 million was used for the April 2008 acquisition of Periculum, $500 thousand was used to fulfill earn-out payment obligations with respect the May 2006 acquisition of Infinity, $549 thousand was used for operating equipment purchases in support of our technology platforms, and $1.5 million was used for investments in marketable securities (specifically bank certificates of deposit).
Financing Activities
     During the nine months ended September 30, 2009 the net cash provided by financing activities was $24.0 million. This financing cash inflow was comprised of $25.0 million from the proceeds two convertible debt issuances, $23.8 million of draws from our revolving line of credit facility, and $1.5 million from exercise of stock options. Partially offsetting these financing cash inflows was $24.9 million of payments against our line of credit, $871 thousand to service existing long-term debt and capital lease obligations, and $507 thousand to complete open market repurchases of our common stock.
     Net cash provided by financing activities for the nine months ended September 30, 2008 totaled $13.0 million. This net financing cash inflow was comprised of $15.0 million from a convertible debt issuance, $12.5 million from sales of our common stock, $9.3 million of draws from our revolving line of credit facility, and $1.2 million from exercise of stock options. Partially offsetting these financing cash inflows was $24.5 million used to repurchase shares of our common stock from a former affiliate, $486 thousand to service existing long-term debt and capital lease obligations.
Revolving Credit Facility
     The Company has a $25.0 million revolving line of credit facility with Bank of America Corporation. The line provides for a variable interest rate at Libor plus 1.3%, is secured by a first security interest in substantially all of the Company’s assets. The underlying Loan and Security Agreement matures December 11, 2009. At September 30, 2009 the balance on the line of credit was $23.9 million with an effective interest rate was 1.55%, thereby leaving $1.1 million available under the facility. The amended loan agreement contains financial covenants that require a minimum annual profitability of $1.0 million, limits the funded debt to EBITDA coverage ratio to a maximum of 2.50, and requires at least $7.5 million of current assets at the end of each quarter. The amended loan agreement also contains restrictive covenants concerning the incurrence of new debt and consummation of new business acquisitions. The Company is now in compliance with all such financial and restrictive covenants. There have been no cited events of default that have not otherwise been waived by the bank.
Off-Balance Sheet Arrangements
     The Company does not and has not engaged in off-balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
     The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of September 30, 2009. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)
Short-term debt	$23,850	$23,850	$—	$—	$—
Convertible debt	$40,693	$40,693	$—	$—	$—
Operating leases	$5,784	$1,838	$2,514	$1,395	$37
Capital leases	$579	$201	$260	$118	$—

Total	$70,906	$66,582	$2,774	$1,513	$37

Recent Accounting Pronouncements
     For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.
Application of Critical Accounting Policies
     The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Summary of Significant Accounting Policies” sections of Note 1 to this Form 10-Q and the Consolidated Financial Statements, in our 2008 Form 10-K describe the pertinent accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. There have been no significant changes to the “Application of Critical Accounting Policies” as described in our 2008 annual report on Form 10-K. These critical accounting policies are briefly summarized below.
     Revenue Recognition
     In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. Revenue is recorded net of sales tax, as these taxes are recognized as a liability upon billing. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
     Valuation of Goodwill
     The Company applies the provisions of FASB accounting guidance related to accounting and disclosure of goodwill and other intangible assets, which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The testing involves comparing the reporting unit and asset carrying values to their respective fair values; we determine fair value by using the present value of future estimated net cash flows. During the twelve months ended December 31, 2008, 2007 and 2006, we had no impairment of our reporting unit goodwill or intangible asset balances. The Company is currently in the process of completing its annual impairment assessment, as of September 30, 2009 the results of which will be reported in our 2009 annual report on Form 10-K. For additional information concerning our recorded goodwill and intangible asset balances, refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 to Consolidated Financial Statements for the year ended December 31, 2008 in our 2008 annual report on Form 10-K.
     Income Taxes
     We account for income taxes in accordance with FASB accounting guidance on the accounting and disclosure of income taxes, which involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income in the years in which those temporary differences are expected to be recovered or settled, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. The Company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently re-invested.
     We currently maintain a full valuation allowance against the deferred tax asset associated with the Company’s accumulated domestic net operating loss carryforwards because management believes it is more likely than not that this deferred tax asset may not be realizable due to uncertainties as to the generation of future taxable income in the United States and the pending implementation of prudent and feasible tax planning strategies. Specifically on line 28 of the Company’s U.S. federal income tax return filed on Form 1120 we reported a $1.14 million taxable loss for 2006, $14.01 million of taxable income for 2007, and $8.58 million of taxable income for 2008. The tax planning strategies and related corporate restructuring will be implemented in the fourth quarter at which time the Company will reevaluate the need for the valuation allowance, as based on facts and circumstances then available. Changes in the valuation allowance could have a material impact on the Company’s future net income.
     The Company has also adopted and complies with the FASB’s accounting pronouncements pertaining to accounting for uncertainty in income taxes positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company also has significant operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. Net changes in the cumulative foreign currency translation account, which is a component comprehensive income within stockholders equity, were unrealized gains (losses) of $4.1 million and $10.6 million respectfully during the three and nine months ended September 30, 2009, and ($7.9) million and ($4.3) million respectfully for the three and nine months ended September 30, 2008. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $686 thousand and $2.1 million for the three and nine months ended September 30, 2009, respectively and approximately $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively.
     During the quarter ended June 30, 2009, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S. dollars / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of September 30, 2009, the notional value of these contracts which are scheduled to mature in May and June 2010 is $8 million. Changes in the fair value of these derivative instruments are recognized in our consolidated income statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the intercompany receivables being hedged. For the nine months ended September 30, 2009, we recognized an unrealized gain of $141 thousand included in “Foreign exchange gain (loss)” in the consolidated statements of income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at September 30, 2009, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $1.31 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $1.97 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
     There were no other material changes to our market risk exposure during the nine months ended September 30, 2009. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2008 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures— As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately and properly recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting— There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On October, 1, 2009, and as part of the consideration for the purchase of E-Z Data, Inc. (“E-Z Data”), we issued at closing $25.00 million in shares of Ebix common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. This resulted in the issuance 496,328 shares of our common stock, 248,164 shares to each its two shareholders, Dale Okuno and Dilip Sontakey, both “accredited investors” within the meaning of Rule 501 of Regulation D. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Under the terms of the agreement the E-Z Data sellers hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the of the average market closing price for the three most recent days prior to September 30, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on October 30, 2009. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     The nominees for election to our Board of Directors as listed in our proxy statement were elected for a one-year term; with the results of the voting as follows (there were 1,563,925 broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
Robin Raina	7,461,196	1,414,258
Pavan Bhalla	7,175,166	1,700,288
Hans Ueli Keller	6,504,015	2,371,439
Hans U. Benz	6,504,403	2,371,051
Neil D. Eckert	6,269,765	2,605,689
Rolf Herter	7,519,673	1,355,781
Item 5. OTHER INFORMATION
     The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2009, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced	Average Price Paid	Purchased Under the Plans or
Period	Plans or Programs	Per Share (1)	Programs (2)
As of December 31, 2008	70,245	$20.43	$3,565,000
January 1, 2009 to March 31, 2009	26,874	$18.82	$3,059,000
April 1, 2009 to June 30, 2009	—	$—	$3,059,000
July 1, 2009 to September 30, 2009	—	$—	$3,059,000

Total	97,119	$19.98	$3,059.000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(2)	On March 21, 2008, the Company’s board of directors ratified, and we publicly announced, an increase in the Company’s ability to repurchase shares of our outstanding common stock from an amount of $1.0 million to $5.0 million in shares. The opening balance stated here reflects the previous repurchase of 70,245 shares.

Item 6. EXHIBITS
     The exhibits filed herewith or incorporated by reference herein are listed on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date: November 9, 2009	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Robert F. Kerris
Robert F. Kerris
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
Number
2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

2.3	Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4	Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.5	Agreement and Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.6	Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7	Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8	Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference.)

2.9	Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008 and incorporated herein by reference.)

2.10	Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.11	IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended, of Ebix, Inc. (incorporated by reference to Exhibit 3.1 on Form S-1/A dated November 4, 2008 and incorporated herein by reference.)

3.2	Bylaws of Ebix, Inc. (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number
10.35	Third Amendment to the Second Amended and Restated Loan and Security Agreement between Ebix, Inc. and Bank of America Corporation dated August 27, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.36	Second Amendment to Secured Promissory Note Due December 18, 2009 between Ebix, Inc. and Whitebox VSC, Ltd dated August 24, 2009 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.37	Amendment to Secured Promissory Note Due July 11, 2010 between Ebix, Inc. and Whitebox VSC, Ltd. Dated August 24, 2009 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.38	Convertible Note Purchase Agreement by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.39	Convertible Promissory Note by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.40	Convertible Note Purchase Agreement by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.41	Convertible Promissory Note by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.42	Convertible Note Purchase Agreement by and between Ebix, Inc. and the Rennes Foundation dated August 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.