Form 10-K
period 2009-12-31
EBIX INC
filed 2010-03-16
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
EBIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0021975 (I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 3200 Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 11, 2010, the number of shares of Common Stock outstanding was 34,949,450. As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $172,823,447 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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

PART I

Item 1:	BUSINESS
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
Recently, we made a number of strategic acquisitions.
We acquired E-Z Data, Inc. (“E-Z Data”) effective October 1, 2009. E-Z Data was a leading industry provider of on-demand customer relationship management (“CRM”) solutions for insurance companies, brokers, agents, investment dealers, and financial advisors. We acquired the business operations and intellectual property of E-Z Data for an aggregate purchase price of $50.53 million paid to E-Z Data’s shareholders consisting of cash consideration in the amount of $25.53 million paid at closing and $25.00 million in shares of our common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. We funded the cash portion of the purchase price for this business acquisition using the proceeds from the Company’s two convertible promissory notes issued in late August 2009.
We acquired Peak Performance Solutions, Inc. (“Peak”) effective October 1, 2009. Pursuant to the terms of the stock purchase agreement, we paid Peak’s shareholders $8.0 million in cash for all of Peak’s outstanding stock. Peak provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. Peak’s shareholders also retain the right to earn up to $1.5 million of future additional cash compensation, if certain revenue targets are achieved during the 2010 calendar year. We funded this acquisition with internal resources using available cash reserves.
Effective May 1, 2009, we acquired Facts, Inc. (“Facts”) a leading provider of fully automated software solutions for healthcare payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an application service provider (“ASP”) or self-hosted model. We paid the Facts shareholders $7.0 million in cash for all of Facts’ stock. We financed this acquisition with internal resources using available cash reserves.
We acquired ConfirmNet Corporation (“ConfirmNet”) on November 24, 2008. Pursuant to the terms of the plan of merger and agreement, Ebix paid ConfirmNet shareholders $7.4 million for all of ConfirmNet’s stock. The ConfirmNet shareholders earned an additional $3.1 million for meeting certain revenue objectives which was paid in the first quarter of 2009, and retain the right to earn up to an additional $3.2 million at the one year anniversary date of the acquisition if certain revenue targets of the ConfirmNet division of Ebix are met.
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

Effective April 28, 2008 Ebix acquired Periculum Services Group (“Periculum”) a provider of certificate of insurance tracking services. The Company acquired all of the stock of Periculum for a payment of $1.1 million and Periculum’s shareholders earned, and the Company paid an additional $200 thousand for meeting certain revenue objectives. Ebix financed this acquisition using available cash. The operating results of Periculum, which is a component of our BPO channel, have been included in the Company’s reported net income starting in the second quarter of 2008.
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
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek, San Diego and Hemet, California; Pittsburgh, Pennsylvania; Portland, Michigan; New York, New York; St Louis, Missouri; Park City, Utah; Herndon, Virginia; Pasadena, California; Columbus, Ohio; and Dallas, Texas. The Company also has offices in Brazil, Australia, New Zealand, Singapore, Japan, China, and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to more than 3,000 customers on six continents. Ebix’s focus on quality has enabled its development unit in India to be awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI). Ebix has also earned ISO 9001:2000 certifications for both its development and call center units in India.
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the year ended December 31, 2009 and 2008:

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2009	2008
Carrier Systems	$10,624	$11,314
Exchanges	$60,764	$42,711
BPO	$14,698	$8,380
Broker Systems	$11,599	$12,347

Totals	$97,685	$74,752

Information on the geographic dispersion of the Company’s revenues, net income and fixed assets is furnished in Note 15 to the consolidated financial statements, included elsewhere in this Form 10-K.
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

Products and Services
The Company’s product and service strategy focuses on (a) worldwide sale, customization, development, implementation and support of its property and casualty (“P&C”) back-end insurance carrier system platforms; (b) worldwide sales and support of P&C and management systems (c) expansion of connectivity between consumers, agents, carriers, and third party providers through its exchange family of products in the life, health, annuity and P&C sectors worldwide namely the EbixExchange family of products; and, (d) business process outsourcing services, which include certificate origination, certificate tracking, , claims adjudication call center, and back office support.
Ebix’s revenue is generated through four main channels in which the Company conducts its operations — specifically: Exchanges, Carrier Systems, Broker Systems, and Business Process Outsourcing. The revenue streams for each of these channels are further described below.
Exchanges: Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States while the P&C exchanges operate primarily in Australia and New Zealand. Exchange revenue is primarily derived from transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If the interfaces are built by Ebix revenue, is derived in the form of professional services charged on time and materials basis.
Carrier Systems: Ebix’s exclusive focus in the area of carrier systems is on designing and deploying back-end end systems for P&C insurance companies Revenue from these services is derived from two main sources — specifically subscription revenues or license revenues from clients and time and material fees charged to customize these products to an insurance company’s specific functional requirements.
Broker Systems: Ebix’s exclusive focus in the area of broker systems is on designing and deploying back-end systems for P&C insurance brokers across the world. Ebix has three back-end systems in this area, namely — eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically license based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. All these three products are presently being redesigned, coded and rebuilt on the most current technologies prevalent today.
Business Process Outsourcing (“BPO”): Ebix’s primary focus in this channel pertains to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix provides a software-based service service for issuance of certificates which the Company markets to its P&C broker clients in the United States, to issue certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is issued by the broker for their client’s using the Ebix service. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue based for each certificate tracked by the Company for its clients.

Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry including carriers, brokers, exchanges and standard making bodies.
Product Development
The Company has consistently focused on maintaining high quality product development standards. Our India development facility is certified for Carnegie Mellon’s highest rating level, “CMMi 5”. Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies, or developing and maintaining the Company’s websites.
The Company has expended $11.4 million, $9.0 million, and $7.6 million during the years ending December 31, 2009, 2008, and 2007, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the its Exchange, broker systems, carrier systems, BPO service lines to keep our technology edge in the markets, the development new technologies for insurance carriers, brokers and agents, and the redesign, coding, development of new services for international and domestic markets.
Competition
Ebix is in a unique position of being the only company worldwide in insurance software markets that provides services in all four of its revenue channels. This also means that in each of these areas Ebix has different competitors. In fact, in most of these areas Ebix has a different competitor in each country in which we operate. In the area of insurance data exchanges Ebix has a different competitor on each line of exchange in each country.
Further in support of Ebix’s competitive advantage is the fact that the Company has centralized worldwide product management, intellectual property rights development, software and system development operations in Singapore and India. With its strong focus on quality, Ebix-India has consistently delivered on time for all customer needs across the world. India is rich in technical skills and the cost structures are significantly lower in India as compared to the United States. Ebix has continued to develop India as a learning center of excellence with a strong focus on hiring skilled professional graduates having recently obtained their masters degrees in computer application and training them on insurance systems and software applications. This focus on building a knowledge base combined with the ability to hire more professional resources at the lower cost structures in India, has helped Ebix consistently ensure a strong focus on protecting knowledge as well as delivering projects on time and in a cost effective fashion.
The following is a closer and more detailed examination of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions that Ebix operates in.
Life Insurance Exchange — Ebix operates two life insurance exchanges in the United States -namely Winflex and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, while LifeSpeed is an order entry platform for life insurance. Both of these exchanges are presently deployed only in the United States with the Company having distinct plans to deploy them in other parts of the world. Ebix has two main competitors in the life exchange area — namely Blue Frog and iPipeline. Ebix’s differentiates itself from its competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with other broker systems and CRM services like EbixCRM. Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.

Annuity Exchange — Ebix operates an annuity exchange in the United States — namely Annuitynet. This exchange is an order entry platform for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. This exchange is presently deployed only in the United States with the company having distinct plans to deploy it in other parts of the world, such as Latin America. Ebix has one main competitor in the annuity exchange area — namely Blue Frog. Again, Ebix’s differentiates itself from its competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and CRM services like Ebix CRM. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
Employee Benefits — Ebix currently provides employee benefit services through two of its platforms — namely Facts and LuminX. Collectively, these platforms service approximately nine million lives. These platforms are sold to health carriers and third party administrators. These platforms provide the full gamut of services such as employee enrollment, claims adjudication, accounting, and employee benefits administration accounting. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest player in the market while there are other similar size competitors, such as ADAM, Benefit Mall, and Health Axis. This service is presently deployed in the United States with the company already having started marketing it in other parts of the world such as Asia, the Middle East, Australia, New Zealand and the United Kingdom.
P&C Exchanges — Ebix operates two P&C exchanges in Australia and New Zealand. Both of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix has distinct plans to deploy these exchanges in Asia, Europe and the United States. There are presently no competitors in the P&C exchange area in Australia and New Zealand, however, competition may eventually evolve in these markets. Our competitive differentiation is by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems such as eGlobal, WinBeat and Lumley.
Carrier Systems: Ebix has a number of carrier system offerings for P&C carriers namely Ebix Advantage and Ebix Advantageweb. Ebix Advantage is sold only in the United States and is designed primarily for this market. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial, and specialty line areas of insurance. Ebix Advantageweb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the United States and international markets that operate in the personal, commercial, and specialty line areas of insurance. Ebix Advantage is designed to be multicurrency and multilingual and is deployed in United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Rebus, PMSC, and specialty medical malpractice players like Delphi.
Broker Systems: Ebix has a number of broker system offerings for P&C brokers world-wide; namely eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions that Ebix conducts this type of business.
eGlobal is sold across the world and has a customer base that currently spans six continents. The product is multilingual and multicurrency and available in a number of languages such as English, Chinese, Japanese, French, Portuguese, and Spanish. eGlobal is targeted to the medium and large P&C brokers around the world. eGlobal competition tends to be different in each country with no single competitor having a global offering. eGlobal tends to compete with home grown systems and regional players in each country. Its uniqueness comes from of the fact that the product is multilingual, multicurrency and yet still has a common code base around the world with features that are easily activated and deactivated.
WinBeat is a back-end broker system that is currently sold in Australia and New Zealand. It is targeted at small P&C brokers in these countries. The product at present is available only in English and can be deployed in a few hours with minimal training. WinBeat’s competition in Australia and New Zealand comes from local vendors such as Lumley and Sirius, a international vendor. Ebix plans to deploy WinBeat in a number of emerging insurance markets such as India and China.
Between eGlobal and WinBeat, Ebix broker systems customer base in Australia spans 834 of the 960 P&C brokers in Australia giving it in excess of 85% of the customer base in this country. Ebix broker systems customer base in New Zealand spans 1,500 of the 1,875 P&C brokers in New Zealand giving it 80% of the customer base in this county.

EbixASP is Ebix’s P&C broker systems offering for the US markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has three main competitors in the US — specifically Vertafore, Applied and XDimensional.
BPO Services: Ebix has a number of BPO services that it offers in the insurance markets, each of which are enabled by the Company’s proprietary software. Ebix’s BPO service offerings are mainly in the areas of insurance certificate issuance and insurance certificate tracking. Ebix’s BPO service offerings currently cater to eighty-five of the Fortune 500 companies in the United States. Furthermore, internationally Ebix has recently launched its BPO services in Australia and New Zealand. Ebix intends to eventually take this offering to many other parts of the world.
Ebix’s BPO service offering in the insurance certificate issuance area has one main competitor in the United States, namely CSR 24. Due to the highly fragmented market, the EbixBPO service offering in the insurance certificate tracking area has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Intellectual Property
Ebix generally seeks protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. We regard our software as proprietary while adhering to open architecture industry standards and attempt to protect it with copyrights, trade secret laws and restrictions on the disclosure and transferring of title. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, confidentiality or other agreements or protections. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets.
Employees
As of December 31, 2009, the Company had 958 employees, distributed as follows: 59 in sales and marketing, 651 in product development, 173 in back-end operations, and 75 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers employee relations to be competitively good.

Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 16, 2010, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	43	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	56	Chief Financial Officer and Corporate Secretary	2007
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 43, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
ROBERT F. KERRIS, 56, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
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
Our business may be materially adversely impacted by U.S. and global market and economic conditions particularly adverse conditions in the insurance industry.
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance industry. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in this industry. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and in recently the volatility has reached unprecedented levels. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, the exchange rate between the U.S. dollar and foreign currencies, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other institutions that use our competitors or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed. All of these conditions could adversely affect our operating results and financial position.
Our business may be adversely affected by the impacts of proposed health care legislation in the United States.
Third-party insurance benefit administrators (“TPA’s”) demand for services from our health benefits exchange operating segment may be significantly reduced due to the diminished role of TPA’s envisioned as a result of pending health care legislation expected to be implemented in the United States during 2010.
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
Our recent acquisitions of E-Z Data, Peak, Facts, ConfirmNet, Acclamation, and Telstra, as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
The acquisitions of E-Z Data, Peak, Facts, ConfirmNet, Acclamation, and Telstra, and other potential future acquisitions, subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, prohibitively higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated timeframes or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to integration such acquisitions are:
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
We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our insurance software business also experiences competition from certain large hardware suppliers that sell systems and system components to independent agencies and from small independent developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Pricing strategies and new product introductions and other pressures from existing or emerging competitors could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience. Our internet business may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

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
We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot provide assurances that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenues are derived internationally including jurisdiction where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail. In addition, our offerings could be less differentiated from those of our competitors, which could adversely affect the fees we are able to charge.
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
Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel particularly Robin Raina, our president and chief executive officer. Since becoming Chief Executive Officer of the Company in 1999, his strategic direction for the Company and implementation of such direction has proven instrumental in our profitable turnaround and growth. The loss of the services of any of our executive officers or other key employees could harm our business.
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
We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase if we expand our operations in overseas. We currently have a series of forward hedges in place to hedge against adverse fluctuations in the currency exchange rates between the U.S. dollar and Indian rupee. We will monitor changes in our exposure to exchange rate risk that result from changes in our business situation.
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
Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in internet usage could cause a decrease in the quality of internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions frequently occur in the future, usage of our website could grow more slowly than anticipated or decline and we may lose revenues and customers. If the internet data center operations that host any of our websites were to experience a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, and earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. The controls implemented by our third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. In addition, our users depend on internet service providers, online service providers and other website operators for access to our website. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. Results of operations during any particular period are not necessarily an indication of our results for any other period. Factors that may adversely affect our periodic results may include the loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another. Our operating expenses are based in part on our expectations of our future revenues and are partially fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.
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

These provisions could prohibit or delay mergers or other takeover or change of control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 15,422 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 5,500 square feet in Park City, Utah, 4,148 square feet in Dallas, Texas, 12,000 square feet in Herndon, Virginia, 10,800 square feet in Hemet, California, 2,156 square feet in Walnut Creek, California, 11,500 square feet in Pittsburgh, Pennsylvania, 673 square feet in St Louis, Missouri, 5,300 square feet in Portland, Michigan, 7,000 square feet in San Diego, California, 7,800 square feet in Miami, Florida, 25,482 square feet in Pasadena, California, 4,384 square feet in Lynchburg, Virginia, and 5,289 square feet in Columbus, Ohio. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Canada, Japan, and China for support and sales offices. The Company owns four facilities in India with total square footage of approximately 65,000 square feet and leases an additional two. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.

Item 3.	LEGAL PROCEEDINGS
In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

PART II

Item 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2009 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of March 16, 2010, there were 89 holders of record of the Company’s common stock. Effective January 29, 2007 the principal market for the Company’s common stock was changed to the NASDAQ Global Market.
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2009 and 2008 and take into account the Company’s subsequent three-for-one stock split on January 4, 2010.

Year Ended December 31, 2009	High*	Low*
First quarter	$8.57	$5.91
Second quarter	11.33	7.71
Third quarter	18.45	10.41
Fourth quarter	21.92	14.89

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

Year Ended December 31, 2008	High*	Low*
First quarter	$8.61	$6.89
Second quarter	10.53	8.28
Third quarter	12.79	8.57
Fourth quarter	10.20	6.34

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010
Holders
As of March 11, 2010, there were 34,949,450 shares of the Company’s common stock outstanding
Dividends
The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2009, we maintained the 1996 Stock Incentive Plan as amended and restated in 2006, each of which was approved by our stockholders. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2009 related to these plans.

Number
	Number of Securities		of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
1996 Stock Incentive Plan as amended and restated in 2006	4,548,261	$1.69	2,303,577

Total	4,548,261	$1.69	2,303,577

Recent Sales or Issuances of Unregistered Securities
On October, 1, 2009, and as part of the consideration for the purchase of E-Z Data, Inc. (“E-Z Data”), we issued at closing $25 million in shares of Ebix common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. This resulted in the issuance 1,488,984 shares of our common stock, 744,492 shares to each its two shareholders, Dale Okuno and Dilip Sontakey, both “accredited investors” within the meaning of Rule 501 of Regulation D. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Under the terms of the agreement the E-Z Data sellers hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the of the average market closing price for the three most recent days prior to September 30, 2009. Pursuant to the acquisition agreement, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-163459, became effective on February 26, 2010.
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Whitebox Agreement”) with Whitebox VSC, Ltd (“Whitebox”). As a result of the transactions consummated by the Whitebox Agreement the Company issued a Convertible Promissory Note (the “Whitebox Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $19.0 million, which is convertible into shares of Ebix common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the Whitebox Note. The Whitebox Note has a 0.0% stated interest rate. In accordance with the terms of the Whitebox Note, as understood between the Company and the holder, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Previous to this transaction Whitebox has and continued to be a beneficial of the Company, with a beneficial ownership percentage of approximately 9.8%.
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “IAM Agreement”) with IAM Mini-Fund 14 Limited (“IAM” or the “Holder”). As a result of the transactions consummated by the IAM Agreement the Company issued a Convertible Promissory Note (the “IAM Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $1.0 million, which is convertible into shares of our common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the IAM Note. The IAM Note has a 0.0% stated interest rate. In accordance with the terms of the IAM Note, as understood between the Company and the holder, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.
On August 25, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Rennes Agreement”) with the Rennes Foundation (“Rennes” or the “Holder”). As a result of the transactions consummated by the Rennes Agreement the Company issued a Convertible Promissory Note (the “Rennes Note”) with a date of August 25, 2011 (the “Maturity Date”) in the original principal amount of $5.0 million, which is convertible into shares of Ebix common stock at a price of $16.67 per share, subject to certain adjustments as set forth in the Rennes Note. The Rennes Note has a 0.0% stated interest rate. In accordance with the terms of the Rennes Note, as understood between the Company and the holder, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Previous to this transaction Rennes has been and continues to be a beneficial owner of the Company, with a beneficial ownership percentage of approximately 9.9%. Rolf Herter, a member of our Board of Directors, is also a director of the Rennes Foundation.

On July 11, 2008, we entered into a secured convertible note purchase agreement with Whitebox in the amount of $15.0 million, with a maturity date of July 11, 2010, in the original principal amount of $15.0 million, which amount is convertible into our common stock at a price of $9.33 per share, subject to certain adjustments as set forth in the Note. The Company has the option to cause a mandatory conversion and the subsequent surrender of the Note at a Conversion Price of $9.33 per share, if the average price of the Company’s common stock on the trading market exceeds $18.67 for any consecutive 30 trading days. The Note accrues interest at the rate of 2.5% per annum, payable on an annual basis on July 11th of each year, each date of conversion (as to the principal amount being converted) and the maturity date. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale to an accredited investor who acquired the Note for investment purposes. Through December 31, 2009 Whitebox converted $10.7 million of principal and accrued interest into 1,144,356 shares of the Company’s common stock. Furthermore, on February 3, 2010 Whitebox, in connection with the Note, converted the remaining principal in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
On April 18, 2008, we entered into a share purchase agreement pursuant to which Fisher Funds Management, acquired 180,000 shares of our unregistered common stock at $8.19 per share, for an aggregate offering price of approximately $1.5 million, for the benefit of several “accredited investors” identified in Footnote 5 of the table at “Selling Stockholders” in the prospectus which is a part of this registration statement. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On April 7, 2008, we entered into a share purchase agreement pursuant to which Ashford Capital Management, Inc., a registered investment advisor, acquired 990,000 shares of our unregistered common stock at $8.10 per share, for an aggregate offering price of approximately $8.0 million, for the benefit of several “accredited investors” identified in the table at “Selling Stockholders” in the prospectus which is a part of this registration statement. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
On April 2, 2008, we entered into a share purchase agreement pursuant to which the Rennes Foundation, an “accredited investor” within the meaning of Rule 501 of Regulation D, acquired 360,000 shares of our unregistered common stock at $8.41 per share, for an aggregate offering price of approximately $3.0 million. Mr. Rolf Herter, a director of the Rennes Foundation, is a Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Pursuant to the share purchase agreements, Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009.
Use of Proceeds from the Recent Sales of Unregistered Securities
The proceeds of the above cited recent sales of unregistered shares of our common stock and the issuances of convertible debt were used to finance our acquisitions of E-Z Data in October 2009, Acclamation in August 2008, and Telstra eBusiness Services in January 2008, and to repurchase shares of our common stock from Brit Insurance Holdings, Inc. in April 2008.
Repurchase of Common Stock from Brit
On April 16, 2008, the Company entered into a Stock Purchase Agreement with Brit Insurance Holdings PLC (“Brit”) for the repurchase of 1,200,000 shares of the company’s common stock held by Brit, and consummated the transaction on April 17, 2008. The price was $6.67 per share, for an aggregate purchase price of $24.0 million. The Company financed this share repurchase using a combination of the proceeds of its April 2008 sales of common stock ($11.0 million), cash on hand ($8.0 million) and additional borrowings under its revolving line of credit ($5.0 million).

Recent Purchases of Equity Securities
As authorized by our Board of Directors, during the year ended December 31, 2009, we repurchased 80,622 shares of our common stock for an aggregate total purchase price of $505 thousand.

Item 5.	SELECTED FINANCIAL DATA
The following data for fiscal years 2009, 2008, and 2007 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Results of Operations:
Revenue	$97,685	$74,752	$42,841	$29,253	$24,100
Operating income	39,256	29,264	12,801	6,712	4,650
Net income	$38,822	$27,314	$12,666	$5,965	$4,322
Net income per share:
Basic*	$1.24	$0.93	$0.45	$0.24	$0.17
Diluted*	$1.03	$0.76	$0.40	$0.21	$0.15
Shares used in computing per share data:
Basic*	31,398	29,514	27,917	24,912	25,101
Diluted*	38,014	36,780	31,604	28,233	28,089
Financial Position:
Total assets	$262,167	$141,167	$108,510	$47,352	$27,981
Short-term debt	52,487	37,192	16,161	11,006	969
Long-term debt	—	15,000	20,486	934	1,844
Redeemable common stock	—	—	—	—	1,461
Stockholders’ equity	$170,743	$70,142	$60,678	$26,166	$17,501

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Ebix, Inc. is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. Approximately 80% of the Company’s revenues are of a recurring nature. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
The key performance indicators for the twelve months ended December 31, 2009, 2008, and 2007 were as follows:

	Key Performance Indicators
	Twelve Months Ended December 31,
	2009	2008	2007
	(Dollars in thousands,
	except per share data)
Revenue	$97,685	$74,752	$42,841
Revenue growth	31%	74%	46%
Operating income	$39,256	$29,264	$12,801
Operating margin	40%	39%	30%
Net Income	$38,822	$27,314	$12,666
Diluted earnings per share *	$1.03	$0.76	$0.40
Cash provided by operating activities	$33,876	$26,825	$15,039

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

RESULTS OF OPERATIONS
Ebix, Inc. Subsidiaries

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)
Operating revenue:	$97,685	$74,752	$42,841
Operating expenses:
Costs of services provided	21,274	14,161	7,114
Product development	11,362	8,962	7,609
Sales and marketing	5,040	4,344	4,116
General and administrative	16,798	14,715	8,602
Amortization and depreciation	3,955	3,306	2,599

Total operating expenses	58,429	45,488	30,040

Operating income	39,256	29,264	12,801
Interest income (expense), net	(871)	(1,151)	151
Other non-operating income	89	—	—
Foreign exchange gain	1,358	586	247

Income before taxes	39,832	28,699	13,199
Income tax expense	(1,010)	(1,385)	(533)

Net income	$38,822	$27,314	$12,666

TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, and business process outsourcing revenue. Ebix’s revenue streams come four product channels. Presented in the table below is the breakout of our revenues for each of those product channels the years ended December 31, 2009 and 2008.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2009	2008
Carrier Systems	$10,624	$11,314
Exchanges	$60,764	$42,711
BPO	$14,698	$8,380
Broker Systems	$11,599	$12,347

Totals	$97,685	$74,752

During the twelve months ended December 31, 2009 our total revenue increased $22.9 million or 30.7%, to $97.7 million in 2009 compared to $74.8 million in 2008. The increase in revenues is a result of both the impact of strategic business acquisitions made during 2009 and 2008 particularly in the area of exchanges, and in our BPO channel, as well as organic growth realized in our BPO and Exchange channels. We are able to quickly integrate business acquisitions into our existing operations and thereby rapidly leverage product cross-selling opportunities. The specific components of our revenue and the changes experienced during the past year are discussed further below.
Exchange division revenues increased $18.1 million, which was primarily due to net increases of approximately $9.2 million from the health insurance sector and $8.9 million from the life & annuity sector.

BPO division revenues increased $6.3 million primarily due to greater demand for our insurance certificate creation and tracking services. The Company was able to increase sales in this product channel in spite of the downturn in the housing industry which drove down the transaction volume derived from clients associated with the construction industry.
Broker Systems division revenue decreased $748 thousand which was primarily caused by a $943 thousand reduction in support and maintenance revenues associated with our legacy products as we continue to migrate customers off of these older platforms, and the strengthening of U.S. dollar against the Australian dollar which appreciated by 7.8% during the year and resulted in an approximate drop of $571 thousand of reported revenues from our broker systems operations in Australia. The revenue declines were partially offset by $335 thousand of sales growth from our in our broker system operations in New Zealand. The revenue decline largely can be associated to the overall downturn in the worldwide insurance markets in 2009, resulting in brokers spending less money on back end systems.
Carrier Systems division revenue decreased $690 thousand due to temporary delays in capital spending decisions as related to investments in back-end systems by large insurance companies. During 2010 we expect these insurance carriers to deploy new technologies and increase their spending for system development, and that our revenues from this channel will improve during the forthcoming year.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $7.1 million or 50.2%, from $14.2 million in 2008 to $21.3 million in 2009. This net cost increase is primarily attributable to approximately $6.1 million of additional personnel, professional services, and facility costs associated with our recent acquisitions of ConfirmNet, Facts, Peak, and E-Z Data. Also contributing to the increases in the costs of services provided was approximately $395 thousand of additional personnel related costs in support of existing operations.
Product Development Expenses
Product development expenses increased $2.4 million or 26.8%, from $9.0 million in 2008 to $11.4 million in 2009. The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. This increase is primarily due to costs associated with new product development activities in support of our exchange and BPO channels.
Sales and Marketing Expenses
Sales and marketing expenses increased $696 thousand or 16%, from $4.3 million in 2008 to $5.0 million in 2009. This increase is primarily attributable to additional personnel and marketing costs in support of the increased revenues being generated by our exchange and BPO channel amounting to $1.1 million, partially offset by approximately $347 thousand in reduced direct mailing, consulting, and travel costs.
General and Administrative Expenses
General and administrative expenses increased $2.1 million or 14.2%, from $14.7 million in 2008 to $16.8 million in 2009. This increase is the result of additional expenses associated with increased employee count, audit and legal fees, tax advisory services, share-based compensation, and discretionary bonuses amounting approximately $1.7 million in the aggregate.

Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $649 thousand, or 19.6%, from $3.3 million in 2008 to $3.9 million in 2009. Additional amortization cost amounting to $507 thousand was recognized in connection with the amortization of acquired intangible assets associated with the business combinations completed during 2008 and 2009. Also the Company recorded $211 thousand of additional depreciation expenses incurred by Facts, Peak, and E-Z Data operations which were acquired during 2009.
Interest Income
Interest income decreased $276 thousand or 58.1% from $475 thousand in 2008 to $199 thousand in 2009 primarily due to a lower effective interest rate earned on deposited funds which dropped from 4.52% in 2008 to 1.45% in 2009.
Interest Expense
Interest expense decreased $556 thousand or 34.2% from $1.6 million in 2008 to $1.1 million in 2009. This decrease is primarily due to a reduction of $540 thousand in the average outstanding balance on our revolving line of credit in conjunction with a 2.36% drop in the interest rate on the credit facility from 4.00% to 1.64%, which together facilitated a $539 thousand reduction in interest expense.
Foreign Exchange Gain
Foreign exchange gains increased $772 thousand or 131.7% from $586 thousand in 2008 to $1.4 million in 2009. This improvement is primarily due to the $498 thousand increase in the fair value of the derivative instruments the Company put in place during 2009 to hedge the impact of fluctuations in the exchange rate between the U.S. dollar and the Indian rupee as pertaining to the U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The remaining $274 thousand of increase foreign exchange gains result from the settlement of transactions denominated in other than our subsidiary’s’ functional currency.
Income Taxes
Income tax expense decreased $375 thousand, or 27.1%, from $1.4 million in 2008 to $1.0 million in 2009. Our effective tax rate was 2.5% for the twelve months ended December 31, 2009, down from 4.8% for the same period in 2008. Primarily affecting the decrease in income tax expense and our consolidated effective tax rate was the $2.82 million release of a portion of the preexisting valuation allowance that had been held against cumulative legacy net operating loss (“NOL”) carryforwards in the United States, partially offset by a $2.04 million charge to increase the Company’s reserves for uncertain tax filing positions as evaluated by management. Also facilitating the relatively low consolidated world-wide effective tax rate was the utilization of $14.6 million of NOL’s to offset 2009 U.S. taxable income and advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions.
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
Carrier Systems division revenue increased $0.5 million due primarily to system development work being done for large insurance carrier customers of our EbixAdvantage division.
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
Income Taxes
Income tax expense increased $852 thousand, or 160%, from $533 thousand in 2007 to $1.4 million in 2008. The Company’s effective tax rate was 4.83% for the twelve months ended December 31, 2008, down from 4.04% for the same period in 2007. Primarily affecting the increase in income tax expense and our consolidated effective tax rate was the impact of statutory tax rates associated with the change in the mix of taxable income amongst the various domestic and foreign tax jurisdictions in which the Company operated. Favorably impacting our consolidated effective tax rate is result of advantages the Company has from conducting activities in certain foreign low tax jurisdictions. Furthermore, in the United States, the Company utilized $9.3 million of available net operating losses to offset the current year’s U.S. domestic taxable income.
LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense but will not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with renewing our revolving credit facility and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operation conditions warrant.
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

We continue to strategically evaluate our ability to sell additional equity or debt securities, to expand existing or obtain new credit facilities from lenders, and to restructure our debt in order to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. During 2010 the Company intends to utilize its cash and other financing resources towards making strategic accretive acquisitions in the insurance data exchange arena. However, there are no assurances that such financing facilities will be available in amounts or on terms acceptable to us, if at all.
In February 2010 the Company entered into a new credit facility with Bank of America (“BOA”). The new financing is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments commencing on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility also includes an accordion feature providing for an expansion of $10.0 million with the participation of an additional commercial bank participating in the facility with BOA as administrative agent. The initial interest rate applicable to the entire BOA credit facility is LIBOR plus 1.75%.
Regarding the $20.0 million December 18, 2007 convertible note with Whitebox, on October 7, 2009 Ebix elected to exercise its mandatory conversion option. As specified by the applicable section of the convertible note agreement, since the price of the Company’s common stock remained above the $14.22 per share threshold price for 30 consecutive trading days the Company caused Whitebox to surrender the underlying 2.5% Secured Convertible Promissory Note due December 18, 2009, and to convert the remaining principal in the amount of $5.3 million together with accrued interest thereon in the amount of $105 thousand into 762,810 shares of the Company’s common stock at a conversion price of $7.09 per share.
Regarding the $15.0 million July 11, 2008 convertible note with Whitebox, through December 31, 2009 Whitebox converted $10.7 million of principal and accrued interest into 1,144,356 shares of the Company’s common stock. Furthermore On February 3, 2010 Whitebox fully converted the remaining principal on the Note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Our cash and cash equivalents were $19.2 million and $9.5 million at December 31, 2009 and 2008, respectively.
Our current ratio improved to 0.62 at December 31, 2009 as compared to 0.47 at December 31, 2008, although a working capital deficit in the amount of $28.6 million exists at the end of the year. The improvement in our short-term liquidity position is primarily the result of additional trade receivables generated by our increased revenue streams, and increased cash provided by our ongoing operating activities. The existing working capital deficit is essentially the result of an accounting reclassification, driven by two factors. Firstly, due to the current classification of our existing two-year revolving line of credit which was to mature in February 2010; and secondly, the current classification of the convertible notes issued in August 2009 and maturing in August 2011, but which are required to be classified as current due to the fact that the underlying shares are considered to be in the money given their respective conversion prices as compared to the price of the Company’s common stock on December 31, 2009 and the Company’s obligation to settle the principal amount of any conversion in cash. We believe that our ability to generate sustainable significant cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.
Operating Activities
For the twelve months ended December 31, 2009, the Company generated $33.9 million of net cash flow from operating activities compared to $26.8 million for the year ended December 31, 2008, a 26.5% increase. The major source of cash provided by operating activities for 2009 was net income of $38.8 million, net of $(9.7) million in working capital requirements, $3.9 million of depreciation and amortization, and $1.4 million of non-cash compensation.

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
Investing Activities
Net cash used for investing activities totaled $47.4 million for the twelve months ended December 31, 2009 of which $7.9 million was used for the October 2009 acquisition of Peak (net of $187 thousand of cash acquired), $25.4 million was used for the cash consideration portion of the E-Z Data acquisition purchase price (net of $206 of cash acquired), $6.2 million was used for the May 2009 acquisition of Facts (net of $796 thousand of cash acquired), $1.0 million was used to fulfill earn-out payment obligations to the former shareholders of IDS (a November 2007 business acquisition), $3.3 million was used to fulfill earn-out payment obligations to the former shareholders of ConfirmNet (a November 2008 business acquisition), $3.1 million was used for purchases of operating equipment to enhance the performance of our technology platforms, and $263 thousand was used investments in marketable securities (specifically bank certificates of deposit).
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
Financing Activities
During the twelve months ended December 31, 2009 the net cash provided by financing activities was $23.2 million. This financing cash inflow was comprised of $25.0 million from the proceeds two convertible debt issuances and $1.6 million from exercise of stock options. Partially offsetting these financing cash inflows was $1.8 million of payments against our line of credit (net of $27.1 million of draws), $1.0 million was used to service existing long-term debt and capital lease obligations, and $507 thousand to complete open market repurchases of our common stock.
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
Revolving Credit Facility
As of December 31, 2009 the Company had a $25.0 million revolving line of credit facility with Bank of America Corporation. The line provides for a variable interest rate at Libor plus 1.3%, is secured by a first security interest in substantially all of the Company’s assets. The underlying Loan and Security Agreement was set to expire on August 31, 2009, however, as a result of further amendments to the Second Amended and Restated Loan and Security Agreement (the “amended loan agreement”) which was effective as of August 27, 2009, the revolving credit line facility was extended to February 15, 2010 at the same Libor plus 1.3% interest rate. The amended loan agreement also contains certain restrictive covenants concerning the incurrence of new debt and consummation of new business acquisitions. The Company was in full compliance with all such financial and restrictive covenants as of December 31, 2009. There are no outstanding events of default.

As of December 31, 2009 the outstanding balance on the line was $23.1 million and the facility carried an interest rate of 1.53%, thereby leaving $1.9 million available under that credit facility. During the year ending December 31, 2009 the Company borrowed $27.1 million from the revolving line of credit facility and repaid $28.9 million against the credit line.
In February 2010 the Company entered into a new credit facility with Bank of America. This arrangement is further described in Note 18 “Subsequent Events” to the accompanying Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term obligations as of December 31, 2009. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)
Short and Long-term Debt	$52,487	$27,487	$25,000	$—	$—
Operating leases	10,410	3,118	4,526	2,616	150
Capital Leases	1,267	596	574	97	—

Total	$64,164	$31,201	$30,100	$2,713	$150

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
RECENT ACCOUNTING PRONOUNCEMENTS
The following are recently issued accounting pronouncements that are pertinent to the Company’s business:
In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling price.
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

Also in September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements which removes tangible products from the scope of previously issued authoritative guidance on software revenue recognition and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company will adopt this new guidance in 2011 but does not expect its adoption to have a material impact on our consolidated financial position, results of operations or cash flows, as the sale of tangible products are not a significant component of the Company’s revenues.
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
In April 2009, FASB issued new accounting guidance related to interim disclosure about the fair value of the financial instruments. The guidance requires disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the guidance on September, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of the guidance did result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 11, Derivative Instruments, for these additional disclosures.
Furthermore in the April 2009 the FASB issued additional guidance regarding the determination of fair which provides clarification in order to make fair value measurements more consistent and reaffirms the objective of fair value measurements, specifically how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions and emphasizes the need to use judgment to ascertain if a formerly active market has become inactive and how to determine fair values when markets have become inactive. The Company has adopted this accounting guidance, and its adoption did not have material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued new accounting guidance pertaining to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance was effective for fiscal years beginning after December 15, 2008, and we applied this new pronouncement to the 2009 acquisitions of EZ Data, Facts and Peak Performance.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Notes to the Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Revenue Recognition
The Company derives its revenues primarily from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, and business process outsourcing revenue. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company.
The Company begins to recognize revenue from license fees for its ASP products upon delivery and the customer’s acceptance of the software implementation and customizations if applicable. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with FASB and SEC accounting guidance on revenue recognition.
Deferred revenue includes maintenance and support payments or billings that have been received and recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; software license fees received in advance of delivery, acceptance, and/or completion of the earnings process; and amounts received under multi-element arrangements in which objective evidence of the fair value for the undelivered elements does not exist. In these instances revenue is recognized when the fair value of the undelivered elements is determinable or when all contractual elements have been completed and delivered.

Allowance for Doubtful Accounts Receivable
Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses. The Company applies the provisions of the FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows.
These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2009, 2008, and 2007, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.
Income Taxes
We account for income taxes in accordance with FASB accounting guidance on the accounting and disclosure of income taxes, which involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income in the years in which those temporary differences are expected to be recovered or settled, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In this regard a partial valuation allowance is currently set against some of our accumulated domestic net operating loss carryforwards because we believe it is more likely than not that a portion of this deferred tax asset may not be realizable due to uncertainty as to future taxable income being generated by our EbixHealth division as a result of the impact of pending healthcare legislation.
The Company has not provided deferred U.S. taxes on its unremitted foreign earnings because it considers them to be permanently re-invested.
The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. This guidance clarified the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (“Step 1”) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (“Step 2”) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement.
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

Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2009, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Year Ended December 31, 2009
Total revenues	$20,668	$22,421	$23,292	$31,304
Gross Profit	16,367	17,889	18,827	23,328
Operating income	8,357	9,260	9,783	11,856
Net income	8,335	8,956	9,434	12,097

Net income per common share:
Basic *	$0.28	$0.29	$0.30	$0.36
Diluted *	$0.23	$0.24	$0.25	$0.31

Year Ended December 31, 2008
Total revenues	$16,639	$17,803	$20,168	$20,142
Gross Profit	13,703	14,578	16,228	16,083
Operating income	6,143	6,905	8,119	8,097
Net income	5,670	6,336	7,398	7,910

Net income per common share:
Basic *	$0.18	$0.22	$0.26	$0.27
Diluted *	$0.16	$0.18	$0.21	$0.22

Year Ended December 31, 2007
Total revenues	$9,018	$9,816	$11,807	$12,201
Gross Profit	7,452	8,098	9,966	10,211
Operating income	2,238	2,298	3,712	4,553
Net income	1,962	2,513	3,693	4,498

Net income per common share:
Basic *	$0.08	$0.09	$0.13	$0.15
Diluted *	$0.07	$0.08	$0.11	$0.13

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010

Item 6A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Most of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2009, 2008, and 2007 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain(loss) of $11.5 million, $(15.1)million, and $1.8 million, respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.6 million, $2.9 million and $122 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2009 the Company had $52.5 million of outstanding debt obligations which consisted of a $23.1 million balance on our revolving line of credit, a $4.4 million promissory note from 2008 with Whitebox, a $20.0 million convertible promissory notes from 2009 with Whitebox and IAM, and a $5.0 million convertible promissory note with Rennes. The 2008 Whitebox convertible note, was subsequently exercised fully on February 3, 2010 and had an interest rate fixed at 2.5%, and the 2009 Whitebox, IAM, and Rennes convertible note’s are non-interest bearing, therefore these instruments present no risk as to exposures to financial market fluctuations. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.3%, and stood at 1.53% at December 31, 2009. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $28 thousand and $134 thousand for the years ending December 31, 2009 and 2008, respectively. The Company’s average cash balances during 2009 were $13.8 million and its existing cash balances as of December 31, 2009 was $19.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $40 thousand and $91 thousand for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars / Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of December 31, 2009, the notional value of these contracts which are scheduled to mature in May and December 2010 is $13.7 million. Changes in the fair value of these derivative instruments are recognized in our consolidated income statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the intercompany receivables being hedged. For the twelve months ended December 31, 2009, we recognized a gain of $498 thousand included in “Foreign exchange gain” in the consolidated statements of income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at December 31, 2009, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $2.18 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $3.27 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities. Either of the two possibilities is likely to be offset by the change in value of the corresponding accounts receivable against which these hedges were set up.
During the year ending December 31, 2009 in connection with the acquisition of E-Z Data the Company issued a put option to the sellers which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the acquisition. Using a Black-Scholes model we determined that the initial fair value for the put option was $6.6 million and that its fair value on December 31, 2009 had decreased by $89 thousand. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk as regarding the rate and magnitude of change of our stock price and corresponding variances to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $700 thousand increase to the put option liability and a corresponding reduction to pre-tax income as of and for the year ended December 31, 2009.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2009 and 2008 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 and 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 16, 2010

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
As disclosed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.
/s/ Habif, Arogeti & Wynne LLP
Atlanta, Georgia
March 28, 2008

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Operating revenue:	$97,685	$74,752	$42,841

Operating expenses:
Costs of services provided	21,274	14,161	7,114
Product development	11,362	8,962	7,609
Sales and marketing	5,040	4,344	4,116
General and administrative	16,798	14,715	8,602
Amortization and depreciation	3,955	3,306	2,599

Total operating expenses	58,429	45,488	30,040

Operating income	39,256	29,264	12,801
Interest income	199	475	509
Interest expense	(1,070)	(1,626)	(358)
Other non-operating income	89	—	—
Foreign exchange gain	1,358	586	247

Income before income taxes	39,832	28,699	13,199
Income tax provision	(1,010)	(1,385)	(533)

Net income	$38,822	$27,314	$12,666

Basic earnings per common share*	$1.24	$0.93	$0.45
Diluted earnings per common share*	$1.03	$0.76	$0.40
Basic weighted average shares outstanding*	31,398	29,514	27,917
Diluted weighted average shares outstanding*	38,014	36,780	31,604

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,227	$9,475
Short-term investments	1,799	1,536
Trade accounts receivable, less allowances of $565 and $453, respectively	22,861	13,562
Other current assets	2,628	951

Total current assets	46,515	25,524

Property and equipment, net	7,865	3,774
Goodwill	157,245	88,488
Intangibles, net	20,505	10,235
Indefinite-lived intangibles	29,223	11,589
Other assets	814	1,557

Total assets	$262,167	$141,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,060	$8,245
Accrued payroll and related benefits	3,634	2,709
Short term debt	23,100	24,945
Current portion of convertible debt, net of discount of $706 and $0, respectively	28,681	11,518
Current portion of long term debt and capital lease obligation	596	912
Deferred revenue	7,754	5,383
Other current liabilities	272	142

Total current liabilities	75,097	53,854

Convertible debt	—	15,000
Other long term debt and capital lease obligation, less current portion	671	290
Other liabilities	2,965	941
Deferred tax liability, net	5,147	—
Put option liability	6,596	—
Deferred revenue	269	330
Deferred rent	679	610

Total liabilities	91,424	71,025

Commitments and Contingencies, Note 7

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock*, $.10 par value, 60,000,000 shares authorized, 34,474,608 issued and 34,434,099 outstanding at December 31, 2009 and 30,019,365 issued and 29,840,130 outstanding at December 31, 2008	3,443	981
Additional paid-in capital	158,404	111,641
Treasury stock* (40,509 and 179,235 shares as of December 31, 2009 and December 31, 2008 respectively)	(76)	(1,178)
Retained earnings (accumulated deficit)	8,623	(30,199)
Accumulated other comprehensive income (loss)	349	(11,103)

Total stockholders’ equity	170,743	70,142

Total liabilities and stockholders’ equity	$262,167	$141,167

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Accumulated
	Common Stock*						Other
			Treasury		Additional		Comprehensive
	Issued		Stock	Treasury	Paid-in	Retained	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital*	Earnings	Income	Total	Income
	(In thousands, except share amounts)
Balance, January 1, 2007	25,714,602	$286	(80,010)	$(149)	$94,914	$(70,179)	$839	$25,711
Net income						12,666		12,666	$12,666
Cumulative translation adjustment							1,841	1,841	1,841

Comprehensive income									$14,507

Proceeds from issuance of common stock (net of issuance costs)	4,472,298	48			18,895			18,943
Exercise of stock options	370,197	3			641			644
Restricted stock compensation	99,009				153			153
Compensation related to the vesting of stock options					168			168

Balance, December 31, 2007	30,656,106	337	(80,010)	$(149)	$114,771	$(57,513)	$2,680	$60,126

Net income						27,314		27,314	$27,314
Cumulative translation adjustment							(15,108)	(15,108)	(15,108)

Comprehensive income								—	$12,206

Proceeds from issuance of common stock (net of issuance costs)	1,530,000	17			12,502			12,519
Exercise of stock options	308,457	4			1,236			1,240
Restricted stock compensation	200,565				591			591
Compensation related to the vesting of stock options					107			107
Repurchase of common stock	(3,631,500)	(41)	(99,225)	(1,029)	(24,216)			(25,286)
Conversion of principal and interest on Convertible promissory notes	1,217,691	29			8,610			8,639
Effect 3-1 stock split		635			(635)			—
Other	(261,954)				(1,325)		1,325	—

Balance, December 31, 2008	30,019,365	$981	(179,235)	$(1,178)	$111,641	$(30,199)	$(11,103)	$70,142

Net income						38,822		38,822	38,822
Cumulative translation adjustment							11,452	11,452	11,452

Comprehensive income								—	$50,274

Exercise of stock options	302,163	10			1,555			1,565
Restricted stock compensation					1,153			1,153
Compensation related to the vesting of stock options					216			216
Repurchase of common stock	(48,672)	(2)	(31,950)	(205)	(298)			(505)
Retirement of treasury stock	(170,676)		170,676	1,307	(1,307)			—
Conversion of principal and interest on Convertible promissory notes	2,790,186	93			22,262			22,355
Effect 3-1 stock split		2,295			(2,295)			—
Imputed interest on issuance of convertible debt					534			534
Shares subscribed for business acquisitions	1,488,984	50			24,950			25,000
Vesting of restricted stock	93,258	16			(7)			9

Balance, December 31, 2009	34,474,608	$3,443	(40,509)	$(76)	$158,404	$8,623	$349	$170,743

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$38,822	$27,314	$12,666
Cumulative effect of adoption of FIN 48	—	—	(455)
Adjustments to reconcile net income before cumulative effect of the adoption of FIN 48 to cash provided by (used in) operating activities:
Depreciation and amortization	3,955	3,306	2,599
Provision for doubtful accounts	321	298	121
Provision for deferred taxes	(2,615)	(1,846)	—
Unrealized foreign exchange gain on forward contracts	(500)	—	—
Unrealized gain on put option	(89)	—	—
Share-based compensation	1,369	698	317
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(8,619)	(163)	(803)
Other assets	(577)	737	(1,952)
Accounts payable and accrued expenses	1,127	(1,284)	377
Accrued payroll and related benefits	587	84	(32)
Deferred rent	27	(109)	568
Other liabilities	109	60	1,491
Deferred revenue	(40)	(2,270)	142

Net cash provided by operating activities	33,877	26,825	15,039

Cash flows from investing activities:
Investment in Finetre, net of cash acquired	—	—	(15)
Investment in Infinity, net of cash acquired	—	(500)	(2,870)
Investment in IDS, net of cash acquired	(1,000)	—	(11,253)
Investment in Telstra, net of cash acquired	—	(42,942)	—
Investment in Periculum, net of cash acquired	(200)	(1,067)	—
Investment in Acclamation, net of cash acquired	(85)	(21,388)	—
Investment in Confirmnet, net of cash acquired	(3,279)	(7,294)	—
(Purchases)/maturities of marketable securities, net	(263)	(507)	280
Investment in Facts, net of cash acquired	(6,215)	—	—
Investment in Peak Performance, net of cash acquired	(7,894)	—	—
Investment in EZ Data, net of cash acquired	(25,362)	—	—
Capital expenditures	(3,129)	(615)	(1,754)

Net cash used in investing activities	(47,427)	(74,313)	(15,612)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	12,519	18,945
Proceeds from / Repayment to line of credit, net	(1,846)	9,295	16,400
Proceeds from the issuance of convertible debt	25,000	15,000	20,000
Payments to acquire treasury stock	—	(1,029)	—
Payments on line of credit	—	—	(10,750)
Repurchase of common stock	(505)	(24,246)	—
Payments of long term debt	(742)	(500)	(966)
Payments for capital lease obligations	(293)	(3)	(3)
Proceeds from exercise of common stock options	1,565	1,239	646

Net cash provided by financing activities	23,179	12,275	44,272

Effect of foreign exchange rates on cash and cash equivalents	123	(3,749)	1,034

Net change in cash and cash equivalents	9,752	(38,962)	44,733
Cash and cash equivalents at the beginning of the year	9,475	48,437	3,704

Cash and cash equivalents at the end of the year	$19,227	$9,475	$48,437

Supplemental disclosures of cash flow information:
Interest paid	$1,125	$1,370	$386
Income taxes paid	4,752	1,937	7
Supplemental schedule of noncash financing activities:
During the year ended December 31, 2009 the holder of the convertible notes, Whitebox VSC, Ltd., converted $22.3 million of principal and accrued interest into 2,790,186 shares of the Company’s common stock.
During the year ended December 31, 2009 the Company issued shares of common stock valued at $25.0 million in connection with the acquisition of E-Z Data.
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a series of software products for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents. Products include data exchanges, carrier systems, agency systems, and feature fully customizable and scalable on-demand software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also operated in eight other countries during 2009 including Australia, Canada, China, India, Japan, New Zealand, Singapore, and the UK. International revenue accounted for 25%, 35% and 27% of total revenue in 2009, 2008 and 2007, respectively.
The Company’s revenues are derived from four product channels. Presented in the table below is the breakout of our revenue streams for each of those product channels the years ended December 31, 2009, 2008, and 2007.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2009	2008	2007
Carrier Systems	$10,624	$11,314	$10,844
Exchanges	$60,764	$42,711	$19,709
Business Process Outsourcing (“BPO”)	$14,698	$8,380	$1,250
Broker Systems	$11,599	$12,347	$11,038

Totals	$97,685	$74,752	$42,841

Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of Ebix and its wholly-owned subsidiaries which include:
Ebix.com, International, Inc., a Delaware corporation
Ebix International, LLC, a Delaware limited liability company
EbixLife Inc., a Utah corporation
Finetre Corporation, an Indiana corporation
Ebix BPO Division — San Diego, a California corporation
Jenquest, Inc., a California corporation
Acclamation Systems, Inc., a Pennsylvania corporation
FACTS Services Inc., a Florida corporation
E-Z Data, Acquisition Sub, LLC, a California limited liability company
Peak Performance Solutions, Inc., a Delaware limited liability company
Ebix Software India Private Limited
Ebix Australia Pty,. Ltd.
Ebix Australia (VIC) Pty. Ltd.
Ebix Insurance Agency, Inc., an Illinois corporation
Ebix New Zealand
Ebix New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Software Asia SEZ, Private Limited
EIH Holdings KB
EIH Holdings AB
Ebix Asia Holdings Inc.
Ebix Exchange PTY LTD

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
Segment Reporting—Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 15.
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
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value. The carrying value of our short-term investments was $1.8 million and $1.5 million at December 31, 2009 and 2008 respectively.
Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit and capital lease obligations is a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates. We also believe that the Company’s convertible debt, as reported net of the associated unamortized discount, is being carried at its approximate fair value.
Revenue Recognition and Deferred Revenue— The Company derives its revenues primarily from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, and business process outsourcing revenue. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with FASB and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company.

The Company begins to recognize revenue from license fees for its ASP products upon delivery and the customer’s acceptance of the software implementation and customizations if applicable. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Revenues from BPO arrangements, which include call center services, services are primarily performed on a time and material basis, and insurance certificate creation and tracking services are recognized the services are performed. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with FASB and SEC accounting guidance on revenue recognition.
Software development arrangements involving significant customization, modification or production are accounted for in accordance with the appropriate technical accounting guidance issued by the FASB using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.
Deferred revenue includes maintenance and support payments or billings that have been received and recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; software license fees received in advance of delivery, acceptance, and/or completion of the earnings process; and amounts received under multi-element arrangements in which objective evidence of the fair value for the undelivered elements does not exist. In these instances revenue is recognized when the fair value of the undelivered elements is determinable or when all contractual. Approximately $4.1 million and $2.7 million of deferred revenue were included in accounts receivable at December 31, 2009 and 2008 respectively.
Allowance for Doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $321 thousand and $298 thousand during the twelve months ended December 31, 2009 and 2008, respectively. The Company currently has $393 thousand of accounts receivable that has been outstanding for more than a year over, all which is fully covered by the allowance for doubtful accounts.
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
Goodwill and Indefinite-Lived Intangible Assets— Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses. In accordance with the relevant FASB accounting guidance goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit below decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment test as of September 30 each year. During the years ended December 31, 2009, 2008, and 2007, we had no impairment of our reporting unit goodwill balances.

During 2009 the Company recorded $56.0 million of goodwill in connection with the recent acquisitions of E-Z Data, Inc. (“E-Z Data”), Peak Performance Solutions, Inc. (“Peak”), and Facts Services, Inc. (“Facts”). During 2008 the Company recorded $58.3 million of adjustments to goodwill in connection with the prior acquisitions of Telstra eBusiness Services (“Telstra”), Periculum Services Group (“Periculum”), Acclamation Systems, Inc. (“Acclamation”), and ConfirmNet Corporation (“ConfirmNet”).
Changes in the carrying amount of goodwill for the year ended December 31, 2009 and December 31, 2008 are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)
Beginning Balance	$88,488	$36,408
Additions	60,118	59,822
Foreign currency translation adjustments	8,639	(7,742)

Ending Balance	$157,245	$88,488

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with nine property and casualty insurance carriers in Australia using our property and casualty (“P&C”) data exchange and with ten corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to the underlying business acquisitions Ebix had contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the data exchange and CRM platform, and used to deliver services to these carriers and corporate clients cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2009, 2008, and 2007, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. In connection with the acquisition of Telstra during the first quarter of 2008 and the related purchase price allocation, an indefinite-lived asset in the amount of $14.7 million was recorded with respect to the contractual customer relationships existing with the property and casualty insurance carriers in Australia. In connection with the acquisition of E-Z Data during the fourth quarter of 2009 and the related purchase price allocation, an indefinite-lived asset in the amount of $14.2 million was recorded with respect to the contractual customer relationships existing with corporate customers using our CRM platform in the United States.

Purchased Intangible Assets—Purchased intangible assets represent the estimated fair value of acquired intangible assets through synergistic combination of the business that we purchase in the U.S. and foreign countries in which we operate. These purchased intangible assets include customer relationships, developed technology, and trademarks acquired. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(yrs)
Customer relationships	4-20
Developed technology	3-7
Trademarks	5-10
Non-compete agreements	5
Intangible assets for the year ended December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)
Intangible assets:
Customer relationships	$19,773	$11,373
Developed technology	7,935	4,762
Trademarks	218	656
Non-compete agreements	418	—
Backlog	140	140

Total intangibles	28,484	16,931
Accumulated amortization	(7,979)	(6,696)

Intangibles, net	$20,505	$10,235

Indefinite-lived intangibles:
Customer/territorial relationships	$29,223	$11,589
Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to the pertinent guidance issued by the FASB. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards, and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (“Step 1”) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (“Step 2”) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in this context, the term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%.
Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is generally the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary’s functional currency are included in the determination of net income.
Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $548 thousand, $413 thousand and $207 thousand in 2009, 2008 and 2007, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

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
Recent Accounting Pronouncements— In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling price.
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
Also in September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements which removes tangible products from the scope of previously issued authoritative guidance on software revenue recognition and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company will adopt this new guidance in 2011 but does not expect its adoption to have a material impact on our consolidated financial position, results of operations or cash flows, as the sale of tangible products are not a significant component of the Company’s revenues.
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
In April 2009, FASB issued new accounting guidance related to interim disclosure about the fair value of the financial instruments. The guidance requires disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the guidance on September, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of the guidance did result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 11, Derivative Instruments, for these additional disclosures.

Furthermore in the April 2009 the FASB issued additional guidance regarding the determination of fair which provides clarification in order to make fair value measurements more consistent and reaffirms the objective of fair value measurements, specifically how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions and emphasizes the need to use judgment to ascertain if a formerly active market has become inactive and how to determine fair values when markets have become inactive. The Company has adopted this accounting guidance, and its adoption did not have material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued new accounting guidance pertaining to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance was effective for fiscal years beginning after December 15, 2008, and we applied this new pronouncement to the 2009 acquisitions of EZ Data, Facts and Peak Performance.
Note 2: Earnings per Share and Stock Splits
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented in the accompanying Consolidated Statements of Income have been adjusted to reflect the retroactive effect of the Company’s three-for-one stock split dated October 9, 2008 and the three-for-one stock split dated January 4, 2010. The earnings per share information on a comparative basis both prior to and after the subsequent event pertaining to the January 4, 2010 three-for-one stock split is presented in the table below.

	For the year ended
	December 31,
	(In thousands, except per share amounts)
Earnings per share:	2009	2008	2007
As Reported
Basic earnings per common share	$1.24	$0.93	$0.45
Diluted earnings per common share	$1.03	$0.76	$0.40
Basic weighted average shares outstanding	31,398	29,514	27,917
Diluted weighted average shares outstanding	38,014	36,780	31,604

Supplemental (non-GAAP) pre-split information:
Basic earnings per common share	$3.71	$2.78	$1.36
Diluted earnings per common share	$3.10	$2.28	$1.20
Basic weighted average shares outstanding	10,466	9,838	9,306
Diluted weighted average shares outstanding	12,671	12,260	10,535

To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	For the year ended
	December 31,
	(in thousands)
	2009	2008	2007
Net income	$38,822	$27,314	$12,666
Convertible debt interest (excludes imputed interest)	466	634	18

Net income for diluted earnings per share purposes	$39,288	$27,948	$12,684

Diluted shares outstanding *	38,014	36,780	31,604

Diluted earnings per common share *	$1.03	$0.76	$0.40

*	Reflects the effect of the 3-for-1 stock split dated January 4, 2010
Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2009 there were approximately 135,000 shares potentially issuable with respect to stock options which could dilute EPS in the future but which was excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding determined as follows for each years ending December 31, 2009, 2008, and 2007.

	For the year ended
	December 31,
	2009	2008	2007
Basic wtd. avg. shares outstanding	31,398,263	29,514,183	27,916,848
Incremental shares	6,616,094	7,266,174	3,687,156

Diluted shares outstanding	38,014,357	36,780,357	31,604,004

On July 29, 2008 the Board of Directors approved and declared a 3-for-1 stock split on shares of Ebix’s common stock (the “Stock Split”) effective October 9, 2008 (the “Split Date”) outstanding as of the close of business on September 29, 2008. As a result of the Stock Split, every share of the Company’s common stock was converted into three shares common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged after the Stock Split. Furthermore, as a result of the Stock Split approximately 6.5 million additional shares of common stock were issued and the Company’s issued and outstanding common stock was increased to approximately 9.8 million shares. The issuance of the additional shares was accounted for as a stock dividend by the transfer of approximately $635 thousand from additional paid-in capital to common stock. Shares reserved for issuance under the Company’s 1996 Incentive Compensation Program, as amended and restated in 2006, and for the Company’s 2.5% convertible promissory notes were similarly adjusted. Information presented in these Consolidated Financial Statements and accompanying notes have been retroactively adjusted for all periods presented to reflect the retroactive effect of the stock split.
On October 10, 2009 the Company’s Board of Directors approved a 3-for-1 stock split on shares of its common stock (“the “2010 Stock Split”). The 2010 Stock Split was effective as of January 4, 2010 for all shares outstanding as of the close of business on December 21, 2009 (the record date). As a result of the 2010 Stock Split, every share of the Company’s common stock was converted into three shares of the Company’s common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the 2010 Stock Split. Furthermore, as a result of the 2010 Stock Split approximately 23.0 million additional shares of common stock were issued and the Company’s issued and outstanding common stock increased to approximately 34.5 and 34.4 million shares, respectively. The issuance of the additional shares has been accounted for as a stock dividend by the transfer of approximately $2.3 million from additional paid-in capital to common stock. Shares reserved for issuance under the Company’s 1996 Incentive Compensation Program, as amended and restated in 2006, and for the Company’s outstanding convertible promissory notes issued in August 2009 were similarly adjusted.
Note 3: Business Acquisitions
The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with the FASB’s accounting guidance on the accounting for business combinations. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill.
2009 Acquisitions
E-Z Data, Inc. — Effective October 1, 2009, the Company acquired E-Z Data, Inc. E-Z Data, with principal offices in Pasadena, CA, is a provider of on-demand customer relationship management (“CRM”) solutions for insurance companies, brokers, agents, investment dealers, and financial advisors. The Company acquired the business operations and intellectual property of E-Z Data for an aggregate purchase price of $50.53 million paid to E-Z Data’s shareholders consisting of cash consideration in the amount of $25.53 million paid at closing and $25.00 million in shares of our common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. Furthermore, under the terms of the agreement the E-Z Data sellers hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. This put option is described in more detail in Note 11. The Company funded the cash portion of the purchase price for this business acquisition using the proceeds from the Company’s two convertible promissory notes issued in late August 2009. The Company has added the E-Z Data’s product line to its EbixExchange division thereby providing access to the majority of the life and annuity desktop applications across the United States. In summary in regards to the E-Z Data acquisition the Company recorded goodwill in the amount of $43.8 million, an indefinite-life intangible asset of $14.2 million with respect to existing contractual relationships with corporate clients, definite lived intangible assets with respect to acquired retail customer relationships in the amount of $3.8 million and to non-compete agreements in the amount of $418 thousand, and acquired developed technology in the amount of $2.3 million.
Peak Performance Solutions, Inc. — Effective October 1, 2009, Ebix acquired Peak effective October 1, 2009. Pursuant to the terms of the stock purchase agreement, the Company paid Peak’s shareholders $8.0 million in cash for all of Peak’s outstanding stock. Peak, with operations based out of Columbus, OH, provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. Peak’s shareholders also retain the right to earn up to $1.5 million of future additional cash compensation, if certain revenue targets are achieved during the 2010 calendar year, which was accrued fully on December 31, 2009. The Company funded this acquisition with internal resources using available cash reserves. In summary in regards to the Peak acquisition the Company recorded goodwill in the amount of $7.5 million, and definite lived assets with respect to acquired customer relationships in the amount of $2.1 million and acquired developed technology in the amount of $509 thousand.

Facts Services, Inc. — Effective May 1, 2009, Ebix, Inc. acquired Facts, a Miami, Florida based provider of fully automated software solutions for healthcare payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $7.0 million for all of Facts’ stock. The Company has combined Facts’ operations with its Pittsburgh health services division operating under the name of EbixHealth, which includes operating results of Facts starting in the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves. The Company has recognized $4.7 million of goodwill and $2.2 million of intangible assets in connection with the acquisition of Facts. The recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of Facts with Ebix, and the value of the acquired workforce.
2008 Acquisitions
ConfirmNet Corporation—Effective November 1, 2008 Ebix acquired ConfirmNet a provider of insurance certificate creation and tracking services. The Company paid ConfirmNet shareholders $7.36 million for all of ConfirmNet’s stock, and the ConfirmNet shareholders earned an additional $3.1 million for meeting certain revenue objectives which was paid in the first quarter of 2009, and retain the right to earn up to an additional $3.5 million if certain revenue targets for the year 2009 of the ConfirmNet division are met, of which $3.2 million was accrued at December 31, 2009 and was recorded as an increase to goodwill. Also during the year ended December 31, 2009, as a result of completing the valuation of acquired assets, the Company reduced goodwill by $617 thousand.
Acclamation Systems, Inc.—Effective August 1, 2008 Ebix acquired Acclamation a developer of supplier software and e-commerce solutions to the health insurance industry, effective August 1, 2008. The Company acquired all of the stock of Acclamation for a payment of $22 million in cash and additional future payments of up to $3 million over a two year period subsequent to the effective date of the acquisition if certain customer revenue targets for Ebix’s Health Benefits division are achieved. No accrual was made for any potential earnout as of December 31, 2009. The Company also incurred approximately $85 thousand of costs primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of the proceeds from the issuance of convertible debt and available cash reserves. During the year ending December 31, 2009, as a result of the final working capital settlement, the Company recorded a $347 thousand increase to goodwill.
Periculum Services Group—Effective April 28, 2008 Ebix acquired Periculum a provider of certificate of insurance tracking services. The Company acquired all of the stock of Periculum for a payment of $1.1 million and Periculum’s shareholders earned, and were paid, an additional $200 thousand for meeting certain revenue objectives which was recorded as an increase to goodwill during the year ended December 31, 2009.
Telstra eBusiness Services—Effective January 2, 2008 Ebix acquired Telstra eBusiness Services (“Telstra”) an insurance exchange located in Melbourne, Australia. The Company purchased all of the stock of Telstra for a payment of $50 million Australian dollars (US $43.9 million). Telstra was a wholly owned subsidiary of Telstra Services Solutions Holding Limited. The Company also incurred approximately $368 thousand of expenses primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of $1.6 million of available cash reserves, $16.5 million from the Company’s line of credit, $20.0 million of convertible debt, and $5.7 million from sales of the Company’s common stock. The operating results of Telstra have been included in the Company’s reported net income since the first quarter of 2008. The acquisition also gave rise to the elimination of certain personnel of Telstra and as a the Company recognized a liability of $198 thousand related to this elimination of personnel that was undertaken as part of the final integration plan that was implemented immediately after the closing of the acquisition. The Company recognized an indefinite-life intangible and associated estimated fair value with respect to the contractual/territorial relationships existing with the property and casualty insurance carriers in Australia. These contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. In summary the Company recorded an indefinite-life intangible asset with respect to the insurance carriers in the amount of $14.7 million, definite lived assets with respect to acquired customer relationships in the amount of $2.6 million (with an estimated useful life of 20 years), and acquired developed technology in the amount of $523 thousand (with an estimated useful life of 3 years). During the year ended December 31, 2009, as a result of completing the valuation of acquired intangible and tangible assets, the Company recorded a $1.0 million increase to goodwill.

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
The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates for those business combinations completed during 2009 and 2008:

	December 31,
(In thousands)	2009	2008
Current assets	$1,919	$7,638
Property and equipment	2,065	817
Intangible assets	11,276	5,809
Indefinite-lived intangibles	14,240	14,748
Goodwill	55,970	58,322

Total assets acquired	85,470	87,334
Less: liabilities assumed	(19,811)	(12,558)

Net assets acquired	$65,659	$74,776

The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2009 and 2008:

	December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Fair Value	Useful Life	Fair Value	Useful Life
Intangible asset category	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$7,755	12.6	$4,885	15.0
Developed technology	3,103	5.0	924	3.9
Non-compete agreements	418	5.0	—	—

Total acquired intangible assets	$11,276	10.2	$5,809	13.2

Estimated aggregated future amortization expense for the intangible assets recorded as part of the Facts, Peak, E-Z Data, Confirmnet, Acclamation, Periculum, Telstra, IDS, and other prior acquisitions is as follows:

Estimated Amortization Expenses:
For the year ended December 31, 2010	$3,317,000
For the year ended December 31, 2011	$2,635,000
For the year ended December 31, 2012	$2,348,000
For the year ended December 31, 2013	$2,299,000
For the year ended December 31, 2014	$2,036,000
For the years ending after December 31, 2014	$7,870,000
The Company recorded $2.4 million, $2.3 million, $1.9 million of amortization expense related to acquired intangible assets for the year ended December 31, 2009, 2008, and 2007, respectively.
Note 4: Pro Forma Financial Information (re: 2009 and 2008 acquisitions)
The following unaudited pro forma financial information for the year 2009 includes twelve months of pro forma financial results from the acquisitions of Facts, E-Z Data, and Peak, as if these acquisitions had been made on January 1, 2008, whereas the Company’s reported financial statements for the year 2009 include only eight months of actual financial results for Facts, three months for E-Z Data, and three months for Peak.
Similarly, the unaudited pro forma financial information for the year 2008 includes twelve months of pro forma financial results from the acquisitions of Facts, E-Z Data Peak, Acclamation, ConfirmNet, and Periculum as if these acquisitions had been made on January 1, 2008, whereas the Company’s reported financial statements for the year 2008 include no financial information for the 2008 operating results of Facts, Peak, and E-Z Data, and includes only five months of actual financial results for Acclamation, two months for ConfirmNet, and eight months for Periculum.

This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	As Reported	Pro Forma	As Reported	Pro Forma
	2009	2009	2008	2008
		(unaudited)		(unaudited)
	(In thousands)
Revenue	$97,685	$118,433	$74,752	$118,598
Net Income	$38,822	$37,302	$27,314	$28,266
Basic EPS*	$1.24	$1.19	$0.93	$0.91
Diluted EPS*	$1.03	$0.99	$0.76	$0.76

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2.
Note 5: Short-term Debt
As of December 31, 2009 the Company’s short term debt consists of a $25.0 million revolving line of credit facility with Bank of America Corporation. The line provides for a variable interest rate at Libor plus 1.3% and is secured by a first security interest in substantially all of the Company’s assets. The underlying Loan and Security Agreement was set to expire on August 31, 2009, however, as a result of further amendments to the Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) which was effective as of August 27, 2009, the revolving credit line facility was extended to February 15, 2010 at the same Libor plus 1.3% interest rate. The Amended Loan Agreement contains financial covenants that require a minimum annual profitability of $1.0 million, limits the funded debt to EBITDA coverage ratio to a maximum of 2.50, and requires at least $7.5 million of current assets at the end of each quarter. The Amended Loan Agreement contains restrictive covenants concerning the incurrence of new debt and consummation of new business acquisitions. The Company was in full compliance with all such financial and restrictive covenants as of December 31, 2009. There have been no outstanding events of default.
As of December 31, 2009 the outstanding balance on the line was $23.1 million and the facility carried an interest rate of 1.53%. During the year ending December 31, 2009 the Company borrowed $27.1 million from the revolving line of credit facility and repaid $28.9 million against the credit line. During the year ending December 31, 2008 the Company borrowed $9.3 million from the revolving line of credit facility, and at year end 2008 the balance on the credit facility was $24.9 million.
In February 2010 the Company entered into a new credit facility with Bank of America. This arrangement is further described in Note 18.
Note 6: Convertible Debt
The counterparties to our convertible debt arrangements are significant shareholders of the Company’s common stock.
During August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox VSC, Ltd (“Whitebox”) in an original amount of $19.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is potentially convertible into 300,000 shares of common stock at a conversion price of $16.67 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 25, 2011. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.

In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraph, in May 2008 the FASB issued new accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The guidance is effective for fiscal years beginning after December 15, 2008. The application of this accounting guidance resulted in the Company recording $24.15 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At December 31, 2009, the carrying value of the Convertible Notes was $24.29 million and the unamortized debt discount was $706 thousand. The liability component of these convertible notes is classified as a current liability and is presented in the current portion of convertible debt in the Company’s Consolidated Balance Sheets because at December 31, 2009 our closing stock price was $16.28 per share, therefore, these notes are considered to be current liabilities based on the relative conversion prices. We recognized non-cash interest expense of $146 thousand during 2009 related to the amortization of the discount on the liability component. At December 31, 2009 the if-converted value of the notes exceeds their principal amounts by $229 thousand. For federal income tax purposes, the issuance of the convertible notes is considered to be an issuance of debt with an original issue discount. The amortization of this discount in future periods is not deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment of $318 thousand to increase our deferred tax liabilities (included in other liabilities) and a corresponding reduction of the related equity component which is in included in additional paid-in capital. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method.
Previously the Company had two convertible debt instruments outstanding. Specifically on July 11, 2008, the Company entered into a Secured Convertible Note Purchase Agreement with Whitebox in the original principal amount of $15.0 million, which amount is convertible into shares of common stock at a conversion price of $9.33 per share, subject to certain adjustments as set forth in the note. The note bears an interest rate of 2.5% per annum which is payable on an annual basis on July 11th of each year, each date of conversion (as to the principal amount being converted), and the maturity date. No warrants were issued with this convertible note. The note is payable in full at its maturity date of July 11, 2010. The Company has the option to cause a mandatory conversion and the subsequent surrender of the note at a conversion price of $9.33 per share, if the average price of the Company’s common stock on the trading market exceeds $18.67 for any consecutive 30 trading days. Through December 31, 2009 Whitebox converted $10.7 million of principal and accrued interest into 1,144,356 shares of the Company’s common stock.
Furthermore, on December 18, 2007, the Company entered into a Secured Convertible Note Purchase Agreement (the “Agreement”) with Whitebox in the original principal amount of $20.0 million, which amount is convertible into shares of common stock at a conversion price of $7.09 per share, subject to certain adjustments as set forth in the note. The note bore an interest rate of 2.5% per annum, payable on an annual basis on December 18th of each year, each date of conversion (as to the principal amount being converted) and the maturity date. No warrants were issued with this convertible note. The Company had the option to cause a mandatory conversion and the subsequent surrender of the note at a conversion price of $7.09 per share, if the average price of the Company’s Common Stock on the trading market exceeds $14.22 for any consecutive 30 trading days. Pursuant to Agreement, Ebix was obligated to file with the SEC this registration statement for the underlying shares of our common stock and use its reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-150371, became effective on February 18, 2009. On October 7, 2009 the Company exercised its rights as provided in the Agreement and elected to exercise its mandatory conversion option. Accordingly the Company caused Whitebox to surrender the underlying 2.5% Secured Convertible Promissory Note due December 18, 2009, and to convert the remaining principal on said Note in the amount of $5.3 million together with accrued interest thereon in the amount of $105 thousand into 762,810 shares of the Company’s common stock at the conversion price of $7.09 per share.

Note 7: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2009 and 2008, respectively.
Commitments for minimum rentals under non-cancellable leases and debt obligations as of December 31, 2009 were as follows:

Year	Debt	Capital Leases	Operating Leases
	(in thousands)
2010	$27,487	$744	$3,118
2011	25,000	374	2,560
2012	—	177	1,966
2013	—	87	1,529
2014	—	20	1,087
Thereafter	—	—	150

Total	$52,487	$1,402	$10,410

Less: sublease income	—	—	(142)

Net lease payments	—	$1,402	$10,268

Less: amount representing interest	—	(135)

Present value of obligations under capital leases	—	$1,267
Less: current portion	(52,487)	(596)

Long-term obligations	$—	$671

Rental expense for office facilities and certain equipment subject to operating leases for 2009, 2008 and 2007 was $2.7 million, $2.3 million, and $1.9 million, respectively.
Sublease income for 2009, 2008 and 2007 was $141 thousand, $175 thousand, and $258 thousand, respectively.
Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees, the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2009, the amount accrued on the Company’s consolidated balance sheet was $132 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2010, is $1.4 million.
Note 8: Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2009, the Company had two share-based compensation plans. No stock options were granted to employees during 2009, 2008, or 2007; however, options were granted to Directors in 2009 and 2008 but no options were granted to Directors during 2007. Stock compensation expense of $216 thousand, $107 thousand, and $168 thousand was recognized during the year ending December 31, 2009, 2008, and 2007 respectively on outstanding and unvested options.

The fair value of options granted during the twelve months ended 2009, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Weighted average fair values of stock options granted	$17.58	$21.38	$ N/A
Expected volatility	63.2%	51.4%	N/A
Expected dividends	—	—	N/A
Weighted average risk-free interest rate	1.16%	2.58%	N/A
Expected life of stock options	3.5 years	3.5 years	N/A
A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate Intrinsic
	Within Plans	Outside Plan	Exercise Price	Term (Years)	Value
					(in thousands)
Outstanding at December 31, 2006	5,137,686	34,875	$1.38	5.38	$8,929

Granted	—	—	$—
Exercised	(358,947)	(11,250)	$1.74
Canceled	(31,032)	—	$5.42
Moved to within Plan	1,125	(1,125)	$—

Outstanding at December 31, 2007	4,748,832	22,500	$1.32	4.46	$32,480

Granted	270,000	—	$7.13
Exercised	(300,024)	(8,433)	$4.01
Canceled	—	(8,442)	$5.74

Outstanding at December 31, 2008	4,718,808	5,625	$1.47	3.71	$30,680

Granted	135,000	—	$17.58
Exercised	(302,163)	—	$5.18
Canceled	(9,009)	—	$8.39

Outstanding at December 31, 2009	4,542,636	5,625	$1.69	2.91	$66,344

Exercisable at December 31, 2009	4,238,736	5,625	$0.97	2.91	$64,981
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $2.0 million, $1.9 million and $1.3 million, respectively. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $1.6 million, $1.2 million, and $641 thousand in 2009, 2008 and 2007, respectively.
At December 31, 2009 there exists 1,875 fully vested non statutory incentive stock options granted to individuals that were not employees, officers or directors of the Company.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007, was $1.5 million, $1.2 million, and $645 thousand, respectively. The actual tax benefit realized for the deductions from option exercise of the share-based payment arrangements totaled $1.2 million, $1.4 million, and $0.8 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Restricted Stock—Pursuant to the Company’s restricted stock agreements, the restricted stock vests in three equal annual installments. The restricted stock also vests with respect to any unvested shares upon the applicable employee’s death, disability or retirement, the Company’s termination of the employee other than for cause or a change in control of the Company. A summary of the status of the Company’s non-vested restricted stock grant shares is presented in the following table:

		Grant Date
	Shares	Fair Value
		(in thousands)
Non vested at December 31, 2006	182,586

Granted	99,006	$417
Vested	(75,003)
Forfeited	—

Non vested at December 31, 2007	206,589

Granted	200,556	$1,614
Vested	(108,003)
Forfeited	—

Non vested at December 31, 2008	299,142

Granted	236,616	$1,934
Vested	(130,446)
Forfeited	—

Non vested at December 31, 2009	405,312

As of December 31, 2009 there was $2.2 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 1.94 years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $742 thousand, $259 thousand, and $120 thousand, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.2 million, $594 thousand, and $321 thousand during each of the years ending December 31, 2009, 2008 and 2007 respectively.
As of December 31, 2009 the Company has 2,203,577 shares of common stock reserved for stock option and restricted stock grants.

Note 9: Income Taxes
Income before income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)
Domestic	$14,501	$7,921	$12,823
Foreign	25,331	20,778	376

Total	$39,832	$28,699	$13,199

The income tax provision (benefit) consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$1,176	$172	$160
State	758	397	58
Foreign	3,992	2,962	530

	5,926	3,531	748

Deferred:
Federal	(2,926)	(611)	(186)
State	(444)	(69)	(29)
Foreign	(1,546)	(1,466)	—

	(4,916)	(2,146)	(215)

Total provision for income taxes	$1,010	$1,385	$533

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(18.2)%	(9.8)%	(33.1)%
Tax impact of foreign subsidiaries	(19.5)%	(20.3)%	1.0%
State income taxes, net of federal benefit	1.2%	1.4%	0.8%
Uncertain tax matters	5.1%	1.2%	0.8%
Permanent differences	(0.7)%	(0.8)%	0.5%
Other	0.6%	(0.9)%	—%

Effective rate	2.5%	4.8%	4.0%

Current deferred income tax assets and liabilities are included in other current assets and liabilities, and long-term deferred tax assets and liabilities are presented separately on a net basis in the liability section at December 31, 2009 and 2008 in the accompanying Consolidated Balance Sheets. The individual balances in current and long-term deferred tax assets and liabilities are as follows:

	2009	2008
	(In thousands)
Current deferred income tax assets, net of valuation allowance	$625	$197
Long-term deferred income tax assets, net of valuation allowance	8,869	3,900

Total deferred income tax assets	9,494	4,097
Current deferred income tax liabilities	(147)	(83)
Long-term deferred income tax liabilities	(14,016)	(2,877)

Net deferred income tax asset/(liability)	$(4,669)	$1,137

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which comprise the deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$284	$—	$116	$—
Share-based compensation	356	—	213	—
Accruals and prepaids	1,085	223	1,100	193
Bad debts	208	—	193	—
Discount on convertible debt	—	281	—	—
Acquired intangible assets	792	13,659	710	2,767
Net operating loss carryforwards	13,766	—	15,693	—
Tax credit carryforwards	3,434	—	1,754	—

	19,925	14,163	19,779	2,960
Valuation allowance	(10,431)	—	(15,682)	—

Total deferred taxes	$9,494	$14,163	$4,097	$2,960
After carefully evaluating current projections of future taxable income in the United States and the expected results of the recently implemented limited risk distributorship structure as between the Company’s U.S. operations and its Singapore subsidiary, management determined that it was appropriate to partially release its preexisting valuation allowance that had been held against related cumulative legacy net operating loss (“NOL”) carryforwards. Consequently during the fourth quarter $2.8 million of the valuation allowance was released which resulted in a favorable impact to reported net earnings. The Company is maintaining a valuation allowance in the amount of $3.6 million against its remaining legacy NOL carryovers due primarily to uncertainties related to the potential adverse impact to our health benefits exchange operating segment associated with pending health care legislation expected to be implemented in the United States during 2010. In connection with outstanding and fully vested stock options issued prior to January 1, 2006 approximately $973 thousand of the $3.6 million valuation allowance will subsequently be allocated to additional paid in capital, if it is recognized. The remaining valuation allowance in the amount of $6.8 million is being maintained to fully offset the deferred tax assets associated with cumulative NOL’s that were obtained as a result of previous business acquisitions and for which realization of these assets is not assured due to uncertainties principally associated with limitations on the usage of these acquired NOL’s posed by Section 382 of the U.S. internal revenue code. The effect of the change in the valuation allowance on the effective tax rate is shown net of utilized and expiring net operating loss carry forwards. Changes in the valuation allowance could have a material impact on the Company’s future effective tax rate.

At December 31, 2009, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of $36.6 million (net of $14.6 million utilized to offset taxable income for 2009), which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire in each year 2018 through 2027.
The Company’s consolidated effective tax rate is reduced because of the blend of reduced tax rates in foreign jurisdictions where a significant portion of our income resides. Furthermore, the Company’s world-wide product development operations and intellectual property ownership has been centralized into our Singapore and India subsidiaries. Our operations in India benefit from a tax holiday which will continue thru 2015; as such local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. This tax holiday had the effect of reducing tax expense by $5.5 million.
The Company’s BPO operations in India are subject to a 16.99% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions is carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions using the 33.99% corporate income tax rate. During the year ended December 31, 2009, the Company accrued or paid $1.4 million in MAT. The accompanying Consolidated Balance Sheets as of December 31, 2009 includes a long-term deferred tax asset in the amount of $2.6 million associated with cumulative future MAT tax credit entitlement.
Goodwill related to asset acquisitions are deductible for tax purposes but are not deductible for financial reporting purposes, except to the extent there is an impairment of goodwill. Included in deferred tax liabilities is the tax effect of the amortization of goodwill for tax purposes.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2006 due to the expiration of the statue of limitations.
The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly liabilities are recognized for a tax position, where based solely on its technical merits, it is believed to be more likely than not fully sustainable upon examination. This liability is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. During the fourth quarter of 2009 the Company completed a comprehensive analysis of its tax filing positions taken both domestically and in foreign jurisdictions in the context of its recently implemented limited risk distributorship structure and determined the need to increase its reserve for uncertain tax positions. In undertaking this analysis the Company, using its best estimates, evaluated the sustainability of certain tax positions taken in foreign jurisdictions in both current and prior years but which are no longer applicable in the new limited risk distributorship structure. Accordingly reported net income for 2009 reflects the unfavorable impact of a charge in the amount of $2.04 million in connection with the increase of the Company’s reserves for uncertain tax filing positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2009	$914
Additions for tax positions related to current year	$1,163
Additions for tax positions of prior years	$1,361
Reductions for tax position of prior years	$(484)

Balance at December 31, 2009	$2,954

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2009 approximately $534 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.
Note 10: Stock Repurchases
The Board of Directors of Ebix, Inc. previously authorized a share repurchase plan to acquire up to $5 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $5 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. Through December 31, 2009, the Company has repurchased 291,357 shares of its common stock under this plan for total consideration of $1.9 million.
Note 11: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under the FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of December 31, 2009 the Company has in place seven annual foreign currency hedge contracts maturing between May and December 2010 with a notional value totaling $13.7 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign exchange gains (losses), in the consolidated statements of income and was $0, $0 and $498 thousand for year ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009 the aggregate fair value of these derivative instruments, which are included in other current assets, in the Company consolidated balance sheet was $500 thousand. The Company has classified its the foreign currency hedge, which is measured at fair value on a recurring basis, as a level 2 instrument (i.e. wherein fair is determined based on observable inputs other ran quoted market prices) which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
Also in connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the sellers which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the out option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At December 31, 2009 the fair value of the put option was recalculated and was determined to have dropped $89 thousand, which amount is appropriately shown as other non-operating income in the Consolidated Statement of Income for the year then ended. The Company has classified the put option as a level 2 instrument.
Note 12: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2009 and December 31, 2008, consisted of the following:

	2009	2008
	(In thousands)
Trade accounts payable	$1,766	$1,352
Accrued professional fees	109	51
Acquisition earnout payable	4,700	4,049
Income taxes payable	1,392	2,017
Sales taxes payable	766	416
Amounts due to sellers of acquired entities	2,181	—
Other accrued liabilities	146	360

Total	$11,060	$8,245

Note 13: Property and Equipment
Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)
Computer equipment	$6,937	$3,698
Buildings	2,271	451
Land	105	100
Leasehold improvements	1,557	1,387
Furniture, fixtures and other	2,507	2,090

	13,377	7,726
Less accumulated depreciation and amortization	(5,512)	(3,952)

	$7,865	$3,774

Depreciation expense was $1.6 million, $1.0 million, and $719 thousand in 2009, 2008 and 2007, respectively.
Note 14: Cash Option Profit Sharing Plan and Trust
The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $226 thousand, $161 thousand, and $130 thousand for the years ending December 31, 2009, 2008, 2007 respectively.
Note 15: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands):
Year ended December 31, 2009

	North		New
	America	Australia	Zealand	India	Singapore	Total
Revenue	$73,431	$21,120	$1,257	$—	$1,877	$97,685
Fixed assets	$4,352	$896	$42	$2,532	$43	$7,865
Goodwill and intangible assets	$147,509	$479	$—	$—	$58,985	$206,973
Headcount (unaudited)	412	66	9	460	11	958

Year ended December 31, 2008

	North		New
	America	Australia	Zealand	India	Singapore	Total
Revenue	$48,340	$23,580	$922	$—	$1,910	$74,752
Fixed assets	$2,553	$421	$28	$734	$38	$3,774
Goodwill and intangible assets	$68,739	$41,573	$—	$—	$—	$110,312
Headcount (unaudited)	308	63	9	251	6	637
Year ended December 31, 2007

	North	Australia/
	America	New Zealand	India	Singapore	Total
Revenue	$31,474	$9,480	$48	$1,839	$42,841
Fixed assets	$2,231	$215	$870	$40	$3,356
Goodwill and intangible assets	$36,053	$7,673	$—	$—	$43,726
Headcount (unaudited)	218	43	124	6	391
Note 16: Related Party Transactions
We consider Bank of America/Merrill Lynch (“BAML”) to be a related party because BAML provides commercial financing to the Company and is also a customer to whom the Company sells products and services. Revenues recognized from BAML were $957 thousand, $849 thousand, and $919 thousand for each of the years ending December 31, 2009, 2008, and 2007, respectively. Accounts receivable due from BAML was $232 thousand and $103 thousand at December 31, 2009 and 2008, respectively.
Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, and as previously authorized by the Company’s Board of Directors, during the year ended December 31, 2009 Ebix donated $23 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of fifty very under priviledged children living in the poverty stricken areas of Delhi, India; this amount includes $10 thousand in matching contributions made by our employees.
Note 17: Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2009, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share data)
Year Ended December 31, 2009
Total revenues	$20,668	$22,421	$23,292	$31,304
Gross Profit	16,367	17,889	18,827	23,328
Operating income	8,357	9,260	9,783	11,856
Net income	8,335	8,956	9,434	12,097

Net income per common share:
Basic*	$0.28	$0.29	$0.30	$0.36
Diluted*	$0.23	$0.24	$0.25	$0.31

Year Ended December 31, 2008
Total revenues	$16,639	$17,803	$20,168	$20,142
Gross Profit	13,703	14,578	16,228	16,083
Operating income	6,143	6,905	8,119	8,097
Net income	5,670	6,336	7,398	7,910

Net income per common share:
Basic*	$0.18	$0.22	$0.26	$0.27
Diluted*	$0.16	$0.18	$0.21	$0.22

Year Ended December 31, 2007
Total revenues	$9,018	$9,816	$11,807	$12,201
Gross Profit	7,452	8,098	9,966	10,211
Operating income	2,238	2,298	3,712	4,553
Net income	1,962	2,513	3,693	4,498

Net income per common share:
Basic*	$0.08	$0.09	$0.13	$0.15
Diluted*	$0.07	$0.08	$0.11	$0.13

*	Adjusted for all periods to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2

Note 18: Subsequent Events thru March 16, 2010
Completion of Business Acquisition

Effective January 15, 2010 Ebix acquired Brazilian based MCN Technology & Consulting (“MCN”). MCN provides IT products and consulting services for insurance companies, financial institutions and insurance brokers in Latin America. Ebix acquired all of the outstanding stock and the business operations of MCN for a cash purchase price of $3.0 million and funded the transaction using existing available internal cash resources.

Stock Repurchases

During January and February of 2010 the Company paid $999 thousand to repurchase 69,070 shares of its common stock. All repurchases were done under a previously authorized share repurchase plan approved by the Board of Directors.

Conversions of Portions of Outstanding Debt

On February 3, 2010 Whitebox, in connection with the $15 million Secured Convertible Promissory Note (the “Note”) dated July 11, 2008, fully converted the remaining principal on the Note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.

Entry into a Material Definitive Agreement

On February 12, 2010, Ebix entered into a credit agreement providing for a new $35 million secured credit facility (the “Secured Credit Facility”) with Bank of America N.A. as administrative agent as well as the initial lender (the “Lender”). The new financing is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments commencing on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The new $35 million credit facility replaces the former $25 million facility that had been with the same Lender. The initial interest rate applicable to the Secured Credit Facility is LIBOR plus 1.75%.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 8A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2009, being the date of our most recently completed fiscal year end, in order to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, Management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls for the recently acquired businesses of Facts Services, Inc., E-Z Data, Inc., and Peak Performance Solutions, Inc., which financial information is included in the accompanying Consolidated Financial Statements of Ebix, Inc from the effective date of their acquisitions during 2009. In the aggregate these combined units represented approximately 9.1% of the Company’s consolidated revenue for 2009. The effectiveness of the controls for these business operations will be evaluated by management during 2010.
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
Based upon this evaluation and assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported accurately.
Cherry, Bekaert & Holland, L.L.P., the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Cherry, Bekaert &Holland, L.L.P has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited Ebix, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ebix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Facts Services, Inc., E-Z Data, Inc., and Peak Performance Solutions, Inc., which are included in the 2009 consolidated financial statements of Ebix, Inc. and which in the aggregate constituted approximately 9.1% of Ebix consolidated revenues for the year ending December 31, 2009. Our audit of internal control over financial reporting of Ebix, Inc. also did not include an evaluation of the internal control over financial reporting of Facts Services, Inc., E-Z Data, Inc., and Peak Performance Solutions, Inc.
In our opinion, Ebix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ebix, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009, and the related consolidated financial statement schedules as of December 31, 2009 and 2008, and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 16, 2010

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.	OTHER INFORMATION
Not Applicable.

PART III
All references to any amount of stock, restricted stock, options or the prices of any of these in this Part III represent not the amounts at December 31, 2009, but the amounts at December 31, 2009 when factoring-in the Company’s three-for-one stock split on January 4, 2010.

Item 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of the Company who will serve until the Company’s 2010 Annual Meeting are as follows:
ROBIN RAINA, 43, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India. His strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.
ROBERT F. KERRIS, 56, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
HANS U. BENZ, 63, has been a director at EBIX since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization. His former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 47, has been a director since June 2004. Mr. Bhalla currently serves as Vice President of Finance for Hewitt Associates, and has been in this role since December 2008. Prior to this position he was Hewitt Associates’ Corporate Controller and served in that position from July 2006 to November 2008. Previously Mr. Bhalla served as Senior Vice President of Finance for MCI Inc. from August 2003 until joining Hewitt Associates, Inc. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002. Mr. Bhalla holds a masters degree in business administration and finance from the University of Chicago’s Booth School of Business. He has extensive hands on relevant experience in corporate finance, international operations, executive compensation and strategic planning with public companies.
NEIL D. ECKERT, 47, has been a director since 2005. Mr. Eckert was nominated by Brit to serve on the Company’s board of Directors under an agreement between the Company and Brit. Mr. Eckert is currently a director of Brit Insurance Holdings, plc. Until April 2005, he served as Chief Executive Officer of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company, and a director of Ri3K, an internet hub for reinsurance. He is also Chief Executive Officer of Climate Exchange, a London Stock Exchange AIM listed company trading carbon credits, and Chairman of Trading Emissions plc and Econerby plc both publicly listed companies. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.
ROLF HERTER, 46, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company’s Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with a expertise in European affairs

HANS UELI KELLER, 58, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of both Swisscontent Corp. AG and Engel & Voelkers Commercial, Switzerland. He has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.
CORPORATE GOVERNANCE
The following table lists our four board committees, the directors who served on them as of the end of 2009 and the number of committee meetings held in 2009.

Corporate Governance and
Name	Audit	Compensation	Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina*
2009 Meetings	4	4	1

C	= Chair

•	= Member

*	= Executive Officer/Director
In addition the Company’s full Board of Directors met five times during 2009.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2009 all of the Company’s directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Hans Benz who filed a Form 4 on December 3, 2009 for a transaction undertaken by him on November 23, 2009.

Item 10:	EXECUTIVE COMPENSATION
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
• Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2009, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive level personnel for public companies of similar size.
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
Base salaries for our executive officers are established based on the scope of their responsibilities, prior relevant background, professional experience, and technical training. Also in this regard, the compensation committee takes into account competitive market compensation paid by the companies represented in the compensation data it reviews for similar positions, and the overall market demand for such executives. Although the Company considered the same factors in establishing the base salaries of each of its executive officers, due to the different levels of roles played by each executive, the base salaries are justifiably substantially different.
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
The compensation committee determined that the Company’s shareholders’ interests are best served by retaining the Chief Executive Officer and Chief Financial Officer on a performance based package with no guaranteed bonus arrangements, while linking the bonus to growth in net income, diluted earnings per share, revenues, recurring revenue streams, and operating cash flows. Specifically, the Company’s Chief Executive Officer and Chief Financial Officer receives annual performance bonuses measured as a percentage of pretax income because the compensation committee believes that pretax net income is not only the hallmark of sound, profitable growth looked to by investors, but also generates the cash that fuels the Company’s internal product development and diversification initiatives. While the cash bonus formula for the executive officers focuses essentially on pretax net income, it also takes into account growth in top line revenue, strengthening of the Company’s cash reserves, growth in the Company’s recurring revenue streams, reduction in customer attrition rates, retention and strengthening of the senior management team, product and geographic diversification, and a strong internal control structure that ensure the highest level of integrity.
Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (c) other specific performance criteria. Under the short-term incentive plan for the fiscal year ended December 31, 2009, an incentive bonus of $1,300,000 was awarded to Robin Raina, and a $45,000 bonus was paid to Robert Kerris.
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

	Award	Target		Actual	Actual
	Percentage	Incentive		Annual	Incentive
	Subject to	Award as a	Actual	Incentive	Award as a
	Objective/	Percentage	Annual	Award as a	Percentage
	Subjective	of Base	Incentive	Percentage	of Base
Short Term Incentive Plan Participant	Criteria	Salary	Award	of Target	Salary
(Name and Position)	(%)	(%)	($)	(%)	(%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/-	163%	1,300,000	100%	163%
Robert F. Kerris, Chief Financial Officer and Corporate Secretary	100/-	33%	45,000	100%	33%
• Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders.
Nevertheless, the compensation committee in consultation with the entire Board of Directors, determined that it would be preferable to give cash instead of options or meaningful numbers of restricted stock grants to the executives in order to restrict variable expenses and to limit dilution of company stock. Accordingly, the executives have not been given any new options in 2009 and have been given modest restricted stock in 2009.
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
The compensation committee does not use a specific formula to calculate the number of stock options or restricted share awards to its executives nor does the compensation committee explicitly set potential future award levels. In determining the specific amounts to be granted to each executive, the compensation committee takes into account factors such as the executive’s position, his or her contribution to the Company’s performance, and the overall package of cash and equity compensation for the executive.

Peer Group Analysis
The compensation committee of the Company’s board of directors oversees and reviews the Company’s executive compensation practices and is responsible for ensuring that the compensation of the executive officers of the Company is aligned with and supports the Company’s growth objectives. The components of the Company’s executive compensation include base salaries, discretionary cash bonus incentive awards, long-term equity incentive compensation, and retirement benefits. In this context the Company’s Chief Executive Officer and Chief Financial Officer are referenced as “named executive officers” or “executive officers.”
In 2009, the compensation committee compiled two distinct comparable groups to frame the compensation committee’s deliberations on prospective executive compensation for the Company’s executive officers. One group is a conventionally arranged comparator group that is comprised of a number of companies engaged in insurance and/or finance related activities in the United States market within a range of net revenue and market capitalization that is comparable to Ebix (the “Insurance & Finance Group”). In selecting this group of companies, the Committee focused on the Chief Executive Officer of these companies being either a Founder Chief Executive Officer or a Chief Executive Officer. However, only one such company matched the Company’s net income growth (measured either as one year increases or five year compound annual growth rates (“CAGR”)), five year total shareholder return including reinvestment of dividends (“TSR”), or other relevant measures. Because of the extent of the difference between the Company’s growth and the performance of these comparable companies, the compensation committee believed it important to review the executive compensation practices at those companies that reflected the growth characteristics of Ebix as nearly as could be determined. Accordingly, the compensation committee also searched public filings for companies beyond just the insurance and finance industry with CAGR, TSR and annual revenues similar to the Company’s as well as those entities having had a Founder CEO who had led a high growth trajectory for these companies (the “Growth Group”). The compensation committee believes that the dual comparator groups approach is appropriate to accurately assess the performance and compensation of the Company’s executive officers. The Insurance and Finance Group provides valuable information for use by the compensation committee concerning companies in the same industry sector. The Growth Group provides valuable information for use by the compensation committee about how the Company compared with other companies with similar performance. Consideration was also given to the differences in size, scope, and complexity between the Company and the various members of the respective comparator groups. Such considerations comprise the judgmental factors that the compensation committee considers and are not based on a specific formula or tied to a comparator group. For the surveys of the comparable groups, the compensation committee considered peers to be companies, using data reported, that met the following criteria:
For the Insurance & Finance Group:
•	Market capitalization ranging from $36 million to $1.5 billion

•	A Chief Executive Officer that is either a Founder CEO or a CEO who is seen as a Founder CEO and/or has led a successful turnaround
For the Growth Group:
•	Annualized two year revenue growth between 20% and 88%

•	Market capitalization ranging between $100 million and $622 million

•	A Chief Executive Officer of these companies that is either a Founder CEO or a CEO who has successfully engineered a high growth trajectory.
The compensation committee determined that the following companies met the criteria for the Insurance & Finance Group:
•	Universal Insurance Holdings

•	Chase Corporation

•	Safety Insurance Group, Inc.

•	First Mercury Financial Corporation

•	Financial Federal Corporation

The compensation committee determined that the following companies met the criteria for the Growth Group:
•	DG Fastchannel

•	Integral Systems

•	Eagle Bulk Shipping

•	Willis Lease

•	Phase Forward

•	Ultimate Software Group

•	Universal Insurance Holdings

•	Netlogic Microsystems

•	American Science & Engineering
With respect to long-term compensation, all of the five comparable companies in the Insurance and Finance Group award time vested options and/or restricted stock from time to time as long-term incentives. The compensation committee, however, in consultation with the entire Board of Directors, determined that it would be preferable to give cash instead of options or meaningful numbers of restricted stock grants to the executives in order to restrict variable expenses and to limit dilution of company stock. Accordingly, the executives have not been given any new options in 2009 and have been given modest restricted stock in 2009.
The compensation committee’s survey of the Insurance and Finance Group indicates that the compensation of the Ebix’s Chief Executive Officer was at or above the 15th percentile for the Insurance and Finance Group. The performance of Ebix, however, for the same period defined the 100% percentile for the Insurance and Finance Group in 1 year net growth, 1 year net margin, 1 year shareholder return, 5 year net income CAGR, 5 year revenue CAGR, and 5 year shareholder return. The compensation committee also noted that the Company’s net margin exceeded the net margin of each other member of the Insurance and Finance Group.
The compensation committee’s survey of the Growth Group indicates that total compensation of the Company’s Chief Executive Officer was slightly above the 20th percentile. The compensation committee’s report indicated that the Company was substantially above the 88th percentile in the measure of annualized revenue growth and substantially above the 100th percentile in the important measure of net margins, profitability, and earnings, with Ebix being the leader in all these categories. The Company’s performance was not exceeded by any member of the Growth Group except in the area of annualized growth where one company had marginally higher growth than Ebix.
Against these groups, the base salary of the Company’s Chief Executive Officer is above the 75th percentile mark. The compensation committee noted that the degree of difference between the Company’s base pay practices for its Chief Executive Officer and those of the officers of other companies in the comparable company groups surveyed is justified when considering the broader range of duties pertaining to Ebix’s Chief Executive Officer.
Equity Awards in 2009
In 2009, no stock options and 14,680 shares of restricted stock were granted to the named executive officers of the Company.
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
Potential Payments for Mr. Raina Upon a Change of Control
In 2009 our independent directors unanimously approved the recommendation of the compensation committee regarding changes to the compensation structure for Mr. Raina. Specifically in this regard, the independent directors unanimously approved the Company’s execution of and entry into the Acquisition Bonus Agreement (the “Agreement”) between the Company and Mr. Raina. The Agreement aligns both the interests of the Company’s stockholders and its Mr. Raina. Considering the continued healthy growth of the Company and the prevailing comparatively low price to earnings multiple of Ebix’s common stock, the Board has evaluated the potential threat of the Company itself being an acquisition target. The Agreement serves in part to allow for stockholder value to be maximized by dissuading a potentially hostile acquisition attempt at an unacceptable price. Also, the Board acknowledges that Mr. Raina’s retention is critical to the future success and growth of Ebix, and as such, the Agreement helps to ensure that Mr. Raina will be appropriately awarded for his contributions prior to any potential acquisition event as well as to further motivate Mr. Raina to maximize the value received by all stockholders of Ebix if the Company were to be acquired.
Under the terms of the Agreement the occurrence of any of the following events shall constitute an “Acquisition Event”: (a) more the 50% of the voting stock of Ebix is sold, transferred, or exchanged; (b) a merger or consolidation of the Company occurs; (c) the sale, exchange, or transfer of substantially all of the Company’s assets; or (d) the Company is acquired or dissolved; provided, however, an Acquisition Event also must qualify as a “change in control” event as such term is defined in Treasury Regulation 1.409A-3. Upon the occurrence of an Acquisition Event, Mr. Raina shall receive from the acquiring company, in cash, an amount that is determined by multiplying the “Share Base” by the “Spread”.
•	“Spread” is calculated by subtracting $23.84 (post three-for-one split, $7.95) from the Net proceeds per share.

•
“Share Base” shall be the positive number, if any, that is determined when the number of Shares Deemed Held by Executive immediately prior to the Closing Date is subtracted from the number of shares that is 20% of the total shares of common stock outstanding immediately prior to the Closing Date on a fully diluted basis, taking into account the effect of the occurrence of the Liquidation Event on the vesting, conversion or exercise terms of any outstanding securities or other instruments exercisable for, or convertible into, shares of common stock; provided that the difference that is so obtained shall be reduced by the number of shares, if any, sold by Executive after the first public announcement by the Company or any other party of any agreement, arrangement, Agreement, proposal or intent to engage in a transaction which would constitute a Liquidation Event.

The number of Shares Deemed Held by Executive immediately prior to the Closing Date shall equal the number of shares of common stock of the Company then beneficially owned by Executive plus any shares sold by Executive between the signing of this agreement and the Closing date, plus any additional shares issuable to Executive (other than pursuant to this Agreement) immediately prior to or upon the Closing Date upon the exercise of stock options or the conversion of convertible securities, after giving effect to any acceleration of vesting that will occur due to the occurrence of the Liquidation Event.
•
As defined in the Agreement, Net Proceeds shall equal the sum of any cash consideration received for each share of Company common stock plus the Fair Market Value of any securities received or receivable per share of Company common stock held by the stockholders of the Company by virtue of an Acquisition Event.

The “Fair Market Value” of any securities received by Company stockholders shall be determined as follows: (i) if such securities are listed and traded on a national securities exchange (as such term is defined by the Securities Exchange Act of 1934) on the date of determination, the Fair Market Value per share shall be the average of the closing prices of the securities on such national securities exchange, over the twenty trading day period ending three trading days prior to the closing date of an Acquisition Event; (ii) if such securities are traded in the over-the-counter market, the Fair Market Value per share shall be the average of the closing bid and asked prices on the day immediately prior to the closing date of an Acquisition Event; or (iii) if such securities are not listed on a national securities exchange or, if such securities are traded in the over-the-counter market but there shall be no published closing bid and asked prices available on the date immediately prior to the Closing Date, then the Board shall determine the Fair Market Value of such securities from all relevant available facts, which may include the average of the closing bid and ask prices reflected in the over-the-counter market on a date within a reasonable period either before or after the date of determination, or opinions of independent experts as to value and may take into account any recent sales and purchases of such securities to the extent they are representative.

In the event of a determination by an accounting firm of national standing that any payment or distribution by the Company to or for the benefit of Mr. Raina, whether paid, payable, distributed or distributable pursuant to the Agreement or otherwise would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 as amended (or any successor provision) or any interest or penalties with respect to such excise tax, then Mr. Raina shall be entitled to receive an additional payment in an amount such that after the payment by Mr. Raina of all taxes (including any interest or penalties imposed with respect to such taxes), Mr. Raina retains an amount equal to any such tax.
The base price of $7.95 from which any Net Proceeds will be subtracted represents the approximate price per share of the Company’s common stock on March 25, 2009 when the independent members of the Board agreed on the desirability of this type of agreement.
Compensation Committee Interlocks and Insider Participation.
The members of the Compensation Committee, Messrs. Benz and Keller, have never been officers or employees of the Company, nor have they ever been considered insiders of the Company.
Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The committee believes that Ebix’s 2009 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officer in the aggregate to be reasonable and not excessive.
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

Authorization
This report has been submitted by the compensation committee:
Hans U. Benz and Hans Ueli Keller
The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.
Risk Considerations
Our Compensation Committee has reviewed risks arising from our compensation policies and practices for both our executives and non-executive employees and has determined that they are not reasonably likely to have a material adverse effect on the Company.
Executive Compensation and Director Compensation Tables - All references to any amount of stock, restricted stock, or options in the below tables represent the amounts at December 31, 2009 reflect the effect of the Company’s three-for-one stock split on January 4, 2010.
Summary Compensation Table

									Change in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred
Name and					Stock		Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus		Awards		Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)		($)		($)	($)	($)	($)		Total
Robin Raina, President,	2009	$800,000	$1,300,000	(7)	358,321	(1)	(4)			$9,675	(5)	$2,467,996
Chief Executive Officer	2008	$550,000	$1,900,000		$307,319	(2)		N/A	N/A	$24,450		$2,781,769
and Chairman of the Board	2007	$475,000	$1,050,000		$153,595	(3)				$3,300		$1,681,895
Richard J. Baum, Executive	2009	$—	$—		$—		(4)			$—		$—
Vice President—Chief	2008	$—	$—		$—	(4)		N/A	N/A	$—		$—
Officer and Secretary	2007	$110,000	$—		$—					$—		$110,000
Carl Serger, Senior Vice	2007	$98,750	$41,250		$—		(4)	N/A	N/A	$—		$142,100
President—Chief Financial Officer and Secretary
Robert Kerris, Senior Vice	2009	$135,000	$45,000		$—					$3,025	(6)	$183,025
President—Chief Financial	2008	$135,000	$30,000		$—			N/A	N/A	$2,250		$167,250
Officer and Secretary	2007	$25,962	—		$—			N/A	N/A	$—		$25,962
Footnotes

(1)
During March 2009, the Compensation Committee of the Board of Directors of the Company gave final approval to award 44,040 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. This award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors. The number of shares of restricted stock issued to Mr. Raina represent approximately 25% of the aggregate of his total salary and cash bonus compensation earned for 2008, divided by the market price of the Company’s stock on March 25, 2009. This is the date that the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $89,737 related to these shares during the year ended December 31, 2009. The Company recognized a total compensation expense of $358,321 related to all share grants inclusive of the March 25, 2009 grant during the year ended December 31, 2009.

(2)
During March 2008, the Compensation Committee of the Board of Directors of the Company gave final approval to award 48,222 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. This award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors. The number of shares of restricted stock issued to Mr. Raina represents approximately 25% of the aggregate of his total salary and cash bonus compensation earned for 2007, divided by the market price of the Company’s stock on March 24, 2008. This is the date that the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $125,000 related to these shares during the year ended December 31, 2009. The Company recognized a total compensation expense of $307,319 related to all share grants inclusive of the March 24, 2008 grant during the year ended December 31, 2008.

(3)
During May 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 76,509 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. Likewise, on November 11, 2007, the Compensation Committee of the Board of Directors of the Company gave final approval to award 22,500 shares of restricted stock to Mr. Raina. These awards were made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors. These number of shares of restricted stock issued to Mr. Raina represent approximately 23% and 12% of the aggregate of the his total salary and cash bonus compensation earned for 2006 and 2007, respectively, divided by the market price of the Company’s stock on May 9, 2007 and November 11, 2007, respectively. These are the dates that the Compensation Committee of the Board of Directors approved the restricted stock grants. The Company recognized compensation expense of approximately $139,000 related to these shares during the year ended December 31, 2009. The Company recognized a total compensation expense of $153,595 related to all share grants inclusive of the May 9, 2007 and November 11, 2007 grants during the year ended December 31, 2008.

(4)	There was no FASB expense related to executive stock options as all of their options were vested as of December 31, 2005.

(5)
For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,675, and paid a conveyance expense of $6,000. For 2008, the Company made a matching grant pursuant to its 401(k) Plan of $3,450 and paid additional dependent medical insurance of $11,000, a partial property tax payment of $4,000 and a conveyance expense of $6,000. For 2007, the Company made a matching grant pursuant to its 401(k) Plan of $3,300.

(6)	For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,025. For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,675.

(7)	$500,000 of Mr. Raina’s bonus has yet to be paid. as of March 16, 2010. This outstanding bonus pertains to the executive’s performance during the year ending December 31, 2009.
Grants of Plan-Based Award

All
Other
Stock
								Awards:	All Other
		Estimated Future			Estimated Future			Number	Option
		Payments Under Non			Payouts Under Equity			of	Awards:	Exercise
		Equity Incentive			Incentive Plan			Shares	Number of	or Base
		Awards			Awards			of	Securities	Price of
		Thresh-		Maxi-	Thresh-		Maxi-	Stock or	Underlying	Option	Full Grant
	Grant	old	Target	mum	old	Target	mum	Units	Options	Awards	Date Fair
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Value
Robin Raina, President, Chief Executive Officer and Chairman of the Board	03/25/09	—	—	—	—	—	—	44,040	—	—	$350,000

Carl Serger, Senior Vice President—Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—	—

Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—	—
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
								Number	Payout
			Equity					of	Value of
			Incentive					Unearned	Unearned
			Plan			Number of		Shares,	Shares,
			Awards:			Shares or	Market	Units or	Units or
	Number of	Number of	Number of			Units of	Value of	Other	Other
	Securities	Securities	Securities			Stock	Shares or	Rights	Rights
	Underlying	Underlying	Underlying			That	Units of	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Stock That	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Have Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)(1)	($)	(#)	($)
Robin Raina, President, Chief						109,203	$1,777,824
Executive Officer and Chairman of the Board	990,000	—	—	$.5944	9-16-2013
	1,125,000	—	—	$.6222	8-23-2012
	216,567	—	—	$.7222	2-1-2011
	188,442	—	—	$.7222	2-1-2011
	720,000	—	—	$.7222	2-1-2011
	450,000	—	—	$1.751	4-2-2014

Carl Serger, Senior Vice President—Chief Financial Officer and Secretary	—	—	—	—	—	—	—	—	—

Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	—	—	—	—	—	—	—	—	—

Footnote

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 75,186 shares of Company common stock on February 3, 2006 of which 0 shares were unvested as of December 31, 2009; (ii) a grant of 76,509 shares of Company common stock on May 9, 2007 of which 25,506 shares were unvested as of December 31, 2009; a grant of 22,500 shares of Company common stock on November 11, 2007 of which 7,506 shares were unvested as of December 31, 2009; (iv) a grant of 48,222 shares of Company common stock on March 24, 2008 of which 32,148 were unvested as of December 31, 2009; and a grant of 44,040 shares of which 44,040 were unvested as of December 31, 2009.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Acquired	on	Acquired	on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	202,500	$1,003,312	74,133	$680,808
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	N/A	N/A
Pension Benefits and Nonqualified Deferred Compensation
The Company does not generally offer non-tax qualified pension benefit plans or nonqualified deferred compensation to its officers, and none of its named executive officers currently participate or have participated in any non-tax qualified pension benefit plans or nonqualified deferred compensation plan during the past fiscal year.
Director Compensation
Following each Annual Meeting of our stockholders, non-employee members of the board of directors are typically granted an option to purchase 27,000 shares of common stock at an exercise price per share of 100% of the fair market value for each share of common stock on the date of the grant.
On December 4, 2009, the board of directors granted to each non-employee director 27,000 stock options of which one–fourth will vest during 2010, and the remaining options will vest ratably each quarter in the years 2011, 2012 and 2013. Such grants were made pursuant to board’s policy set forth on November 11, 2007. Each non-employee director received an annual cash retainer of $14,000 during 2009. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on October 30, 2009 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 30, 2009 meeting.
On November 11, 2007, the board of directors met and decided to double the amount of options granted to each non-employee director it to 27,000 stock options after each annual meeting of stockholders. During 2007, however, no stock options or restricted stock were granted to any non-employee director. On February 8, 2008, the board of directors granted to each non-employee director 27,000 stock options. Such grants were made pursuant to board’s policy set forth on November 11, 2007. Each non-employee director received an annual cash retainer of $14,000 during 2007. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on November 15, 2007 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the November 15, 2007 meeting.

Director Compensation Chart
Director Compensation

					Change in
					Pension Value
	Fees				and
	Earned or		Option	Non-Equity	Nonqualified
	Paid in	Stock	Awards	Incentive Plan	Deferred	All Other
Name	Cash	Awards	($)	Compensation	Compensation	Compensation	Total
(a)	($)	($)	(1)	($)	Earnings	($)	($)
Pavan Bhalla	$19,000	None	$43,094	None	None	None	$62,094
Hans Ueli Keller	$19,000	None	$43,094	None	None	None	$62,094
Hanz U. Benz	$19,000	None	$43,094	None	None	None	$62,094
Neil D. Eckert	$14,000	None	$43,094	None	None	None	$57,094
Rolf Herter	$14,000	None	$43,094	None	None	None	$57,094

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted prior to 2009.

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2009:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	138,375
Hans Ueli Keller	122,850
Hanz U. Benz	81,000
Neil D. Eckert	108,000
Rolf Herter	108,000

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2009, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006. We also maintained the 2001 Stock Incentive Plan, which was not approved by our stockholders. As discussed below, our Board of Directors has terminated the 2001 Stock Incentive Plan. The table below provides information as of December 31, 2009 related to these plans.

Number
	Number of Securities		of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:

—1996 Stock Incentive Plan, as amended and restated in 2006	4,548,261	$1.69	2,303,577

Total	4,548,261	$1.69	2,303,577

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Common Stock
		Percent of
Name of Beneficial Owner(1)	Ownership(2)	Class
Fidelity Management and Research Company (3)	4,987,353	14.3%
Rennes Foundation (4)	3,474,093	9.9%
Whitebox Advisors, LLC (5)	3,426,846	9.8%
Robin Raina (6)	3,951,198	11.3%
Robin Raina Foundation (13)	156,255	*
Robert F. Kerris (7)	—	*
Pavan Bhalla (8)	138,375	*
Hans Ueli Keller (9)	122,850	*
Hans U. Benz (10)	67,000	*
Neil D. Eckert (11)	108,000	*
Rolf Herter (12)	108,000	*
Directors, executive officers and nominees as a group (7 persons)		13.3%

*	Less than 1%.

(1)
The following table sets forth, as of March 11, 2010, the ownership of our Common Stock by each of our directors, by each of our Named Executive Officers (as defined on page 12), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

(2)	The number of shares beneficially owned reflects the Company’s above-mentioned three-for-one stock split in the form of a stock dividend on January 4, 2010.

(3)
Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC (“Fidelity”), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G/A dated February 16, 2010, for the period ended December 31, 2009, and prior to our three-for-one stock split in the form of a stock dividend, as filed with the SEC. Fidelity reports that sole dispositive power resides in Edward C. Johnson, III and FMR LLC. The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.

(4)
The address of the Rennes Foundation is Rätikonerstrasse 13, P.O. Box 125, 9490 Vaduz, Principality of Liechtenstein. The address and information set forth in the table as to this stockholder are based on a Schedule 13G filed by this stockholder on April 2, 2008 and the rights pursuant to that certain convertible note purchased by the Rennes Foundation from the Company on August 25, 2009 prior to our three-for-one stock split in the form of a stock dividend.

(5)
Ownership consists of shares of the Company’s common stock beneficially owned by Whitebox Advisors, LLC, a Delaware limited liability company (“Whitebox”), as an investment adviser as disclosed on its filing on Schedule 13G dated February 16, 2010 for the period ended December 31, 2009, and prior to our three-for-one stock split in the form of a stock dividend as filed with the SEC. Whitebox reported that it has shared voting power with respect to 1,145,282 shares and shared investment power as to 1,145,282 shares. The address of Whitebox is 3303 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416.

(6)
Mr. Raina’s ownership includes 198,027 shares of restricted stock as well as options to purchase 3,390,009 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(7)
Mr. Kerris’ ownership includes 0 shares of restricted stock as well as options to purchase 0 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date.

(8)	Mr. Bhalla’s ownership includes options to purchase 96,165 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date.

(9)	Mr. Keller’s ownership includes options to purchase 107,640 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date.

(10)	Mr. Benz’s ownership includes options to purchase 25,915 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date.

(11)	Mr. Eckert’s ownership includes options to purchase 66,915 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date.

(12)	Mr. Herter’s ownership includes options to purchase 66,915 shares of our common stock which are exercisable as of March 16, 2010, or that will become exercisable within 60 days after that date.

(13)
Robin Raina Foundation a 501(c) charity ownership includes 156,255 shares which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company. The Federal Tax ID Number for the foundation is 51-0497387.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Rahul Raina, is the Company’s Assistant Vice President of Business Process Outsourcing and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2009 he was paid a salary of $120,000, a bonus of $7,500 and received a restricted stock grant on March 14, 2009 of 6,081 shares of common stock at a price of $8.22 per share, which was the fair value of the stock on the date of the grant. During 2008 he was paid a salary of $120,000 and received a restricted stock grant on April 14, 2008 of 10,881 shares of common stock at a price of $8.28 per share, which was the fair value of the stock on the date of the grant. During 2007 Rahul Raina was paid a salary of $120,000 and received a bonus of $111,000. Previously in 2003 Rahul Raina was granted options to purchase 225,000 shares of our common stock. The options vest over four years from the date of grant and expire ten years from the date of grant. The options had originally been granted with an exercise price below the fair market value on the date of the grant. In December 2006 these options were amended and the exercise price was increased from $0.32 per share to $0.74 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The option grant was valued using the Black-Scholes option pricing model. This grant was not subject to any of our stockholder approved stock incentive plans. The Company recognized compensation expense of $28,000 during 2007, and $41,000 during 2006 related to these options. The expense for these options was fully recognized as of December 31, 2007.

Item 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2008 and 2007 and fees billed for other services rendered during 2009 and 2008 by CBH and HAW, our independent registered public accounting firms during these periods.

Services Rendered by Cherry, Bekaert & Holland, LLP	2009	2008
Audit Fees (1)	$343,250	$262,500
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees (4)	$60,000	$1,200

Services Rendered by Habif, Arogeti & Wynne, LLP	2009	2008
Audit Fees (1)	$—	$313,848
Audit Related Fees (2)	$37,821	$156,128
Tax Fees (3)	$12,170	$69,121
All Other Fees	$9,344	$2,249

(1)	Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)	Includes fees related to the audit of a recently acquired business.

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

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements.
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

•	Consolidated Statements of Income for the years ended December 31, 2009, December 31, 2008, and December 31, 2007.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, December 31, 2008, and December 31, 2007.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
The following consolidated financial statement schedule is filed herewith:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.
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

Date: March 16, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 16, 2010

/s/ ROBERT F. KERRIS (Robert F. Kerris)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2010

/s/ HANS U. BENZ (Hans U. Benz)	Director	March 16, 2010

/s/ PAVAN BHALLA (Pavan Bhalla)	Director	March 16, 2010

/s/ NEIL D. ECKERT (Neil D. Eckert)	Director	March 16, 2010

/s/ ROLF HERTER (Rolf Herter)	Director	March 16, 2010

/s/ HANS UELI KELLER (Han Ueli Keller)	Director	March 16, 2010

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

3.1	*	Certificate of Incorporation, as amended, of Ebix, Inc.

3.2		Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

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

Exhibits
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

10.22
Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.(incorporated by reference to Exhibit 2.2 on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

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

Exhibits
10.32
Secured Convertible Note Purchase effective as of July 11, 2008, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.33
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

10.35
Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 21, 2009 and incorporated herein by reference).+

10.36
Third Amendment to the Second Amended and Restated Loan and Security Agreement between Ebix, Inc. and Bank of America Corporation dated August 27, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

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

10.43
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

Exhibits
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

Schedule II
Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2009, December 31, 2008 and December 31, 2007
Allowance for doubtful accounts receivable (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Beginning balance	$453	$155	$36
Provision for doubtful accounts	330	298	121
Write-off of accounts receivable against allowance	(227)	(87)	(2)
Other	9	87	—

Ending balance	$565	$453	$155

Valuation allowance for deferred tax assets (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Beginning balance	$(15,682)	$(5,322)	$(11,067)
Decrease (increase)	5,251	(10,360)	5,745

Ending balance	$(10,431)	$(15,682)	$(5,322)