Form 10-Q
period 2010-03-31
EBIX INC
filed 2010-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
Ebix, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0021975 (I.R.S. Employer Identification No.)

5 CONCOURSE PARKWAY, SUITE 3200 ATLANTA, GEORGIA (Address of principal executive offices)	30328 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2010, the number of shares of common stock outstanding was 35,039,879.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating Revenue:	$31,603	$20,668

Operating expenses:
Costs of services provided	7,063	4,085
Product development	3,363	2,505
Sales and marketing	1,326	1,134
General and administrative	5,659	3,843
Amortization and depreciation	1,433	744

Total operating expenses	18,844	12,311

Operating income	12,759	8,357
Interest income	88	52
Interest expense	(268)	(284)
Other non-operating income	317	—
Foreign exchange gain	103	406

Income before income taxes	12,999	8,531
Income tax provision	(615)	(196)

Net income	$12,384	$8,335

Basic earnings per common share	$0.36	$0.28

Diluted earnings per common share	$0.32	$0.23

Basic weighted average shares outstanding	34,747	29,781

Diluted weighted average shares outstanding	39,335	37,092
See accompanying condensed notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,418	$19,227
Short-term investments	2,732	1,799
Trade accounts receivable, less allowances of $508 and $565, respectively	26,025	22,861
Other current assets	4,258	2,628

Total current assets	53,433	46,515

Property and equipment, net	7,757	7,865
Goodwill	160,455	157,245
Intangibles, net	20,641	20,505
Indefinite-lived intangibles	29,293	29,223
Other assets	836	814

Total assets	$272,415	$262,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,985	$11,060
Accrued payroll and related benefits	4,100	3,634
Short term debt	5,000	23,100
Convertible debt, net of discount of $601 and $706, respectively	24,399	28,681
Current portion of long term debt and capital lease obligations	524	596
Deferred revenue	8,691	7,754
Other current liabilities	276	272

Total current liabilities	48,975	75,097

Revolving line of credit	15,600	—
Long term debt and capital lease obligations, less current portion	4,128	671
Other liabilities	2,966	2,965
Deferred tax liability, net	4,729	5,147
Put option liability	6,541	6,596
Deferred revenue	137	269
Deferred rent	702	679

Total liabilities	83,676	91,424

Commitments and Contingencies, Note 6

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 35,045,192 issued and 35,004,683 outstanding at March 31, 2010 and 34,474,608 issued and 34,434,099 outstanding at December 31, 2009	3,500	3,443
Additional paid-in capital	162,393	158,404
Treasury stock (40,509 shares as of March 31, 2010 and December 31, 2009)	(76)	(76)
Retained earnings	21,007	8,623
Accumulated other comprehensive income	1,813	349

Total stockholders’ equity	188,637	170,743

Total liabilities and stockholders’ equity	$272,415	$262,167

See accompanying condensed notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

							Accumulated
	Common Stock						Other
			Treasury		Additional		Comprehensive
	Issued		Stock	Treasury	Paid-in	Retained	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Earnings	Income	Total	Income

Balance, December 31, 2009	34,474,608	$3,443	(40,509)	$(76)	$158,404	$8,623	$349	$170,743
Net income	—	—	—	—	—	12,384	—	$12,384	$12,384
Cumulative translation adjustment	—	—	—	—	—	—	1,464	1,464	1,464

Comprehensive income			—	—	—	—	—	—	$13,848

Repurchase of common stock	(69,070)	(7)	—	—	(995)	—	—	(1,002)
Vesting of restricted stock	128,272	13	—	—	(13)	—	—	—
Conversion of principal and interest on Convertible promissory notes	476,662	47	—	—	4,400	—	—	4,447
Exercise of stock options	34,720	4	—	—	172	—	—	176
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	425	—	—	425

Balance, March 31, 2010	35,045,192	$3,500	(40,509)	$(76)	$162,393	$21,007	$1,813	$188,637

See accompanying condensed notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$12,384	$8,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,432	743
Stock-based compensation	110	52
Restricted stock compensation	315	191
Debt discount amortization on convertible debt	105	—
Unrealized foreign exchange (gain)loss on forward contracts	(849)	—
Unrealized foreign exchange (gain)loss	568	—
Gain on sale of building	(262)	—
Gain on put option	(55)	—
Changes in assets and liabilities:
Accounts receivable	(2,457)	(2,356)
Other assets	(461)	(72)
Accounts payable and accrued expenses	(3,632)	244
Accrued payroll and related benefits	332	672
Deferred revenue	705	773
Deferred rent	23	(36)
Deferred taxes	(495)	(766)
Other current liabilities	(1)	36

Net cash provided by operating activities	7,762	7,816

Cash flows from investing activities:
Acquisition of MCN, net of cash acquired	(2,828)	—
Investment in ConfirmNet	(2,975)	(3,094)
Investment in IDS	—	(1,000)
(Purchases)maturities of marketable securities, net	(933)	1,059
Capital expenditures	(343)	(727)

Net cash used in investing activities	(7,079)	(3,762)

Cash flows from financing activities:
Repayments on line of credit	(7,500)	—
Proceeds from term loan	10,000	—
Principal payments of term loan obligation	(1,250)	—
Repurchases of common stock	(1,002)	(505)
Proceeds from the exercise of stock options	176	—
Payments of capital lease obligations	(372)	(38)
Principal payments of debt obligations	—	(587)

Net cash provided/(used) in financing activities	52	(1,130)

Effect of foreign exchange rates on cash	456	(627)

Net change in cash and cash equivalents	1,191	2,297
Cash and cash equivalents at the beginning of the period	19,227	9,475

Cash and cash equivalents at the end of the period	$20,418	$11,772

Supplemental disclosures of cash flow information:
Interest paid	$125	$226
Income taxes paid	$999	$1,125
Supplemental schedule of noncash financing activities:
During the quarter ended March 31, 2010 a holder of a convertible note, Whitebox VSC, Ltd., converted $4.4 million of principal and accrued interest into 477,662 shares of the Company’s common stock.
See accompanying condensed notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a series of on-demand software products and e-commerce services for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in the insurance and financial industries. The Company has its headquarters in Atlanta, Georgia and also operates in many other countries including Australia, Brazil, New Zealand, Singapore, UK, China, Japan and India. International revenue accounted for 26.0% and 23.7% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009
Carrier Systems	$2,335	$2,826
Exchanges	22,871	12,033
BPO	3,493	3,361
Broker Systems	2,904	2,448

Totals	$31,603	$20,668

Summary of Significant Accounting Policies
Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, and the effect of inter-company balances and transactions has been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated condensed financial position of the Company and its consolidated condensed results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Revenue Recognition and Deferred Revenue—The Company derives its revenues from professional and support services, which include revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, business process outsourcing revenue, and the licensing of proprietary and third-party software. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.

In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with such guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Accounts receivable is stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. There was no bad debt expense incurred during either the three ended March 31, 2010 or 2009. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. $57 thousand and $0 of accounts receivable were written off as uncollectible during the three months ending March 31, 2010 and 2009, respectively.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which the forthcoming cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized. We are required to test goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment tests as of September 30th each year. Our impairment testing at September 30, 2009 and 2008 indicated that there was no impairment of our reporting unit goodwill and indefinite-lived intangible asset balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

(In thousands)
Beginning Balance (December 31, 2009)	$157,245
Additions	3,066
Foreign currency translation adjustments	144

Ending Balance (March 31, 2010)	$160,455

Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements acquired in connection with the synergistic combination of the businesses we acquire in the U.S. and foreign countries in which operate. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(yrs)
Customer relationships	4–20
Developed technology	3–7
Trademarks	5–10
Non-compete agreements	5

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$20,585	$19,773
Developed technology	8,115	7,935
Trademarks	218	218
Non-compete agreements	418	418
Backlog	140	140

Total intangibles	29,476	28,484
Accumulated amortization	(8,835)	(7,979)

Finite-lived intangibles, net	$20,641	$20,505

Indefinite-lived intangibles:
Customer/territorial relationships	$29,293	$29,223
Amortization expense recognized in connection with acquired intangible assets was $853 thousand and $469 thousand for the three months ended March 31, 2010 and 2009, respectively.
Income Taxes—The Company follows the asset and liability method of accounting for income taxes pursuant to the relevant accounting principles. Deferred income taxes are recorded to reflect the estimated future tax effects of differences between financial statement and tax basis of assets, liabilities, operating losses, and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
The Company also applies the FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Recent Relevant Accounting Pronouncements—In October 2009, the FASB issued guidance on revenue recognition for arrangements with multiple deliverables. Under the new guidance, arrangements that include software elements and tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company will adopt this new revenue recognition guidance in 2011 and is in the process of assessing its impact.

Note 2: Earnings per Share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented in the accompanying Condensed Consolidated Statements of Income have been adjusted to reflect the retroactive effect of the Company’s three-for-one stock split dated January 4, 2010.
To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	March 31,	March 31,
	2010	2009
	(In thousands, except per share data)
Net income	$12,384	$8,335
Convertible debt interest (excludes imputed interest)	10	163

Net income for diluted earnings per share purposes	$12,394	$8,498

Diluted shares outstanding	39,335	37,092

Diluted earnings per common share	$0.32	$0.23

Diluted shares outstanding were determined as follows for the three months ending March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Basic Weighted Average Shares Outstanding	34,747,298	29,780,985

Incremental Shares	4,588,165	7,311,183

Diluted Shares Outstanding	39,335,463	37,092,168

Note 3: Business Combination
The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with the FASB’s accounting guidance on the accounting for business combinations. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce.
Effective January 15, 2010, we acquired Brazilian based MCN Technology & Consulting (“MCN”) for total net cash consideration of $2.8 million. MCN provides software development and consulting services for insurance companies, insurance brokers, and financial institutions. The former shareholders of MCN retain the right to earn up to an additional $2.0 million if certain incremental revenue targets are achieved at the two-year anniversary date of the business acquisition. The results of MCN’s operations have been included in the Company’s condensed consolidated financial statements since the effective date of the acquisition. Pro forma results of operations have not been presented because the effects of this business combination were not material to our consolidated results of operations.
Note 4: Debt with Commercial Bank
On February 12, 2010 the Company entered a credit agreement with Bank of America N.A. (“BOA”) providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The financing agreement also includes an accordion feature that provides for the expansion of the credit facility by an additional $10 million with the participant of another bank. The credit facility has a variable interest rate currently set at LIBOR plus 1.75%. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.

At March 31, 2010 the outstanding balance on the revolving line of credit was $15.6 million and the facility carried an interest rate of 1.98%. This balance is included in long term liabilities section of the Condensed Consolidated Balance Sheet. During the three months ending March 31, 2010 the Company utilized $13.1 million of proceeds from the revolver towards the repayment of the prior revolving credit facility with BOA, and $2.5 million from the revolver for working capital needs.
At March 31, 2010 the outstanding balance on the term loan was $8.75 million and it carried an interest rate of 1.98%. $5.0 million of this balance is reported as short term debt and the remaining balance is included in long term debt and capital lease obligations on the Condensed Consolidated Balance Sheet.
Note 5: Convertible Debt
During August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount is potentially convertible into 1,187,499 shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is potentially convertible into 62,499 shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is potentially convertible into 300,000 shares of common stock at a conversion price of $16.66 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 25, 2011. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.
In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraph, in May 2008 the FASB issued new accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance resulted in the Company recording $24.15 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At March 31, 2010, the carrying value of the Convertible Notes was $24.40 million and the unamortized debt discount was $601 thousand. We recognized non-cash interest expense of $105 thousand during the three months ended March 31, 2010 related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method in periods in which the conversion prices are less than the average price of our common stock.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010 Whitebox fully converted the remaining principal on the $15 million Note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.

Note 6: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2010 and 2009. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2010 and 2009 was $987 thousand and $596 thousand, respectively. Sublease income was $36 thousand and $35 thousand, respectively for the three months ended March 31, 2010 and 2009, respectively.
Contingencies—The Company is not involved in any significant legal action or claim that, in the opinion of management, could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2010, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $132 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2010, is $1.4 million.
Note 7: Income Taxes
Effective Tax Rate—Our effective tax rate reflects the tax benefits from having significant component of our operations outside the United States in foreign jurisdictions that have tax rates lower than the U.S. statutory rate of 35%. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the related annual period, after separately considering any discrete items unique to the respective interim period being reported. The Company’s effective income tax for the three months ended March 31, 2010 rate was 4.73% as compared to 4.70% for the same period in 2009.
At March 31, 2010, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $35 million which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire during each of the years 2018 through 2027. A valuation allowance in the amount of $3.6 million remains against some of the Company’s legacy NOL carryforwards due to uncertainties related to the potential adverse impact to our health benefits exchange operating segment associated with recently passed health care legislation. A valuation allowance in the amount of $7.5 million remains against NOL’s that were acquired as a result of business combinations due to uncertainties as to their realization principally associated with limitations on their usage posed by Section 382 of the U.S. internal revenue code. The Company’s current effective tax rate is not impacted by these NOL’s or their usage.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of March 31, 2010 the Company’s Condensed Consolidated Balance Sheet includes a liability of $2.95 million for unrecognized tax benefits. There were no changes to this liability during the quarter ending March 31, 2010.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that current tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 8: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under the FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of March 31, 2010 the Company has in place nineteen annual foreign currency hedge contracts maturing between May 2010 and March 2011 with a notional value totaling $23.3 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign exchange gains (losses), in the Condensed Consolidated Statements of Income and was $849 thousand and $0 thousand for three months ended March 31, 2010 and 2009, respectively. These gains served to offset the consolidated foreign exchange losses equivalent to approximately $746 thousand incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. As of March 31, 2010 the aggregate fair value of these derivative instruments, which are included in other current assets, in the Condensed Consolidated Balance Sheets was $1.4 million. The Company has classified its foreign currency hedges, which are measured at fair value on a recurring basis, as a level 2 instrument (i.e. wherein fair is determined based on observable inputs other than quoted market prices) which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
Also in connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the each of E-Z Data’s two stockholders. The put option is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At March 31, 2010 the fair value of the put option was recalculated and was determined to have decreased $55 thousand during the first quarter, which amount is included in other non-operating income in the Condensed Consolidated Statement of Income for the quarter then ended. The Company has classified the put option as a level 2 instrument.
Note 9: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands except headcount):
Three Months ended March 31, 2010

	The
	Americas	Australia	New Zealand	India	Singapore	Total
Revenue	$23,954	$6,906	$367	$—	$376	$31,603
Fixed assets	$4,100	$853	$38	$2,679	$87	$7,757
Goodwill and intangible assets	$150,860	$493	$—	$—	$59,036	$210,389
Headcount	432	63	9	522	7	1,033
Three Months ended March 31, 2009

	The
	Americas	Australia	New Zealand	India	Singapore	Total
Revenue	$15,764	$4,285	$215	$—	$404	$20,668
Fixed assets	$2,440	$385	$24	$1,253	$41	$4,143
Goodwill and intangible assets	$68,438	$44,267	$—	$—	$—	$112,705
Headcount	318	61	9	259	6	653

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
Safe Harbor for Forward-Looking Statements—This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part I, Item 1A, “Risk Factors” in our 2009 Form 10-K which is incorporated by reference herein, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia and India wherein we have significant operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
The important risk factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•
Regarding Notes 4 and 5 of the Condensed Notes to the Condensed Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
With respect to Note 6 of the Condensed Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies;

•
With respect to our acquisitions, our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets; and,

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three month revenue trend, the actual level of demand for our products during the immediately foreseeable future.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s web site, www.sec.gov.
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in the desire to reduce paper based processes and improve efficiency both at the back-end side and also at the consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
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
Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Coral Gables, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas, Texas; Columbus, Ohio, and Pasadena, California. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 9 to the condensed consolidated financial statements, included Part 1 in this Form 10-Q.

Results of Operations — Three-Months Ended March 31, 2010 and 2009
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come four product channels. Presented in the table below is the breakout of our revenues for each of those product channels the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009
Carrier Systems	$2,335	$2,826
Exchanges	22,871	12,033
BPO	3,493	3,361
Broker Systems	2,904	2,448

Totals	$31,603	$20,668

During the three months ended March 31, 2010 our total operating revenues increased $10.9 million or 53%, to $31.6 million compared to $20.7 million during the first quarter of 2009. This increase in revenues is a result of both the impact of strategic business acquisitions made during 2009, particularly in the area of exchanges, as well as organic growth realized in our BPO, broker and exchange channels. The Company consistently and quickly integrates business acquisitions into our existing operations, thereby rapidly leveraging product cross-selling opportunities.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $3.0 million or 73%, from $4.1 million in the first quarter of 2009 to $7.1 million in the first quarter of 2010. This increase is primarily attributable to additional personnel and facility costs associated with our recent acquisitions of E-Z Data and Peak.
Product Development expenses
The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. Product development expenses increased $858 thousand or 34%, from $2.5 million during the first quarter of 2009 to $3.4 million during the first quarter of 2010. This increase is primarily due to costs associated with new product development activities in support of our Exchange, Carrier and BPO divisions, and the expansion of our technical operations in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $192 thousand or 17%, from $1.1 million in the first quarter of 2009 to $1.3 million in the first quarter of 2010. This increase is primarily attributable to additional personnel and marketing costs associated with marketing activities in support of all four channels of our business.

General and Administrative Expenses
General and administrative increased $1.8 million or 47% from $3.8 million in the first quarter of 2009 to $5.7 million in the first quarter of 2010. This increase is primarily attributable to increased costs for insurance, travel, audit and legal fees, discretionary share-based and performance related compensation costs, and additional costs associated with businesses we acquired during the last twelve months.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $689 thousand or 93%, from $744 thousand in the first quarter of 2009 to $1.4 million in the first quarter of 2010. The increase of $386 thousand is primarily associated with the amortization of the customer relationship, developed technology, and non-compete intangible assets that were acquired in connection with our recent acquisitions of Facts, Peak, and E-Z Data. We also incurred $303 thousand of additional depreciation expenses in connection with additional equipment and facilities necessary to support our expanding operations.
Income Taxes
The income tax provision for the three months ended March 31, 2010 was $615 thousand which is $419 thousand or 214% greater than the $196 thousand recognized in the same period of 2009. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering any discrete items uniquely related to the respective interim reporting period. The effective tax rate utilized in the first quarter of 2010 was 4.73% which is consistent with the 4.70% for the same period in 2009. Our effective tax rate reflects the tax benefits from having significant component of our operations outside the United States in foreign jurisdictions that have tax rates lower than the U.S. statutory rate of 35%.
Liquidity and Capital Resources
Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense but should not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with our revolving credit facility and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operation conditions warrant. Presently the Company intends to utilize its cash and other financing resources towards making strategic accretive acquisitions in the insurance data exchange arena.
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

Our cash and cash equivalents were $20.4 million and $19.2 million at March 31, 2010 and December 31, 2009, respectively. Our cash and cash equivalents balance increased during the quarter primarily as a result of the cash generated from our operating activities.
Our current ratio improved to 1.09 at March 31, 2010 as compared to 0.62 at December 31, 2009 and our working capital position improved to $4.6 million from a deficit of $28.6 million that existed at the end of the 2009. The improvement in our short-term liquidity position is primarily the result of the refinancing of our revolving credit facility that is now set to mature in February 2012, a significant reduction in trade payables and accrued liabilities, and additional trade receivables generated by our increased revenue streams. We believe that our ability to generate sustainable significant cash flows from our ongoing operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.
Operating Activities
During the three months ended March 31, 2010 the Company generated $7.8 million of net cash flow from our operating activities. The primary components of the cash provided by operations for the quarter consisted of net income of $12.4 million, net of $1.4 million of depreciation and amortization, $(6.0) million of working capital requirements primarily associated with payments of trade payables and the additional trade receivables from businesses that we recently acquired, and $425 thousand of non-cash compensation.
During the three months ended March 31, 2009 the Company generated $7.8 million of net cash flow from operating activities. The primary components of the cash provided by operations for the quarter consisted of net income of $8.4 million, net of $743 thousand of depreciation and amortization, $(1.5) million of working capital requirements, and $243 thousand of non-cash compensation.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2010 totaled $7.1 million, of which $2.8 million was used to acquire MCN in January 2010, $3.0 million was used to fulfill an earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), $343 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations and $933 thousand was used for investments in marketable securities (specifically bank certificates of deposit).
Net cash used for investing activities during the three months ended March 31, 2009 totaled $3.8 million, of which $1.0 million was used to fulfill an earn-out payment obligation to the former shareholders of IDS (a November 2007 business acquisition), $3.1 million was used to fulfill an earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), and $727 thousand was used for capital expenditures pertaining to the enhancement of technology platforms and purchases of operating equipment. Partially offsetting these uses of cash resources for investment related purposes was the $1.1 million of cash provided from the maturities of marketable securities (specifically bank certificates of deposit).
Financing Activities
During the three months ended March 31, 2010 net cash provided by financing activities was $52 thousand. $8.75 million of net cash inflow from our Bank of America, N.A. (“BOA”) term loan facility were offset by the $7.5 million used to reduce the outstanding balance on our BOA revolving credit facility and the $1.0 million was used to complete open market repurchases of our common stock
During the three months ended March 31, 2009 the Company used $1.1 million for financing activities. This financing outflow for the quarter was comprised of $507 thousand used to complete open market repurchases of our common stock and $623 thousand was used to service existing long-term debt and capital lease obligations.

Commercial Bank Financing Facility
On February 12, 2010 the Company entered a credit agreement with BOA providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The financing agreement also includes an accordion feature that provides for the expansion of the credit facility by an additional $10 million with the participant of another bank. The credit facility has a variable interest rate currently set at LIBOR plus 1.75%. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.
At March 31, 2010 the outstanding balance on the line of credit was $15.6 million and the facility carried an interest rate of 1.98%. During the three months ending March 31, 2010 the Company utilized $13.1 million of proceeds from the revolver towards the repayment of the prior revolving credit facility with BOA, and $2.5 million from the revolver for working capital needs.
At March 31, 2010 the outstanding balance on the term loan was $8.75 million and it carried an interest rate of 1.98%.
Convertible Debt
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. As of and for the three months ending March 31, 2010 the Company recognized $105 thousand of interest expense and the unamortized discount was $601 thousand. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010 Whitebox fully converted the remaining principal on the $15 million Note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of March 31, 2010. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 years
	(in thousands)

Revolving line of credit	$15,600	$—	$15,600	$—	$—
Convertible debt	$25,000	$—	$25,000	$—	$—
Long-term debt	$8,750	$5,000	$3,750	$—	$—
Operating leases	$9,824	$3,044	$4,284	$2,376	$120
Capital leases	$902	$524	$305	$73	$—

Total	$60,076	$8,568	$48,939	$2,449	$120

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the condensed consolidated financial statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2009 Form 10-K.
Application of Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
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

In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses, and further reflects the value of expected synergies to be derived from integrating the operations of the businesses we acquire including the value of the acquired workforce. The Company applies the provisions of the FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows.
These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. Neither during the three months ended March 31, 2010 nor the twelve months ended December 31, 2009 did the Company have any impairment of its reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the condensed notes to consolidated financial statements in this Form 10-Q.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes pursuant to the relevant accounting principles. Deferred income taxes are recorded to reflect the estimated future tax effects of differences between financial statement and tax basis of assets, liabilities, operating losses, and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
The Company also applies the FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rates risk related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company’s operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, Brazil and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2010 and 2009 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain(loss) of $1.4 million and $(1.2) million respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $852 thousand and $650 thousand for the three months ended March 31, 2010 and 2009, respectively.
During 2009 and the three months ended March 31, 2010, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of March 31, 2010, the notional value of these contracts which are scheduled to mature between May 2010 and March 2011 is $23.3 million. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Income Statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the intercompany receivables being hedged. For the three months ended March 31, 2010, we recognized a gain of $849 thousand included in “Foreign exchange gain” in the Consolidated Statements of Income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at March 31, 2010, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $3.7 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $5.6 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
In October 2009 and in connection with the acquisition of E-Z Data the Company issued a put option to E-Z Data’s two stockholders. The put option which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell their underlying shares of Ebix common stock, that they received as part of the purchase consideration, back to the Company at a 10% discount off of the per-share value established on the effective date of the acquisition. The initial fair value for the put option was $6.6 million in October 2009 and the fair value at March 31, 2010 was recalculated and was determined to be $6.5 million. Changes in fair value of the put option are included in other non-operating income in the Consolidated Statement of Income. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variances to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $206 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the three months ended March 31, 2010.
There were no other material changes to our market risk exposure during the three months ended March 31, 2010. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 6A of our 2009 Form 10-K.

Item 4:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A:	RISK FACTORS
We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, and/or operating results.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3:	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5:	OTHER INFORMATION
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2010, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced	Average Price Paid	Purchased Under the Plans or
Period	Plans or Programs	Per Share (1)	Programs

As of December 31, 2009	273,537	$6.66	$3,059,000
January 1, 2010 to January 31, 2010	—	$—	$3,059,000
February 1, 2010 to February 28, 2010	69,070	$14.50	$2,057,000
March 1, 2009 to March 31, 2010	—	$—	$2,057,000

Total	342,607	$8.59	$2,057,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

Item 6:	EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date: May 10, 2010	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Robert F. Kerris
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

2.6
Asset Purchase Agreement dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7
Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8
Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008) and incorporated herein by reference.

2.9
Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008) and incorporated herein by reference.

2.10
Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009) and incorporated herein by reference.

2.11
IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009) and incorporated herein by reference.

3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) and incorporated herein by reference.

3.2		Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) and incorporated herein by reference.

10.44
Credit Agreement, dated as of February 12, 2010, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010) and incorporated herein by reference.

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