Form 10-Q
period 2010-06-30
EBIX INC
filed 2010-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of Aug 6, 2010, the number of shares of common stock outstanding was 34,620,338.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenue	$32,207	$22,421	$63,810	$43,089

Operating expenses:
Cost of services provided	7,427	4,532	14,490	8,833
Product development	3,571	2,753	6,934	5,258
Sales and marketing	1,748	1,121	3,074	2,255
General and administrative	5,005	3,925	10,665	7,553
Amortization and depreciation	1,448	830	2,880	1,573

Total operating expenses	19,199	13,161	38,043	25,472

Operating income	13,008	9,260	25,767	17,617
Interest income	127	39	215	91
Interest expense	(246)	(273)	(514)	(557)
Other non-operating income	1,444	—	1,761	—
Foreign exchange gain	233	346	336	752

Income before income taxes	14,566	9,372	27,565	17,903
Income tax expense	(556)	(416)	(1,171)	(612)

Net income	$14,010	$8,956	$26,394	$17,291

Basic earnings per common share	$0.40	$0.29	$0.76	$0.57

Diluted earnings per common share	$0.36	$0.24	$0.67	$0.47

Basic weighted average shares outstanding	34,957	30,558	34,853	30,171

Diluted weighted average shares outstanding	39,275	37,461	39,305	37,281
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,891	$19,227
Short-term investments	7,500	1,799
Trade accounts receivable, less allowances of $646 and $565, respectively	24,402	22,861
Other current assets	2,123	2,628

Total current assets	54,916	46,515

Property and equipment, net	7,705	7,865
Goodwill	164,993	157,245
Intangibles, net	21,019	20,505
Indefinite-lived intangibles	29,299	29,223
Other assets	953	814

Total assets	$278,885	$262,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,417	$11,060
Accrued payroll and related benefits	2,930	3,634
Short term debt	4,375	23,100
Convertible debt, net of discount of $494 and $706, respectively	24,505	28,681
Current portion of long term debt and capital lease obligations	463	596
Deferred revenue	7,776	7,754
Current deferred rent	191	163
Other current liabilities	110	109

Total current liabilities	48,767	75,097

Revolving line of credit	15,600	—
Long term debt and capital lease obligations, less current portion	3,587	671
Other liabilities	2,966	2,965
Deferred tax liability, net	5,195	5,147
Put option liability	5,097	6,596
Deferred revenue	123	269
Long term deferred rent	648	679

Total liabilities	81,983	91,424

Commitments and Contingencies, Note 6

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 34,827,986 issued and 34,787,477 outstanding at June 30, 2010 and 34,474,608 issued and 34,434,099 outstanding at December 31, 2009	3,479	3,443
Additional paid-in capital	158,899	158,404
Treasury stock (40,509 shares as of June 30, 2010 and December 31, 2009)	(76)	(76)
Retained earnings	35,017	8,623
Accumulated other comprehensive income (loss)	(417)	349

Total stockholders’ equity	196,902	170,743

Total liabilities and stockholders’ equity	$278,885	$262,167

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

							Accumulated
	Common Stock						Other
			Treasury		Additional		Comprehensive
	Issued		Stock	Treasury	Paid-in	Retained	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Earnings	Income	Total	Income

Balance, December 31, 2009	34,474,608	$3,443	(40,509)	$(76)	$158,404	$8,623	$349	$170,743

Net income	—	—	—	—	—	26,394	—	$26,394	$26,394
Cumulative translation adjustment	—	—	—	—	—	—	(766)	(766)	(766)

Comprehensive income			—	—	—	—	—	—	$25,628

Repurchase and retirement of common stock	(341,570)	(34)	—	—	(4,965)	—	—	(4,999)
Vesting of restricted stock	180,641	19	—	—	(19)	—	—	—
Conversion of principal and interest on Convertible promissory notes	476,662	47	—	—	4,400	—	—	4,447
Exercise of stock options	37,645	4	—	—	174	—	—	178
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	905	—	—	905

Balance, June 30, 2010	34,827,986	$3,479	(40,509)	$(76)	$158,899	$35,017	$(417)	$196,902

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$26,394	$17,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,880	1,573
Stock-based compensation	217	100
Restricted stock compensation	688	513
Provision for doubtful accounts	203	90
Debt discount amortization on convertible debt	211	—
Unrealized foreign exchange (gain)loss on forward contracts	(49)	(144)
Unrealized foreign exchange (gain)loss	(530)	—
Gain on put option	(1,499)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,795)	(2,617)
Other assets	387	(387)
Accounts payable and accrued expenses	(1,926)	(483)
Accrued payroll and related benefits	(709)	(532)
Deferred revenue	(303)	1,092
Deferred rent	(31)	—
Deferred taxes	(369)	(1,125)
Other current liabilities	33	178

Net cash provided by operating activities	23,802	15,549

Cash flows from investing activities:
Acquisition of MCN, net of cash acquired	(2,931)	—
Acquisition of Trades Monitor, net of cash acquired	(2,749)	—
Acquisition of Connective Technologies, net of cash acquired	(1,337)	—
Investment in ConfirmNet	(2,975)	(3,094)
Investment in IDS	—	(1,000)
Investment in Acclamation, net of cash acquired	—	(85)
Investment in Facts, net of cash acquired	—	(5,704)
Investment in Periculum, net of cash acquired	—	(200)
(Purchases)maturities of marketable securities, net	(5,701)	(1,618)
Capital expenditures	(899)	(1,200)

Net cash used in investing activities	(16,592)	(12,901)

Cash flows from financing activities:
Repayments on line of credit, (net)	(7,500)	—
Proceeds from term loan	10,000	—
Principal payments of term loan obligation	(2,344)	—
Repurchases of common stock	(4,999)	(505)
Proceeds from the exercise of stock options	178	1,422
Payments of capital lease obligations	(552)	(78)
Principal payments of debt obligations	—	(742)

Net cash provided by/(used in) financing activities	(5,217)	97

Effect of foreign exchange rates on cash	(329)	(344)

Net change in cash and cash equivalents	1,664	2,401
Cash and cash equivalents at the beginning of the period	19,227	9,475

Cash and cash equivalents at the end of the period	$20,891	$11,876

Supplemental disclosures of cash flow information:
Interest paid	$276	$429
Income taxes paid	$1,275	$2,873
Supplemental schedule of noncash financing activities:
During the six months ended June 30, 2010 a holder of a convertible note, Whitebox VSC, Ltd., converted $4.4 million of principal and accrued interest into 476,662 shares of the Company’s common stock.
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a variety of on-demand software products and e-commerce services for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in insurance and financial services. The Company has its headquarters in Atlanta, Georgia and also operates in many other countries including Australia, Brazil, New Zealand, Singapore, UK, China, Japan, Canada, and India. International revenue accounted for 26.9% and 25.4% of the Company’s total revenue for the six months ended June 30, 2010 and 2009, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Carrier Systems	$2,155	$2,701	$4,490	$5,527
Exchanges	22,749	13,162	45,620	25,195
BPO	3,985	3,714	7,478	7,075
Broker Systems	3,318	2,844	6,222	5,292

Totals	$32,207	$22,421	$63,810	$43,089

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared in accordance with U.S. generally accepted accounting principles; the effect of inter-company balances and transactions have been eliminated. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Accounts receivable is stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. Bad debt expense incurred during three and six month period ended June 30, 2010 or 2009 was $202 thousand and $90 thousand respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. $120 thousand and $0 of accounts receivable were written off as uncollectible during the six months ending June 30, 2010 and 2009, respectively.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which the forthcoming cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized, rather we are required to test goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment tests as of September 30th each year. Our impairment testing at September 30, 2009 and 2008 indicated that there was no impairment of our reporting unit goodwill and indefinite-lived intangible asset balances.
Changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

(In thousands)
Beginning Balance (December 31, 2009)	$157,245
Additions	7,622
Foreign currency translation adjustments	126

Ending Balance (June 30, 2010)	$164,993

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

Life
Category	(yrs)
Customer relationships	4–20
Developed technology	3–7
Trademarks	5–10
Non-compete agreements	5

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$21,681	$19,773
Developed technology	8,263	7,935
Trademarks	218	218
Non-compete agreements	418	418
Backlog	140	140

Total intangibles	30,720	28,484
Accumulated amortization	(9,701)	(7,979)

Finite-lived intangibles, net	$21,019	$20,505

Indefinite-lived intangibles:
Customer/territorial relationships	$29,299	$29,223
Amortization expense recognized in connection with acquired intangible assets was $1.7 million and $951 thousand for the six months ended June 30, 2010 and 2009, respectively.
Income Taxes—Deferred income taxes are recorded to reflect the estimated future tax effects of differences between financial statement and tax basis of assets, liabilities, operating losses, and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
The Company also applies the FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Recent Relevant Accounting Pronouncements—In October 2009, the FASB issued guidance on revenue recognition for arrangements with multiple deliverables. Under the new guidance, arrangements that include software elements and tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. These new revenue recognition pronouncements are effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted under certain circumstances. The Company will adopt this new revenue recognition guidance in 2011 and is in the process of assessing its impact.
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

To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	For the Three months		For the Six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income	$14,010	$8,956	$26,394	$17,291

Convertible debt interest (excludes imputed interest)	—	135	10	298

Net income for diluted earnings per share purposes	$14,010	$9,091	$26,404	$17,589

Diluted shares outstanding	39,275	37,462	39,305	37,282

Diluted earnings per common share	$0.36	$0.24	$0.67	$0.47

Diluted shares outstanding were determined as follows for the three and six months ending June 30, 2010 and 2009, respectively:

	For the Three months		For the Six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Basic Weighted Average Shares Outstanding	34,958	30,559	34,852	30,173
Incremental Shares	4,317	6,903	4,453	7,109

Diluted Shares Outstanding	39,275	37,462	39,305	37,282

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
Effective January 15, 2010, Ebix acquired all of the stock of Brazilian based MCN Technology & Consulting (“MCN”) for total net cash consideration of $2.9 million. MCN provides software development and consulting services for insurance companies, insurance brokers, and financial institutions. The former shareholders of MCN retain the right to earn up to an additional $2.0 million if certain incremental revenue targets are achieved at the two-year anniversary date of the business acquisition. The results of MCN’s operations have been included in the Company’s condensed consolidated financial statements since the effective date of the acquisition.
Effective April 1, 2010, Ebix acquired all of the stock of Australian based Trades Monitor for total net cash consideration of $2.7 million. Trades Monitor provides specialized insurance related software to the Australian insurance industry. The former shareholders of Trade Monitor retain the right to earn an additional $458 thousand if certain incremental revenue targets are achieved at the two-year anniversary date of the business acquisition. The results of Trades Monitor operations have been included in the Company’s condensed consolidated financial statements since the effective date of the acquisition.
Effective May 20, 2010 Ebix acquired Houston, Texas based Connective Technologies, Inc. through an asset purchase for total net cash consideration of $1.3 million. Connective Technologies is a premier provider of on-demand software solutions for property and casualty insurance carriers in the United States. The former owners of Connective Technologies retain the right to earn an additional up to $4.0 million if certain revenue targets are achieved over the two-year period subsequent to the acquisition. The results of Connective Technologies operations have been included in the Company’s condensed consolidated financial statements since the effective date of the acquisition.

The valuation of the tangible and intangible assets acquired in each of these aforementioned business combinations and the corresponding purchase price allocation is tentative and not yet fully complete. The Company is in the process of further analyzing the components of assets acquired and assessing the fair value of future contingent consideration obligations. We expect to have this process completed by December 31, 2010.
Pro forma results of operations have not been presented for these acquisitions because the effects of this business combinations, both individually and in the aggregate were not material to our consolidated results of operations.
Note 4: Debt with Commercial Bank
On February 12, 2010 the Company entered a credit agreement with Bank of America N.A. (“BOA”) providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.
At June 30, 2010 the outstanding balance on the revolving line of credit was $15.6 million and the facility carried an interest rate of 1.85%. This balance is included in the long term liabilities section of the Condensed Consolidated Balance Sheet.
At June 30, 2010 the outstanding balance on the term loan was $7.7 million and it carried an interest rate of 1.85%. During the six months ended June 30, 2010 payments in the aggregate amount of $2.3 million were made against the term loan.
Note 5: Convertible Debt
During August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount is potentially convertible into 1,187,499 shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is potentially convertible into 62,499 shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is potentially convertible into 300,000 shares of common stock at a conversion price of $16.66 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 25, 2011. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.

In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraph, the Company applied the FASB’s accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance further requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance resulted in the Company recording $24.15 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At June 30, 2010, the carrying value of the Convertible Notes was $24.51 million and the unamortized debt discount was $495 thousand. We recognized non-cash interest expense of $106 thousand and $212 thousand during the three and six months ended June 30, 2010, respectively, related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. At June 30, 2010 the aggregate as-if converted value of these notes did not exceed their principal amounts. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method in periods in which the conversion prices are less than the average price of our common stock.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010, Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Note 6: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2010 and 2009. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2010 and 2009 was $2.0 million and $1.1 million, respectively. Sublease income was $72 thousand and $69 thousand, respectively for the six months ended June 30, 2009 and 2008
Contingencies—The Company is not involved in any significant legal action or claim that, in the opinion of management, could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2010, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $72 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2010, is $1.4 million.
Note 7: Income Taxes
Effective Tax Rate— The Company’s effective tax rate for 2010 reflects the tax benefits from having a higher mix of significant components of our operations outside the United States in foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the related annual period, after separately considering any discrete items unique to the respective interim period being reported. The Company’s effective income tax for the six months ended June 30, 2010 rate was 4.24% as compared to 4.46% for the same period in 2009.
At June 30, 2010, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $32 million which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire during each of the years 2018 through 2027. A valuation allowance in the amount of $3.6 million remains against some of the Company’s legacy NOL carryforwards due to uncertainties related to the potential adverse impact to our health benefits exchange operating segment associated with recently passed health care legislation. A valuation allowance in the amount of $7.5 million remains against NOL’s that were acquired as a result of business combinations due to uncertainties as to their realization principally associated with limitations on their usage posed by Section 382 of the U.S. internal revenue code. The Company’s current effective tax rate is not impacted by these NOL’s or their usage.

Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of June 30, 2010 the Company’s Condensed Consolidated Balance Sheet includes a liability of $2.95 million for unrecognized tax benefits. There were no changes to this liability recognized during the six months ending June 30, 2010.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that current tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.
Note 8: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under the FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of June 30, 2010 the Company has in place fifteen annual foreign currency hedge contracts maturing between December 2010 and March 2011 with a notional value totaling $15.3 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign exchange gains (losses), in the Condensed Consolidated Statements of Income and was $46 thousand and $144 thousand for six months ended June 30, 2010 and 2009, respectively. These gains are in addition to the consolidated foreign exchange gains equivalent to approximately $290 thousand and $608 thousand during the six months ended June 30, 2010 and 2009, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. As of June 30, 2010 the aggregate fair value of these derivative instruments, which are included in other current assets, in the Condensed Consolidated Balance Sheet was $196 thousand. The Company has classified its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the each of E-Z Data’s two stockholders. The put option is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 1.49 million shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2010 the fair value of the put option was remeasured and was determined to have decreased $1.5 million during the six month period then ended, which amount is included in other non-operating income in the Condensed Consolidated Statement of Income for the period then ended. The Company has classified the put option, for which the fair value is remeasured on a recurring basis at each reporting date as a level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

Note 9: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands except headcount):
Six months ended June 30, 2010

	The
	Americas	Australia	New Zealand	India	Singapore	Total
Revenue	$47,813	$13,326	$711	$—	$1,960	$63,810
Fixed assets	$3,994	$718	$33	$2,736	$224	$7,705
Goodwill and intangible assets	$152,877	$459	$—	$—	$61,975	$215,311
Six months ended June 30, 2009

	The
	Americas	Australia	New Zealand	India	Singapore	Total
Revenue	$32,160	$9,525	$573	$—	$831	$43,089
Fixed assets	$2,588	$439	$34	$1,566	$41	$4,668
Goodwill and intangible assets	$74,861	$52,041	$—	$—	$—	$126,902

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

•
With respect to our acquisitions, our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets; and,

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three and six month revenue trends, and the actual future level of demand for our products during the immediately foreseeable future.

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
Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance and financial industries. Ebix provides a variety of application software products for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek and Hemet, California; Coral Gables, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Columbus, Ohio, and Pasadena, California. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, Singapore, United Kingdom and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification. Information on the geographic dispersion of the Company’s revenues, assets, and employees is provided in Note 9 to the condensed consolidated financial statements, included Part 1 in this Form 10-Q.
Results of Operations — Three-Months Ended June 30, 2010 and 2009
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.

Ebix’s revenue streams come four product channels. Presented in the table below is the breakout of our revenues for each of those product channels the three and six months ended June 30, 2010 and 2009, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Carrier Systems	$2,155	$2,701	$4,490	$5,527
Exchanges	22,749	13,162	45,620	25,195
BPO	3,985	3,714	7,478	7,075
Broker Systems	3,318	2,844	6,222	5,292

Totals	$32,207	$22,421	$63,810	$43,089

During the three months ended June 30, 2010 our total operating revenues increased $9.8 million or 44%, to $32.2 million as compared to $22.4 million during the second quarter of 2009. This increase in revenues is a result of healthy organic growth realized in our Exchange, BPO and Broker channels, and also the due to certain strategic business acquisitions made during 2009 particularly in our Exchange channel. The Company continues to consistently and efficiently integrate its business acquisitions into existing operations, thereby rapidly leveraging product cross-selling opportunities.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $2.9 million or 64%, from $4.5 million in the second quarter of 2009 to $7.4 million in the second quarter of 2010. This increase is primarily attributable to additional personnel, facility, consulting, and professional services expenses associated with our recent acquisitions of MCN, Peak, and E-Z Data.
Product Development expenses
The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. Product development expenses increased $818 thousand or 30%, from $2.8 million during the second quarter of 2009 to $3.6 million during the second quarter of 2010. This increase due to additional employee and facility costs associated with the expansion of our intellectual property product management and technical operations in India and Singapore necessary to support the product development activities for our Exchange, Carrier, and BPO divisions.
Sales and Marketing Expenses
Sales and marketing expenses increased $627 thousand or 56%, from $1.1 million in the second quarter of 2009 to $1.7 million in the second quarter of 2010. This increase is primarily attributable to additional personnel and marketing costs associated with marketing activities in support of our all our four channels of business, namely — Exchanges, BPO, Carrier Systems, and Broker Systems.
General and Administrative Expenses
General and administrative expenses increased $1.1 million or 28% from $3.9 million in the second quarter of 2009 to $5.0 million in the second quarter of 2010. This increase is primarily attributable additional costs for travel, discretionary share-based compensation expenses, consulting, facility maintenance costs, and additional personnel related costs associated with businesses we acquired during the last twelve months.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $618 thousand or 74%, from $830 thousand in the second quarter of 2009 to $1.4 million in the second quarter of 2010. This increase is primarily associated with $339 thousand of additional amortization costs associated with the customer relationship, developed technology, and non-compete intangible assets that were acquired in connection with our recent acquisitions of Facts, Peak, and E-Z Data. We also incurred $237 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our expanding operations.

Other Non-Operating Income
Other non-operating income of $1.4 million for the three months ending June 30, 2010 consists of the gain recognized in regards to the decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Income Taxes
The income tax provision for the three months ended June 30, 2010 was $556 thousand which is $140 thousand or 34% greater than the $416 thousand recognized in the same period of 2009. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering any discrete items uniquely related to the respective interim reporting period. The effective tax rate utilized in the 2nd quarter of 2010 was 4.24% which is fairly consistent with the 4.46% for the same period in 2009. Our effective tax rate reflects the tax benefits from having significant component of our operations outside the United States in foreign jurisdictions that have tax rates lower than the U.S. statutory rates.
Results of Operations—Six-Month Periods Ended June 30, 2010 and 2009
Operating Revenue
During the six months ended June 30, 2010 our operating revenue increased $20.7 million or 48%, to $63.8 million compared to $43.1 million during the same period in 2009. This increase in revenues is a result of healthy organic growth realized in our Exchange, BPO and Broker channels, and also due to certain strategic business acquisitions made during 2009 particularly in our Exchange channel. The Company continues to consistently and efficiently integrate its business acquisitions into existing operations, thereby rapidly leveraging product cross-selling opportunities.
Cost of Services Provided
Costs of services provided, increased $5.7 million or 64% during the six months ended June 30, 2010 to $14.5 million compared to $8.8 million incurred during the same period in 2009. This increase is principally attributable to additional personnel, facility, professional services, and consulting expenses associated with our recent acquisitions of MCN, Peak, and EZ Data.
Product Development Expenses
Product development expenses increased $1.7 million or 32% during the six months ended June 30, 2010 to $6.9 million in comparison to $5.3 million of costs incurred during the same period in 2009. This increase due to additional employee and facility costs associated with the expansion of our intellectual property product management and technical operations in India and Singapore necessary to support the product development activities for our Exchange, Carrier, and BPO divisions.
Sales and Marketing Expenses
Sales and marketing expenses increased $819 thousand or 36% during the six months ended June 30, 2010 to $3.1 million as compared to $2.3 million recognized during the same period in 2009. This increase is primarily attributable to additional personnel and marketing costs associated with marketing activities in support of our all our four channels of business, namely — Exchanges, BPO, Carrier Systems, and Broker Systems.
General and Administrative Expenses
General and administrative expenses increased $3.1 million or 41% for the six months ended June 30, 2010 to $10.7 million from $7.6 million for same period in 2009. This increase is primarily due to additional personnel related costs, and additional costs associated with insurance, share-based and performance-based compensation, consulting services, communications, and travel.

Amortization and Depreciation Expenses
Amortization and depreciation expenses increased by $1.3 million or 83% during the six months ended June 30, 2010 to $2.9 million as compared to $1.6 million recorded during the same period in 2009. We recognized additional amortization expense aggregating to $790 thousand associated with the intangible assets acquired in connection with the 2009 and 2010 business acquisitions of Facts, Peak, EZ Data, and MCN. We also incurred increased depreciation expense amounting to $541 thousand related to additional capital equipment expenditures
Other Non-Operating Income
Other non-operating income of $1.8 million for the six months ending June 30, 2010 consists of a $1.5 million of cumulative gains recognized in regards to the decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company, and a $262 thousand gain realized upon the sale of a building.
Income Taxes
The income tax provision for the six months ended June 30, 2010 was $1.2 million which reflects a $559 thousand or 91% increase compared to the $612 thousand recognized during the same period of 2009. The Company’s cumulative interim period income tax provisions are based on the estimated effective income tax rates applicable the entire annual reporting, after considering discrete items unique to the interim periods being reported. The effective tax rate for the six month period thru June 30, 2010 was 4.25% which is fairly consistent with the 4.81% for the same period in 2009. Our effective tax rate reflects the tax benefits from having significant component of our operations outside the United States in foreign jurisdictions that have tax rates significantly lower than the U.S. statutory tax rates.
Dividends, Liquidity and Capital Resources
Our ability to generate significant cash flows from operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense by only modest proportions, which should not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with our revolving credit facility and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operation conditions warrant. Presently the Company intends to utilize its cash and other financing resources towards making strategic accretive acquisitions in the insurance data exchange arena.
The Company intends to try and secure the best possible returns from the use of its operating cash flows. The Company believes that its cash can generate much higher returns for its shareholders, by investing in both new accretive acquisitions and organic growth initiatives than through issuing dividends to its shareholders. While the Company does not completely rule out the possibility of issuing dividends in the future, at present it is more inclined to use its cash to generate further improvement in future earnings.
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
Our cash and cash equivalents were $20.9 million and $19.2 million at June 30, 2010 and December 31, 2009, respectively. Our cash and cash equivalents balance increased during the year primarily as a result of the cash generated from our operating activities.
Our current ratio improved to 1.13 at June 30, 2010 as compared to 0.62 at December 31, 2009 and our working capital position improved to $6.1 million from a deficit of $28.6 million that existed at the end of the 2009. The improvement in our short-term liquidity position is the result of stronger operating cash flows, the refinancing of our revolving credit facility that is now set to mature in February 2012, and better collections on outstanding trade accounts receivable. We believe that our ability to generate sustainable significant cash flows from our ongoing operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.
Operating Activities
Net cash provided by the Company’s ongoing operating activities was $16.0 million for the three month period ending June 30, 2010 and $7.8 million for the three month period ending March 31, 2010, aggregating to total net cash provided from operations of $23.8 million for the six months ended June 30, 2010. The primary components of the cash provided by operations during this interim period consisted of net income of $26.4 million, net of $2.9 million of depreciation and amortization, $(4.8) million of working capital requirements primarily associated with payments of trade payables and additional trade receivables, $(1.5) million of net non-cash gains recognized on derivative instruments, and $905 thousand of non-cash compensation.
The $15.5 million of net cash flows generated by our operating activities during the six months ended June 30, 2009 principally consisted of net income of $17.3 million, net of $1.6 million of depreciation and amortization, $(3.8) million of working capital requirements, and $0.6 million of non-cash compensation.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2010 totaled $16.6 million, of which $2.9 million was used to acquire MCN in January 2010, $2.7 million was used to acquire Trades Monitor, $1.3 million was used to acquire Connective Technologies, $3.0 million was used to fulfill the second earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), $900 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $5.7 million was used for investments in marketable securities (specifically bank certificates of deposit).
Net cash used for investing activities during the six months ended June 30, 2009 totaled $12.9 million, of which $6.5 million was used for the acquisition of Facts (effective May 1, 2009), $1.0 million was used to fulfill an earn-out payment obligation to the former shareholders of IDS (a November 2007 business acquisition), $3.1 million was used to fulfill the first earn-out payment obligations to the former shareholders of ConfirmNet (a November 2008 business acquisition), $1.2 million was used for capital expenditures and purchases of operating equipment, and $1.6 million was used for investments in marketable securities.
Financing Activities
During the six months ended June 30, 2010 net cash used in financing activities was $5.2 million. During this interim period $7.5 million of net cash inflow from our Bank of America, N.A. (“BOA”) term loan facility was offset by $7.5 million used to reduce the outstanding balance on our BOA revolving credit facility, $5.0 million was used to complete open market repurchases of our common stock, and $1.0 million was used to service existing debt and capital lease obligations.

During the six months ended June 30, 2009 the Company used $110 thousand for financing activities. This financing outflow was comprised of $507 thousand used to complete open market repurchases of our common stock and $805 thousand used to service existing long-term debt and capital lease obligations. Offsetting these uses of cash for financing related purposes was $1.4 million provided from the exercise of stock options.
Commercial Bank Financing Facility
On February 12, 2010 the Company entered a credit agreement with BOA providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on June 30, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility has a variable interest rate currently presently set at LIBOR plus 1.50%. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.
At June 30, 2010 the outstanding balance on the revolving line of credit was $15.6 million and the facility carried an interest rate of 1.85%. This balance is included in long-term liabilities section of the Condensed Consolidated Balance Sheet. At June 30, 2010 the outstanding balance on the term loan was $7.7 million and it carried an interest rate of 1.85%. During this interim period payments in the aggregate amount of $2.3 million were made against the term loan.
Convertible Debt
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. As of and for the six months ending June 30, 2010 the Company recognized $212 thousand of interest expense and the unamortized discount was $495 thousand. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of June 30, 2010. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
	(in thousands)

Revolving line of credit	$15,600	$—	$15,600	$—	$—
Convertible debt (1)	$25,000	$—	$25,000	$—	$—
Long-term debt	$7,656	$4,375	$3,281	$—	$—
Operating leases	$9,397	$3,127	$4,239	$2,004	$27
Capital leases	$768	$462	$255	$51	$—

Total	$58,421	$7,964	$48,375	$2,055	$27

(1)
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. The notes are payable in full at their maturity date in August 2011. In accordance with the terms of the notes upon a conversion election by the holder the Company must satisfy the related principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Therefore since these notes are effectively callable, the Company has classified them as a current liability in the accompanying Condensed Consolidated Balance Sheet.

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
These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. Neither during the six months ended June 30, 2010 nor the twelve months ended December 31, 2009 did the Company have any impairment of its reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the condensed notes to consolidated financial statements in this Form 10-Q.

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
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rates risk related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. The majority of the Company’s operations are based in the U.S. and, accordingly, the most transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, Brazil and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2010 and 2009 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain(loss) of ($766) thousand and $6.5 million respectively. The Company considered the historical trends in currency exchange rate and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.8 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.
During 2009 and the six months ended June 30, 2010, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of June 30, 2010, the notional value of these contracts which are scheduled to mature between December 2010 and March 2011 is $15.3 million. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Income Statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the intercompany receivables being hedged. For the six months ended June 30, 2010, we recognized a gain of $46 thousand included in “Foreign exchange gain” in the Consolidated Statements of Income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at June 30, 2010, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $2.5 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $3.7 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.

During October 2009 in connection with the acquisition of E-Z Data the Company issued a put option to E-Z Data’s two stockholders. The put option, which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, if exercised would enable them to sell the 1.49 million underlying shares of Ebix common stock, that they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the acquisition. The initial fair value of the put option was determined to be $6.6 million in October 2009. The fair value was remeasured as of June 30, 2010 and was determined to be $5.0 million. Changes in fair value of the put option are included in other non-operating income in the Consolidated Statement of Income. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variances to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $545 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the six months ended June 30, 2010.
There were no other material changes to our market risk exposure during the six months ended June 30, 2010. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 6A of our 2009 Form 10-K.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2A: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2010, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced	Average Price Paid	Purchased Under the Plans or
Period	Plans or Programs	Per Share (1)	Programs (2)

As of December 31, 2009	273,537	$6.66	$13,059,000
January 1, 2010 to March 31, 2010	69,070	$14.50	$12,057,000
April 1, 2010 to April 30, 2010	—	$—	$12,057,000
May 1, 2010 to May 31, 2010	138,100	$14.49	$10,055,000
June 1, 2010 to June 30, 2010	134,400	$14.85	$8,059,000

Total	615,107		$8,059,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(2)	Effective June 1, 2010 the Company’s Board of Directors unanimously approved an increase in the size of the Company’s authorized share repurchase plan from $5.0 million to $15.0 million.
Item 2B: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Ebix, Inc.
Date: August 9, 2010	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Robert F. Kerris
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