Form 10-Q
period 2010-09-30
EBIX INC
filed 2010-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2010, the number of shares of common stock outstanding was 34,782,667.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenue	$33,281	$23,292	$97,091	$66,381

Operating expenses:
Cost of services provided	7,418	4,465	21,908	13,298
Product development	3,294	3,000	10,228	8,258
Sales and marketing	1,685	1,298	4,759	3,553
General and administrative	6,249	3,803	16,914	11,355
Amortization and depreciation	1,553	943	4,433	2,517

Total operating expenses	20,199	13,509	58,242	38,981

Operating income	13,082	9,783	38,849	27,400
Interest income	163	56	378	147
Interest expense	(236)	(234)	(750)	(791)
Other non-operating income	3,917	—	5,678	—
Foreign currency exchange gain	523	142	859	894

Income before income taxes	17,449	9,747	45,014	27,650
Income tax expense	(768)	(313)	(1,939)	(925)

Net income	$16,681	$9,434	$43,075	$26,725

Basic earnings per common share	$0.48	$0.30	$1.24	$0.88

Diluted earnings per common share	$0.43	$0.25	$1.10	$0.72

Basic weighted average shares outstanding	34,592	31,236	34,765	30,531

Diluted weighted average shares outstanding	39,020	37,840	39,218	37,470
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$11,263	$19,227
Short-term investments	6,751	1,799
Trade accounts receivable, less allowances of $321 and $565, respectively	28,816	22,861
Other current assets	5,139	2,628

Total current assets	51,969	46,515

Property and equipment, net	7,991	7,865
Goodwill	178,459	157,245
Intangibles, net	23,402	20,505
Indefinite-lived intangibles	30,238	29,223
Other assets	1,058	814

Total assets	$293,117	$262,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,705	$11,060
Accrued payroll and related benefits	3,452	3,634
Short term debt	5,000	23,100
Convertible debt, net of discount of $241 and $706, respectively	15,259	28,681
Current portion of long term debt and capital lease obligations	392	596
Deferred revenue	7,709	7,754
Current deferred rent	192	163
Other current liabilities	129	109

Total current liabilities	47,838	75,097

Revolving line of credit	21,000	—
Long term debt and capital lease obligations, less current portion	1,494	671
Other liabilities	2,991	2,965
Deferred tax liability, net	6,014	5,147
Put option liability	1,180	6,596
Deferred revenue	113	269
Long term deferred rent	609	679

Total liabilities	81,239	91,424

Commitments and Contingencies, Note 6

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 34,628,057 issued and 34,587,548 outstanding at September 30, 2010 and 34,474,608 issued and 34,434,099 outstanding at December 31, 2009	3,456	3,443
Additional paid-in capital	151,173	158,404
Treasury stock (40,509 shares as of September 30, 2010 and December 31, 2009)	(76)	(76)
Retained earnings	51,698	8,623
Accumulated other comprehensive income	5,627	349

Total stockholders’ equity	211,878	170,743

Total liabilities and stockholders’ equity	$293,117	$262,167

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

	Common Stock						Accumulated
			Treasury		Additional		Other
	Issued		Stock	Treasury	Paid-in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Stock	Capital	Earnings	Income	Total	Income

Balance, December 31, 2009	34,474,608	$3,443	(40,509)	$(76)	$158,404	$8,623	$349	$170,743

Net income	—	—	—	—	—	43,075	—	43,075	$43,075
Cumulative translation adjustment	—	—	—	—	—	—	5,278	5,278	5,278

Comprehensive income			—	—	—	—	—	—	$48,353

Repurchase and retirement of common stock	(669,978)	(67)	—	—	(10,582)	—	—	(10,649)
Vesting of restricted stock	207,504	19	—	—	(19)	—	—	—
Settlement on conversion of convertible debt	535,019	53	—	—	1,771	—	—	1,824
Exercise of stock options	80,904	8	—	—	223	—	—	231
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,376	—	—	1,376

Balance, September 30, 2010	34,628,057	$3,456	(40,509)	$(76)	$151,173	$51,698	$5,627	$211,878

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months Ended September 30
	2010	2009
Cash flows from operating activities:
Net income	$43,075	$26,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,433	2,517
Stock option compensation	326	148
Restricted stock compensation	1,050	833
Provision for doubtful accounts	341	90
Debt discount amortization on convertible debt	303	—
Unrealized foreign exchange gain on forward contracts	(1,270)	(141)
Unrealized foreign exchange gain	(277)	—
Gain on put option	(5,416)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,020)	(4,644)
Other assets	(1,219)	(622)
Accounts payable and accrued expenses	(1,140)	(214)
Accrued payroll and related benefits	(369)	(591)
Deferred revenue	(859)	(29)
Deferred rent	(70)	—
Deferred taxes	(89)	(2,197)
Other current liabilities	41	252

Net cash provided by operating activities	33,840	22,127

Cash flows from investing activities:
Acquisition of MCN, net of cash acquired	(2,931)	—
Acquisition of Trades Monitor, net of cash acquired	(2,749)	—
Acquisition of Connective Technologies, net of cash acquired	(1,337)	—
Acquisition of E-Trek, net of cash acquired	(1,011)	—
Acquisition of USIX, net of cash acquired	(6,844)	—
Investment in ConfirmNet	(2,975)	(3,279)
Investment in IDS	—	(1,000)
Investment in Acclamation	—	(85)
Acquisition of Facts, net of cash acquired	—	(6,215)
Investment in Facts	(11)	—
Investment in Periculum	(4)	(200)
Advance deposit on acquisition of Peak	—	(3,800)
Advance deposit on acquisitions of E-Z Data	—	(8,080)
(Purchases)maturities of marketable securities, net	(4,952)	167
Capital expenditures	(1,325)	(1,941)

Net cash used in investing activities	(24,139)	(24,433)

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	(2,100)	(1,095)
Proceeds from term loan	10,000	—
Principal payments of term loan obligation	(3,751)	—
Repurchases of common stock	(10,649)	(505)
Proceeds from the exercise of stock options	231	1,457
Proceeds from the issuance of convertible debt, including equity component	—	25,000
Payments of capital lease obligations	(683)	(99)
Principal payments of debt obligations	—	(773)
Settlement on conversion of convertible debt	(12,021)	—

Net cash provided by/(used in) financing activities	(18,973)	23,985

Effect of foreign exchange rates on cash	1,308	(297)

Net change in cash and cash equivalents	(7,964)	21,382
Cash and cash equivalents at the beginning of the period	19,227	9,475

Cash and cash equivalents at the end of the period	$11,263	$30,857

Supplemental disclosures of cash flow information:
Interest paid	$410	$910
Income taxes paid	$1,589	$3,706
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:
During the nine months ended September 30, 2010 Whitebox VSC, Ltd., converted the remaining $4.4 million of outstanding principal and accrued interest on their July 11, 2008 Convertible Promissory Note into 476,662 shares of Ebix common stock.
During the three months ended September 30, 2010 the Company settled a portion of the conversion spread (that being the excess of the conversion value over the related original principal component) of certain conversion elections made by Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited as regarding their August 26, 2009 Convertible Promissory Notes, into 58,357 shares of Ebix common stock.
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a variety of on-demand software products and e-commerce services for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in insurance and financial services. The Company has its headquarters in Atlanta, Georgia and also operates in several foreign countries including Australia, Brazil, New Zealand, Singapore, UK, China, Japan, Canada, and India. International revenue accounted for 27.5% and 26.3% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Carrier Systems	$2,228	$2,587	$6,718	$8,112
Exchanges	23,505	14,151	69,125	39,346
BPO	4,096	3,617	11,574	10,692
Broker Systems	3,452	2,937	9,674	8,231

Totals	$33,281	$23,292	$97,091	$66,381

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with such guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Accounts receivable are stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. Bad debt expense incurred during three and nine month periods ended September 30, 2010 was $140 thousand and $342 thousand respectively and nil and $90 thousand, respectively, for the three and nine month periods ended September 30, 2009. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized, rather we are required and do to test goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment tests as of September 30th each year. Our impairment testing at September 30, 2009 indicated that there was no impairment of our reporting unit goodwill and indefinite-lived intangible asset balances. The impairment testing as of September 30, 2010 will be completed during the fourth quarter.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

(In thousands)
Beginning Balance (December 31, 2009)	$157,245
Additions	18,284
Foreign currency translation adjustments	2,930

Ending Balance (September 30, 2010)	$178,459

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

Life
Category	(yrs)
Customer relationships	4–20
Developed technology	3–7
Trademarks	5–10
Non-compete agreements	5

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$24,038	$19,773
Developed technology	9,311	7,935
Trademarks	218	218
Non-compete agreements	418	418
Backlog	140	140

Total intangibles	34,125	28,484
Accumulated amortization	(10,723)	(7,979)

Finite-lived intangibles, net	$23,402	$20,505

Indefinite-lived intangibles:
Customer/territorial relationships	$30,238	$29,223
Amortization expense recognized in connection with acquired intangible assets was $2.7 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.
Income Taxes—Deferred income taxes are recorded to reflect the estimated future tax effects of differences between the financial statement and tax basis of assets, liabilities, operating losses, and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
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

To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	For the Three months		For the Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income	$16,681	$9,434	$43,075	$26,725

Convertible debt interest (excludes imputed interest)	—	116	10	414

Net income for diluted earnings per share purposes	$16,681	$9,550	$43,085	$27,139

Diluted shares outstanding	39,020	37,840	39,218	37,470

Diluted earnings per common share	$0.43	$0.25	$1.10	$0.72

Diluted shares outstanding were determined as follows for the three and nine months ending September 30, 2010 and 2009, respectively:

	For the Three months		For the Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Basic Weighted Average Shares Outstanding	34,592	31,236	34,765	30,531
Incremental Shares	4,428	6,604	4,453	6,939

Diluted Shares Outstanding	39,020	37,840	39,218	37,470

Note 3: Business Combinations
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. During the nine months ended September 30, 2010, Ebix completed several relatively small business acquisitions which are detailed further in the following paragraphs.
During the Company’s third quarter ending September 30, 2010, Ebix: (a) acquired all of the stock of Brazilian-based USIX Technology, S.A. (“USIX”), a provider of broker systems and related services for insurance carriers across Latin America; and, (b) acquired all of the stock of Singapore based E-Trek Solutions PTE Ltd, (“E-Trek”) a provider of underwriting and claims processing services for the insurance industry in Singapore.
During the Company’s second quarter ending June 30, 2010, Ebix: (a) acquired all of the assets of Houston, Texas based Connective Technologies, Inc. (“Connective Technologies”) a premier provider of on-demand software solutions for property and casualty insurance carriers in the United States; and, (b) acquired all of the stock of Australian based Trades Monitor a provider of insurance related software services for the Australian insurance industry.
During the Company’s first quarter ending March 31, 2010, Ebix acquired all of the stock of Brazilian based MCN Technology & Consulting (“MCN”) a provider of software development and consulting services for insurance companies, insurance brokers, and financial institutions in Brazil.
The aggregate net cash consideration paid by Ebix for all of these acquisitions was $14.9 million and the former shareholders or owners of the acquired companies retain the right to earn up to an additional $12.7 million if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to their respective effective dates of the acquisition. The results of operations for each of the business combinations described in the preceding paragraphs have been included in the Company’s condensed consolidated financial statements as of and since each of their respective effective dates of the acquisition.

The valuation of the tangible and intangible assets acquired in Trades Monitor, E-Trek, and USIX business combinations and the corresponding purchase price allocations are tentative and not yet fully complete. The Company is in the process of further analyzing the components of the assets acquired and assessing the fair value of future contingent consideration obligations. We will have this process completed by December 31, 2010.
Pro forma results of operations have not been presented for these acquisitions because the effects of these business combinations, both individually and in the aggregate were not material to the Company’s consolidated results of operations.
Note 4: Debt with Commercial Bank
On February 12, 2010 the Company entered a credit agreement with Bank of America N.A. (“BOA”) providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to partially satisfy working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.
At September 30, 2010 the outstanding balance on the revolving line of credit was $21.0 million and the facility carried an interest rate of 1.78%. These balances are included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three month period ending September 30, 2010 the average and maximum outstanding balance on the revolving line of credit was $16.0 million and $25.0 million respectively. During the nine month period ending September 30, 2010 the average and maximum outstanding balance on the revolving line of credit was $16.5 million and $25.0 million respectively.
At September 30, 2010 the outstanding balance on the term loan was $6.25 million and it also carried an interest rate of 1.78%. During the nine months ended September 30, 2010 payments in the aggregate amount of $3.75 million were made against the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.
Note 5: Convertible Debt
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount was potentially convertible into 1,187,499 shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount was potentially convertible into 62,499 shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount was potentially convertible into 300,000 shares of common stock at a conversion price of $16.66 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 25, 2011. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. During the three months ended September 30, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to convert $9.5 million of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $9.5 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread and issuing 58,357 shares of Ebix common stock for the remainder of the conversion spread.

In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraph, the Company applied the FASB’s accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance further requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance resulted in the Company recording $24.15 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At September 30, 2010, the carrying value of the Convertible Notes was $15.3 million and the unamortized debt discount was $241 thousand. We recognized non-cash interest expense of $92 thousand and $303 thousand during the three and nine months ended September 30, 2010, respectively, related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. At September 30, 2010 the aggregate as-if converted value of these notes exceeded their outstanding principal amounts by $6.9 million. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method in periods in which the conversion prices are less than the average price of our common stock.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010, Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
As of September 30, 2010 the total remaining amount of convertible debt was $15.5 million which consists of $10.5 million with Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited, and $5.0 million with the Rennes Foundation.
Note 6: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2010 and 2009. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2010 and 2009 was $2.98 million and $1.86 million, respectively. Sublease income was $108 thousand and $105 thousand, respectively for the nine months ended September 30, 2010 and 2009.
Contingencies—The Company is not involved in any significant legal action or claim that, in the opinion of management, could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2010, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $81 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2010, is $1.4 million.

Note 7: Income Taxes
Effective Tax Rate— The Company’s lower effective tax rate for 2010 reflects the tax benefits from having a higher mix of significant components of our operations outside the United States in foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the related annual period, after separately considering any discrete items unique to the respective interim period being reported. The Company’s effective income tax rate for the nine months ended September 30, 2010 rate was 4.25% as compared to 5.45% for the same period in 2009.
At September 30, 2010, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $28.5 million which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire during each of the years 2018 through 2027. A valuation allowance in the amount of $3.4 million remains against some of the Company’s legacy NOL carryforwards due to uncertainties related to the potential adverse impact to our health benefits exchange operating segment associated with recently passed health care legislation. A valuation allowance in the amount of $7.5 million remains against NOL’s that were acquired as a result of business combinations due to uncertainties as to their realization principally associated with limitations on their usage posed by Section 382 of the U.S. internal revenue code.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of September 30, 2010 the Company’s Condensed Consolidated Balance Sheet includes a liability of $2.98 million for unrecognized tax benefits. During the nine months ending September 30, 2010 there was a net increase of $26 thousand to this liability and a corresponding increase to income tax expense for the same amount. A reconciliation of the beginning and ending amount of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2009	$2,954
Additions for tax positions related to current year	$262
Additions for tax positions of prior years	$696
Reductions for tax position of prior years	$(931)

Balance at December 31, 2009	$2,981

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of September 30, 2010 approximately $602 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.
Note 8: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of September 30, 2010 the Company has in place twenty-four annual foreign currency hedge contracts maturing between March 2011 and September 2011 with a notional value totaling $23.3 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was $1.3 million and $141 thousand for nine months ended September 30, 2010 and 2009, respectively. These gains are in addition to the consolidated foreign exchange gains (losses) equivalent to ($401) thousand and $753 thousand recorded during the nine months ended September 30, 2010 and 2009, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. As of September 30, 2010 the aggregate fair value of these derivative instruments, which are included in other current assets, in the Condensed Consolidated Balance Sheets was $1.3 million. The Company has classified its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the each of E-Z Data’s two stockholders. The put option is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 1.49 million shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At September 30, 2010 the fair value of the put option was remeasured and was determined to have decreased $5.4 million during the nine month period then ended and which amount is included in other non-operating income in the Condensed Consolidated Statement of Income for the period then ended. As of September 30, 2010, the aggregate fair value of this derivative instrument, which is included as a long-term liability in the Condensed Consolidated Balance sheets, was $1.2 million. The Company has classified the put option, for which the fair value is remeasured on a recurring basis at each reporting date as a level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
Note 9: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands except headcount):
Nine months ended September 30, 2010

	The
	Americas	Australia	New Zealand	India	Singapore	Total
Revenue	$73,161	$19,932	$1,048	$—	$2,950	$97,091
Fixed assets	$3,982	$808	$43	$2,946	$212	$7,991
Goodwill and intangible assets	$164,303	$3,832	$—	$—	$63,964	$232,099
Nine months ended September 30, 2009

	The
	Americas	Australia	New Zealand	India	Singapore	Total
Revenue	$48,925	$15,262	$851	$—	$1,343	$66,381
Fixed assets	$2,500	$910	$41	$1,646	$45	$5,142
Goodwill and intangible assets	$75,006	$56,345	$—	$—	$—	$131,351

Note 10: Subsequent Events thru November 9, 2010
Conversions of Portions of Outstanding Debt
Subsequent to the end of our third quarter ending September 30, 2010 and thru November 8, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to convert the remaining $10.5 million of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $10.5 million in cash with respect to the principal component and issuing 225,000 shares of Ebix common stock for the conversion spread.
At November 9, 2010 the total remaining amount of convertible debt is $5.0 million with the Rennes Foundation.

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
The important risk factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:
•
Regarding Notes 4 and 5 of the Condensed Notes to the Condensed Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” as pertaining to our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
With respect to Note 6 of the Condensed Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding changes in the market value of our assets or the ultimate actual cost of our commitments and contingencies;

•
With respect Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets; and,

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three and nine month revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.

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
Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance and financial industries. Ebix provides a variety of application software products for the insurance and financial industries ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance and financial service industries have undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance and financial services in a competitive environment. The insurance markets have particularly experienced a steady increase in the desire to reduce paper based processes and improve efficiency both at the back-end side and consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of insurance and financial service organizations. Over 70% of our operating revenues are of a recurring nature. We continue to expand both organically and through business acquisitions.
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

Results of Operations — Three-Months Ended September 30, 2010 and 2009
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and nine months ended September 30, 2010 and 2009, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Carrier Systems	$2,228	$2,587	$6,718	$8,112
Exchanges	23,505	14,151	69,125	39,346
BPO	4,096	3,617	11,574	10,692
Broker Systems	3,452	2,937	9,674	8,231

Totals	$33,281	$23,292	$97,091	$66,381

During the three months ended September 30, 2010 our total operating revenues increased $10.0 million or 43%, to $33.3 million as compared to $23.3 million during the third quarter of 2009. This revenue increase is a result of organic growth achieved in our Exchange, BPO and Broker Systems channels, and also because of certain strategic business acquisitions made during the fourth quarter of 2009 particularly in our Exchange channel. The Company continues to efficiently integrate its business acquisitions across all existing operations, thereby rapidly leveraging product cross-selling opportunities.
Cost of Services Provided
Costs of services provided, which includes costs associated with support, call center, consulting, implementation and training services, increased $3.0 million or 66%, from $4.5 million in the third quarter of 2009 to $7.4 million in the third quarter of 2010. This increase is primarily due the additional personnel, facility, and professional services expenses attributable to business acquisitions made since September 2009, and increased personnel and data processing costs associated with our organic and acquisitive revenue growth.
Product Development expenses
The Company’s product development efforts are focused on the development of new operating technologies for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial services industries. Product development expenses increased $294 thousand or 10%, from $3.0 million during the third quarter of 2009 to $3.3 million during the third quarter of 2010. This increase is attributable to increased development activities in support of our Exchange, Carrier and BPO divisions and the expansion of our intellectual property product management and technical operations in Singapore and India.
Sales and Marketing Expenses
Sales and marketing expenses increased $387 thousand or 30%, from $1.3 million in the third quarter of 2009 to $1.7 million in the third quarter of 2010. This increase is primarily attributable to additional personnel, facility, and marketing costs associated with increased marketing activities in support of all four channels of our business, namely the — Exchanges, BPO, Carrier Systems and Broker Systems channels.

General and Administrative Expenses
General and administrative expenses increased $2.4 million or 64% from $3.8 million in the third quarter of 2009 to $6.2 million in the third quarter of 2010. This increase is primarily attributable to greater costs incurred for health and business insurance, travel, discretionary share-based and bonus compensation, audit services, legal services, and consulting services, in addition to increased personnel and facility related costs associated with businesses we acquired during the past twelve months.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $610 thousand or 65%, from $943 thousand in the third quarter of 2009 to $1.6 million in the third quarter of 2010. This increase is due to $354 thousand of additional amortization costs primarily associated with the customer relationship, developed technology, and non-compete intangible assets that were recognized in connection with our 2009 business acquisitions of Facts, Peak, and E-Z Data. We also incurred $236 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our expanding operations.
Other Non-Operating Income
Other non-operating income of $3.9 million for the three months ending September 30, 2010 consists of the gain recognized in regards to the decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Income Taxes
The income tax provision for the three months ended September 30, 2010 was $768 thousand which is $455 thousand or 45% greater than the $313 thousand recognized in the same period of 2009. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering any discrete items uniquely related to the respective interim reporting period. The effective tax rate utilized in the 3rd quarter of 2010 was 4.25% which is lower than the 5.45% for the same period in 2009 due to the tax benefits of having a greater mix of significant components of our operations outside the United States in foreign jurisdictions that have tax rates lower than the U.S. statutory rates.
Results of Operations — Nine-Month Periods Ended September 30, 2010 and 2009
Operating Revenue
During the nine months ended September 30, 2010 our total operating revenues increased $30.7 million or 46%, to $97.1 million as compared to $66.4 million during the same period in 2009. This increase in revenues is a result of organic growth achieved in our Exchange, BPO and Broker System channels, and also because of certain strategic business acquisitions made during 2009 particularly in our Exchange channel. The Company continues to consistently and efficiently integrate its business acquisitions into existing operations including effectively leveraging product cross-selling opportunities.
Cost of Services Provided
Costs of services provided, increased $8.6 million or 65% during the nine months ended September 30, 2010 to $21.9 million as compared to $13.3 million incurred during the same period in 2009. This increase is essentially due to the additional personnel, facility expenses, and professional services expenses attributable to business acquisitions made since September 2009, and increased personnel and data processing costs associated with our organic revenue growth.
Product Development Expenses
Product development expenses increased $2.0 million or 24% during the nine months ended September 30, 2010 to $10.2 million as compared to $8.3 million of costs incurred during the same period in 2009. This increase is attributable to increased development activities in support of our Exchange, Carrier Systems and BPO divisions and the expansion of our intellectual property product management and technical operations in Singapore and India.

Sales and Marketing Expenses
Sales and marketing expenses increased $1.2 million or 34% during the nine months ended September 30, 2010 to $4.8 million as compared to $3.6 million recognized during the same period in 2009. This increase is primarily attributable to additional personnel, facility, and marketing costs associated with increased marketing activities in support of all four channels of our business, namely the — Exchanges, BPO, Carrier Systems and Broker Systems channels.
General and Administrative Expenses
General and administrative expenses increased $5.6 million or 49% for the nine months ended September 30, 2010 to $17.0 million from $11.4 million for same period in 2009. This increase is primarily attributable greater costs incurred for health and business insurance, facility rent, travel, discretionary share-based and bonus compensation, audit services, legal services, and consulting services, in addition to increased personnel related costs associated with businesses we acquired during 2009 and 2010.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased by $1.9 million or 76% during the nine months ended September 30, 2010 to $4.4 million as compared to $2.5 million recorded during the same period in 2009. This increase is primarily due to $1.1 million of additional amortization expense incurred in connection with customer relationship, developed technology, and non-compete intangible assets that were recognized in connection with our 2009 business acquisitions of Facts, Peak, and E-Z Data. We also incurred increased depreciation expense amounting to $777 thousand related to additional capital equipment expenditures in support of our growing business.
Other Non-Operating Income
Other non-operating income of $5.7 million for the nine months ending September 30, 2010 consists of a $5.4 million of cumulative gains recognized in regards to the decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company, and a $262 thousand gain realized upon the sale of a building.
Income Taxes
The income tax provision for the nine months ended September 30, 2010 was $1.9 million which is $1.0 million or 110% greater than the $925 thousand recognized during the same period of 2009. The Company’s cumulative interim period income tax provisions are based on the estimated effective income tax rates applicable to the entire respective annual reporting period, after considering discrete items unique to the interim periods being reported. The effective tax rate for the nine month period thru September 30, 2010 was 4.31% which is lower than the 5.47% for the same period in 2009 due to the tax benefits of having a greater mix of significant components of our operations outside the United States in foreign jurisdictions that have tax rates lower than the U.S. statutory rates.
Dividends, Liquidity and Capital Resources
Our ability to generate significant cash flows from our ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense by modest proportions, which should not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operation conditions warrant. Presently the Company intends to utilize its cash and other financing resources towards retiring existing outstanding debt obligations and for making strategic accretive acquisitions in the insurance data exchange arena.

The Company intends to secure the best possible returns from the use of its operating cash flows. Towards this end the Company believes that its available cash resources can generate much higher returns for its shareholders, by both reducing outstanding debt, and by investing in accretive acquisitions and organic growth initiatives, rather than by issuing dividends. While the Company does not completely rule out the possibility of issuing dividends in the future, at present it is more inclined to use its cash to generate further improvement in future earnings.
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
We continue to strategically evaluate our ability to sell additional equity or debt securities, to expand existing or obtain new credit facilities from lenders, and to restructure our debt in order to strengthen our financial position. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, the retirement of debt, or repurchases of our common stock.
Our cash and cash equivalents were $11.3 million and $19.2 million at September 30, 2010 and December 31, 2009, respectively. Our cash and cash equivalents balance decreased during the year, despite healthy operating cash flows, primarily as a result of the retirement of outstanding indebtedness, repurchases of our common stock, and the acquisition of USIX in September 2010.
Our current ratio improved to 1.09 at September 30, 2010 as compared to 0.62 at December 31, 2009 and our working capital position improved to $4.1 million from a deficit of $28.6 million that existed at the end of the 2009. The improvement in our short-term liquidity position is primarily the result of stronger operating cash flows, retirement of convertible debt obligations, and the refinancing of our revolving credit facility. We believe that our ability to generate sustainable significant cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.
Operating Activities
During the nine months ended September 30, 2010 the Company generated $33.8 million of net cash flow from our ongoing operating activities. The primary components of the cash provided by operations during this nine-month interim period consisted of net income of $43.1 million, net of $(7.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $4.4 million of depreciation and amortization, $(8.4) million of working capital requirements primarily associated with payments of trade payables and increased outstanding trade receivables, and $1.4 million of non-cash compensation.
The $22.1 million of net cash flows generated by our operating activities during the nine months ended September 30, 2009 primarily consisted of net income of $26.7 million net of $2.5 million of depreciation and amortization, $(8.0) million of working capital requirements, and $1.0 million of non-cash compensation.

Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2010 totaled $24.1 million, of which $2.9 million was used to acquire MCN in January 2010, $2.7 million was used to acquire Trades Monitor in April 2010, $1.3 million was used to acquire Connective Technologies in May 2010, $1.1 million was used to acquire E-Trek in July 2010, $6.9 million was used to acquire USIX in September 2010, $3.0 million was used to fulfill the second earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), $1.3 million was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $5.0 million was used for investments in marketable securities (specifically bank certificates of deposit).
Net cash used for investing activities during the nine months ended September 30, 2009 totaled $24.4 million, of which $6.2 million was used for the May 2009 acquisition of Facts, $1.0 million was used to fulfill earn-out payment obligations to the former shareholders of IDS (a November 2007 business acquisition), $3.3 million was used to fulfill the first earn-out payment obligations to the former shareholders of ConfirmNet, and $1.9 million was used capital expenditures pertaining to the enhancement of our technology platforms. Also in September 2009 the Company made advance payment deposits totaling $11.9 million with respect to the then pending business acquisitions of E-Z Data and Peak which were later closed and effective in October 2009. Partially offsetting these uses of cash for investment purposes was $167 thousand of net proceeds from investments in marketable securities.
Financing Activities
During the nine months ended September 30, 2010 net cash used in financing activities was $19.0 million. During this interim period $6.3 million of proceeds, net of principal repayments, were received from our term loan facility with Bank of America, N.A. (“BOA”), and $231 thousand was provided from the exercise of stock options. Offsetting these financing cash inflows was $12.0 million used to settle convertible debt elections, $10.7 million was used to complete open market repurchases of our common stock, $2.1 million was used to reduce the outstanding balance on our revolving credit facility with BOA, and $683 thousand was used to service existing capital lease obligations.
During the nine months ended September 30, 2009 the net cash provided by financing activities was $24.0 million. This financing cash inflow was comprised of $25.0 million from the proceeds of the two convertible debt issuances dated August 2009 and $1.5 million from the exercise of stock options. Partially offsetting those financing cash inflows was $1.1 million of payments against our than existing revolving line of credit facility with BOA line of credit (net of proceeds), $871 thousand used to service existing long-term debt and capital lease obligations, and $507 thousand was used to complete open market repurchases of our common stock.
Commercial Bank Financing Facility
On February 12, 2010 the Company entered a credit agreement with BOA providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility has a variable interest rate currently at LIBOR plus 1.50%. The revolving credit facility is used by the Company to partially satisfy working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.
At September 30, 2010 the outstanding balance on the revolving line of credit was $21.0 million and the facility carried an interest rate of 1.78%. These balances are included in long-term liabilities section of the Condensed Consolidated Balance Sheet. During the three month period ending September 30, 2010 the average and maximum outstanding balance on the revolving line of credit was $16.0 million and $25.0 million respectively. During the nine month period ending September 30, 2010 the average and maximum outstanding balance on the revolving line of credit was $16.5 million and $25.0 million respectively.
At September 30, 2010 the outstanding balance on the term loan was $6.25 million and it also carried an interest rate of 1.78%. During the nine months ending September 30, 2010 payments in the aggregate amount of $3.75 million were made against the term loan.

Convertible Debt
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. As of and for the nine months ending September 30, 2010 the Company recognized $303 thousand of interest expense and the unamortized discount was $241 thousand. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. During the three months ended September 30, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to convert $9.5 million of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $9.5 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread and issuing 58,357 shares of Ebix common stock for the remainder of the conversion spread. Furthermore, subsequent to the end of our third quarter ending September 30, 2010 and thru November 8, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to convert the remaining $10.5 million of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $10.5 million in cash with respect to the principal component and issuing 225,000 shares of Ebix common stock for the conversion spread.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010 Whitebox fully converted the remaining principal on the $15 million Note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
The total remaining amount of convertible debt was $15.5 million and $5.0 million as of September 30, 2010 November 9, 2010, respectively, which as of November 9, 2010 consists of the $5.0 million with the Rennes Foundation
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of September 30, 2010. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
			(in thousands)

Revolving line of credit	$21,000	$—	$21,000	$—	$—
Convertible debt (1)	$15,500	$15,500	$—	$—	$—
Long-term debt	$6,250	$5,000	$1,250	$—	$—
Operating leases	$8,817	$2,970	$4,078	$1,763	$6
Capital leases	$636	$392	$210	$34	$—

Total	$52,203	$23,862	$26,538	$1,797	$6

(1)
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. The notes are payable in full at their maturity date in August 2011. In accordance with the terms of the notes upon a conversion election by the holder the Company must satisfy the related principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Therefore since these notes are effectively callable, the Company has classified them as a current liability in the accompanying Condensed Consolidated Balance Sheet. The total remaining amount of convertible debt was $5.0 million as of November 9, 2010, consisting of $5.0 million with the Rennes Foundation.

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
These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. Neither during the nine months ended September 30, 2010 nor the twelve months ended December 31, 2009 did the Company have any impairment of its reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the condensed notes to consolidated financial statements in this Form 10-Q.
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
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. The majority of the Company’s operations are based in the U.S. and, accordingly, the most transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, New Zealand, Singapore, Brazil and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2010 and 2009 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains of $5.3 million and $10.6 million respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.7 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.

During 2009 and the nine months ended September 30, 2010, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of September 30, 2010, the notional value of these contracts which are scheduled to mature between March 2011 and September 2011 is $23.3 million. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Income Statement as part of reported foreign currency exchange gains or losses. We use these instruments as economic hedges intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives primarily offset gains and losses on the intercompany receivables being hedged. For the nine months ended September 30, 2010, we recognized a gain of $1.3 million included in “Foreign exchange gain” in the Condensed and Consolidated Statements of Income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at September 30, 2010, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $4.7 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $7.0 million. We regularly review hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
During October 2009 in connection with the acquisition of E-Z Data the Company issued a put option to E-Z Data’s two stockholders. The put option, which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, if exercised would enable them to sell the 1.49 million underlying shares of Ebix common stock, that they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the acquisition. The initial fair value of the put option was determined to be $6.6 million in October 2009. The fair value was remeasured as of September 30, 2010 and was determined to be $1.2 million. Changes in fair value of the put option are included in other non-operating income in the Condensed and Consolidated Statements of Income. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $332 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the nine months ended September 30, 2010.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2010. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 6A of our 2009 Form 10-K.

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Item 1A: RISK FACTORS
Apart from the risk factors listed below which relate to our pending acquisition of A.D.A.M, Inc., we believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Readers of this interim report on Form 10-Q should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, and/or operating results.
On October 14, 2010, we filed a Form S-4 in connection with our proposed acquisition of A.D.A.M., Inc. The Form S-4 contained the following risk factors related to this transaction.
Because the market price of Ebix common stock will fluctuate, ADAM shareholders cannot be sure of the market value of the Ebix common stock that they will receive.
When we complete the merger, each share of ADAM common stock will be converted into the right to receive 0.3122 shares of Ebix common stock, unless an adjustment event occurs. The exchange ratio will not be adjusted for changes in the market price of either Ebix common stock or ADAM common stock. Accordingly, the market value of the shares of Ebix common stock that ADAM shareholders will be entitled to receive when the parties complete the merger will depend on the market value of shares of Ebix common stock at the time that the parties complete the merger and could vary significantly from the market value on the date of this Proxy Statement/Prospectus or the date of the ADAM special meeting. The market value of Ebix common stock may continue to fluctuate after the completion of the merger. For example, during 2010, the sales price of Ebix common stock ranged from a low of $13.91 to a high of $26.28, all as reported on the NASDAQ Stock Market.
These variations could result from changes in the business, operations, or prospects of Ebix or ADAM prior to or following the merger, market assessments as to whether and when the merger will be consummated, regulatory considerations, general market and economic conditions, and other factors both within and beyond the control of Ebix or ADAM.

The exchange ratio is subject to change, and the exact exchange ratio is not determinable at this time.
The exchange ratio is subject to adjustment if ADAM fails to pay in full at or prior to the closing out of its cash on hand any of the following items:
•	its bank debt;

•	any expenses of its financial advisor in excess of $650,000; or

•	ADAM’s legal expenses related to the preparation of this Proxy Statement/Prospectus.
If there is an adjustment to the exchange ratio, then the shares of Ebix common stock to be received upon the exchange of one share of ADAM common stock shall equal a ratio the numerator of which is $65,350,000 minus (a) $5,071,000 for ADAM options, minus (b) $947,000 for ADAM’s outstanding warrant (proportionately reduced for any option or warrant exercises, forfeitures or cancellations), minus (c) the amounts in the bullet list above to the extent not paid by ADAM at or prior to the closing, divided by $19.06, which was the agreed upon value of Ebix common stock for purposes of the merger agreement, and the denominator of which is the number of issued and outstanding shares of ADAM common stock to be converted.
As a result, the exact number of shares to be delivered in the merger is not determinable at this time, since the exchange ratio used to calculate the number of shares of Ebix common stock that will be issued may vary based on the items listed above. The exchange ratio will be determined immediately prior to the closing, which may or may not occur on the same day as the special meeting.
The opinion obtained by ADAM from its financial advisor does not and will not reflect subsequent changes.
Needham & Company, the financial advisor to ADAM, has delivered a “fairness opinion” to the board of directors of ADAM. The opinion of Needham & Company is directed to the board of directors of ADAM and is not a recommendation to any shareholder on how to vote on the merger agreement or any other matter. The opinion, which was originally issued on August 29, 2010, states that, as of August 29, 2010 and based upon and subject to the assumptions and other matters set forth in the opinion, the consideration to be received by the holders of ADAM common stock pursuant to the merger agreement was fair to those holders from a financial point of view. The opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of Ebix or ADAM, changes in general market and economic conditions, changes in the market price of Ebix common stock, any adjustment to the merger consideration under the merger agreement, or regulatory or other factors. Any such changes, or changes in other factors on which the opinion was based, may alter the relative value of Ebix and ADAM.
The merger may fail to qualify as a reorganization for federal income tax purposes, resulting in your recognition of taxable gain or loss in respect of all of your ADAM common stock.
Ebix and ADAM intend for the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (the “Code”). The Internal Revenue Service (the “IRS”) will not provide a ruling on the matter. If the merger fails to qualify as a reorganization, you generally would recognize gain or loss on each share of ADAM common stock surrendered in an amount equal to the difference between your adjusted tax basis in that share and the fair market value of the Ebix common stock received in exchange for that share upon completion of the merger.
Uncertainty about the merger and diversion of management could harm Ebix and ADAM, whether or not the merger is completed.
In response to the announcement of the merger, existing or prospective customers of Ebix or ADAM may delay or defer their purchasing or other decisions concerning Ebix or ADAM, or they may seek to change their existing business relationship. In addition, as a result of the announcement of the merger, current and prospective employees could experience uncertainty about their future with Ebix or ADAM, and either organization could lose key employees as a result. In addition to retention, these uncertainties may also impair each company’s ability to recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the merger could adversely affect Ebix’s and ADAM’s stock prices and their future business and financial results.
Completion of the merger is conditioned upon, among other things, the receipt of HSR approval, from the SEC as to the effectiveness of the related S-4 Registration Statement and approval of ADAM’s shareholders. There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent Ebix and ADAM from realizing the anticipated benefits of the merger. Each company will also remain liable for significant transaction costs, including legal, accounting, and financial advisory fees. In addition, the market price of each company’s common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of Ebix’s and ADAM’s common stock.
Any delay in completion of the merger may significantly reduce the benefits expected to be obtained from the merger.
In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond the control of Ebix and ADAM that may prevent, delay, or otherwise materially adversely affect completion of the merger. Ebix and ADAM cannot predict with certainty whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that Ebix and ADAM expect to achieve if they successfully complete the merger within the expected timeframe and integrate their respective businesses. In addition, either party can terminate the merger agreement if the merger has not been effected by March 31, 2011.
The anticipated benefits of the merger, including anticipated costs savings, may not be realized fully or at all or may take longer to realize than expected.
The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Ebix and ADAM. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of Ebix and ADAM. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected. The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Due to legal restrictions, Ebix and ADAM are able to conduct only limited planning regarding the integration of the two companies prior to completion of the merger. Ebix will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect Ebix’s business, financial results, financial condition, and stock price following the merger. Even if Ebix were able to integrate ADAM’s business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation, and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.
Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations, or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If Ebix and ADAM were to agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the merger may be impaired.
The combined company will incur significant transaction and merger-related costs in connection with the merger.
Ebix and ADAM expect to incur significant costs associated with completing the merger and combining the operations of the two companies. The exact magnitude of these costs is not yet known. In addition, there may be unanticipated costs associated with the integration. Although Ebix and ADAM expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction and merger-related costs over time, these benefits may not be achieved in the near term, or at all.

The ability to complete the merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on Ebix or ADAM or could cause either party to abandon the merger.
Before the merger may be completed, various approvals or consents must be obtained from certain governmental authorities, primarily from the Department of Justice under the Hart-Scott-Rodino Act and corresponding state agencies relating to anti-trust concerns. In deciding whether to grant HSR approval, the relevant governmental entity will consider the effect of the merger on competition. The terms and conditions of the approval that is granted, if accepted, may impose requirements, limitations, or costs or place restrictions on the conduct of Ebix’s business following the merger. Although Ebix and ADAM do not currently expect that any such conditions or changes would be imposed, neither Ebix nor ADAM can provide any assurance that they will obtain the necessary approval or that any other conditions, terms, obligations, or restrictions sought to be imposed, and if accepted, would not have a material adverse effect on Ebix following the merger. In addition, we can provide no assurance that these conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger.
Because ADAM’s directors and executive officers have interests in seeing the merger completed that are different than those of ADAM’s other shareholders, these persons may have conflicts of interest in recommending that ADAM shareholders vote to adopt and approve the merger agreement.
ADAM’s directors and executive officers have interests in the merger that are different from, or are in addition to, the interests of ADAM shareholders generally. This difference of interests stems from the equity-linked securities held by such persons; the change of control severance arrangements covering ADAM’s executive officers under which such officers are entitled to severance payments and other benefits if their employment is terminated following the merger; Ebix’s obligation under the merger agreement to indemnify ADAM’s directors and officers following the merger.
ADAM shareholders percentage of ownership of Ebix will be much smaller than their percentage ownership of ADAM.
ADAM shareholders currently have the right to vote in the election of the board of directors of ADAM and on other matters affecting ADAM. If the merger occurs and you become a shareholder of Ebix, you will have the right to vote in the election of the board of directors of Ebix and on other matters affecting Ebix. However, your percentage ownership of Ebix will be much smaller than your percentage ownership of ADAM.
The merger agreement contains provisions that could discourage a potential alternative acquirer that might be willing to pay more to acquire ADAM.
The merger agreement contains “no shop” provisions that restrict ADAM’s ability to solicit or facilitate proposals regarding a merger or similar transaction with another party. Further, there are only limited exceptions to ADAM’s agreement that its board of directors will not withdraw or adversely qualify its recommendation regarding the merger agreement and the merger. Although ADAM’s board of directors is permitted to terminate the merger agreement in response to an unsolicited third party proposal to acquire ADAM, which ADAM’s board of directors determines to be more favorable than the merger with Ebix, if ADAM’s board of directors determines that a failure to do so could reasonably be expected to result in a breach of its fiduciary duties, its doing so would entitle Ebix to collect a $3.5 million termination fee from ADAM. In addition, Ebix is entitled to be paid the termination fee by ADAM if either Ebix or ADAM terminates the merger agreement because ADAM does not obtain its required shareholder vote and, in each case, prior to such termination a takeover proposal shall have been publicly disclosed and not withdrawn and, within twelve months after such termination, ADAM enters into a definitive agreement with respect to a takeover proposal and the termination or a takeover proposal has been consummated.
These provisions could discourage a potential third party acquirer from considering or proposing an alternative acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the merger, or might result in a potential third party acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Resales of shares of Ebix common stock following the merger, additional obligations to issue shares of Ebix common stock, and repurchases of common stock by Ebix may cause the market price of Ebix common stock to fluctuate.
As of August 26, 2010, Ebix had approximately 34.6 million shares of common stock outstanding and approximately 4.9 million shares of common stock subject to outstanding options and other rights to purchase or acquire its shares. Ebix currently expects that it will issue approximately up to 3.1 million shares of Ebix common stock in connection with the merger. The issuance of these new shares of Ebix common stock and the sale of additional shares of Ebix common stock that may become eligible for sale in the public market from time to time upon exercise of options and other equity-linked securities could have the effect of depressing the market price for shares of Ebix common stock.
Ebix previously announced that it has increased the number of shares of Ebix common stock authorized for repurchase under its share repurchase program from 5.0 million shares to 15.0 million shares. Any repurchases by Ebix could have the effect of raising or maintaining the market price of Ebix’s common stock above levels that would have otherwise prevailed or preventing or slowing a decline in the market price of Ebix’s common stock.
The trading price of shares of Ebix common stock after the merger may be affected by factors different from those affecting the price of shares of Ebix common stock or shares of ADAM common stock before the merger.
When the merger is completed, holders of ADAM common stock will become holders of Ebix common stock. The results of operations of Ebix, as well as the trading price of Ebix common stock, after the merger may be affected by factors different from those currently affecting Ebix’s or ADAM’s results of operations and the trading price of ADAM common stock.
The shares of Ebix common stock to be received by ADAM stockholders as a result of the merger will have different rights from the shares of ADAM common stock.
Upon completion of the merger, ADAM stockholders will become Ebix stockholders and their rights as stockholders will be governed by the certificate of incorporation and bylaws of Ebix. The rights associated with ADAM common stock are different from the rights associated with Ebix common stock.

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2010, as part of our publicly-announced plan:

			Maximum Number (or
	Total Number of Shares		Approximate Dollar Value) of
	Purchased as Part of		Shares that May Yet Be
	Publicly-Announced	Average Price Paid	Purchased Under the Plans or
Period	Plans or Programs	Per Share (1)	Programs (2)

As of December 31, 2009	291,357	$6.66	$13,059,000
January 1, 2010 to March 31, 2010	69,070	$14.50	$12,057,000
April 1, 2010 to June 30, 2010	272,500	$14.67	$8,059,000
July 1, 2010 to July 31, 2010	173,908	$15.79	$5,313,000
August 1, 2010 to August 31, 2010	154,500	$18.77	$2,409,000
September 1, 2010 to September 30, 2010	—	$ N/A	$2,409,000

Total	961,335		$2,409,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(2)
Effective June 1, 2010 the Company’s Board of Directors unanimously approved an increase in the size of the Company’s authorized share repurchase plan from $5.0 million to $15.0 million. No share repurchases have been made since August 29, 2010.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.
Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date: November 9, 2010	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
2.1
Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2		Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated herein by reference to Exhibit 2.2 of the February 2004 8-K) and incorporated herein by reference.
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

10.45
Agreement and Plan of Merger, dated August 29, 2010, by and among Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010) and incorporated herein by reference.

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