Form 10-K
period 2010-12-31
EBIX INC
filed 2011-03-16
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 14, 2011, the number of shares of Common Stock outstanding was 39,708,750. As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $355,576,066 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. As of 31st December 2010, approximately 71% of Ebix revenues came from on-demand insurance Exchanges.
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
On February 7, 2011 we closed the merger of Atlanta, Georgia based A.D.A.M., Inc. (or “ADAM”) with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3,650,914 shares of Ebix common stock pursuant to the merger. ADAM is a leading provider of health information and benefits technology solutions in the United States.
During the Company’s third quarter ending September 30, 2010, Ebix: (a) acquired all of the stock of Brazilian-based USIX Technology, S.A. (“USIX”), a provider of broker systems and related services for insurance carriers across Latin America; and, (b) acquired all of the stock of Singapore based E-Trek Solutions PTE Ltd, (“E-Trek”) a provider of underwriting and claims processing services for the insurance industry in Singapore. We paid a total of $8.5 million in cash consideration for these two business acquisitions and the former shareholders of these businesses retain the right to earn up to an additional $6.4 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisitions. Ebix funded these acquisitions with internal resources using available cash reserves.
During the Company’s second quarter ending June 30, 2010, Ebix: (a) acquired all of the assets of Houston, Texas based Connective Technologies, Inc. (“Connective Technologies”) a premier provider of on-demand software solutions for property and casualty insurance carriers in the United States; and, (b) acquired all of the stock of Australian based Trades Monitor a provider of insurance related software services for the Australian insurance industry. We paid a total of $4.1 million in cash consideration for these two business acquisitions and the former shareholders of these businesses retain the right to earn up to an additional $4.5 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisitions. Ebix funded these acquisitions with internal resources using available cash reserves.
During the Company’s first quarter ending March 31, 2010, Ebix acquired all of the stock of Brazilian based MCN Technology & Consulting (“MCN”) a provider of software development and consulting services for insurance companies, insurance brokers, and financial institutions in Brazil. We paid a total of $3.1 million in cash consideration for this business acquisition and the former shareholders of MCN retain the right to earn up to an additional $2.0 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisition. Ebix funded this acquisition with internal resources using available cash reserves.

We acquired E-Z Data, Inc. (“E-Z Data”) effective October 1, 2009. E-Z Data was a leading industry provider of on-demand customer relationship management (“CRM”) solutions for insurance companies, brokers, agents, investment dealers, and financial advisors. We acquired the business operations and intellectual property of E-Z Data for an aggregate purchase price of $50.5 million paid to E-Z Data’s shareholders consisting of cash consideration in the amount of $25.5 million paid at closing and $25.0 million in shares of our common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. We funded the cash portion of the purchase price for this business acquisition using the proceeds from the Company’s two convertible promissory notes issued in late August 2009.
We acquired Peak Performance Solutions, Inc. (“Peak”) effective October 1, 2009. Pursuant to the terms of the stock purchase agreement, we paid Peak’s shareholders $8.0 million in cash for all of Peak’s outstanding stock. Peak provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. We funded this acquisition with internal resources using available cash reserves. During 2010 the Company reversed the previously recorded $1.5 million contingent liability earnout obligation because during the subsequent 2010 earnout period the defined revenue targets were not achieved by the Peak operations.
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
We acquired ConfirmNet Corporation (“ConfirmNet”) on November 24, 2008. Pursuant to the terms of the plan of merger and agreement, Ebix paid ConfirmNet shareholders $7.4 million for all of ConfirmNet’s stock. The ConfirmNet shareholders earned an additional $3.1 million for meeting certain revenue objectives during 2008 which was paid in the first quarter of 2009, and earned an additional $3.0 million for meeting certain revenue objectives during 2009 which was paid in the second quarter of 2010.
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

The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the year ended December 31, 2010 and 2009:

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2010	2009	2008
Exchanges	$94,212	$60,764	$42,711
Broker Systems	$13,841	$11,599	$12,347
BPO	$15,586	$14,698	$8,380
Carrier Systems	$8,549	$10,624	$11,314

Totals	$132,188	$97,685	$74,752

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
Products and Services
The Company’s product and service strategy focuses on (a) expansion of connectivity between consumers, agents, carriers, and third party providers through its Exchange family of products in the life, health, Workers Compensation, Risk management, annuity and P&C sectors worldwide namely the EbixExchange family of products (b) worldwide sales and support of P&C and management systems (c) worldwide sale, customization, development, implementation and support of its property and casualty (“P&C”) back-end insurance carrier system platforms and, (d) business process outsourcing services, which include certificate origination, certificate tracking, claims adjudication call center, and back office support.
Ebix’s revenue is generated through four main channels in which the Company conducts its operations — specifically: Exchanges, Carrier Systems, Broker Systems, and Business Process Outsourcing. The revenue streams for each of these channels are further described below.
Exchanges: Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, risk management, workers compensation and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States while the P&C exchanges operate primarily in Australia and New Zealand. Exchange revenue is primarily derived from transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If Ebix builds the interfaces, then additional revenue is derived in the form of professional services charged on time and materials basis.

Broker Systems: Ebix’s exclusive focus in the area of broker systems is on designing and deploying back-end systems for P&C insurance brokers across the world. Ebix has three back-end systems in this area, namely — eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically subscription license based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. All these three products are presently being redesigned, coded and rebuilt on the most current technologies prevalent today.
Business Process Outsourcing (“BPO”): Ebix’s primary focus in this channel pertains to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix provides a software-based service for issuance of certificates which the Company markets to its P&C broker clients in the United States, to issue certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is issued by the broker for their client’s using the Ebix service. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue based for each certificate tracked by the Company for its clients.
Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry including carriers, brokers, exchanges and standard making bodies.
Carrier Systems: Ebix’s exclusive focus in the area of carrier systems is on designing and deploying back-end systems for P&C insurance companies. Revenue from these services is derived from two main sources — specifically subscription revenues or license revenues from clients and time and material fees charged to customize these products to an insurance company’s specific functional requirements.
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
The Company has expended $13.6 million, $11.4 million, and $9.0 million during the years ending December 31, 2010, 2009, and 2008, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the its Exchange, broker systems, carrier systems, BPO service lines to keep our technology edge in the markets, the development new technologies for insurance carriers, brokers and agents, and the redesign, coding, development of new services for international and domestic markets.
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
Annuity Exchange — Ebix operates an annuity exchange in the United States — namely Annuitynet. This exchange is an order entry platform for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. This exchange is presently deployed only in the United States with the Company having distinct plans to deploy it in other parts of the world, such as Latin America. Ebix has one main competitor in the annuity exchange area — namely Blue Frog. Again, Ebix differentiates itself from its competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and CRM services like Ebix CRM. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
Employee Benefits — Ebix currently provides employee benefit services through two of its platforms — namely Facts and LuminX. Collectively, these platforms service approximately nine million lives. These platforms are sold to health carriers and third party administrators. These platforms provide the full gamut of services such as employee enrollment, claims adjudication, accounting, and employee benefits administration accounting. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest player in the market while there are other similar size competitors, such as Benefit Mall, and Health Axis. This service is presently deployed in the United States with the company already having started marketing it in other parts of the world such as Asia, the Middle East, Australia, New Zealand and the United Kingdom.
P&C Exchanges — Ebix operates two P&C exchanges in Australia and New Zealand, besides having entered the P&C Exchange market in the United States recently. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix has distinct plans to deploy these exchanges in the United States, Asia, Europe and Africa. There are presently no competitors in the P&C exchange area in Australia and New Zealand, however, competition may eventually evolve in these markets. Ebix’s main competitor in P&C exchanges in United States is IVANS. Our competitive differentiation is by virtue of having an end-to-end solution offering in the market with our exchanges being interfaced with multiple broker systems.
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
WinBeat is a back-end broker system that is currently sold in Australia and New Zealand. It is targeted at small P&C brokers in these countries. The product at present is available only in English and can be deployed in a few hours with minimal training. WinBeat’s competition in Australia and New Zealand comes from local vendors such as Lumley and Sirius, an international vendor. Ebix plans to deploy WinBeat in a number of emerging insurance markets such as India and China.
Between eGlobal and WinBeat, Ebix broker systems customer base in Australia spans 834 of the 960 P&C brokers in Australia giving it in excess of 85% of the broker system’s customer base in this country. Ebix’s broker systems customer base in New Zealand spans 1,500 of the 1,875 P&C brokers in New Zealand giving it 80% of the customer base in this country.
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
Carrier Systems: Ebix has a number of carrier system offerings for P&C carriers namely Ebix Advantage and Ebix Advantageweb. Ebix Advantage is sold only in the United States and is designed primarily for this market. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial, and specialty line areas of insurance. Ebix Advantageweb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the United States and international markets that operate in the personal, commercial, and specialty line areas of insurance. Ebix Advantage web is designed to be multicurrency and multilingual and is deployed in Brazil, United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Rebus, PMSC, and specialty medical malpractice players like Delphi.
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

Employees
As of December 31, 2010, the Company had 1,179 employees, distributed as follows: 72 in sales and marketing, 840 in product development, 165 in back-end operations, and 102 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers employee relations to be competitively good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 14, 2011, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	44	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	57	Chief Financial Officer and Corporate Secretary	2007
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 44, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
ROBERT F. KERRIS, 57, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
Our principal executive offices are located at 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328, and our telephone number is (678) 281-2020. Our official Web site address is http://www.ebix.com. We make available, free of charge, at http://www.ebix.com, the charters for the committees of our board of directors, our code of conduct and ethics, and, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We will also soon begin posting filings under Section 16 of the Exchange Act on our Web site. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer, and all other executive officers will be disclosed on our Web site.
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
Third-party insurance benefit administrators (“TPA’s”) demand for services from our health benefits exchange operating segment may be significantly reduced due to the diminished role of TPA’s envisioned as a result of the implementation of the Affordable Care Act.
We could potentially be required to recognize an impairment of goodwill.
Goodwill represents the excess of the amounts paid us to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. At December 31, 2010, we had $180.6 million of assets representing goodwill. See Note 1 to the Consolidated Financial Statements. We test these assets at least annually for impairment. If it is determined that goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.
We may have exposure to greater than anticipated tax liabilities
Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or due to changes in tax laws, regulations, and accounting principles in the domestic and foreign jurisdictions in which we conduct operations. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are some transactions for which the ultimate tax treatment is uncertain. Although we believe our estimates are reasonable and appropriate, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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

Our recent acquisitions of A.D.A.M., E-Z Data, Peak, Facts, ConfirmNet, Acclamation, and Telstra as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
The acquisitions of A.D.A.M., E-Z Data, Peak, Facts, ConfirmNet, Acclamation, Telstra and other potential future acquisitions, subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, prohibitively higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated timeframes or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to integration such acquisitions are:
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
We face risks in the transmittal of individual health-related information.
We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Information may be accessed by outsiders by breaching our security systems or by inappropriate actions of our personnel. Our risks would include damage of our reputation, additional costs to address and remediate any problems encountered as well as litigation and potential financial penalties.
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

Potential liabilities under the Foreign Corrupt Practices Act (whether currently existing or subsequently discovered) could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act, or FCPA, which prohibits people or companies subject to United States jurisdiction and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in reports filed with the SEC. To the extent that any of our employees, supplies, distributors, consultants, subcontractors, or others engage in conduct that subjects us to exposure under the FCPA, or other anti-corruption legislation, we could suffer financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.
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

Item 1B:	UNRESOLVED STAFF COMMENTS
None

Item 2:	PROPERTIES
The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 39,831 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 5,500 square feet in Park City, Utah, 4,148 square feet in Dallas, Texas, 12,000 square feet in Herndon, Virginia, 10,800 square feet in Hemet, California, 2,156 square feet in Walnut Creek, California, 11,500 square feet in Pittsburgh, Pennsylvania, 5,300 square feet in Portland, Michigan, 7,000 square feet in San Diego, California, 2,826 square feet in Miami, Florida, 25,482 square feet in Pasadena, California, 4,384 square feet in Lynchburg, Virginia, 5,289 square feet in Columbus, Ohio, and 4,400 square feet in Houston, Texas. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, Japan, and China for support and sales offices. The Company owns three facilities in India with total square footage of approximately 65,000 square feet and leases an additional two. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.

Item 3:	LEGAL PROCEEDINGS
In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

Item 4:	Submission of Matters to a Vote of Security Holders
Not Applicable.

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2010 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of March 14, 2011, there were 101 registered holders of record of the Company’s common stock.
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2010 and 2009. The 2009 per share prices have been retroactively adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010.

Year Ended December 31, 2010	High	Low
First quarter	$17.93	$13.91
Second quarter	16.95	14.01
Third quarter	24.00	15.06
Fourth quarter	26.28	20.75

Year Ended December 31, 2009	High	Low
First quarter	$8.57	$5.91
Second quarter	11.33	7.71
Third quarter	18.45	10.41
Fourth quarter	21.92	14.89
Holders
As of March 14, 2011, there were 39,708,750 shares of the Company’s common stock outstanding
Dividends
The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain any future earnings for the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2010 related to this plan.

			Number
	Number of Securities		of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:

—1996 Stock Incentive Plan, as amended and restated in 2006	3,340,476	$2.22	1,050,792

—2010 Stock Incentive Plan	0	$ N/A	5,000,000

Total	3,340,476	$2.22	6,050,792

Recent Sales or Issuances of Unregistered Securities
On October, 1, 2009, as part of the consideration for the purchase of E-Z Data, Inc. (“E-Z Data”), we issued at closing $25 million in shares of Ebix common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. This resulted in the issuance of 1,488,984 shares of our common stock, 744,492 shares to each its two former shareholders, Dale Okuno and Dilip Sontakey, both “accredited investors” within the meaning of Rule 501 of Regulation D. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Under the terms of the agreement the E-Z Data sellers hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-163459, became effective on February 26, 2010.
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Whitebox Agreement”) with Whitebox VSC, Ltd (“Whitebox” or the “Holder”). As a result of the transactions consummated by the Whitebox Agreement the Company issued a Convertible Promissory Note (the “Whitebox Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $19.0 million, which is convertible into shares of Ebix common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the Whitebox Note. The Whitebox Note had a 0.0% stated interest rate. In accordance with the terms of the Whitebox Note, as had been understood between the Company and the Holder, upon a conversion election by the Holder the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. During 2010 Whitebox VSC, Ltd elected to fully convert all of the August 26, 2009 Convertible Promissory Note. The Company settled this conversion election by paying $19.0 million in cash with respect to the principal component, paying $2.3 million in cash for a portion of the conversion spread, and issuing 275,900 shares of Ebix common stock for the remainder of the conversion spread.
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “IAM Agreement”) with IAM Mini-Fund 14 Limited (“IAM” or the “Holder”), a fund managed by Whitebox. As a result of the transactions consummated by the IAM Agreement the Company issued a Convertible Promissory Note (the “IAM Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $1.0 million, which is convertible into shares of our common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the IAM Note. The IAM Note has a 0.0% stated interest rate. In accordance with the terms of the IAM Note, as understood between the Company and the Holder, upon a conversion election by the Holder the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. During 2010 IAM elected to fully convert all of the August 26, 2009 Convertible Promissory Note. The Company settled this conversion election by paying $1.0 million in cash with respect to the principal component, paying $221 thousand in cash for a portion of the conversion spread, and issuing 7,478 shares of Ebix common stock for the remainder of the conversion spread.
On August 25, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Rennes Agreement”) with the Rennes Foundation (“Rennes” or the “Holder”). As a result of the transactions consummated by the Rennes Agreement the Company issued a Convertible Promissory Note (the “Rennes Note”) with a date of August 25, 2011 (the “Maturity Date”) in the original principal amount of $5.0 million, which is convertible into shares of Ebix common stock at a price of $16.67 per share, subject to certain adjustments as set forth in the Rennes Note. The Rennes Note has a 0.0% stated interest rate. In accordance with the terms of the Rennes Note, as understood between the Company and the Holder, upon a conversion election by the Holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Previous to this transaction Rennes has been and continues to be a beneficial owner of the Company, with a beneficial ownership percentage of approximately 8.6%. Rolf Herter, a member of our Board of Directors, is also a director of the Rennes Foundation.

Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, from January through August 2010 the Company repurchased 669,978 shares of our common stock for a total aggregate purchase price of $10.7 million. The Company did not repurchase any shares of its Common Stock during the period September through December 2010.

Item 6:	SELECTED FINANCIAL DATA
The following data for fiscal years 2010, 2009, 2008, 2007, and 2006 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights
(In thousands except per share amounts)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006

Results of Operations:
Revenue	$132,188	$97,685	$74,752	$42,841	$29,253
Operating income	52,507	39,256	29,264	12,801	6,712
Net income	$59,019	$38,822	$27,314	$12,666	$5,965
Net income per share:
Basic*	$1.69	$1.24	$0.93	$0.45	$0.24
Diluted*	$1.51	$1.03	$0.76	$0.40	$0.21
Shares used in computing per share data:
Basic*	34,845	31,398	29,514	27,917	24,912
Diluted*	39,018	38,014	36,780	31,604	28,233
Financial Position:
Total assets	$303,300	$262,167	$141,167	$108,510	$47,352
Short-term debt	10,157	52,487	37,192	16,161	11,006
Long-term debt	25,000	—	15,000	20,486	934
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$231,268	$170,743	$70,142	$60,678	$26,166

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010
PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2005, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
EBIX, INC.	$100	$141	$370	$362	$740	$1,076
NASDAQ STOCK MARKET (U.S.)	$100	$109	$120	$72	$103	$120
NASDAQ COMPUTER	$100	$106	$129	$69	$118	$138

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have continuously increased their demands for cutting edge solutions to reduce paper based processes and improve efficiency both at the back-end side and at the consumer end side of their insurance transaction processing. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the world-wide insurance industry will continue to experience significant change and the need for increased efficiencies through online exchanges and streamlined processes. The changes in the insurance industry are likely to create new opportunities for the Company.
Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share, and cash provided by operating activities. We monitor these indicators, in conjunction with our corporate governance practices, to ensure that our business is efficiently managed and that effective controls are maintained.

The key performance indicators for the twelve months ended December 31, 2010, 2009, and 2008 were as follows:

	Key Performance Indicators
	Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2010	2009	2008

Revenue	$132,188	$97,685	$74,752
Revenue growth	35%	31%	74%
Operating income	$52,507	$39,256	$29,264
Operating margin	40%	40%	39%
Net Income	$59,019	$38,822	$27,314
Diluted earnings per share *	$1.51	$1.03	$0.76
Cash provided by operating activities	$52,779	$33,877	$26,825

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010
RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)
Operating revenue:	$132,188	$97,685	$74,752
Operating expenses:
Costs of services provided	29,599	21,274	14,161
Product development	13,607	11,362	8,962
Sales and marketing	6,372	5,040	4,344
General and administrative	24,065	16,798	14,715
Amortization and depreciation	6,038	3,955	3,306

Total operating expenses	79,681	58,429	45,488

Operating income	52,507	39,256	29,264
Interest income (expense), net	(383)	(871)	(1,151)
Other non-operating income	6,319	89	—
Foreign exchange gain	1,211	1,358	586

Income before taxes	59,654	39,832	28,699
Income tax expense	(635)	(1,010)	(1,385)

Net income	$59,019	$38,822	$27,314

TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels the years ended December 31, 2010 and 2009.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2010	2009
Exchanges	$94,212	$60,764
Broker Systems	$13,841	$11,599
BPO	$15,586	$14,698
Carrier Systems	$8,549	$10,624

Totals	$132,188	$97,685

During the twelve months ended December 31, 2010 our total revenue increased $34.5 million or 35%, to $132.2 million compared to $97.7 million in 2009. The increase in revenues is principally a result of the impact certain strategic business acquisitions made during 2010 and 2009 in our Exchange and BPO channels, and continued organic growth realized in our Exchange channels. Our ability to quickly integrate business acquisitions into existing operations enables the Company to rapidly leverage product cross-selling opportunities. The specific components of our revenue and the changes experienced during the past year are discussed further below.
Exchange division revenues increased $33.4 million or 55% primarily due to net increases of approximately $17.9 million in the life and annuity sector, $13.4 million in the property & casualty sector, and $2.6 million from the health insurance sector.
BPO division revenues increased $880 thousand or 6% due to greater demand for our insurance certificate creation and tracking services. The Company’s growth in this channel was strongly impacted by the downturn in the commercial and residential housing industry, which drove down the transaction volume derived from clients associated within the construction industry, which traditionally accounts for approximately 35% of the insurance certificates in the United States.
Broker Systems division revenue increased $2.2 million or 19% principally due to further expansion into the international markets, and the associated growth of our on-demand back-end systems designed for use by insurance brokers.
Carrier Systems division revenue decreased $2.1 million or 20% due to continued delays in capital spending decisions related to large investments in perpetually licensed back-end systems designed for use by large insurance companies as also Ebix changing its revenue model for new prospective clients, from a license based model to a subscription based recurring model. With improving domestic and world-wide economic conditions during 2011 we would expect these insurance carriers to deploy new technologies and increase their spending for system development, and that our revenues from this channel will increase as also become more recurring in nature during the forthcoming year.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $8.3 million or 39%, from $21.3 million in 2009 to $29.6 million in 2010. This cost increase is attributable to additional personnel, professional services, and facility costs associated with our 2009 acquisitions of E-Z Data and Peak, the 2010 expansion into the Latin America market, and the increased research & development efforts towards designing new futuristic on-demand based services.
Product Development Expenses
Product development expenses increased $2.2 million or 20%, from $11.4 million in 2009 to $13.6 million in 2010. The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. This cost increase is associated with the continued expansion of our technical operations in India and our intellectual property management operations in Singapore, both in support of the Company’s Exchange, Broker Systems, and Carrier Systems divisions.
This increase is primarily due to costs associated with new product development activities in support of our exchange and BPO channels.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.3 million or 25%, from $5.1 million in 2009 to $6.4 million in 2010. This expense increase is primarily attributable to additional personnel, marketing, consulting, and facility related costs in support of the increased revenues generated by our Exchange and Broker Systems channels.

General and Administrative Expenses
General and administrative expenses increased $7.3 million or 43%, from $16.8 million in 2009 to $24.1 million in 2010. This increase primarily associated with additional personnel, increased health and business insurance costs, additional consulting services, increased business travel costs, and additional share-based and discretionary bonus compensation. Also a factor contributing the net increase to general and administrative expenses was the $822 thousand of potential bad expense that was recognized in connection with the Company’s decision to increase its reserve for doubtful accounts receivable. Partially offsetting these increases in general and administrative expenses was a $1.5 million benefit associated with the reversal of a previously recorded contingent liability earnout obligation associated with our October 2009 acquisition of Peak, because during the subsequent 2010 earnout period the defined revenue targets was not achieved by the Peak operations.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $2.1 million, or 54%, from $3.9 million in 2009 to $6.0 million in 2010. This increase is due to $1.3 million of additional amortization expense incurred in connection with the customer relationship, developed technology, and non-compete intangible assets that were recognized in connection with our 2010 business acquisitions of MCN, Trades Monitor, and USIX, and our 2009 business acquisitions of E-Z Data, Facts, and Peak. We also incurred increased depreciation expense amounting to $795 thousand related to additional capital equipment expenditures in support of our growing businesses.
Interest Income
Interest income increased $320 thousand or 161% from $199 thousand in 2009 to $519 thousand in 2010 primarily due to earnings realized on funds invested in foreign banks.
Interest Expense
Interest expense decreased $168 thousand or 16% from $1.1 million in 2009 to $902 thousand in 2010. This decrease is primarily due to the full conversion of $20.0 million of convertible debt during the third and fourth quarters thereby ceasing further recognition of the imputed interest expense associated with these debt instruments.
Other Non-Operating Income
Other non-operating income of $6.3 million for the year ending December 31, 2010 consists of a $6.0 million gain recognized for the decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company, and a $262 thousand gain realized upon the sale of a building.
Foreign Exchange Gain
Net foreign exchange gains decreased $147 thousand or 11% from $1.4 million in 2009 to $1.2 million in 2010. This net decrease is due to the $949 thousand impact of re-measuring certain intercompany debt obligations largely offset by $802 thousand of gains recorded in connection with the changes in the fair value of the related derivative instruments the Company holds to hedge the impact of fluctuations in the exchange rates in the foreign jurisdictions in which we conduct our international operations.
Income Taxes
Income tax expense decreased $375 thousand, or 37%, from $1.0 million in 2009 to $635 thousand in 2010. Our effective tax rate was 1.1% for the twelve months ended December 31, 2010, down from 2.5% for the same period in 2009. Primarily affecting the decrease in income tax expense and our consolidated effective tax rate was the benefit recognized from the $2.3 million release of the remaining valuation allowance that had been held against cumulative legacy net operating loss (“NOL”) carryforwards in the United States. This valuation allowance was released as management believes that the uncertainties that had existed as to the performance of our health benefits exchange operating segment related to the potential adverse impacts associated with the than pending health care legislation are no longer relevant. Total income tax expense and the effective tax rate before the release of valuation allowance would have been approximately $2.9 million and 4.8% respectively. Also facilitating the relatively low consolidated world-wide effective tax rate are the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions.

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

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2009	2008
Exchanges	$60,764	$42,711
Broker Systems	$11,599	$12,347
BPO	$14,698	$8,380
Carrier Systems	$10,624	$11,314

Totals	$97,685	$74,752

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
Carrier Systems division revenue decreased $690 thousand due to temporary delays in capital spending decisions as related to investments in back-end systems by large insurance companies. During 2011 we expect these insurance carriers to deploy new technologies and increase their spending for system development, and that our revenues from this channel will improve during the forthcoming year.

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
LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate significant cash flows from operating activities is one the Company’s fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense but will not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our ongoing operating activities, in combination with possibly expanding our commercial lending facility, and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operation conditions warrant.
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
We continue to strategically evaluate our ability to sell additional equity or debt securities, to expand existing or obtain new credit facilities from lenders in order to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. During 2011 the Company intends to utilize its cash and other financing resources towards making strategic accretive acquisitions in the insurance data exchange arena. However, there are no assurances that such financing facilities will be available in amounts or on terms acceptable to us, if at all.

In February 2010 the Company entered into a new credit facility with Bank of America (“BOA”). The financing was comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The interest rate applicable to the entire BOA credit facility is LIBOR plus 1.50%.
Our cash and cash equivalents were $23.4 million and $19.2 million at December 31, 2010 and 2009, respectively.
Our current ratio significantly improved during the past year and at December 31, 2010 it stood at 1.56 as compared to 0.62 at December 31, 2009. The Company finished the year with sufficient working capital to support our continued operating activities, which amounted to $21.7 million at December 31, 2010. The improvement in our short-term liquidity position is primarily the result of the conversion of $20.0 million of previously carried convertible debt and the refinancing of our financing facility with our commercial bank. We believe that our ability to generate sustainable significant cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.
Operating Activities
For the twelve months ended December 31, 2010, the Company generated $52.8 million of net cash flow from operating activities compared to $33.9 million for the year ended December 31, 2009, representing a 56% increase. The major sources of cash provided by our operating activities for 2010 was net income of $59.0 million, net of $(8.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(6.2) million of working capital requirements primarily associated with payments of trade payables and increased outstanding trade receivables, $6.0 million of depreciation and amortization, and $1.9 million of non-cash compensation.
For the twelve months ended December 31, 2009, the Company generated $33.9 million of net cash flow from operating activities which consisted of $38.8 million of net income net of $(10.2) million in working capital requirements, $3.9 million of depreciation and amortization, and $1.4 million of non-cash compensation.
Investing Activities
Net cash used for investing activities totaled $24.4 million for the twelve months ended December 31, 2010 of which $7.1 million was used for the September 2010 acquisition of USIX (net of $324 thousand of cash acquired), $1.0 million was used for the July 2010 acquisition of E-Trek (net of $62 thousand of cash acquired), $1.3 million was used for the May 2010 acquisition of Connective Technologies (net of $0 cash acquired), $2.7 million was used for the April 2010 acquisition of Trades Monitor (net of $0 cash acquired), and $2.9 million was used for the January 2010 acquisition of MCN (net of $172 thousand of cash acquired). Also during this past year $3.0 million was used to fulfill earn-out payment obligations to the former shareholders of ConfirmNet (a 2008 business acquisition), $4.5 million was used towards investments in marketable securities (specifically bank certificates of deposit), and $1.8 million was used for capital expenditures and the purchases of operating equipment to enhance the performance of our technology platforms and to support the continued growth of our businesses.
Net cash used for investing activities totaled $47.4 million for the twelve months ended December 31, 2009 of which $7.9 million was used for the acquisition of Peak (net of $187 thousand of cash acquired), $25.4 million was used for the cash consideration portion of the E-Z Data acquisition purchase price (net of $206 of cash acquired), $6.2 million was used for acquisition of Facts (net of $796 thousand of cash acquired), $1.0 million was used to fulfill earn-out payment obligations to the former shareholders of IDS (a 2007 business acquisition), $3.3 million was used to fulfill earn-out payment obligations to the former shareholders of ConfirmNet (a 2008 business acquisition), $3.1 million was used for purchases of operating equipment, and $263 thousand was used for investments in marketable securities (specifically bank certificates of deposit).

Financing Activities
Net cash used for financing activities during the twelve months ended December 31, 2010 was $25.7 million. This financing cash outflow was comprised of $22.5 million used for the settlement of previously issued convertible debt instruments, $10.7 million was used to complete open market repurchases of our common stock, and $804 thousand was used to service existing capital lease obligations. Partially offsetting these financing cash outflows was $5.2 million of proceeds (net of principal repayments) from our term loan facility with Bank of America, N.A. (“BOA”), $1.9 million of proceeds (net of $23.1 million of repayments) from our revolving credit facility with BOA, and $1.2 million from the exercise of stock options.
During the twelve months ended December 31, 2009 net cash provided by financing activities was $23.2 million. This financing cash inflow was comprised of $25.0 million from the proceeds of two convertible debt issuances and $1.6 million from exercise of stock options. Partially offsetting these financing cash inflows was $1.8 million of payments against our line of credit (net of $27.1 million of draws), $1.0 million that was used to service existing long-term debt and capital lease obligations, and $507 thousand to complete open market repurchases of our common stock.
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
At December 31, 2010 the outstanding balance on the revolving line of credit was $25.0 million and the facility carried an interest rate of 1.77%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheet. During the twelve month period ending December 31, 2010 the average and maximum outstanding balance on the revolving line of credit was $18.7 million and $25.0 million respectively
At December 31, 2010 the outstanding balance on the term loan was $5.0 million and it also carried an interest rate of 1.77%. During the twelve months ended December 31, 2010 payments in the aggregate amount of $5.0 million were made against the term loan. The balance of the term loan is included in the current liabilities section of the Consolidated Balance Sheet.
On March 8, 2011 Ebix and Bank of America N.A. jointly executed a mutually binding commitment letter to amend and expand the existing credit facility. The amended credit facility, which has been expanded to $55 million, is comprised of a three-year $35 million secured revolving credit facility, and a $20 million secured term loan which amortizes over a three year period with quarterly principal and interest payments. The new $55 million credit facility replaces the former $35 million facility that had been with the same lender. The initial interest rate applicable to the credit facility is LIBOR plus 1.50%. The Company expects the closing date to formally execute the associated credit facility agreement documents will be on or before April 15, 2011.

Convertible Debt
In August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2010 the Company recognized $328 thousand of interest expense. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. During 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to fully convert all of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $20 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread, and issuing 283,378 shares of Ebix common stock for the remainder of the conversion spread.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010, Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Furthermore, the Company also previously had $20.0 million convertible note with Whitebox originally dated December 18, 2007. On October 7, 2009 the Company exercised its rights as provided in the Agreement and elected to exercise its mandatory conversion option. Accordingly the Company caused Whitebox to surrender the underlying 2.5% Secured Convertible Promissory Note due December 18, 2009, and to convert the remaining principal on said Note in the amount of $5.3 million together with accrued interest thereon in the amount of $105 thousand into 762,810 shares of the Company’s common stock at the conversion price of $7.09 per share.
As of December 31, 2010 the total remaining amount of convertible debt was $5.0 million which solely consists of a $5.0 million with Rennes Foundation. The unamortized discount was $56 thousand as of December 31, 2010
Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual purchase obligations and other long-term obligations as of December 31, 2010. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 years
	(in thousands)
Short and Long-term Debt	$35,157	$10,157	$25,000	$—	$—
Operating leases	8,612	2,820	4,275	1,510	7
Capital Leases	539	302	217	20	—

Total	$44,308	$13,279	$30,969	$1,530	$7

Off Balance Sheet Transactions
We do not engage in off-balance sheet financing activities.
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.
RECENT ACCOUNTING PRONOUNCEMENTS
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance is applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company is adopting this new guidance in the first quarter of 2011 and will apply this guidance to our recent acquisition of ADAM, completed in February 2011.
In January 2010, the FASB issued new guidance regarding disclosures about fair value measurements. The guidance requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in earlier related guidance. Specifically this new guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. Also a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted and applied this pronouncement during its current year ending December 31, 2010.
In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company is adopting this new guidance in the first quarter of 2011.
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
In December 2007, the FASB issued new accounting guidance pertaining to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance was effective for fiscal years beginning after December 15, 2008, and we applied this new pronouncement to each of our business acquisitions consummated during both the years ending December 31, 2010 and 2009.

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
Revenue Recognition
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, and business process outsourcing revenue. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with Financial Accounting Standard Board (FASB) and Securities and Exchange Commission Staff Accounting (SEC) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements when making estimates or assumptions related to transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements when making estimates or assumptions in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company.
The Company begins to recognize revenue from license fees for its ASP products upon delivery and the customer’s acceptance of the software implementation and customizations if necessary and applicable. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with FASB and SEC accounting guidance on revenue recognition.
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

Allowance for Doubtful Accounts Receivable
Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating uncertainties and estimate as to the collectability of outstanding accounts receivable and the adequacy of the Company’s recorded allowance for doubtful accounts.
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses. The Company applies the provisions of the FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. The cash flow projections are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2010, 2009, and 2008, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.
Income Taxes
We account for income taxes in accordance with FASB accounting guidance on the accounting and disclosure of income taxes, which involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income in the years in which those temporary differences are expected to be recovered or settled, and, to the extent we believe that recovery is not likely, we establish a valuation allowance. In this regard a valuation allowance in the amount of $6.6 million is being maintained to fully offset the deferred tax assets associated with cumulative NOL’s that were obtained in connection with previous business acquisitions and for which realization of these assets is not assured due to uncertainties principally associated with limitations on the usage of these acquired NOL’s posed by Section 382 of the U.S. internal revenue code.
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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2010, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Year Ended December 31, 2010
Total revenues	$31,603	$32,207	$33,281	$35,097
Gross Profit	24,540	24,780	25,863	27,406
Operating income	12,759	13,008	13,082	13,658
Net income	12,384	14,010	16,681	15,944

Net income per common share:
Basic	$0.36	$0.40	$0.48	$0.45
Diluted	$0.32	$0.36	$0.43	$0.42

Year Ended December 31, 2009
Total revenues	$20,668	$22,421	$23,292	$31,304
Gross Profit	16,367	17,889	18,827	23,328
Operating income	8,357	9,260	9,783	11,856
Net income	8,335	8,956	9,434	12,097

Net income per common share:
Basic *	$0.28	$0.29	$0.30	$0.36
Diluted *	$0.23	$0.24	$0.25	$0.31

Year Ended December 31, 2008
Total revenues	$16,639	$17,803	$20,168	$20,142
Gross Profit	13,703	14,578	16,228	16,083
Operating income	6,143	6,905	8,119	8,097
Net income	5,670	6,336	7,398	7,910

Net income per common share:
Basic *	$0.18	$0.22	$0.26	$0.27
Diluted *	$0.16	$0.18	$0.21	$0.22

*	Reflects the effect of the 3-for-1 stock split dated January 4, 2010

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S. and, accordingly, a large component of our business transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2010, 2009, and 2008 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain (loss) of $6.5 million, $11.5 million, and $(15.1) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.5 million, $2.6 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2010 the Company had $35.2 million of outstanding debt obligations which consisted of a $25.0 million balance on our commercial banking revolving line of credit, a $5 million secured term loan, a $5.0 million convertible promissory note with Rennes, and a $157 thousand revolving line of credit with Banco Santander (Brazil) S.A. The Company’s major revolving line of credit bears interest at the rate of LIBOR + 1.50%, and stood at 1.77% at December 31, 2010. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $23 thousand and $28 thousand for the years ending December 31, 2010 and 2009, respectively. The Company’s average cash balances during 2010 were $19.2 million and its existing cash balances as of December 31, 2010 was $23.4 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $104 thousand and $40 thousand for the years ended December 31, 2010 and 2009, respectively.
During the years ended December 31, 2010 and 2009, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in U.S dollars/Indian rupee currency exchange rate. As of December 31, 2010, the notional value of these contracts which are scheduled to mature in March and September 2011 is $23.3 million. Changes in the fair value of these derivative instruments are recognized in our consolidated income statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are do significantly offset gains and losses on the intercompany receivables being hedged. For the twelve months ended December 31, 2010 and 2009, we recognized a gain of $1.3 million and $498 thousand, respectively, included in “Foreign exchange gain” in the consolidated statements of income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at December 31, 2010 and 2009, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $3.7 million and $2.2 million, respectively. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $5.6 million and $3.3 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.

During the year ending December 31, 2009 in connection with the acquisition of E-Z Data the Company issued a put option to the sellers, with respect to the shares of Ebix common stock that were issued as part of the acquisition consideration, which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the shares back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. Using a Black-Scholes model we determined that the initial fair value for the put option was $6.6 million and that its fair value on December 31, 2010 and 2009 had decreased by $6.1 million and $89 thousand, respectively. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk as regarding the rate and magnitude of change of our stock price and corresponding variances to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $200 thousand and $700 thousand increase to the put option liability and a corresponding reduction to pre-tax income as of and for the years ended December 31, 2010 and 2009, respectively.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2010, 2009 and 2008 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2010, 2009, and 2008 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion thereon.
Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 16, 2011

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Operating revenue:	$132,188	$97,685	$74,752

Operating expenses:
Costs of services provided	29,599	21,274	14,161
Product development	13,607	11,362	8,962
Sales and marketing	6,372	5,040	4,344
General and administrative	24,065	16,798	14,715
Amortization and depreciation	6,038	3,955	3,306

Total operating expenses	79,681	58,429	45,488

Operating income	52,507	39,256	29,264
Interest income	519	199	475
Interest expense	(902)	(1,070)	(1,626)
Other non-operating income	6,319	89	—
Foreign exchange gain	1,211	1,358	586

Income before income taxes	59,654	39,832	28,699
Income tax provision	(635)	(1,010)	(1,385)

Net income	$59,019	$38,822	$27,314

Basic earnings per common share*	$1.69	$1.24	$0.93
Diluted earnings per common share*	$1.51	$1.03	$0.76
Basic weighted average shares outstanding*	34,845	31,398	29,514
Diluted weighted average shares outstanding*	39,018	38,014	36,780

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,397	$19,227
Short-term investments	6,300	1,799
Trade accounts receivable, less allowances of $1,126 and $565, respectively	26,028	22,861
Other current assets	5,057	2,628

Total current assets	60,782	46,515

Property and equipment, net	7,806	7,865
Goodwill	180,602	157,245
Intangibles, net	22,574	20,505
Indefinite-lived intangibles	30,552	29,223
Other assets	984	814

Total assets	$303,300	$262,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,344	$11,060
Accrued payroll and related benefits	4,536	3,634
Short term debt	5,000	23,100
Current portion of convertible debt, net of discount of $56 and $706, respectively	4,944	28,681
Current portion of long term debt and capital lease obligation	426	596
Deferred revenue	8,610	7,754
Other current liabilities	225	272

Total current liabilities	39,085	75,097

Revolving line of credit	25,000	—
Other long term debt and capital lease obligation, less current portion	205	671
Deferred tax liability, net	3,534	5,147
Put option liability	537	6,596
Deferred revenue	126	269
Deferred rent	554	679
Other liabilities	2,991	2,965

Total liabilities	72,032	91,424

Commitments and Contingencies, Note 7

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock*, $.10 par value, 60,000,000 shares authorized, 36,057,791 issued and 36,017,282 outstanding at December 31, 2010 and 34,474,608 issued and 34,434,099 outstanding at December 31, 2009	3,602	3,443
Additional paid-in capital	153,221	158,404
Treasury stock* (40,509 shares as of December 31, 2010 and December 31, 2009 respectively)	(76)	(76)
Retained earnings	67,642	8,623
Accumulated other comprehensive income	6,879	349

Total stockholders’ equity	231,268	170,743

Total liabilities and stockholders’ equity	$303,300	$262,167

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Accumulated
	Common Stock*						Other
			Treasury		Additional		Comprehensive
	Issued		Stock	Treasury	Paid-in	Retained	(Loss)		Comprehensive
	Shares	Amount	Shares	Stock	Capital*	Earnings	Income	Total	Income
	(In thousands, except share amounts)

Balance, January 1, 2008	30,656,106	$337	(80,010)	$(149)	$114,771	$(57,513)	$2,680	$60,126
Net income						27,314		27,314	$27,314
Cumulative translation adjustment							(15,108)	(15,108)	(15,108)

Comprehensive income								—	$12,206

Proceeds from issuance of common stock (net of issuance costs)	1,530,000	17			12,502			12,519
Exercise of stock options	308,457	4			1,236			1,240
Restricted stock compensation	200,565				591			591
Compensation related to the vesting of stock options					107			107
Repurchase of common stock	(3,631,500)	(41)	(99,225)	(1,029)	(24,216)			(25,286)
Conversion of principal and interest on Convertible promissory notes	1,217,691	29			8,610			8,639
Effect 3-1 stock split		635			(635)			—
Other	(261,954)				(1,325)		1,325	—

Balance, December 31, 2008	30,019,365	981	(179,235)	(1,178)	111,641	(30,199)	(11,103)	70,142
Net income						38,822		38,822	38,822
Cumulative translation adjustment							11,452	11,452	11,452

Comprehensive income								—	$50,274

Exercise of stock options	302,163	10			1,555			1,565
Restricted stock compensation					1,153			1,153
Compensation related to the vesting of stock options					216			216
Repurchase of common stock	(48,672)	(2)	(31,950)	(205)	(298)			(505)
Retirement of treasury stock	(170,676)		170,676	1,307	(1,307)			—
Conversion of principal and interest on Convertible promissory notes	2,790,186	93			22,262			22,355
Effect 3-1 stock split		2,295			(2,295)			—
Imputed interest on issuance of convertible debt					534			534
Shares subscribed for business acquisitions	1,488,984	50			24,950			25,000
Vesting of restricted stock	93,258	16			(7)			9

Balance, December 31, 2009	34,474,608	3,443	(40,509)	(76)	158,404	8,623	349	170,743
Net income						59,019		59,019	59,019
Cumulative translation adjustment							6,530	6,530	6,530

Comprehensive income								—	$65,549

Exercise of stock options	1,252,785	125			1,111			1,236
Restricted stock compensation					1,406			1,406
Compensation related to the vesting of stock options					444			444
Repurchase of common stock	(669,978)	(67)			(10,583)			(10,650)
Settlement on conversion of convertible debt	760,040	76			1,636			1,712
APIC adjustment for stock options					828			828
Vesting of restricted stock	240,336	25			(25)			—

Balance, December 31, 2010	36,057,791	$3,602	(40,509)	$(76)	$153,221	$67,642	$6,879	$231,268

*	Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$59,019	$38,822	$27,314
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,038	3,955	3,306
Provision for doubtful accounts	1,143	321	298
Provision for deferred taxes	(1,752)	(2,615)	(1,846)
Unrealized foreign exchange gain on forward contracts	(1,304)	(500)	—
Unrealized foreign exchange gain	(598)	—	—
Unrealized gain on put option	(6,059)	(89)	—
Share-based compensation	1,850	1,369	698
Debt discount amortization on convertible debt	327	—	—
Reduction of acquisition earnout	(1,500)	—	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(3,018)	(8,619)	(163)
Other assets	(955)	(577)	737
Accounts payable and accrued expenses	(356)	1,127	(1,284)
Accrued payroll and related benefits	165	587	84
Deferred rent	(125)	27	(109)
Other liabilities	(61)	109	60
Deferred revenue	(35)	(40)	(2,270)

Net cash provided by operating activities	52,779	33,877	26,825

Cash flows from investing activities:
Investment in Infinity, net of cash acquired	—	—	(500)
Investment in MCN, net of cash acquired	(2,931)	—	—
Investment in Trades Monitor, net of cash acquired	(2,749)	—	—
Investment in Connective Technologies, net of cash acquired	(1,337)	—	—
Investment in USIX, net of cash acquired	(7,131)	—	—
Investment in e-Trek, net of cash acquired	(1,011)	—	—
Investment in IDS, net of cash acquired	—	(1,000)	—
Investment in Telstra, net of cash acquired	—	—	(42,942)
Investment in Periculum, net of cash acquired	(6)	(200)	(1,067)
Investment in Acclamation, net of cash acquired	—	(85)	(21,388)
Investment in Confirmnet, net of cash acquired	(2,975)	(3,279)	(7,294)
Purchases of marketable securities	(11,507)	(4,133)	(5,099)
Maturities of marketable securities	7,006	3,870	4,592
Investment in Facts, net of cash acquired	(11)	(6,215)	—
Investment in Peak Performance, net of cash acquired	—	(7,894)	—
Investment in EZ Data, net of cash acquired	—	(25,362)	—
Capital expenditures	(1,754)	(3,129)	(615)

Net cash used in investing activities	(24,406)	(47,427)	(74,313)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	—	12,519
Proceeds from / Repayment to line of credit, net	1,900	(1,846)	9,295
Proceeds from term loan	10,157	—	—
Proceeds from the issuance of convertible debt	—	25,000	15,000
Principal payments on term loan obligation	(5,000)	—	—
Payments to acquire treasury stock	—	—	(1,029)
Repurchase of common stock	(10,650)	(505)	(24,246)
Settlement on conversion of convertible debt	(22,521)	—	—
Payments of long term debt	—	(742)	(500)
Payments for capital lease obligations	(804)	(293)	(3)
Proceeds from exercise of common stock options	1,236	1,565	1,239

Net cash provided by financing activities	(25,682)	23,179	12,275

Effect of foreign exchange rates on cash and cash equivalents	1,479	123	(3,749)

Net change in cash and cash equivalents	4,170	9,752	(38,962)
Cash and cash equivalents at the beginning of the year	19,227	9,475	48,437

Cash and cash equivalents at the end of the year	$23,397	$19,227	$9,475

Supplemental disclosures of cash flow information:
Interest paid	$526	$1,125	$1,370
Income taxes paid	2,396	4,752	1,937
See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Supplemental schedule of noncash financing activities:
During 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to fully convert all of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $20 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread (that being the excess of the conversion value over the related original principal component), and issuing 283,378 shares of Ebix common stock for the remainder of the conversion spread.
During the year ended December 31, 2010 Whitebox VSC, Ltd., converted the remaining $4.4 million of outstanding principal and accrued interest in the amount of $62 thousand regarding their July 11, 2008 Convertible Promissory Note into 476,662 shares of Ebix common stock.
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

Notes to Consolidated Financial Statements
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a series of software products for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents. Products include data exchanges, carrier systems, agency systems, and feature fully customizable and scalable on-demand software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also operated in eight other countries during 2010 including Australia, Canada, China, India, Japan, New Zealand, Singapore, and Brazil. International revenue accounted for 29%, 25% and 35% of total revenue in 2010, 2009 and 2008, respectively.
The Company’s revenues are derived from four product channels. Presented in the table below is the breakout of our revenue streams for each of those product channels the years ended December 31, 2010, 2009, and 2008.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2010	2009	2008
Carrier Systems	$8,549	$10,624	$11,314
Exchanges	$94,212	$60,764	$42,711
Business Process Outsourcing (“BPO”)	$15,586	$14,698	$8,380
Broker Systems	$13,841	$11,599	$12,347

Totals	$132,188	$97,685	$74,752

Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of Ebix and its wholly-owned subsidiaries which include:
Ebix.com, International, Inc., a Delaware corporation
Ebix International, LLC, a Delaware limited liability company
Ebix Insurance Agency, Inc., an Illinois corporation
EbixLife Inc., a Utah corporation
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
Ebix Software India SEZ, Private Limited
Ebix Australia Pty,. Ltd.
Ebix Australia (VIC) Pty. Ltd.
Ebix Exchange-Australia PTY LTD
Ebix New Zealand
Ebix New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Latin America
EIH Holdings AB, a Swedish business corporation
EIH Holdings KB, a Swedish business partnership
Ebix Asia Holdings Inc., a Mauritius business corporation.
USIX Technology, S.A.
The effect of inter-company balances and transactions has been eliminated.
Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, and the provision for income taxes. Actual results may be materially different from those estimates.

Segment Reporting—Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 16.
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
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value. The carrying value of our short-term investments was $6.3 million and $1.8 million at December 31, 2010 and 2009 respectively.
Fair Value of Financial Instruments—The Company follows the relevant FASB and GAAP guidance regarding the determination and measurement of the fair value of financial instruments in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:
•	Level 1 — Quoted prices available in active markets for identical investments as of the reporting date;
•	Level 2 — Inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and,
•
Level 3 — Unobservable inputs, which are to be used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:
•	Foreign currency hedges for which the fair values are measured as a Level 2 instrument.
•	Common share-based put option for which the fair value is measured as Level 2 instrument.
•	Short-term investments for which the fair values are measured as a Level 1 instrument.
The Company believes the carrying amount of its commercial line of credit, term loan, convertible debt (net of discount), and capital lease obligations are a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.
Revenue Recognition and Deferred Revenue—The Company derives its revenues primarily from professional and support services, which includes revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, and business process outsourcing revenue. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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

The Company begins to recognize revenue from license fees for its ASP products upon granting customer access to the respective ASP platform. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Revenues from BPO arrangements, which include call center services, services are primarily performed on a time and material basis, and insurance certificate creation and tracking services are recognized the services are performed. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses and is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the expected term of the relationship with the customer.
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
Deferred revenue includes maintenance and support payments or billings that have been received and recorded prior to performance and, in certain cases, cash collections; initial setup or registration fees under hosting agreements; software license fees received in advance of delivery, acceptance, and/or completion of the earnings process; and amounts received under multi-element arrangements in which objective evidence of the fair value for the undelivered elements does not exist. In these instances revenue is recognized when the fair value of the undelivered elements is determinable or when all contractual. Approximately $5.0 million and $4.1 million of deferred revenue were included in accounts receivable at December 31, 2010 and 2009 respectively.
Allowance for Doubtful Accounts Receivable—Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $1.2 million and $321 thousand during the twelve months ended December 31, 2010 and 2009, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets— Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses. In accordance with the relevant FASB accounting guidance goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit below decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment test as of September 30 each year. During the years ended December 31, 2010, 2009, and 2008, we had no impairment of our reporting unit goodwill balances.

During 2010 the Company recorded $19.2 million of goodwill in connection with the recent acquisitions of MCN Technology & Consulting (“MCN”), Trades Monitor Australia Pty (“Trades Monitor”), Connective Technologies, Inc. (“Connective Technologies”), E-Trek Solutions PTE Ltd, (“E-Trek”), and USIX Technology, S.A. During 2009 the Company recorded $56.0 million of goodwill in connection with the recent acquisitions of E-Z Data, Inc. (“E-Z Data”), Peak Performance Solutions, Inc. (“Peak”), and Facts Services, Inc. (“Facts”) and $4.1 million of additional goodwill with regards to contingent earnout obligations associated with business acquisitions we made in 2008.
Changes in the carrying amount of goodwill for the year ended December 31, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)
Beginning Balance	$157,245	$88,488
Additions	19,211	60,118
Foreign currency translation adjustments	4,146	8,639

Ending Balance	$180,602	$157,245

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty (“P&C”) data exchange and with ten corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to the underlying business acquisitions Ebix had contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the data exchange and CRM platform, and used to deliver services to these carriers and corporate clients cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2010, 2009, and 2008, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. In connection with the acquisition of Telstra during the first quarter of 2008 and the related purchase price allocation, an indefinite-lived asset in the amount of $14.7 million was recorded with respect to the contractual customer relationships existing with the property and casualty insurance carriers in Australia. In connection with the acquisition of E-Z Data during the fourth quarter of 2009 and the related purchase price allocation, an indefinite-lived asset in the amount of $14.2 million was recorded with respect to the contractual customer relationships existing with corporate customers using our CRM platform in the United States.

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

Life
Category	(yrs)
Customer relationships	4-20
Developed technology	3-10
Trademarks	5-10
Non-compete agreements	5
Database	10
Intangible assets for the year ended December 31, 2010 and December 31, 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Intangible assets:
Customer relationships	$24,001	$19,773
Developed technology	9,343	7,935
Trademarks	218	218
Non-compete agreements	418	418
Backlog	140	140
Database	213	—

Total intangibles	34,333	28,484
Accumulated amortization	(11,759)	(7,979)

Intangibles, net	$22,574	$20,505

Indefinite-lived intangibles:
Customer/territorial relationships	$30,552	$29,223
Income Taxes— The Company follows the asset and liability method of accounting for income taxes pursuant to the pertinent guidance issued by the FASB. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards, and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
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

Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $973 thousand, $548 thousand and $413 thousand in 2010, 2009 and 2008, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.
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
Recent Accounting Pronouncements
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance is applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company is adopting this new guidance in the first quarter of 2011 and will apply this guidance to our recent acquisition of ADAM, completed in February 2011.
In January 2010, the FASB issued new guidance regarding disclosures about fair value measurements. The guidance requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in earlier related guidance. Specifically this new guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. Also a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted and applied this pronouncement during its current year ending December 31, 2010.
In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company is adopting this new guidance in the first quarter of 2011.
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
In December 2007, the FASB issued new accounting guidance pertaining to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business and improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance was effective for fiscal years beginning after December 15, 2008, and we applied this new pronouncement to each of our business acquisitions consummated during both the years ending December 31, 2010 and 2009.

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

	For the year ended
	December 31,
	(In thousands, except per share amounts)
Earnings per share:	2010	2009	2008
Basic earnings per common share	$1.69	$1.24	$0.93
Diluted earnings per common share	$1.51	$1.03	$0.76
Basic weighted average shares outstanding	34,845	31,398	29,514
Diluted weighted average shares outstanding	39,018	38,014	36,780

To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	For the year ended
	December 31,
	(in thousands)
	2010	2009	2008
Net income	$59,019	$38,822	$27,314
Convertible debt interest (excludes imputed interest)	10	466	634

Net income for diluted earnings per share purposes	$59,029	$39,288	$27,948

Diluted shares outstanding *	39,018	38,014	36,780

Diluted earnings per common share *	$1.51	$1.03	$0.76

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010
Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2010 there were approximately 3,340,476 shares potentially issuable with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding determined as follows for each years ending December 31, 2010, 2009, and 2008.

	For the year ended
	December 31,
	2010	2009	2008
Basic wtd. avg. shares outstanding	34,845,126	31,398,263	29,514,183
Incremental shares	4,173,187	6,616,094	7,266,174

Diluted shares outstanding	39,018,313	38,014,357	36,780,357

On October 10, 2009 the Company’s Board of Directors approved a 3-for-1 stock split on shares of its common stock (“the “2010 Stock Split”) in the form of a stock dividend. The 2010 Stock Split was effective as of January 4, 2010 for all shares outstanding as of the close of business on December 21, 2009 (the record date). As a result of the 2010 Stock Split, every share of the Company’s common stock was converted into three shares of the Company’s common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the 2010 Stock Split. Furthermore, as a result of the 2010 Stock Split approximately 23.0 million additional shares of common stock were issued and the Company’s issued and outstanding common stock increased to approximately 34.5 and 34.4 million shares, respectively. The issuance of the additional shares has been accounted for as a stock dividend by the transfer of approximately $2.3 million from additional paid-in capital to common stock. Shares reserved for issuance under the Company’s 1996 Incentive Compensation Program, as amended and restated in 2006, and for the Company’s outstanding convertible promissory notes issued in August 2009 were similarly adjusted.
On July 29, 2008 the Board of Directors approved and declared a 3-for-1 stock split in the form of a stock dividend on shares of Ebix’s common stock (the “Stock Split”) effective October 9, 2008 (the “Split Date”) outstanding as of the close of business on September 29, 2008. As a result of the Stock Split, every share of the Company’s common stock was converted into three shares common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged after the Stock Split. Furthermore, as a result of the Stock Split approximately 6.5 million additional shares of common stock were issued and the Company’s issued and outstanding common stock was increased to approximately 9.8 million shares. The issuance of the additional shares was accounted for as a stock dividend by the transfer of approximately $635 thousand from additional paid-in capital to common stock. Shares reserved for issuance under the Company’s 1996 Incentive Compensation Program, as amended and restated in 2006, and for the Company’s 2.5% convertible promissory notes were similarly adjusted. Information presented in these Consolidated Financial Statements and accompanying notes have been retroactively adjusted for all periods presented to reflect the retroactive effect of the stock split.

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
2010 Acquisitions
During the year ended December 31, 2010, Ebix completed several relatively small business acquisitions which are detailed further in the following paragraphs.
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
The aggregate net cash consideration paid by Ebix for all of these acquisitions was $15.2 million and the former shareholders or owners of the acquired companies retain the right to earn up to an additional $12.9 million if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to their respective effective dates of the acquisition. The Company has accrued $8.7 million upon analysis of the fair value of the contingent liabilities and the expected performance of the operating units. The results of operations for each of the business combinations described in the preceding paragraphs have been included in the Company’s consolidated financial statements as of and since each of their respective effective dates of the acquisition.
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

Peak Performance Solutions, Inc. — Effective October 1, 2009, Ebix acquired Peak effective October 1, 2009. Pursuant to the terms of the stock purchase agreement, the Company paid Peak’s shareholders $8.0 million in cash for all of Peak’s outstanding stock. Peak, with operations based out of Columbus, OH, provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. At the acquisition date management estimated that the full $1.5 million earn out would be achieved and paid out, and therefore the amount was accrued and included in the original purchase price allocation. The Company funded this acquisition with internal resources using available cash reserves. In summary in regards to the Peak acquisition the Company recorded goodwill in the amount of $7.5 million, and definite lived assets with respect to acquired customer relationships in the amount of $2.1 million and acquired developed technology in the amount of $509 thousand. During 2010 the Company recognized a $1.5 million reduction to reported general and administrative expenses associated with the reversal of the previously recorded contingent liability earnout obligation because during the subsequent 2010 earnout period the defined revenue targets were not achieved by the Peak operations.
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
2008 Acquisitions
ConfirmNet Corporation—Effective November 1, 2008 Ebix acquired ConfirmNet a provider of insurance certificate creation and tracking services. The Company paid ConfirmNet shareholders $7.36 million for all of ConfirmNet’s stock, and the ConfirmNet shareholders earned an additional $3.1 million for meeting certain revenue objectives during 2008 which was paid in the first quarter of 2009, and earned an additional $3.0 million for meeting certain revenue objectives during 2009 which was paid in the second quarter of 2010. Also during the year ended December 31, 2009, as a result of completing the valuation of acquired assets, the Company reduced goodwill by $617 thousand.
Acclamation Systems, Inc.—Effective August 1, 2008 Ebix acquired Acclamation a developer of supplier software and e-commerce solutions to the health insurance industry, effective August 1, 2008. The Company acquired all of the stock of Acclamation for a payment of $22 million in cash and additional future payments of up to $3 million over a two year period subsequent to the effective date of the acquisition if certain customer revenue targets for the business of the Acclamation division are achieved. No accrual was made for any potential earnout as of December 31, 2010 or 2009 because during the subsequent two annual earnout periods the defined revenue targets were not achieved by the Acclamation operations. The Company also incurred approximately $85 thousand of costs primarily consisting of legal, accounting, due diligence, and filing fees directly related to the closing of the acquisition. Ebix financed this acquisition with a combination of the proceeds from the issuance of convertible debt and available cash reserves. During the year ending December 31, 2009, as a result of the final working capital settlement, the Company recorded a $347 thousand increase to goodwill.
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
The following table summarizes the net assets acquired as a result of the acquisitions that occurred during 2010 and 2009:

	December 31,
(In thousands)	2010	2009
Current assets	$1,511	$1,919
Property and equipment	411	2,065
Intangible assets	5,028	11,276
Indefinite-lived intangibles	—	14,240
Goodwill	19,194	55,970

Total assets acquired	26,144	85,470
Less: liabilities assumed	(10,427)	(19,811)

Net assets acquired	$15,717	$74,776

The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2010 and 2009:

	December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
Intangible asset Category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$3,778	13.2	$7,755	12.6
Developed technology	1,058	7.6	3,103	5.0
Non-compete agreements	—	—	418	5.0
Non-compete agreements	192	10.0	—	—

Total acquired intangible assets	$5,028	11.9	$11,276	10.2

Estimated aggregated future amortization expense for the intangible assets recorded as part of the MCN, Trades Monitor, e-Trek, Connective Technologies, USIX, Facts, Peak, E-Z Data, Confirmnet, Acclamation, Periculum, Telstra, and other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ended December 31, 2011	$3,223
For the year ended December 31, 2012	$2,935
For the year ended December 31, 2013	$2,887
For the year ended December 31, 2014	$2,585
For the year ended December 31, 2015	$1,903
For the years ending after December 31, 2015	$9,041

$22,574

The Company recorded $3.7 million, $2.4 million, and $2.3 million of amortization expense related to acquired intangible assets for the year ended December 31, 2010, 2009, and 2008, respectively.
Note 4: Pro Forma Financial Information (re: 2010 and 2009 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	As Reported	Pro Forma	As Reported	Pro Forma
	2010	2010	2009	2009
		(unaudited)		(unaudited)
	(In thousands)
Revenue	$132,188	$139,047	$97,685	$125,612
Net Income	$59,019	$59,635	$38,822	$38,032
Basic EPS*	$1.69	$1.71	$1.24	$1.69
Diluted EPS*	$1.51	$1.52	$1.03	$1.01

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2.
The preceding unaudited pro forma financial information for the year 2010 includes twelve months of pro forma financial results from the acquisitions of MCN, Trades Monitor, Connective Technologies, E-Trek, and USIX as if these acquisitions had been made on January 1, 2010, whereas the Company’s reported financial statements for the year 2010 include only the following actual financial results: eleven months for MCN; nine months for Trades Monitor; seven months for Connective Technologies; six months for E-Trek and, four months for USIX.
Similarly, the unaudited pro forma financial information for the year 2009 includes twelve months of pro forma financial results from the acquisitions of MCN, Trades Monitor, Connective Technologies, E-Trek, USIX, Facts, E-Z Data and Peak as if these acquisitions had been made on January 1, 2009, whereas the Company’s reported financial statements for the year 2009 include no financial information for the 2009 operating results of MCN, Trades Monitor, Connective Technologies, E-Trek, and USIX, and includes only eight months for Facts, and three months for Peak, and E-Z Data.
In the above table the unaudited pro forma 2010 revenue increased by $13.4 million from the unaudited pro forma 2009 revenue of $125.6 million to $139.0 million, representing an 11% increase.
Note 5: Commercial Bank Financing Facility
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

At December 31, 2010 the outstanding balance on the revolving line of credit was $25.0 million and the facility carried an interest rate of 1.77%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During the twelve month period ending December 31, 2010 the average and maximum outstanding balance on the revolving line of credit was $18.7 million and $25.0 million respectively, and the weighted average interest rate was 1.78%. The balance of the revolving line of credit is included in the long-term section liabilities section of the Consolidated Balance Sheets.
At December 31, 2010 the outstanding balance on the term loan was $5.0 million and it also carried an interest rate of 1.77%. During the twelve months ended December 31, 2010 payments in the aggregate amount of $5.0 million were made against the term loan, and the weighted average interest rate was 1.78%. The balance of the term loan is included in the current liabilities section of the Consolidated Balance Sheets.
Note 6: Convertible Debt
The counterparties to our convertible debt arrangements are and were significant shareholders of the Company’s common stock.
During August 2009 the Company issued three convertible promissory notes raising a total of $25.0 million. Specifically on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with Whitebox VSC, Ltd (“Whitebox”) in an original amount of $19.0 million, which amount is convertible into shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Also on August 26, 2009 the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount is shares of common stock at a conversion price of $16.00 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 26, 2011. Finally, on August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is potentially convertible into 300,000 shares of common stock at a conversion price of $16.67 per share, subject to certain adjustments as set forth in the note. The note has a 0.0% stated interest rate. No warrants were issued with this convertible note. The note is payable in full at its maturity date of August 25, 2011. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. During 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to fully convert all of their August 26, 2009 Convertible Promissory Notes. The Company settled these conversion elections by paying $20 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread, and issuing 283,378 shares of Ebix common stock for the remainder of the conversion spread. The Company also recognized a pre-tax gain in the amount of $24 thousand with respect the settlement of this convertible debt.
In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraph the Company follows the FASB accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance with respect to these convertible debt instruments resulted in the Company recording $24.2 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At December 31, 2010, the carrying value of the Convertible Notes was $4.9 million and the unamortized debt discount was $56 thousand. The liability component of these convertible notes is classified as a current liability and is presented in the current portion of convertible debt in the Company’s Consolidated Balance Sheets because at December 31, 2010 our closing stock price was $23.67 per share, therefore, these notes are considered to be current liabilities based on the relative conversion prices. We recognized non-cash interest expense of $328 thousand during 2010 related to the amortization of the discount on the liability component. At December 31, 2010 the if-converted value of the notes exceeds their principal amounts by $2.1 million. For federal income tax purposes, the issuance of the convertible notes is considered to be an issuance of debt with an original issue discount. The amortization of this discount in future periods is not deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment of $318 thousand to increase our deferred tax liabilities (included in other liabilities) and a corresponding reduction of the related equity component which is in included in additional paid-in capital. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method.
The Company previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010, Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Furthermore, the Company also previously had $20.0 million convertible note with Whitebox originally dated December 18, 2007. On October 7, 2009 the Company exercised its rights as provided in the Agreement and elected to exercise its mandatory conversion option. Accordingly the Company caused Whitebox to surrender the underlying 2.5% Secured Convertible Promissory Note due December 18, 2009, and to convert the remaining principal on said Note in the amount of $5.3 million together with accrued interest thereon in the amount of $105 thousand into 762,810 shares of the Company’s common stock at the conversion price of $7.09 per share.
As of December 31, 2010 the total remaining amount of convertible debt was $5.0 million which solely consists of a $5.0 million convertible note with Rennes Foundation.
Note 7: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2015, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2010 and 2009.
Commitments for minimum rentals under non-cancellable leases and debt obligations as of December 31, 2010 were as follows:

Year	Debt	Capital Leases	Operating Leases
	(in thousands)
2011	$10,157	$302	$2,820
2012	25,000	130	2,224
2013	—	87	2,051
2014	—	20	1,235
2015	—	—	275
Thereafter	—	—	7

Total	$35,157	$539	$8,612

Less: sublease income	—	—	—

Net lease payments	—	$539	$8,612

Less: amount representing interest	—	(65)

Present value of obligations under capital leases	—	$474
Less: current portion	(10,157)	(268)

Long-term obligations	$25,000	$206

Rental expense for office facilities and certain equipment subject to operating leases for 2010, 2009 and 2008 was $4.0 million, $2.7 million, and $2.3 million, respectively.
Sublease income for 2010, 2009 and 2008 was $145 thousand, $141 thousand, and $175 thousand, respectively.
Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees, the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2010 and 2009, the amount accrued on the Company’s consolidated balance sheet was $269 thousand and $132 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2011, is $2.5 million.
Note 8: Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2010, the Company has one equity based compensation plan. No stock options were granted to employees during 2010, 2009, or 2008; however, options were granted to Directors in 2010, 2009 and 2008. Stock compensation expense of $444 thousand, $216 thousand, and $107 thousand was recognized during the year ending December 31, 2010, 2009, and 2008 respectively on outstanding and unvested options.
The fair value of options granted during the twelve months ended 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Weighted average fair values of stock options granted	$21.70	$17.58	$21.38
Expected volatility	54.9%	63.2%	51.4%
Expected dividends	—	—	—
Weighted average risk-free interest rate	0.72%	1.16%	2.58%
Expected life of stock options	3.5 years	3.5 years	3.5 years

A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate Intrinsic
	Within Plans	Outside Plan	Exercise Price	Term (Years)	Value
					(in thousands)
Outstanding at December 31, 2007	4,748,832	22,500	$1.32	4.46	$32,480

Granted	270,000	—	$7.13
Exercised	(300,024)	(8,433)	$4.01
Canceled	—	(8,442)	$5.74

Outstanding at December 31, 2008	4,718,808	5,625	$1.47	3.71	$30,680

Granted	135,000	—	$17.58
Exercised	(302,163)	—	$5.18
Canceled	(9,009)	—	$8.39

Outstanding at December 31, 2009	4,542,636	5,625	$1.69	2.91	$66,344

Granted	45,000	—	$21.70
Exercised	(1,247,160)	(5,625)	$4.99
Canceled	—	—	$—

Outstanding at December 31, 2010	3,340,476	—	$2.22	2.51	$71,638

Exercisable at December 31, 2010	3,092,786	—	$1.28	2.51	$69,259

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $5.7 million, $2.0 million and $1.9 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008, was $1.2 million, $1.5 million, and $1.2 million, respectively.
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

		Grant Date
	Shares	Fair Value
		(in thousands)
Non vested at December 31, 2007	206,589

Granted	200,556	$1,614
Vested	(108,003)
Forfeited	—

Non vested at December 31, 2008	299,142

Granted	236,616	$1,934
Vested	(130,446)
Forfeited	—

Non vested at December 31, 2009	405,312

Granted	50,371	$809
Vested	(241,215)
Forfeited	(4,183)

Non vested at December 31, 2010	210,285

As of December 31, 2010 there was $1.6 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 2.74 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $1.8 million, $742 thousand, and $259 thousand, respectively.

In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.4 million, $1.2 million, and $594 thousand, during each of the years ending December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010 the Company has 1,050,792 shares of common stock reserved for stock option and restricted stock grants.
Note 9: Income Taxes
Income before income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)
Domestic	$13,694	$14,501	$7,921
Foreign	45,960	25,331	20,778

Total	$59,654	$39,832	$28,699

The income tax provision (benefit) consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$527	$1,176	$172
State	362	758	397
Foreign	1,409	3,992	2,962

	2,298	5,926	3,531

Deferred:
Federal	(1,086)	(2,926)	(611)
State	(148)	(444)	(69)
Foreign	(430)	(1,546)	(1,466)

	(1,664)	(4,916)	(2,146)

Total provision for income taxes	$634	$1,010	$1,385

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Statutory rate	35.0%	34.0%	34.0%
Change in valuation allowance	(4.1)%	(18.2)%	(9.8)%
Tax impact of foreign subsidiaries	(25.6)%	(19.5)%	(20.3)%
State income taxes, net of federal benefit	0.6%	1.2%	1.4%
Uncertain tax matters	0.0%	5.1%	1.2%
Permanent differences	(5.5)%	(0.7)%	(0.8)%
Other	0.7%	0.6%	(0.9)%

Effective rate	1.1%	2.5%	4.8%

Current deferred income tax assets and liabilities are included in other current assets and liabilities, and long-term deferred tax assets and liabilities are presented separately on a net basis in the liability section at December 31, 2010 and 2009 in the accompanying Consolidated Balance Sheets. The individual balances in current and long-term deferred tax assets and liabilities are as follows:

	2010	2009
	(In thousands)
Current deferred income tax assets, net of valuation allowance	$922	$625
Long-term deferred income tax assets, net of valuation allowance	11,050	8,869

Total deferred income tax assets	11,972	9,494
Current deferred income tax liabilities	(422)	(147)
Long-term deferred income tax liabilities	(14,591)	(14,016)

Net deferred income tax liability	$(3,041)	$(4,669)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which comprise the deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$334	$—	$284	$—
Share-based compensation	842	—	356	—
Accruals and prepaids	1,068	422	1,085	223
Bad debts	422	—	208	—
Discount on convertible debt	—	143	—	281
Acquired intangible assets	1,008	14,448	792	13,659
Net operating loss carryforwards	10,827	—	13,766	—
Tax credit carryforwards	4,097	—	3,434	—

	18,598	15,013	19,925	14,163
Valuation allowance	(6,626)	—	(10,431)	—

Total deferred taxes	$11,972	$15,013	$9,494	$14,163
During 2010 the Company released the remaining valuation allowance that had been held against a portion of our cumulative legacy net operating loss (“NOL”) carryforwards in the United States that were previously not expected to be realized based the projections of future taxable income expected to be generated by our health benefits division. This valuation allowance was released as management now believes that the uncertainties that had existed as to the performance of our health benefits exchange operating segment related to the potential adverse impacts associated with the than pending health care legislation are no longer relevant. As a result of this valuation release the Company recognized a net deferred tax benefit in the amount of $2.3 million. Additionally the Company is maintaining a valuation allowance in the amount of $6.6 million to fully offset the deferred tax assets associated with cumulative NOL’s that were obtained as a result of previous business acquisitions and for which realization of these assets is not assured due to uncertainties principally associated with limitations on the usage of these acquired NOL’s posed by Section 382 of the U.S. internal revenue code. The effect of the change in the valuation allowance on the effective tax rate is shown net of utilized and expiring net operating loss carry forwards. Changes in the valuation allowance could have a material impact on the Company’s future effective tax rate.
At December 31, 2010, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of $28.5 million (net of $7.5 million utilized to offset domestic taxable income for 2010), which are available to offset future federal and certain state income taxes. A portion of these NOLs will expire in each year 2019 through 2027.
The Company’s consolidated effective tax rate is reduced because of the blend of reduced tax rates in foreign jurisdictions where a significant portion of our income resides. Furthermore, the Company’s world-wide product development operations and intellectual property ownership has been centralized into our India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday which will continue thru 2015; as such local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. This tax holiday had the effect of reducing tax expense by $11.5 million.
The Company’s operations in India are subject to a 19.94% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions is carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions using the 33.99% corporate income tax rate. During the year ended December 31, 2010, the Company accrued or paid $449 thousand in MAT. The accompanying Consolidated Balance Sheets as of December 31, 2010 includes a long-term deferred tax asset in the amount of $3.1 million associated with cumulative future MAT tax credit entitlement
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2006 due to the expiration of the statue of limitations.

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

(in thousands)
Balance at January 1, 2010	$2,954
Additions for tax positions related to current year	$—
Additions for tax positions of prior years	$26
Reductions for tax position of prior years	$—

Balance at December 31, 2010	$2,980

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2010 approximately $602 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.
Note 10: Stock Repurchases
The Board of Directors of Ebix, Inc. previously authorized a share repurchase plan to acquire up to $15 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $15 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. Through December 31, 2010, the Company has repurchased 961,335 shares of its common stock under this plan for total consideration of $12.6 million.
Note 11: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under the FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of December 31, 2010 the Company has in place 24 annual foreign currency hedge contracts maturing between March and September 2011 with a notional value totaling $23.3 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign exchange gains in the consolidated statements of income and was $1.3 million, $498 thousand and $0 for years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 the aggregate fair value of these derivative instruments, which are included in other current assets, in the Company consolidated balance sheet was $1.3 million. The Company has classified the foreign currency hedge, which is measured at fair value on a recurring basis, as a level 2 instrument (i.e. wherein fair value is determined based on observable inputs other than quoted market prices) which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

Also in connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the sellers which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the out option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. For the year ended December 31, 2010 and 2009 the fair value of the put option was recalculated and was determined to have dropped $6.1 million and $89 thousand, respectively, which amount is appropriately shown as other non-operating income in the Consolidated Statement of Income for the year then ended. The Company has classified the put option as a level 2 instrument.
Note 12: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2010 and December 31, 2009, consisted of the following:

	2010	2009
	(In thousands)
Trade accounts payable	$2,569	$1,766
Accrued professional fees	108	109
Acquisition earnout payable	8,911	4,700
Income taxes payable	1,686	1,392
Sales taxes payable	2,005	766
Amounts due to sellers of acquired entities	—	2,181
Other accrued liabilities	65	146

Total	$15,344	$11,060

Note 13: Other Current Assets
Other current assets at December 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
	(In thousands)
Prepaid expenses	$1,930	$1,651
Foreign currency hedges	1,304	500
Sales taxes receivable from customers	1,004	—
Deferred tax assets (net)	500	477
Cash bond	319	—

Total	$5,057	$2,628

Note 14: Property and Equipment
Property and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(In thousands)
Computer equipment	$8,140	$6,937
Buildings	2,992	2,271
Land	80	105
Leasehold improvements	1,565	1,557
Furniture, fixtures and other	2,996	2,507

	15,773	13,377
Less accumulated depreciation and amortization	(7,967)	(5,512)

	$7,806	$7,865

Depreciation expense was $2.4 million, $1.6 million, and $1.0 million, in 2010, 2009 and 2008, respectively.
Note 15: Cash Option Profit Sharing Plan and Trust
The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $284 thousand, $226 thousand, and $161 thousand for the years ending December 31, 2010, 2009 and 2008, respectively.
Note 16: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to geographic locations (all amounts in thousands):
Year ended December 31, 2010

	The		New
	Americas	Australia	Zealand	India	Singapore	Total
Revenue	$99,299	$27,253	$1,480	$—	$4,156	$132,188
Fixed assets	$3,646	$688	$40	$3,161	$271	$7,806
Goodwill and intangible assets	$98,190	$545	$—	$—	$134,993	$233,728
Headcount (unaudited)	533	77	12	530	27	1,179
Year ended December 31, 2009

	The		New
	Americas	Australia	Zealand	India	Singapore	Total
Revenue	$73,431	$21,120	$1,257	$—	$1,877	$97,685
Fixed assets	$4,352	$896	$42	$2,532	$43	$7,865
Goodwill and intangible assets	$147,509	$479	$—	$—	$58,985	$206,973
Headcount (unaudited)	412	66	9	460	11	958
Year ended December 31, 2008

	The		New
	Americas	Australia	Zealand	India	Singapore	Total
Revenue	$48,340	$23,580	$922	$—	$1,910	$74,752
Fixed assets	$2,553	$421	$28	$734	$38	$3,774
Goodwill and intangible assets	$68,739	$41,573	$—	$—	$—	$110,312
Headcount (unaudited)	308	63	9	251	6	637

Note 17: Related Party Transactions
We consider Bank of America/Merrill Lynch (“BAML”) to be a related party because BAML provides commercial financing to the Company and is also a customer to whom the Company sells products and services. Revenues recognized from BAML were $803 thousand, $957 thousand, and $849 thousand for each of the years ending December 31, 2010, 2009, and 2008, respectively. Accounts receivable due from BAML was $69 thousand $232 thousand and $103 thousand at December 31, 2010, 2009 and 2008, respectively.
Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, and as previously authorized by the Company’s Board of Directors, during the year ended December 31, 2010 Ebix donated $39 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of fifty very under privileged children living in the poverty stricken areas of Delhi, India; this amount includes $16 thousand in matching contributions made by our employees.
Note 18: Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2010, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share data)
Year Ended December 31, 2010
Total revenues	$31,603	$32,207	$33,281	$35,097
Gross Profit	24,540	24,780	25,863	27,406
Operating income	12,759	13,008	13,082	13,658
Net income	12,384	14,010	16,681	15,944

Net income per common share:
Basic*	$0.36	$0.40	$0.48	$0.45
Diluted*	$0.32	$0.36	$0.43	$0.42

Year Ended December 31, 2009
Total revenues	$20,668	$22,421	$23,292	$31,304
Gross Profit	16,367	17,889	18,827	23,328
Operating income	8,357	9,260	9,783	11,856
Net income	8,335	8,956	9,434	12,097

Net income per common share:
Basic*	$0.28	$0.29	$0.30	$0.36
Diluted*	$0.23	$0.24	$0.25	$0.31

Year Ended December 31, 2008
Total revenues	$16,639	$17,803	$20,168	$20,142
Gross Profit	13,703	14,578	16,228	16,083
Operating income	6,143	6,905	8,119	8,097
Net income	5,670	6,336	7,398	7,910

Net income per common share:
Basic*	$0.18	$0.22	$0.26	$0.27
Diluted*	$0.16	$0.18	$0.21	$0.22

*	Reflects the 3-for-1 stock split dated January 4, 2010; see Note 2

Note 19: Subsequent Events through March 16, 2011
Completion of a Business Acquisition
On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based A.D.A.M., Inc. (or “ADAM”) with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3,650,914 shares of Ebix common stock pursuant to the merger. This issuance of shares increased the Company’s diluted common share count to approximately 42,068,000 shares. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States.
New Commercial Banking Credit Facility
On March 8, 2011 Ebix and Bank of America N.A. jointly executed a mutually binding commitment letter to amend and expand the existing credit facility. The amended credit facility, which has been expanded to $55 million, is comprised of a three-year $35 million secured revolving credit facility, and a $20 million secured term loan which amortizes over a three year period with quarterly principal and interest payments. The new $55 million credit facility replaces the former $35 million facility that had been with the same lender. The initial interest rate applicable to the credit facility is LIBOR plus 1.50%. The Company expects the closing date to formally execute the associated credit facility agreement documents will be on or before April 15, 2011.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: The Company maintains controls and procedures designed to ensure that it is able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2010, being the date of our most recently completed fiscal year end, in order to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls for the recently acquired businesses of MCN Technology & Consulting LTDA (“MCN”), Trades Monitor Australia, PTY (“Trades Monitor”), Connective Technologies, Inc. (“Connective Technologies”) E-Trek Solutions PTE Ltd (“E-Trek”), and USIX Technology S.A. (“USIX”), for which their financial information is included in the accompanying Consolidated Financial Statements of Ebix, Inc from the effective date of their acquisitions during 2010. In the aggregate these combined units represented approximately 5.9% of the Company’s consolidated revenue for 2010. The effectiveness of the controls for these business operations will be evaluated by management during 2011.
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
Based upon this evaluation and assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported accurately.
Cherry, Bekaert & Holland, L.L.P., the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2010. Cherry, Bekaert &Holland, L.L.P has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited Ebix, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ebix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MCN Technology & Consulting LTDA (MCN), Trades Monitor Aust. PTY (Trades Monitor), Connective Technologies, Inc. (Connective Technologies), E-Trek Solutions PTE LTD (E-Trek), and USIX Technology S.A. (USIX), which are included in the 2010 consolidated financial statements of Ebix, Inc. and which in the aggregate constituted approximately 5.9% of Ebix consolidated revenues for the year ended December 31, 2010. Our audit of internal control over financial reporting of Ebix, Inc. also did not include an evaluation of the internal control over financial reporting of MCN, Trades Monitor, Connective Technologies, E-Trek, and USIX.

In our opinion, Ebix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ebix, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and the related consolidated financial statement schedule for the years ended December 31, 2010, 2009, and 2008 and our report dated March 16, 2011 expressed an unqualified opinion thereon.
Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 16, 2011

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
ROBIN RAINA, 44, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
Areas of Relevant Experience. Mr. Raina’s strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.
HANS U. BENZ, 64, has been a director at EBIX since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.
Areas of Relevant Experience. Mr. Benz’s former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 48, has been a director since June 2004. He is currently the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he has held since October 2010. Prior to that, Mr. Bhalla served as Vice President of Finance for Hewitt Associates, and had been in this role since December 2008. Prior to this position he was Hewitt Associates’ Corporate Controller and served in that position from July 2006 to November 2008. Previously Mr. Bhalla served as Senior Vice President of Finance for MCI Inc. from August 2003 until joining Hewitt Associates, Inc. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002. Mr. Bhalla holds a master’s degree in business administration from the University of Chicago’s Booth School of Business.
Areas of Relevant Experience. Mr. Bhalla has extensive hands on relevant experience in corporate finance and international business transactions.
NEIL D. ECKERT, 48, has been a director since 2005. Mr. Eckert was nominated by Brit to serve on the Company’s board of Directors under an agreement between the Company and Brit. Until August 2010, Neil was Chief Executive of Climate Exchange plc, an AIM listed company. From 1995 until April 2005, Mr. Eckert was Chief Executive of Brit Insurance Holdings PLC which is a UK and International insurance and reinsurance company. Mr. Eckert founded the company in 1995 as an Investment Trust listed on the London Stock Exchange. Neil served Brit as a Non Executive Director from April 2005 until May 2008. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company. Mr. Eckert is also Non-Executive Chairman of Aggregated Micro Power Ltd, a business that specializes in developing and investing in small scale alternative energy projects and technologies. Further, Mr. Eckert is Non-Executive Chairman of Trading Emissions Plc, an AIM listed company which is one of the world’s leading funds investing in emission reduction permits. Mr. Eckert also serves as a director for Ri3K, a United Kingdom technology hub for the reinsurance market and Evofem Inc., an unlisted healthcare company in United States. During the past ten years Mr Eckert has served as a director of the following companies: Titan (South West) Limited, TEP Asia Limited, Climate Corporate Advisory Services Limited, Insurance Futures Exchange Services Limited, and Whetstone Properties Limited.
Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

ROLF HERTER, 47, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company’s Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies.
Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs
HANS UELI KELLER, 59, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of both Swisscontent Corp. AG and Engel & Voelkers Commercial, Switzerland.
Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.
CORPORATE GOVERNANCE
The following table lists our four board committees, the directors who served on them as of the end of 2010 and the number of committee meetings held in 2010.

Corporate Governance and
Name	Audit	Compensation	Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina*
2010 Meetings	5	4	2

C	= Chair

•	= Member

*	= Executive Officer/Director
In addition the Company’s full Board of Directors met in person two times during and over the phone eight times during 2010.
We have two executive officers, Robin Raina and Robert F. Kerris. Information as to Mr. Raina is provided above.
ROBERT F. KERRIS, 57, joined the Company as Chief Financial Officer and Corporate Secretary on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003 and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, selects the independent registered public accounting firm, pre-approves the audit and any non-audit services to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee currently consists of Messrs. Bhalla (Chairman), Keller and Benz. After reviewing the qualifications of the current members of the committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board of Directors has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the NASDAQ listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2010. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2010 all of the Company’s directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Mr. Kerris who received a restricted stock grant on March 21, 2010 and Messrs. Benz, Bhalla, Eckert, Herter and Keller who received grants of stock options on November 22, 2010 and belatedly filed Form 4s for such grants on March 15, 2011.

Item 11:	EXECUTIVE COMPENSATION
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

•
Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2010, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive level personnel for public companies of similar size.

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
Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (c) other specific performance criteria. Under the short-term incentive plan for the fiscal year ended December 31, 2010, an incentive bonus of $1,600,000 was awarded to Robin Raina, and a $81,564 incentive bonus was paid to Robert Kerris.

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

	Award	Target		Actual	Actual
	Percentage	Incentive		Annual	Incentive
	Subject to	Award as a	Actual	Incentive	Award as a
	Objective/	Percentage	Annual	Award as a	Percentage
	Subjective	of Base	Incentive	Percentage	of Base
Short Term Incentive Plan Participant	Criteria	Salary	Award	of Target	Salary
(Name and Position)	(%)	(%)	($)	(%)	(%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/-	200%	1,600,000	100%	200%
Robert F. Kerris, Chief Financial Officer and Corporate Secretary	100/-	50%	81,564	100%	56%
•
Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders.

Nevertheless, the compensation committee in consultation with the entire Board of Directors, determined that it would be preferable to give cash instead of options or meaningful numbers of restricted stock grants to the executives in order to restrict variable expenses and to limit dilution of company stock. Accordingly, the executives have not been given any new options in 2010 and have been given modest restricted stock in 2010.
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

•
Vesting and Holding Periods for Equity Incentive Compensation. As a means to encourage long term thinking and encourage continued employment with us, the Company’s equity awards are usually subject to a multi-year vesting period. Historically, our grants of stock options and restricted stock have vested over a three year period and the committee anticipates that future awards will continue to be subject to multi-year vesting, most likely for similar three year periods. Historically, the Company has not imposed minimum equity ownership requirements for equity compensation awarded to its executive officers, nor has it required any continued ownership of the securities issued pursuant to such awards after vesting. The committee is still evaluating whether such a policy of minimum stock ownership levels or award retention should be implemented and the potential parameters for any award retention policy. It is anticipated that any such policy would provide for sales in the event of hardship and sales sufficient to generate sufficient income to pay taxes in connection with the award or other awards. The Committee does not anticipate making any determination on whether to implement any such policies or the scope of any such policies before the summer of 2010.

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
In 2010, the compensation committee compiled two distinct comparable groups to frame the compensation committee’s deliberations on prospective executive compensation for the Company’s executive officers. One group is a conventionally arranged comparator group that is comprised of a number of companies engaged in insurance and/or finance related activities in the United States market within a range of net revenue and market capitalization that is comparable to Ebix (the “Insurance & Finance Group”). In selecting this group of companies, the Committee focused on the Chief Executive Officer of these companies being either a Founder Chief Executive Officer or a Chief Executive Officer. However, only one such company matched the Company’s net income growth (measured either as one year increases or five year compound annual growth rates (“CAGR”)), five year total shareholder return including reinvestment of dividends (“TSR”), or other relevant measures. Because of the extent of the difference between the Company’s growth and the performance of these comparable companies, the compensation committee believed it important to review the executive compensation practices at those companies that reflected the growth characteristics of Ebix as nearly as could be determined. Accordingly, the compensation committee also searched public filings for companies beyond just the insurance and finance industry with CAGR, TSR and annual revenues similar to the Company’s as well as those entities having had a Founder CEO who had led a high growth trajectory for these companies (the “Growth Group”). The compensation committee believes that the dual comparator groups approach is appropriate to accurately assess the performance and compensation of the Company’s executive officers. The Insurance and Finance Group provides valuable information for use by the compensation committee concerning companies in the same industry sector. The Growth Group provides valuable information for use by the compensation committee about how the Company compared with other companies with similar performance. Consideration was also given to the differences in size, scope, and complexity between the Company and the various members of the respective comparator groups. Such considerations comprise the judgmental factors that the compensation committee considers and are not based on a specific formula or tied to a comparator group. For the surveys of the comparable groups, the compensation committee considered peers to be companies, using data reported, that met the following criteria:
For the Insurance & Finance Group:
•	Market capitalization ranging from $100 million to $700 million
•	A Chief Executive Officer that is either a Founder CEO or a CEO who is seen as a Founder CEO and/or has led a successful turnaround

For the Growth Group:
•	Annualized three year revenue growth between 15% and 74%
•	Market capitalization ranging between approximately $150 million and $1.6 billion
•	A Chief Executive Officer of these companies that is either a Founder CEO or a CEO who has successfully engineered a high growth trajectory.
The compensation committee determined that the following companies met the criteria for the Insurance & Finance Group:
•	Universal Insurance Holdings
•	Safety Insurance Group, Inc.
•	First Mercury Financial Corporation
The compensation committee determined that the following companies met the criteria for the Growth Group:
•	DG Fastchannel
•	Integral Systems
•	Eagle Bulk Shipping
•	Willis Lease
•	Phase Forward
•	Ultimate Software Group
•	Netlogic Microsystems
•	American Science & Engineering
With respect to long-term compensation, all of the five comparable companies in the Insurance and Finance Group award time vested options and/or restricted stock from time to time as long-term incentives. The compensation committee, however, in consultation with the entire Board of Directors, determined that it would be preferable to give cash instead of options or substantial sums of restricted stock grants to the executives in order to restrict variable expenses and to limit dilution of company stock. Accordingly, the executives have not been given any new options in 2010 and have been given modest restricted stock in 2010.
The compensation committee’s survey of the Insurance and Finance Group indicates that the compensation of the Ebix’s Chief Executive Officer was at or above the 25th percentile for the Insurance and Finance Group. The performance of Ebix, however, for the same period defined the 100% percentile for the Insurance and Finance Group in 1 year net growth, 1 year net margin, 1 year shareholder return, 5 year net income CAGR, 5 year revenue CAGR, and 5 year shareholder return. The compensation committee also noted that the Company’s net margin exceeded the net margin of each other member of the Insurance and Finance Group.
The compensation committee’s survey of the Growth Group indicates that total compensation of the Company’s Chief Executive Officer was slightly above the 20th percentile. The compensation committee’s report indicated that the Company was above the 89th percentile in the measure of annualized revenue growth and substantially above the 100th percentile in the important measure of net margins, profitability, and earnings, with Ebix being the leader in all these categories. The Company’s performance was not exceeded by any member of the Growth Group except in the area of annualized growth where one company had marginally higher growth than Ebix.

Against these groups, the base salary of the Company’s Chief Executive Officer is above the 65th percentile mark. The compensation committee noted that the degree of difference between the Company’s base pay practices for its Chief Executive Officer and those of the officers of other companies in the comparable company groups surveyed is justified when considering the broader range of duties pertaining to Ebix’s Chief Executive Officer.
Equity Awards in 2010
In 2010, no stock options and 35,809 shares of restricted stock were granted to the named executive officers of the Company.
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
Potential Payments for Mr. Raina Upon a Change of Control
In 2010 our independent directors unanimously approved the recommendation of the compensation committee regarding changes to the compensation structure for Mr. Raina. Specifically in this regard, the independent directors unanimously approved the Company’s execution of and entry into the Acquisition Bonus Agreement (the “Agreement”) between the Company and Mr. Raina. The Agreement aligns both the interests of the Company’s stockholders and its Mr. Raina. Considering the continued healthy growth of the Company and the prevailing comparatively low price to earnings multiple of Ebix’s common stock, the Board has evaluated the potential threat of the Company itself being an acquisition target. The Agreement serves in part to allow for stockholder value to be maximized by dissuading a potentially hostile acquisition attempt at an unacceptable price. Also, the Board acknowledges that Mr. Raina’s retention is critical to the future success and growth of Ebix, and as such, the Agreement helps to ensure that Mr. Raina will be appropriately awarded for his contributions prior to any potential acquisition event as well as to further motivate Mr. Raina to maximize the value received by all stockholders of Ebix if the Company were to be acquired.

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
Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The committee believes that Ebix’s 2010 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officer in the aggregate to be reasonable and not excessive.
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
Executive Compensation and Director Compensation Tables - All references to any amount of stock, restricted stock, or options in the below tables represent the amounts at December 31, 2010 reflect the effect of the Company’s three-for-one stock split on January 4, 2010.
Summary Compensation Table

									Change in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred
Name and					Stock		Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus		Awards		Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)		($)		($)	($)	($)	($)		Total
Robin Raina, President,	2010	$800,000	$1,600,000	(6)	$525,000	(1)				$42,575	(4)	$2,967,676
Chief Executive Officer	2009	$800,000	$1,300,000		$358,321	(2)				$9,675		$2,467,996
and Chairman of the Board	2008	$550,000	$1,900,000		$307,319	(3)		N/A	N/A	$24,450		$2,781,769
Robert Kerris, Senior Vice	2010	$146,481	$81,564		$50,000					$2,197		$280,242
President—Chief Financial	2009	$135,000	$45,000		$—					$3,025	(5)	$183,025
Officer and Secretary	2008	$135,000	30,000		$—			N/A	N/A	$2,250		$167,250

Footnotes

(1)
During April 2010, the Compensation Committee of the Board of Directors of the Company gave final approval to award 32,751 shares of restricted stock to Robin Raina, the Company’s Chairman, Chief Executive Officer and President. This award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company’s Board of Directors. The number of shares of restricted stock issued to Mr. Raina represent approximately 25% of the aggregate of his total salary and cash bonus compensation earned for 2009, divided by the market price of the Company’s stock on April 1, 2010. This is the date that the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $89,737 related to these shares during the year ended December 31, 2010. The Company recognized a total compensation expense of $358,321 related to all share grants inclusive of the March 25, 2009 grant during the year ended December 31, 2009.

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

(3)
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

(4)
For 2010, the Company made a matching grant pursuant to its 401(k) Plan of $3,676, and provided a grant of $23,000 to the Robin Raina Foundation as well as a matching grant of $11,000 to the same. For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,675, and paid a conveyance expense of $6,000. For 2008, the Company made a matching grant pursuant to its 401(k) Plan of $3,450 and paid additional dependent medical insurance of $11,000, a partial property tax payment of $4,000 and a conveyance expense of $6,000. For 2007, the Company made a matching grant pursuant to its 401(k) Plan of $3,300.

(5)	For 2010, the Company made a matching grant pursuant to its 401(k) Plan of $2,197. For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,025.

(6)	$500,000 of Mr. Raina’s bonus has yet to be paid as of March 16, 2011. This outstanding bonus pertains to the executive’s performance during the year ending December 31, 2010.

Grants of Plan-Based Award

All
Other
Stock
								Awards:	All Other
		Estimated Future			Estimated Future			Number	Option
		Payments Under Non			Payouts Under Equity			of	Awards:	Exercise
		Equity Incentive			Incentive Plan			Shares	Number of	or Base
		Awards			Awards			of	Securities	Price of
		Thresh-		Maxi-	Thresh-		Maxi-	Stock or	Underlying	Option	Full Grant
	Grant	old	Target	mum	old	Target	mum	Units	Options	Awards	Date Fair
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Value
Robin Raina, President, Chief Executive Officer and Chairman of the Board	04/1/10	—	—	—	—	—	—	32,751	—	—	$525,000
Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	03/26/10	—	—	—	—	—	—	3,108	—	—	50,000
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
								Number	Payout
			Equity					of	Value of
			Incentive					Unearned	Unearned
			Plan			Number of		Shares,	Shares,
			Awards:			Shares or	Market	Units or	Units or
	Number of	Number of	Number of			Units of	Value of	Other	Other
	Securities	Securities	Securities			Stock	Shares or	Rights	Rights
	Underlying	Underlying	Underlying			That	Units of	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Stock That	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Have Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)(1)	($)	(#)	($)
Robin Raina, President, Chief						67,179	$1,590,127
Executive Officer and Chairman of the Board	990,000	—	—	$.5944	9-16-2013
	1,125,000	—	—	$.6222	8-23-2012
	450,000	—	—	$1.751	4-2-2014

Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	—	—	—	—	—	3,108	$73,566	—	—

Footnote

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 75,186 shares of Company common stock on February 3, 2006 of which 0 shares were unvested as of December 31, 2010; (ii) a grant of 76,509 shares of Company common stock on May 9, 2007 of which 0 shares were unvested as of December 31, 2010; a grant of 22,500 shares of Company common stock on November 11, 2007 of which 0 shares were unvested as of December 31, 2010; (iv) a grant of 48,222 shares of Company common stock on March 24, 2008 of which 16,074 were unvested as of December 31, 2010; a grant of 44,040 shares of which 18,354 were unvested as of December 31, 2010; and a grant of 32,751 shares of which 32,751 were unvested as of December 31, 2010.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Acquired	on	Acquired	on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	1,125,009	$23,498,963	74,775	$1,300,344
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	N/A	N/A
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
On November 21, 2010, the board of directors granted to each non-employee director 9,000 stock options of which one—fourth will vest during 2011, and the remaining options will vest ratably each quarter in the years 2012, 2013 and 2014. Such grants were made pursuant to board’s policy set forth on November 11, 2007. Each non-employee director received an annual cash retainer of $14,000 during 2009. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on November 17, 2010 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the November 17, 2010 meeting.
On December 4, 2009, the board of directors granted to each non-employee director 27,000 stock options of which one—fourth will vest during 2010, and the remaining options will vest ratably each quarter in the years 2011, 2012 and 2013. Such grants were made pursuant to board’s policy set forth on November 11, 2007. Each non-employee director received an annual cash retainer of $14,000 during 2009. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on October 30, 2009 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 30, 2009 meeting.
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

Director Compensation Chart
Director Compensation

					Change in
					Pension Value
	Fees				and
	Earned or		Option	Non-Equity	Nonqualified
	Paid in	Stock	Awards	Incentive Plan	Deferred	All Other
Name	Cash	Awards	($)	Compensation	Compensation	Compensation	Total
(a)	($)	($)	(1)	($)	Earnings	($)	($)
Pavan Bhalla	$19,000	None	$88,888	None	None	None	$107,888
Hans Ueli Keller	$19,000	None	$88,888	None	None	None	$107,888
Hanz U. Benz	$19,000	None	$88,888	None	None	None	$107,888
Neil D. Eckert	$14,000	None	$88,888	None	None	None	$102,888
Rolf Herter	$14,000	None	$88,888	None	None	None	$102,888

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted prior to 2010.

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2010:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	147,375
Hans Ueli Keller	71,478
Hanz U. Benz	69,780
Neil D. Eckert	117,000
Rolf Herter	90,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2010, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006. Our stockholders also approved the 2010 Stock Incentive Plan at our annual meeting on November 17, 2010. No grants from this plan have yet been made. The table below provides information as of December 31, 2010 related to these plans.

Number
	Number of Securities		of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:

—1996 Stock Incentive Plan, as amended and restated in 2006	3,340,476	$2.22	1,050,792

—2010 Stock Incentive Plan	0	$ N/A	5,000,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Common Stock
		Percent of
Name of Beneficial Owner(1)	Ownership	Class
Fidelity Management and Research Company (2)	3,800,135	9.6%
Rennes Foundation (3)	3,424,079	8.6%
BlackRock Institutional Trust Company, N.A (4)	2,270,891	5.7%
Epic Asset Management Ltd (5)	2,000,589	5.0%
The Vanguard Group (6)	1,805,634	4.5%
Robin Raina (7)	3,925,890	9.9%
Robin Raina Foundation (14)	177,064	*
Robert F. Kerris (8)	4,724	*
Pavan Bhalla (9)	147,375	*
Hans Ueli Keller (10)	71,478	*
Hans U. Benz (11)	69,780	*
Neil D. Eckert (12)	117,000	*
Rolf Herter (13)	117,000	*
Directors, executive officers and nominees as a group (7 persons)		11.7%

*	Less than 1%.

(1)
The following table sets forth, as of March 11, 2011, the ownership of our Common Stock by each of our directors, by each of our Named Executive Officers (as defined on page 12), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

(2)
Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC (“Fidelity”), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G/A dated March 15, 2011, as filed with the SEC. Fidelity reports that sole dispositive power resides in Edward C. Johnson, III and FMR LLC. The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)
The address of the Rennes Foundation is Rätikonerstrasse 13, P.O. Box 125, 9490 Vaduz, Principality of Liechtenstein. The address and information set forth in the table as to this stockholder are based on a Schedule 13G filed by this stockholder on April 2, 2008 and the rights pursuant to that certain convertible note purchased by the Rennes Foundation from the Company on August 25, 2009.

(4)
Ownership consists of shares of our common stock beneficially owned by BlackRock, Inc., BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Limited, BlackRock International Ltd., BlackRock Investment Management, LLC, BlackRock Asset Management Ireland Limited, and. BlackRock International Limited (collectively “BlackRock”), as disclosed on its joint Schedule 13G, dated February 4, ,2011 for the period ended December 31, 2010, as filed with the SEC. BlackRock reports that it has sole voting power and sole dispositive power with respect to 10,295,220 shares. The address of BlackRock is 40 East 52nd Street, New York, New York 10022.

(5)	Based on the Company’s internal records as the Company cannot access any Schedule 13 filing for this holder.

(6)
Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiary, Vanguard Fiduciary Trust Company (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G, dated February 10, 2011, for the period ended December 31, 2010, as filed with the SEC. Vanguard reports that it has sole voting power with respect to 1,895,634 shares, sole dispositive power with respect to 1,766,714 shares and shared dispositive power with respect to 39,920 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(7)
Mr. Raina’s ownership includes 30,660 shares of restricted stock as well as options to purchase 2,565,000 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(8)
Mr. Kerris’ ownership includes 1,036 shares of restricted stock as well as options to purchase 0 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date.

(9)	Mr. Bhalla’s ownership includes options to purchase 102,909 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date.

(10)	Mr. Keller’s ownership includes options to purchase 27,012 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date.

(11)	Mr. Benz’s ownership includes options to purchase 25,314 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date.

(12)	Mr. Eckert’s ownership includes options to purchase 72,534 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date.

(13)	Mr. Herter’s ownership includes options to purchase 45,534 shares of our common stock which are exercisable as of March 11, 2011, or that will become exercisable within 60 days after that date.

(14)
Robin Raina Foundation a 501(c) charity ownership includes 177,064 shares which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company. The Federal Tax ID Number for the foundation is 51-0497387.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Rahul Raina, is the Company’s Assistant Vice President of Business Process Outsourcing and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2010 he was paid a salary of $120,000 and he received a cash bonus in the amount of $25,000. During 2009 he was paid a salary of $120,000, a bonus of $7,500 and received a restricted stock grant on March 14, 2009 of 6,081 shares of common stock at a price of $8.22 per share, which was the fair value of the stock on the date of the grant. Previously in 2003 Rahul Raina was granted options to purchase 225,000 shares of our common stock. The options had a four year vesting period from the date of grant and expire ten years from the date of grant. The options had originally been granted with an exercise price below the fair market value on the date of the grant. In December 2006 these options were amended and the exercise price was increased from $0.32 per share to $0.74 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The option grant was valued using the Black-Scholes option pricing model. This grant was not subject to any of our stockholder approved stock incentive plans. The expense for these options was fully recognized as of December 31, 2007. The options are presently fully vested and as of December 31, 2010 there are 178,000 of such options that are outstanding but unexercised.
Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, during the year ended December 31, 2010 Ebix donated $39 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of fifty very under privileged children living in the poverty stricken areas of Delhi, India; this amount includes $16 thousand in matching contributions made by our employees.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Cherry, Bekaert & Holland, LLP (“CBH”) served as Ebix’s registered public accountants for the years ended December 31, 2010 and 2009.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2010 and 2009 and fees billed for other services rendered during 2010 and 2009 by CBH, our independent registered public accounting firm during these periods.

Services Rendered by Cherry, Bekaert & Holland, LLP	2010	2009
Audit Fees (1)	$339,600	$343,250
Audit Related Fees	$165,346	$—
Tax Fees	$—	$—
All Other Fees (2)	$—	$60,000

(1)	Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)	Includes fees related to the audit of a recently acquired business.
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
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

•	Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:
•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits—The exhibits filed herewith or incorporated by reference are listed on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EBIX, INC. (Registrant)
By:	/s/ ROBIN RAINA
Robin Raina
Chairman of the Board, President and Chief Executive Officer
Date: March 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 16, 2011

/s/ ROBERT F. KERRIS (Robert F. Kerris)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2011

/s/ HANS U. BENZ (Hans U. Benz)	Director	March 16, 2011

/s/ PAVAN BHALLA (Pavan Bhalla)	Director	March 16, 2011

/s/ NEIL D. ECKERT (Neil D. Eckert)	Director	March 16, 2011

/s/ ROLF HERTER (Rolf Herter)	Director	March 16, 2011

/s/ HANS UELI KELLER (Han Ueli Keller)	Director	March 16, 2011

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

2.12
Agreement and Plan of Merger, dated August 29, 2010, by and amongst Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010 and incorporated herein by reference.)

3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

Exhibits

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

Exhibits

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

Exhibits

10.43
Convertible Note Purchase Agreement by and between Ebix, Inc. and the Rennes Foundation dated August 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference

14.1
Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

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

Schedule II
Ebix, Inc.
Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2010, December 31, 2009 and December 31, 2008
Allowance for doubtful accounts receivable (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Beginning balance	$565	$453	$155
Provision for doubtful accounts	1,143	330	298
Write-off of accounts receivable against allowance	(586)	(227)	(87)
Other	4	9	87

Ending balance	$1,126	$565	$453

Valuation allowance for deferred tax assets (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Beginning balance	$(10,431)	$(15,682)	$(5,322)
Decrease (increase)	3,805	5,251	(10,360)

Ending balance	$(6,626)	$(10,431)	$(15,682)