Form 10-Q
period 2011-03-31
EBIX INC
filed 2011-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2011, the number of shares of common stock outstanding was 39,473,751.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating revenue	$40,050	$31,603
Operating expenses:

Cost of services provided	7,307	7,063
Product development	4,619	3,363
Sales and marketing	2,852	1,326
General and administrative	7,761	5,659
Amortization and depreciation	1,877	1,433
Total operating expenses	24,416	18,844

Operating income	15,634	12,759
Interest income	200	88
Interest expense	(215)	(268)
Other non-operating income	(354)	317
Foreign currency exchange gain	1,468	103
Income before income taxes	16,733	12,999
Income tax expense	(1,569)	(615)
Net income	$15,164	$12,384

Basic earnings per common share	$0.40	$0.36

Diluted earnings per common share	$0.37	$0.32

Basic weighted average shares outstanding	38,151	34,747

Diluted weighted average shares outstanding	41,517	39,335
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2011	December 31, 2010

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$35,589	$23,397
Short-term investments	3,724	6,300
Trade accounts receivable, less allowances of $1,083 and $1,126, respectively	35,173	26,028
Other current assets	6,593	5,057
Total current assets	81,079	60,782

Property and equipment, net	9,287	7,806
Goodwill	249,358	180,602
Intangibles, net	41,109	22,574
Indefinite-lived intangibles	30,924	30,552
Other assets	1,104	984
Total assets	$412,861	$303,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,171	$15,344
Accrued payroll and related benefits	4,212	4,536
Short term debt	3,750	5,000
Convertible debt, net of discount of $35 and $56, respectively	4,965	4,944
Current portion of long term debt and capital lease obligations	232	426
Deferred revenue	16,162	8,610
Current deferred rent	221	207
Other current liabilities	73	18
Total current liabilities	45,786	39,085

Revolving line of credit	25,000	25,000
Long term debt and capital lease obligations, less current portion	233	205
Other liabilities	2,991	2,991
Deferred tax liability, net	2,576	3,534
Put option liability	891	537
Deferred revenue	116	126
Long term deferred rent	1,145	554
Total liabilities	78,738	72,032

Commitments and Contingencies, Note 6

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 39,668,672 issued and 39,628,163 outstanding at March 31, 2011 and 36,057,791 issued and 36,017,282 outstanding at December 31, 2010	3,961	3,602
Additional paid-in capital	238,500	153,221
Treasury stock (40,509 shares as of March 31, 2011 and December 31, 2010)	(76)	(76)
Retained earnings	82,806	67,642
Accumulated other comprehensive income	8,932	6,879
Total stockholders’ equity	334,123	231,268
Total liabilities and stockholders’ equity	$412,861	$303,300
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Balance, December 31, 2010	36,057,791	$3,602	(40,509)	$(76)	$153,221	$67,642	$6,879	$231,268
Net income	—	—	—	—	—	15,164	—	15,164	$15,164
Cumulative translation adjustment	—	—	—	—	—	—	2,053	2,053	2,053
Comprehensive income	—	—	—	—	—	—	—	—	$17,217
Repurchase and retirement of common stock	(106,483)	(11)	—	—	(2,384)	—	—	(2,395)
Vesting of restricted stock	64,633	5	—	—	(5)	—	—	—
Exercise of stock options	1,817	—	—	—	1	—	—	1
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	556	—	—	556
Share subscribed for business acquisition	3,650,914	365	—	—	87,111	—	—	87,476
Balance, March 31, 2011	39,668,672	$3,961	(40,509)	$(76)	$238,500	$82,806	$8,932	$334,123
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$15,164	$12,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,877	1,432
Share based compensation	556	425
Provision for doubtful accounts	11	—
Provision for deferred taxes	2,198	(495)
Debt discount amortization on convertible debt	21	105
Unrealized foreign exchange gain/(loss) on forward contracts	(152)	(849)
Unrealized foreign exchange (gain), loss	(1,890)	568
Gain on sale of building	—	(262)
(Gain) loss on put option	354	(55)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,987)	(2,457)
Other assets	1,278	(461)
Accounts payable and accrued expenses	(2,357)	(3,632)
Accrued payroll and related benefits	(1,463)	332
Deferred revenue	689	705
Deferred rent	(55)	23
Other current liabilities	69	(1)
Net cash provided by operating activities	10,313	7,762

Cash flows from investing activities:
Acquisition of ADAM, net of cash acquired	3,529	—
Acquisition of MCN, net of cash acquired	—	(2,828)
Investment in ConfirmNet	—	(2,975)
Purchases of marketable securities, net	(5,384)	(933)
Maturities of marketable securities, net	7,960	—
Capital expenditures	(524)	(343)
Net cash provided by/(used in) investing activities	5,581	(7,079)

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	—	(7,500)
Proceeds from term loan	—	10,000
Principal payments of term loan obligation	(1,250)	(1,250)
Repurchases of common stock	(2,395)	(1,002)
Proceeds from the exercise of stock options	1	176
Payments of capital lease obligations	(102)	(372)
Principal payments of debt obligations	(157)	—
Net cash provided by/(used in) financing activities	(3,903)	52
Effect of foreign exchange rates on cash	201	456
Net change in cash and cash equivalents	12,192	1,191
Cash and cash equivalents at the beginning of the period	23,397	19,227
Cash and cash equivalents at the end of the period	$35,589	$20,418
Supplemental disclosures of cash flow information:
Interest paid	$204	$125
Income taxes paid	$558	$999
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

Effective February 7, 2011, Ebix acquired ADAM on a debt free basis for aggregate consideration in the approximate amount of $88.4 million. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million as part of the purchase consideration.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a variety of on-demand software products and e-commerce services for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in insurance and financial services. The Company has its headquarters in Atlanta, Georgia and also operates in several foreign countries including Australia, Brazil, New Zealand, Singapore, UK, China, Japan, Canada, and India. International revenue accounted for 30.3% and 26.0% of the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Carrier Systems	$1,524	$2,335
Exchanges	31,065	22,871
BPO	3,619	3,493
Broker Systems	3,842	2,904
Totals	$40,050	$31,603
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Revenue Recognition—The Company derives its revenues from professional and support services, which include revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers with installed systems, subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis, fees for hosting software, fees for software license maintenance and registration, business process outsourcing revenue, and the licensing of proprietary and third-party software. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with Financial Accounting Standard Board (“FASB”) and Securities and Exchange Commission ("SEC") accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with such guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
Software development arrangements involving significant customization, modification or production are accounted for in accordance with the appropriate technical accounting guidance issued by FASB using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Accounts receivable are stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable. Bad debt expense incurred during the three month periods ended March 31, 2011 and 2010 was approximately $11 and $0 thousand, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized, rather we are required and do to test goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. We perform our annual impairment tests as of September 30th each year. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. Our 2010 impairment test indicated that there was no impairment of our reporting unit goodwill and indefinite-lived intangible asset balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

(In thousands)
Beginning Balance (December 31, 2010)	$180,602
Additions (see Note 3)	65,570
Foreign currency translation adjustments	3,186
Ending Balance (March 31, 2011)	$249,358
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

Category	Life (yrs)
Customer relationships	4–20
Developed technology	3–10
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$39,534	$24,001
Developed technology	11,616	9,343
Trademarks	2,208	218
Non-compete agreements	418	418
Backlog	140	140
Database	213	213
Total intangibles	54,129	34,333
Accumulated amortization	(13,020)	(11,759)
Finite-lived intangibles, net	$41,109	$22,574

Indefinite-lived intangibles:
Customer/territorial relationships	$30,924	$30,552
Amortization expense recognized in connection with acquired intangible assets was $1.2 million and $853 thousand for the three months ended March 31, 2011 and 2010, respectively.
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
The Company also applies FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In December 2010, the Emerging Issues Task Force of FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance is applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance this first quarter of 2011 and applied it to the disclosures regarding our recent acquisition of ADAM, completed in February 2011.

In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company has adopted this new guidance in the first quarter of 2011 and its adoption did not have a material impact on the Company's consolidated results of operation.

Also in September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements which removes tangible products from the scope of previously issued authoritative guidance on software revenue recognition and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in the first quarter of 2011 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows, as the sale of tangible products are not a significant component of the Company's revenues.

Note 2: Earnings per Share
To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Net income	$15,164	$12,384
Convertible debt interest (excludes imputed interest)	—	10
Net income for diluted earnings per share purposes	$15,164	$12,394
Diluted shares outstanding	41,517	39,335
Diluted earnings per common share	$0.37	$0.32
Diluted shares outstanding were determined as follows for the three months ending March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Basic Weighted Average Shares Outstanding	38,151	34,747
Incremental Shares	3,366	4,588
Diluted Shares Outstanding	41,517	39,335

Note 3: Business Combinations
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. During the three months ended March 31, 2011, Ebix completed its acquisition of ADAM, Inc. ("ADAM") as more fully described below.

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $4.2 million of Adam's operating revenues recognized since February 7, 2011 are included in the Company's revenues reported on its condensed consolidated statement of income for the three months ended March 31, 2011. Due to the fact that many of ADAM specific functions were immediately integrated into Ebix's operations it is not practical nor feasible to separately track and disclose specific earnings from this business combination after the acquisition date. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange division. The Company funded the cash portion of the purchase price using available cash reserves. The Company accounted for this acquisition by recording $65.6 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks.
The unaudited pro forma financial information below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may be realized as a result of combining the two companies or costs that may be incurred in integrating their operations. The pro forma financial information below includes three months of pro forma results for ADAM as if it had been acquired on January 1, 2010, whereas the Company's reported financial statements for the quarter ended March 31, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011 and the Company's historical reported financial statements for the quarter ended March 31, 2010 include no financial results of ADAM .

	Three Months Ending March 31, 2011		Three Months Ending March 31, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands)
Revenue	$40,050	$42,625	$31,603	$38,325
Net Income	$15,164	$16,366	$12,384	$13,048
Basic EPS	$0.40	$0.41	$0.36	$0.34
Diluted EPS	$0.37	$0.38	$0.32	$0.30

The pro forma figures for both periods presented above have been adjusted to remove one-time nonrecurring expenses directly associated with the acquisition of ADAM (specifically a $1.39 investment banking fee and $400 thousand employee severance costs). These combined expenses of $1.78M are included in the as reported amounts for Q1 2011. All pro forma figures above reflect the removal of interest expense related to Adam's operations, as ADAM's debt was fully repaid as a condition precedent to the closing of the acquisition; this resulted in a reduction in the pro forma expenses of $100 thousand in Q1 2010 and $10 thousand in Q1 2011. Additional expense related to amortization of acquired intangible assets has been included in the pro forma's for both years; this has resulted in additional expense of $389 thousand in Q1 2010 and $150 thousand in Q1 2011.
As a result of the 2011 acquisition of Adam, certain qualified costs were capitalized as part of goodwill. These costs were $75 thousand for legal fees related to registering Ebix stock tendered as purchase consideration, and $665 thousand of officer severance costs associated with the terms of pre-existing employment contracts.

Note 4: Debt with Commercial Bank

On February 12, 2010, the Company entered a credit agreement with Bank of America N.A. (“BOA”) providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants including the incurrence of new debt and consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default. See Note 10 regarding an amendment to this credit facility effective April 20, 2011.
At March 31, 2011, the outstanding balance on the revolving line of credit was $25.0 million and the facility carried an interest rate of 1.76%. These balances are included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three month period ending March 31, 2011 the average and maximum outstanding balance on the revolving line of credit was $25.0 million.
At March 31, 2011, the outstanding balance on the term loan was $3.75 million and it also carried an interest rate of 1.76%. During the three months ended March 31, 2011 payments in the aggregate amount of $1.25 million were made against the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

Note 5: Convertible Debt
On August 25, 2009, the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. As of and for the three months ending March 31, 2011 the Company recognized $21 thousand of interest expense and the unamortized discount was $35 thousand. With respect to this convertible note, and in accordance with the terms of the notes, as understood between the Company and the holder, upon a conversion election by the holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company.
Regarding the above discussed convertible promissory note issued in August 2009 the Company applied the FASB’s accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance further requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance resulted in the Company recording $4.83 million as the carrying amount of the debt component, and $170 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that do not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount is being amortized to interest expense over the two year term of the convertible notes. At March 31, 2011, the carrying value of the Convertible Note was $4.97 million and the unamortized debt discount was $35 thousand. We recognized non-cash interest expense of $21 thousand the three months ended March 31, 2011 related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible note will only impact diluted earnings per share when the average price of our common stock exceeds the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. At March 31, 2011 the aggregate as-if converted value of this note exceeded their outstanding principal amount by $2.1 million. We include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method in periods in which the conversion prices are less than the average price of our common stock.
As of March 31, 2011 the total remaining amount of convertible debt was $5.0 million with the Rennes Foundation.

Note 6: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2018, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2011 and 2010. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2011 and 2010 was $963 thousand and $987 thousand, respectively. Sublease income was $0 thousand and $36 thousand, respectively for the three months ended March 31, 2011 and 2010.
Contingencies—The Company is not involved in any significant legal action or claim that, in the opinion of management, could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2011, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $269 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2011, is $2.5 million.

Note 7: Income Taxes
Effective Tax Rate— The Company’s effective tax rate for 2011 reflects the significant tax benefits from having a higher mix of a portion of our operations in foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the related annual period, after separately considering any discrete items unique to the respective interim period being reported. The Company’s effective income tax rate for the three months ended March 31, 2011 rate was 9.38% as compared to 4.73% for the same period in 2010.
At March 31, 2011, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $68.5 million which are available to offset future federal and certain state income taxes. Approximately $40.0 million of these NOL carry-forwards were obtained as a result of the recent acquisition of ADAM in February 2011. A portion of these NOLs will expire during each of the years 2019 through 2027. A valuation allowance in the amount of $6.6 million remains against NOL’s that were acquired as a result of business combinations due to uncertainties as to the level and adequacy of expected future taxable income, and uncertainties regarding the realization of the deferred tax asset associated with these NOL's principally due to limitations regarding their usage posed by Section 382 of the U.S. internal revenue code.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of March 31, 2011 the Company’s Condensed Consolidated Balance Sheet includes a liability of $2.98 million for unrecognized tax benefits which is included in other long-term liabilities. During the three months ended March 31, 2011 there were no changes this liability. A reconciliation of the beginning and ending amount of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2011	$2,980
Additions for tax positions related to current year	$—
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$—
Balance at March 31, 2011	$2,980
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of March 31, 2011 approximately $602 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 8: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of March 31, 2011, the Company has in place twenty-four annual foreign currency hedge contracts maturing between September 2011 and March 2012 with a notional value totaling $23.7 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was $25 thousand and $849 thousand for three months ended March 31, 2011 and 2010, respectively. These gains are in addition to the consolidated foreign exchange gains (losses) equivalent to $1.5 million and $(746) thousand recorded during the three months ended March 31, 2011 and 2010, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. As of March 31, 2011, the aggregate fair value of these derivative instruments, which are included in other current assets, in the Condensed Consolidated Balance Sheet was $1.1 million. The Company has classified its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the each of E-Z Data’s two stockholders. The put option is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 1.49 million shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At March 31, 2011 the fair value of the put option was remeasured and was determined to have increased $354 thousand during the three month period then ended and which amount is included in other non-operating income in the Condensed Consolidated Statement of Income for the period then ended. As of March 31, 2011, the aggregate fair value of this derivative instrument, which is included as a long-term liability in the Condensed Consolidated Balance Sheet, was $891 thousand. The Company has classified the put option, for which the fair value is remeasured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

Note 9: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company's chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following revenue information relates to the Company's geographic locations (all amounts in thousands):
Three Months Ended March 31, 2011

	The Americas	Asia-Pacific	Total
Revenue	$30,643	$9,407	$40,050
Three Months Ended March 31, 2010

	The Americas	Asia-Pacific	Total
Revenue	$23,954	$7,649	$31,603

Note 10: Subsequent Events
Entry Into A Material Definitive Agreement
On April 20, 2011 the Company and certain subsidiaries of the Company, as guarantors, entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, which materially amended the initial credit agreement dated February 12, 2010 .  The Seventh Amendment raises the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan has been raised to $20 million and now amortizes over a three year period with quarterly principal and interest payments commencing on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The initial interest rate applicable to each of the above secured credit facilities under the Seventh Amendment is LIBOR plus 1.50%.
Conversions of Portions of Outstanding Debt
On April 18, 2011, Rennes Foundation elected to fully convert their $5.0 million August 25, 2009 Convertible Promissory Note. The Company settled this conversion election by paying $5.0 million in cash with respect to the principal component and paying $1.76 million in cash with respect to the conversion spread.
At May 9, 2011, all of the Company's convertible debt has been fully repaid.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part I, Item 1A, “Risk Factors” in our 2010 Form 10-K which is incorporated by reference herein, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Singapore, and India wherein we have significant operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
The important risk factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•
Regarding Notes 4, 5, 6 and 10 of the Condensed Notes to the Condensed Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” as pertaining to our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
With respect to Note 6 of the Condensed Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding changes in the market value of our assets or the ultimate actual cost of our commitments and contingencies;

•
With respect Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets; and,

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three month revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s web site, www.sec.gov.
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
The insurance and financial service industries have undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance and financial services in a competitive environment. The insurance markets have particularly experienced a steady increase in the desire to reduce paper-based processes and improve efficiency both at the back-end side and consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
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
Offices and Geographic Information
The Company has its headquarters in Atlanta, Georgia, and it also has domestic operations in Walnut Creek, San Diego and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Columbus, Ohio, and Pasadena, California. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, Singapore, United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification.
Results of Operations — Three-Months Ended March 31, 2011 and 2010
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Carrier Systems	$1,524	$2,335
Exchanges	31,065	22,871
BPO	3,619	3,493
Broker Systems	3,842	2,904
Totals	$40,050	$31,603
During the three months ended March 31, 2011 our total operating revenues increased $8.4 million or 27%, to $40.1 million as compared to $31.6 million during the first quarter of 2010. This revenue increase is primarily the result of the growth achieved across our Exchange channel and the revenue from the acquisition of ADAM since February 7, 2011. The Company continues to efficiently integrate its business acquisitions across all existing operations leveraging product cross-selling opportunities.
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $244 thousand or 3%, from $7.1 million in the first quarter of 2010 to $7.3 million in the first quarter of 2011. This increase is primarily due the additional professional services expenses in support of new revenue streams associated with recent business acquisitions completed during 2010 and 2011.
Non-Recurring Acquisition related expenses
The Company incurred non-recurring expenses of $1.8 million associated with the acquisition of ADAM during the first quarter of 2011. These expenses were related to the investment banking fees paid to LMC Capital, LLC. and severance costs associated with the reduction in ADAM employee count in the first quarter of 2011.
Product Development expenses
The Company’s product development efforts are focused on the development of new operating technologies for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial services industries. Product development expenses increased $1.3 million or 37% from $3.4 million during the first quarter of 2010 to $4.6 million during the first quarter of 2011. This increase is attributable to increased software and system development activities in support of our different Exchanges and the expansion of our technical operations in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.5 million or 115%, from $1.3 million in the first quarter of 2010 to $2.9 million in the first quarter of 2011. This increase is primarily attributable to additional personnel and facility costs associated with increased selling activities primarily in support of our Exchange and Carrier System channels, and additional sales and marketing expenses attributable to our recent acquisition of ADAM.
General and Administrative Expenses
General and administrative expenses increased $2.1 million or 37% from $5.7 million in the first quarter of 2010 to $7.8 million in the first quarter of 2011. This increase is primarily attributable to $1.2 million of additional costs for audit and legal services, and $949 thousand of additional salary costs in connection with administrative staff associated with recent business acquisitions completed during 2010 and 2011.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $444 thousand or 31%, from $1.4 million in the first quarter of 2010 to $1.9 million in the first quarter of 2011. This increase is due to $330 thousand of additional amortization costs primarily associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with our 2011 business acquisition of ADAM and our 2010 acquisitions of Trades Monitor, E-Trek, and USIX. We also incurred $114 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our expanding operations.
Other Non-Operating Gains and Losses
The primary component within non-operating activities for the three months ended March 31, 2011 are net foreign currency gains of $1.5 million, which consisted of $(394) thousand of losses recognized on the settlement and $1.8 million of gains from the re-measurement of financial instruments denominated in other than our functional currencies, and a $25 thousand gain recognized in regards to foreign currency exchange hedging instruments. Partially offsetting these non-operating gains was a loss of $(354) thousand recognized in regards to the increase in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Income Taxes
The income tax provision for the three months ended March 31, 2011 was $1.6 million, which is $954 thousand or 155% greater than the $615 thousand recognized in the same period of 2010. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after considering any discrete items uniquely related to the respective interim reporting period. The effective tax rate utilized for the first quarter of 2011 was 9.38% compared to 4.73% for the same period in 2010 primarily due to increased income in higher tax jurisdictions.

Dividends, Liquidity and Capital Resources
Our ability to generate significant cash flows from our ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense by modest proportions, but which should not adversely impact the Company’s liquidity position. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operation conditions warrant. Presently the Company intends to utilize its cash and other financing resources towards retiring existing outstanding debt obligations and for making strategic accretive acquisitions in the insurance data exchange arena.
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
Our cash and cash equivalents were $35.6 million and $23.4 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company held an additional amount of $3.7 million in fixed bank deposits of more than 90 days, that is not included in the cash and cash equivalents amount of $35.6 million.
Our cash and cash equivalents balance increased during the first quarter primarily due to the $10.3 million of cash provided from our operating activities, $3.5 million of net cash obtained from the ADAM acquisition completed in February, and and $2.6 million was provided from the net maturities of marketable securities (specifically bank certificates of deposit).
Our current ratio improved to 1.77 at March 31, 2011 as compared to 1.56 at December 31, 2010 and our working capital position improved to $35.3 million at March 31, 2011 as compared to $21.7 million at the end of the 2010. The improvement in our short-term liquidity position is primarily the result of the refinancing of our financing facility with our commercial bank. We believe that our ability to generate sustainable significant cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combination

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $4.2 million of Adam's operating revenues recognized since February 7, 2011 are included in the Company's revenues reported on its condensed and consolidated statement of income for the three months ended March 31, 2011. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange division. The Company funded the cash portion of the purchase price using available cash reserves. The Company accounted for this acquisition by recording $65.5 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks.
Operating Activities
During the three months ended March 31, 2011 the Company generated $10.3 million of net cash flow from our ongoing operating activities. The primary components of the cash provided by operations during this three-month interim period consisted of net income of $15.2 million, net of $(1.7) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $1.9 million of depreciation and amortization, $(5.6) million of working capital requirements primarily associated with payments of trade payables and accrued liabilities, and increased outstanding trade receivables, and $556 thousand of non-cash compensation. The Company's operating cash flow was adversely impacted by a $1.5 million advance funding of our April 1st payroll, the payment of an investment banking fee of $1.4 million in connection with the ADAM acquisition, and non-operating payments amounting to $700 thousand related to pre-acquisition obligations of ADAM.

During the three months ended March 31, 2010 the Company generated $7.8 million of net cash flow from operating activities. The primary components of the cash provided by operations for the quarter consisted of net income of $12.4 million, net of $1.4 million of depreciation and amortization, $(6.0) million of working capital requirements primarily associated with payments of trade payables and the additional trade receivables from businesses that we recently acquired, and $425 thousand of non-cash compensation.
Investing Activities
Net cash provided from investing activities during the three months ended March 31, 2011 totaled $5.6 million and was primarily related to the $3.5 million of net cash obtained from the acquisition of ADAM in February 2011 (net of $944 thousand used to settle outstanding ADAM stock options). Also during the recent quarter $(524) thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $2.6 million was provided from the net maturities of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the three months ended March 31, 2010 totaled $7.1 million, of which $2.8 million was used to acquire MCN in January 2010, $3.0 million was used to fulfill an earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), $343 thousand was used for capital expenditures, and $933 thousand was used for investments in marketable securities.
Financing Activities
During the three months ended March 31, 2011 net cash used in financing activities was $3.9 million. During this interim period the Company remitted $1.3 million regarding principal repayments on existing term loan obligations (net of proceeds received), $2.4 million was used to complete open market repurchases of our common stock, and $258 thousand was used to service existing debt and capital lease obligations.

During the three months ended March 31, 2010 net cash provided by financing activities was $52 thousand. $8.75 million of net cash inflow from our Bank of America, N.A. (“BOA”) term loan facility were offset by the $7.5 million used to reduce the outstanding balance on our BOA revolving credit facility and the $1.0 million was used to complete open market repurchases of our common stock.
Commercial Bank Financing Facility
On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment raises the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan has been raised to $20 million and now amortizes over a three year period with quarterly principal and interest payments commencing on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The initial interest rate applicable to each of the above secured credit facilities under the Seventh Amendment is LIBOR plus 1.50%.

On February 12, 2010 the Company entered a credit agreement with BOA providing for a $35 million secured credit facility which is comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortizes over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest due on February 12, 2012. The credit facility had a variable interest rate currently at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement includes financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants regarding the incurrence of new debt and the consummation of new business acquisitions. The Company is in full compliance with all such financial and restrictive covenants and there have been no events of default.
At March 31, 2011 the outstanding balance on the revolving line of credit was $25.0 million and the facility carried an interest rate of 1.76%. This balance is included in long-term liabilities section of the Condensed Consolidated Balance Sheet. During the three month period ending March 31, 2011 the average and maximum outstanding balance on the revolving line of credit was $25.0 million.
At March 31, 2011 the outstanding balance on the term loan was $3.75 million and it also carried an interest rate of 1.76%. During the three months ending March 31, 2011 payments in the aggregate amount of $1.25 million were made against the term loan.
Convertible Debt
On August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share. The note has a 0.0% stated interest rate and no warrants were issued. The note is payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. As of and for the three months ending March 31, 2011, the Company recognized $21 thousand of interest expense and the unamortized discount was $35 thousand. With respect to this convertible note, and in accordance with the terms of the notes, as understood between the Company and the holder, upon a conversion election by the holder, the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Subsequent to the end of our first quarter ending March 31, 2011 and as of April 18, 2011, the Rennes Foundation elected to fully convert their $5.0 million August 25, 2009 Convertible Promissory Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.76 million in cash with respect to the conversion spread. At May 9, 2011, all of the Company's convertible debt has been fully repaid.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of March 31, 2011. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$25,000	$—	$25,000	$—	$—
Convertible debt	$5,000	$5,000	$—	$—	$—
Long-term debt	$3,750	$3,750	$—	$—	$—
Operating leases	$13,537	$3,380	$5,024	$2,731	$2,402
Capital leases	$518	$259	$254	$5	$—
Total	$47,805	$12,389	$30,278	$2,736	$2,402

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the condensed consolidated financial statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2010 Form 10-K.
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
In accordance with Financial Accounting Standard Board ("FASB") and Securities and Exchange Commission Staff Accounting (the “SEC”) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
Software development arrangements involving significant customization, modification or production are accounted for in accordance with the appropriate technical accounting guidance issued by FASB using the percentage-of-completion method. The Company recognizes revenue using periodic reported actual hours worked as a percentage of total expected hours required to complete the project arrangement and applies the percentage to the total arrangement fee.
Allowance for Doubtful Accounts Receivable
Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses, and further reflects the value of expected synergies to be derived from integrating the operations of the businesses we acquire including the value of the acquired workforce. The Company applies the provisions of FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements.

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
These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. Neither during the three months ended March 31, 2011 nor the twelve months ended December 31, 2010 did the Company have any impairment of its reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the condensed notes to consolidated financial statements in this Form 10-Q.
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
The Company also applies FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, New Zealand, Singapore, Brazil and India, and we conduct transactions in the local currencies of each location. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2011 and 2010 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains of $2.1 million and $1.4 million respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.4 million and $852 thousand for the three months ended March 31, 2011 and 2010, respectively.
During 2010 and the three months ended March 31, 2011, we entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of March 31, 2011, the notional value of these contracts that are scheduled to mature between September 2011 and March 2012 is $23.7 million. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Income Statements as part of reported foreign currency exchange gains or losses. We use these instruments as economic hedges intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives primarily offset gains and losses on the intercompany receivables being hedged. For the three months ended March 31, 2011, we recognized a gain of $25 thousand included in “Foreign exchange gain” in the Condensed Consolidated Income Statements. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at March 31, 2011, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $4.1 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $5.0 million. We regularly review hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
During October 2009 in connection with the acquisition of E-Z Data the Company issued a put option to E-Z Data’s two stockholders. The put option, which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, if exercised would enable them to sell the 1.49 million underlying shares of Ebix common stock, that they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the acquisition. The initial fair value of the put option was determined to be $6.6 million in October 2009. The fair value was remeasured as of March 31, 2011 and was determined to be $891 thousand. Changes in fair value of the put option are included in other non-operating income in the Condensed Consolidated Statements of Income. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $278 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the three months ended March 31, 2011.
There were no other material changes to our market risk exposure during the three months ended March 31, 2011. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K.

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS
We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers of this interim report on Form 10-Q should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2011, as part of our publicly-announced share repurchase plan:

	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2010	961,335	$—	$2,409,000
January 1, 2011 to January 31, 2011	—	$—	$2,409,000
February 1, 2011 to February 28, 2011	—	$—	$2,409,000
March 1, 2011 to March 31, 2011	106,483	$22.49	$30,014,000
Total	1,067,818		$30,014,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(2)	Effective March 31, 2011 the Company’s Board of Directors unanimously approved an increase in the size of the Company’s authorized share repurchase plan from $15.0 million to $45.0 million.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	May 10, 2011	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2011	By:	/s/ Robert F. Kerris
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

2.12
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