Form 10-Q
period 2011-06-30
EBIX INC
filed 2011-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2011, the number of shares of common stock outstanding was 37,428,224
.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenue	$42,267	$32,207	$82,317	$63,810
Operating expenses:

Cost of services provided	8,914	7,427	16,221	14,490
Product development	4,802	3,571	9,421	6,934
Sales and marketing	3,261	1,748	6,113	3,074
General and administrative	4,694	5,005	12,455	10,665
Amortization and depreciation	1,991	1,448	3,868	2,880
Total operating expenses	23,662	19,199	48,078	38,043

Operating income	18,605	13,008	34,239	25,767
Interest income	129	127	329	215
Interest expense	(159)	(246)	(374)	(514)
Other non-operating income (losses)	(464)	1,444	(818)	1,761
Foreign currency exchange gain	1,397	233	2,865	336
Income before income taxes	19,508	14,566	36,241	27,565
Income tax benefit (expense)	2,840	(556)	1,271	(1,171)
Net income	$22,348	$14,010	$37,512	$26,394

Basic earnings per common share	$0.57	$0.40	$0.97	$0.76

Diluted earnings per common share	$0.53	$0.36	$0.90	$0.67

Basic weighted average shares outstanding	39,159	34,958	38,658	34,853

Diluted weighted average shares outstanding	42,344	39,275	41,882	39,305
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$23,627	$23,397
Short-term investments	1,780	6,300
Trade accounts receivable, less allowances of $1,766 as of June 30, 2011 and $1,126 as of December 31, 2010	32,829	26,028
Deferred tax asset, net	3,174	—
Other current assets	5,305	5,057
Total current assets	66,715	60,782

Property and equipment, net	9,171	7,806
Goodwill	245,749	180,602
Intangibles, net	40,187	22,574
Indefinite-lived intangibles	31,278	30,552
Deferred tax asset, net	7,110	—
Other assets	1,084	984
Total assets	$401,294	$303,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,076	$15,344
Accrued payroll and related benefits	4,907	4,536
Short term debt	6,664	5,000
Convertible debt, net of discount of $0 as of June 30, 2011 and $56 as of December 31, 2010	—	4,944
Current portion of long term debt and capital lease obligations	186	426
Deferred revenue	14,780	8,610
Current deferred rent	235	207
Put option liability	1,462	—
Other current liabilities	184	18
Total current liabilities	41,494	39,085

Revolving line of credit	8,750	25,000
Long term debt and capital lease obligations, less current portion	11,860	205
Other liabilities	3,654	2,991
Deferred tax liability, net	—	3,534
Put option liability	—	537
Deferred revenue	139	126
Long term deferred rent	1,080	554
Total liabilities	66,977	72,032

Commitments and Contingencies, Note 6

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 38,525,004 issued and 38,484,495 outstanding at June 30, 2011 and 36,057,791 issued and 36,017,282 outstanding at December 31, 2010	3,843	3,602
Additional paid-in capital	213,635	153,221
Treasury stock (40,509 shares as of June 30, 2011 and December 31, 2010)	(76)	(76)
Retained earnings	105,154	67,642
Accumulated other comprehensive income	11,761	6,879
Total stockholders’ equity	334,317	231,268
Total liabilities and stockholders’ equity	$401,294	$303,300
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance, December 31, 2010	36,057,791	$3,602	(40,509)	$(76)	$153,221	$67,642	$6,879	$231,268
Net income	—	—	—	—	—	37,512	—	37,512	$37,512
Cumulative translation adjustment	—	—	—	—	—	—	4,882	4,882	4,882
Comprehensive income	—	—	—	—	—	—	—	—	$42,394
Repurchase and retirement of common stock	(1,308,873)	(131)	—	—	(26,067)	—	—	(26,198)
Vesting of restricted stock	103,663	5	—	—	(5)	—	—	—
Settlement on conversion of convertible debt	—	—	—	—	(1,850)	—	—	(1,850)
Exercise of stock options	21,509	2	—	—	12	—	—	14
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,143	—	—	1,143
Share subscribed for business acquisition	3,650,914	365	—	—	87,111	—	—	87,476
Tax benefit related to share-based compensation	—	—	—	—	70	—	—	70
Balance, June 30, 2011	38,525,004	$3,843	(40,509)	$(76)	$213,635	$105,154	$11,761	$334,317
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$37,512	$26,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,868	2,880
Share based compensation	1,143	905
Provision for doubtful accounts	337	203
Provision (benefit) for deferred taxes	(2,827)	(369)
Debt discount amortization on convertible debt	21	211
Unrealized foreign exchange gain/(loss) on forward contracts	(238)	(49)
Unrealized foreign exchange (gain), loss	(1,769)	(530)
(Gain) loss on put option	925	(1,499)
Reduction of acquisition earnout accruals	(1,868)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,693)	(1,795)
Other assets	825	387
Accounts payable and accrued expenses	(3,482)	(1,926)
Accrued payroll and related benefits	(850)	(709)
Deferred revenue	(781)	(303)
Deferred rent	(120)	(31)
Other current liabilities	867	33
Net cash provided by operating activities	29,870	23,802

Cash flows from investing activities:
Acquisition of ADAM, net of cash acquired	3,529	—
Investment in MCN, net of cash acquired	(381)	(2,931)
Acquisition of Trades Monitor, net of cash acquired	—	(2,749)
Acquisition of Connective Technologies, net of cash acquired	—	(1,337)
Investment in ConfirmNet	(184)	(2,975)
Purchases of marketable securities	(3,080)	(5,701)
Maturities of marketable securities	7,600	—
Capital expenditures	(1,335)	(899)
Net cash provided by/(used in) investing activities	6,149	(16,592)

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	(16,250)	(7,500)
Proceeds from term loan	16,250	10,000
Principal payments of term loan obligation	(3,074)	(2,344)
Repurchases of common stock	(26,198)	(4,999)
Settlement on conversion of convertible debt	(6,761)	—
Proceeds from the exercise of stock options	14	178
Payments of capital lease obligations	(186)	(552)
Net cash used in financing activities	(36,205)	(5,217)
Effect of foreign exchange rates on cash	416	(329)
Net change in cash and cash equivalents	230	1,664
Cash and cash equivalents at the beginning of the period	23,397	19,227
Cash and cash equivalents at the end of the period	$23,627	$20,891
Supplemental disclosures of cash flow information:
Interest paid	$361	$276
Income taxes paid	$1,505	$1,275
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

Effective February 7, 2011, Ebix acquired ADAM for aggregate consideration in the approximate amount of $88.4 million. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million as part of the purchase consideration.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a variety of on-demand software products and e-commerce services for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in insurance and financial services. The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and also operates in several foreign countries including Australia, Brazil, New Zealand, UK, China, Japan, Canada, and India. International revenue accounted for 28.5% and 26.9% of the Company’s total revenue for the six months ended June 30, 2011 and 2010, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrier Systems	$1,468	$2,155	2,992	4,490
Exchanges	32,222	22,749	63,287	45,620
BPO	3,753	3,985	7,372	7,478
Broker Systems	4,824	3,318	8,666	6,222
Totals	$42,267	$32,207	82,317	63,810
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated December 31, 2010 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not included all of the information and related notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit, long-term debt obligations, put option liability, and capital lease obligations is a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.
Revenue Recognition—The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with Financial Accounting Standard Board (“FASB”) and Securities and Exchange Commission ("SEC") accounting guidance on revenue recognition, the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with such guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $26.2 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $6.6 million of unbilled receivables. Approximately $7.2 million of deferred revenue is included in accounts receivable at June 30, 2011. Bad debt expense incurred during the three and six month periods ended June 30, 2011 was approximately $326 thousand and $337 thousand, respectively and $203 thousand for the three and six month periods ended June 30, 2010. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. We perform our annual impairment tests on September 30 each year. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a impairment charges. Our 2010 impairment test indicated that there was no impairment of our reporting unit goodwill and indefinite-lived intangible asset balances.
Changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

(In thousands)
Beginning Balance (December 31, 2010)	$180,602
Additions, net (see Note 3)	58,376
Foreign currency translation adjustments	6,771
Ending Balance (June 30, 2011)	$245,749
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

Category	Life (yrs)
Customer relationships	4–20
Developed technology	3–10
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$39,678	$24,001
Developed technology	11,761	9,343
Trademarks	2,251	218
Non-compete agreements	418	418
Backlog	140	140
Database	217	213
Total intangibles	54,465	34,333
Accumulated amortization	(14,278)	(11,759)
Finite-lived intangibles, net	$40,187	$22,574

Indefinite-lived intangibles:
Customer/territorial relationships	$31,278	$30,552
Amortization expense recognized in connection with acquired intangible assets were $1.2 million and $2.4 million for the three and six ended June 30, 2011 and $865 thousand and $1.7 million for the three and six ended June 30, 2010, respectively.
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
The Company also applies FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In this regard we recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In December 2010, the Emerging Issues Task Force of FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance is applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance during 2011 and applied it to the disclosures regarding our recent acquisition of ADAM, completed in February 2011.

In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company has adopted this new guidance in 2011 and its adoption did not have a material impact on the Company's consolidated results of operation.

Note 2: Earnings per Share
To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income	$22,348	$14,010	$37,512	$26,394
Convertible debt interest (excludes imputed interest)	—	—	—	10
Net income for diluted earnings per share purposes	$22,348	$14,010	$37,512	$26,404
Diluted shares outstanding	42,344	39,275	41,882	39,305
Diluted earnings per common share	$0.53	$0.36	$0.90	$0.67
Diluted shares outstanding were determined as follows for the three and six months ending June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Basic Weighted Average Shares Outstanding	39,159	34,958	38,658	34,852
Incremental Shares	3,185	4,317	3,224	4,453
Diluted Shares Outstanding	42,344	39,275	41,882	39,305

Note 3: Business Combinations
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. During the six months ended June 30, 2011, Ebix completed the acquisition of ADAM, Inc. ("ADAM") as more fully described below.

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares as of acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $10.6 million of Adam's operating revenues recognized since February 7, 2011 are included in the Company's revenues reported on its condensed consolidated statement of income for the six months ended June 30, 2011. Due to the fact that many of ADAM specific functions were immediately integrated into Ebix's operations it is neither practical nor feasible to separately track and disclose specific earnings from this business combination after the acquisition date. The revenue derived from ADAM's portfolio of products and services is included in the Company's Exchange division. The Company initially accounted for this acquisition by recording $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks and the excess purchase price of $59.3 million to goodwill. During the 2nd quarter the Company completed its purchase accounting for the ADAM acquisition for certain tax related matters, resulting in a $6.3 million increase to deferred tax assets and a corresponding reduction to goodwill.

Furthermore and unrelated to the ADAM acquisition, during the 2nd quarter of 2011 the Company recorded a $3.0 million reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010. The Company reduced these estimated accruals after analyzing the ongoing performance of these businesses since they were acquired and considering both information available at the date of the business acquisitions, which accounted for $1.1 million of the reduction, and information currently available, which accounted for $1.9 million of the reduction.
The unaudited pro forma financial information below, which specifically pertains to the ADAM acquisition, is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may be realized as a result of combining the two companies or costs that may be incurred in integrating their operations. The pro forma financial information below includes six months of pro forma results for ADAM as if it had been acquired on January 1, 2010, whereas the Company's reported financial statements for the six months ended June 30, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011 and the Company's historical reported financial statements for the six months ended June 30, 2010 include no financial results of ADAM .

	Six Months Ending June 30, 2011		Six Months Ended June 30, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands)
Revenue	$82,317	$84,889	$63,810	$77,260
Net Income	$37,512	$38,787	$26,394	$28,008
Basic EPS	$0.97	$0.98	$0.76	$0.73
Diluted EPS	$0.90	$0.91	$0.67	$0.65

The pro forma figures for both periods presented above have been adjusted to remove one-time nonrecurring expenses directly associated with the acquisition of ADAM (specifically a $1.39 million investment banking fee and $400 thousand employee severance costs). These combined expenses of $1.79M were included in the as reported amounts for the six months ending June 30, 2011. All pro forma figures above reflect the removal of interest expense related to ADAM's operations, as ADAM's debt was fully repaid as a condition precedent to the closing of the acquisition; this resulted in a reduction in the pro forma expenses of $189 thousand in 2010 and $38 thousand in 2011. Additional expense related to amortization of acquired intangible assets has been included in the pro forma's for both years; this has resulted in additional expense of $778 thousand in 2010 and $150 thousand in 2011.
As a result of the 2011 acquisition of ADAM, certain qualified costs were capitalized as part of goodwill. These costs were $75 thousand for legal fees related to registering Ebix stock tendered as purchase consideration, and $665 thousand of officer severance costs associated with the terms of pre-existing employment contracts.
Note 4: Debt with Commercial Bank

On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and now amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
At June 30, 2011, the outstanding balance on the revolving line of credit was $8.75 million and the facility carried an interest rate of 1.73%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six month period ending June 30, 2011 the average and maximum outstanding balance on the revolving line of credit was $23.3 million and $34.3 million, respectively.
At June 30, 2011, the outstanding balance on the term loan was $18.33 million of which $6.67 million is due within the next twelve months. This term loan also carried an interest rate of 1.73%. During the six months ended June 30, 2011 payments in the aggregate amount of $2.92 million were made against the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

Note 5: Convertible Debt
On August 25, 2009, the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. During the six months ending June 30, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with the terms of the notes, as understood between the Company and the holder, upon a conversion election by the holder the Company had to satisfy the related original principal balance in cash and could have satisfied the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.76 million in cash with respect to the conversion spread.
Regarding the above discussed convertible promissory note, the Company applied the FASB’s accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance required us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance further required a bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance resulted in the Company recording $4.83 million as the original carrying amount of the debt component, and $170 thousand as debt discount and the carrying amount for the equity component. The bifurcation of this convertible debt instrument was based on the calculated fair value of similar debt instruments at August 2009 that did not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount has been amortized to interest expense over the two year term of the convertible notes. We recognized non-cash interest expense of $21 thousand for the six months ended June 30, 2011 related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible note only impacted diluted earnings per share when the average price of our common stock exceeded the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. For all periods in which the Note was outstanding we included the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method in periods in which the conversion prices are less than the average price of our common stock.
As of June 30, 2011 and presently the Company has no remaining convertible debt obligations.

Note 6: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2018, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2011 and 2010. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2011 and 2010 was $2.2 million and $2.0 million, respectively. Sublease income was $0 and $72 thousand, respectively for the six months ended June 30, 2011 and 2010.
Contingencies—Between July 14, 2011 and July 29, 2011, nine securities class action complaints were filed against the Company and certain of its officers in the Southern District of New York, and one class action complaint was filed against the Company and certain of its officers in the Northern District of Georgia. These complaints have yet to be consolidated. The complaints allege that between May 6, 2009 and June 30, 2011 the Company issued a series of materially false and misleading statements regarding its business and financial results, and the adequacy of its internal controls in earnings reports, SEC filings, press releases, and other public statements, which allegedly caused the Company's stock to trade at artificially inflated prices. The plaintiffs seek an unspecified amount of damages. The Company believes that the complaints are not justified, that it has meritorious defenses to each of the plaintiffs' claims, and it intends to vigorously defend itself against these actions. As of June 30, 2011 no liability in the Company's financial statements has been recognized with respect to these class action complaints, as presently a loss is not probable nor able to be reasonably estimated.

The Company is not involved in any other significant legal action or claim that, in the opinion of management, could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2011, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $269 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2011, is $2.5 million.

Note 7: Income Taxes
Effective Tax Rate— The Company’s effective tax rate for 2011 reflects the significant tax benefits from having a higher mix of a portion of our operations in foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the related annual period, after eliminating discrete items unique to the respective interim period being reported. The Company’s effective income tax rate, excluding the effect of discrete items, for the three months ended June 30, 2011 rate was 8.83% as compared to 4.24% for the same period in 2010. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.
The Company recognized a net tax benefit of $1.3 million for the six months ended June 30, 2011. The Company's interim period tax provision, exclusive of discrete items, for this six month period was an expense of $3.3 million which is reflective of the 8.83% effective tax rate. The discrete items recognized during the six months ending June 30, 2011 pertained to the Company's release of the remaining valuation allowances it had held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. These valuation allowances had been previously retained due to uncertainty as to the recoverability of the deferred tax asset in regards to sufficient levels of future expected taxable income, and due to uncertainties as to their utilization posed by the requirements of IRC Section 382. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $4.6 million (net of charges associated with the offsetting of windfall gains realized from the tax deductions pertaining to exercised stock options and vested restricted stock grants).
At June 30, 2011, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $60.1 million which are available to offset future federal and certain state income taxes. Approximately $40.0 million of these NOL carry-forwards were obtained as a result of the recent acquisition of ADAM in February 2011. The Company expects to fully utilize these NOLs before they begin to expire in 2019.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of June 30, 2011 the Company’s Condensed Consolidated Balance Sheet includes a liability of $2.98 million for unrecognized tax benefits which is included in other long-term liabilities. During the three months ended June 30, 2011 there were no changes to this liability. A reconciliation of the beginning and ending amount of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2011	$2,980
Additions for tax positions related to current year	$—
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$—
Balance at June 30, 2011	$2,980
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of June 30, 2011 approximately $602 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 8: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of June 30, 2011, the Company has in place twenty-four annual foreign currency hedge contracts maturing between September 2011 and March 2012 with a notional value totaling $23.7 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was $111 thousand and $46 thousand for six months ended June 30, 2011 and 2010, respectively. These gains are in addition to the consolidated foreign exchange gains equivalent to $2.8 million and $290 thousand recorded during the six months ended June 30, 2011 and 2010, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. As of June 30, 2011, the aggregate fair value of these derivative instruments, which are included in other current assets, in the Condensed Consolidated Balance Sheet was $1.1 million. The Company has classified its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the each of E-Z Data’s two stockholders. The put option, which expires in November 2011, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 1.49 million shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2011 the fair value of the put option liability was remeasured and was determined to have increased $925 thousand during the six month period then ended and with the amount reflected as a loss and is included other non-operating income (losses) in the accompanying Condensed Consolidated Statement of Income. As of June 30, 2011, the aggregate fair value of this derivative instrument, which is included as in current liabilities in the Condensed Consolidated Balance Sheet, was $1.5 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

Note 9: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company's chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following revenue information relates to the Company's geographic locations (all amounts in thousands):
Six Months Ended June 30, 2011

	The Americas	Asia-Pacific	Total
Revenue	$64,050	$18,267	$82,317
Six Months Ended June 30, 2010

	The Americas	Asia-Pacific	Total
Revenue	$47,813	$15,997	$63,810

Note 10: Subsequent Events
Repurchases of Common Stock
Since June 30, 2011 and through August 8, 2011 the Company has purchased an additional 1,059,000 shares of its outstanding common stock for aggregate consideration in the amount of $20.1 million and at an average rate of $19.00 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

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
The important risk factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•
Regarding Note 4 of the Notes to the Condensed Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition,” as pertaining to our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
With respect to Note 6 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding changes in the market value of our assets or the ultimate actual cost of our commitments and contingencies;

•
With respect Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets; and,

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three and six month revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.

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
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Columbus, Ohio, and Pasadena, California as well as an additional office in Atlanta, Georgia. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI) and ISO 9001:2000 certification.
Results of Operations — Three Months Ended June 30, 2011 and 2010
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrier Systems	$1,468	$2,155	$2,992	$4,490
Exchanges	32,222	22,749	63,287	45,620
BPO	3,753	3,985	7,372	7,478
Broker Systems	4,824	3,318	8,666	6,222
Totals	$42,267	$32,207	$82,317	$63,810

During the three months ended June 30, 2011 our total operating revenues increased $10.1 million or 31%, to $42.3 million as compared to $32.2 million during the second quarter of 2010. This revenue increase is the result of the organic growth achieved in our Exchange channel, the revenue from the acquisition of ADAM since February 2011, and partially due to business acquisitions made during 2010. The Company continues to effectively leverage product cross-selling opportunities facilitated by our business acquisitions across all channels.
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $1.5 million or 20%, from $7.4 million in the second quarter of 2010 to $8.9 million in the second quarter of 2011. This increase is primarily due to additional support costs, professional services expenses, and facilities related costs in support of our increased revenue streams inherent with the growth of our business and associated with recent business acquisitions completed during 2010 and 2011.
Product Development expenses
The Company’s product development efforts are focused on the development of new operating technologies for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial services industries. Product development expenses increased $1.2 million or 34% from $3.6 million during the second quarter of 2010 to $4.8 million during the second quarter of 2011. This increase is attributable to increased software and system development activities in support of our different Exchanges, and the expansion of our technical operations in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.5 million or 87%, from $1.7 million in the second quarter of 2010 to $3.2 million in the second quarter of 2011. This increase is primarily attributable to additional personnel and facility costs associated with increased staffing and related selling activities in support of our Exchange and Carrier System channels.
General and Administrative Expenses
General and administrative expenses decreased by $311 thousand or 6% from $5.0 million in the second quarter of 2010 to $4.7 million in the second quarter of 2011. This decrease is primarily attributable to a $1.9 million net reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010. The Company reduced these estimated accruals after considering both information available at the date of the business acquisitions and information currently available, and analyzing the ongoing performance of these businesses since they were acquired. Largely offsetting this expense reduction were additional costs incurred for the Company's insurance plans and added personnel costs incurred in connection with our recent expansion into Latin America.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $543 thousand or 38%, from $1.4 million in the second quarter of 2010 to $2.0 million in the second quarter of 2011. This increase is due to $342 thousand of additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with recent business combinations completed during 2010 and 2011, and in particular the February 2011 acquisition of ADAM. We also incurred $202 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our continued expanding operations.
Other Non-Operating Income or Losses
The primary component within non-operating activities for the three months ended June 30, 2011 was a loss of $(572) thousand recognized in regards to the increase in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company; this put option expires in November 2011. Partially offsetting this loss on the put option was a $108 thousand gain that was recognized upon the settlement of the convertible note payable with the Rennes Foundation.
Income Taxes
The Company recognized a net tax benefit of $2.8 million for the three months ended June 30, 2011. The Company's interim period tax provision for the quarter, net of discrete items, was an expense of $1.7 million and reflects an effective tax rate 8.83% as compared to the 4.24% effective tax rate for the same period a year earlier. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after eliminating any discrete items uniquely related to the respective interim reporting period. Those discrete items during the second quarter were established due to the Company's release of the remaining valuation allowances it had held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. These valuation allowances were originally established due to uncertainty as to the recoverability of the deferred tax asset in regards to sufficient levels of future expected taxable income, and due to uncertainties as to their utilization posed by the requirements of IRC Section 382. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowance the Company recognized a tax benefit of $4.6 million (net of charges associated with the offsetting of windfall gains realized from the tax deductions pertaining to exercised stock options and vested restricted stock grants).

Results of Operations — Six Month Periods Ended June 30, 2011 and 2010

Operating Revenue

During the six months ended June 30, 2011 our total operating revenues increased $18.5 million or 29%, to $82.3 million as compared to $63.8 million during the same period in 2010. This revenue increase is the result of the organic growth achieved in our Exchange channel, the revenue from the acquisition of ADAM since February 2011, and partially due to business acquisitions made during 2010.

Cost of Services Provided

Costs of services provided, increased $1.7 million or 12% during the six months ended June 30, 2011 to $16.2 million as compared to $14.5 million incurred during the same period in 2010. This increase is primarily due to additional support costs, professional services expenses, and facilities related costs in support of our increased revenue streams inherent with the growth of our business and associated with recent business acquisitions completed during 2010 and 2011.
Non-Recurring Acquisition related expenses
During the first quarter of 2011 the Company incurred non-recurring expenses of $1.8 million associated with the acquisition of ADAM in February. These expenses pertained to the $1.4 million investment banking fees paid to LMC Capital, LLC, and approximately $400 thousand of severance costs associated with a partial reduction of ADAM's workforce.

Product Development Expenses

Product development expenses increased $2.5 million or 36% during the six months ended June 30, 2011 to $9.4 million as compared to $6.9 million of costs incurred during the same period in 2010. This increase is attributable to increased software and system development activities in support of our different Exchanges, and the expansion of our technical operations in India.

Sales and Marketing Expenses

Sales and marketing expenses increased $3 million or 99% during the six months ended June 30, 2011 to $6.1 million as compared to $3.1 million recognized during the same period in 2010. This increase is primarily attributable to additional personnel costs associated with increased staffing to support the Company's selling activities for our Exchange and Carrier System channels.

General and Administrative Expenses

General and administrative expenses increased $1.8 million or 17% for the six months ended June 30, 2011 to $12.5 million from $10.7 million for same period in 2010. During the second quarter the Company recorded a $1.9 million net reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010. The Company reduced these estimated accruals after considering both information available at the date of the business acquisitions and information currently available, and analyzing the ongoing performance of these businesses since they were acquired. Offsetting this favorable variance were $3.3 million of increased personnel costs associated with our recent business acquisition in Brazil and of ADAM, and $237 thousand of additional share-based compensation cost.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased by $1 million or 34% during the six months ended June 30, 2011 to $3.9 million as compared to $2.9 million recorded during the same period in 2010. This increase is due to $672 thousand of additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with recent business combinations completed during 2010 and 2011, and particularly the acquisition of ADAM. We also incurred $316 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our continued expanding operations.

Other Non-Operating Income

The primary component within non-operating activities for the six months ended June 30, 2011 was a loss of $(925) thousand recognized in regards to the increase in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company; this put option expires in November 2011. Partially offsetting this loss on the put option was a $108 thousand gain that was recognized upon the settlement of the convertible note payable with the Rennes Foundation.

Income Taxes
The Company recognized a net tax benefit of $1.3 million for the six months ended June 30, 2011. The Company's interim period tax provision for this six month period, net of discrete items, was an expense of $3.3 million and reflects an effective tax rate 8.83% as compared to the 4.25% effective tax rate for the same period a year earlier. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The Company’s cumulative interim period income tax provisions are based on the estimated effective income tax rates applicable to the entire respective annual reporting period, after eliminating any discrete items. Those discrete items during the six months ending June 30, 2011 pertained to the Company's release of the remaining valuation allowances it had held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. These valuation allowances have been previously retained due to uncertainty as to the recoverability of the deferred tax asset in regards to sufficient levels of future expected taxable income, and due to uncertainties as to their utilization posed by the requirements of IRC Section 382. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowance the Company recognized a tax benefit of $4.6 million (net of charges associated with the offsetting of windfall gains realized from the tax deductions pertaining to exercised stock options and vested restricted stock grants).

Dividends, Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future income tax expense is expected to exceed cash outlays for income taxes. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions in the insurance and financial services sector, and to repurchase shares of our common stock as market conditions warrant.
The out option derivative instrument that was issued to the former shareholders of E-Z Data, Inc., acquired in October 2009, expires in November 2011. If exercised the put option would require the Company to repurchase the 1.49 million shares of Ebix common stock these individuals received as part of their purchase consideration, back to the Company at a price of $15.11 per share, or $22.5 million in the aggregate. While we do not believe that the Company's stock price will decrease to $15.11 or below, as there can be no assurances as to future stock prices. However, in any event the Company will be able to satisfy this potential share repurchase obligation with our available cash balances and the cash being generated by our recurring operating activities.
The Company intends to secure the best possible returns from the use of its operating cash flows. Towards this end the Company believes that its available cash resources can generate much higher returns for its shareholders by investing in accretive acquisitions and organic growth initiatives, and repurchasing shares of its common stock, rather than issuing dividends. While the Company does not completely rule out the possibility of issuing dividends in the future, at present it is more inclined to use its cash to generate further improvement in future earnings.
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to our credit facilities and the capital markets, if required and available, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs, cash flows, and the condition of the capital markets in general, as to the availability of debt and equity financing, are subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing facilities or the equity capital markets will be available in amounts or on terms acceptable to us, if at all.
We continue to strategically evaluate our ability to sell additional equity or debt securities, to expand existing or obtain new credit facilities from lenders in order to strengthen our financial position. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or repurchases of our common stock.
Our cash and cash equivalents were $23.6 million and $23.4 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company held an additional amount of $1.8 million in fixed bank deposits of more than 90 days, which is not included in the reported cash and cash equivalents amount of $23.6 million.
Although our cash and cash equivalents balance has remained relatively flat since year end 2010, during the last six months the Company spent $26.2 million to repurchase shares of our common stock, $6.8 million to fully settle convertible debt obligations, and $3.1 million to reduce commercial bank term debt, while effectively maintaining our cash liquidity position.
Our current ratio improved to 1.61 at June 30, 2011 as compared to 1.56 at December 31, 2010 and our working capital position improved to $25.2 million at June 30, 2011 as compared to $21.7 million at the end of the 2010. The improvement in our short-term liquidity position is primarily the result of the settlement of pre-existing convertible debt obligations, additional trade accounts receivables generated by our growing businesses, and the reduction of outstanding accounts payable and accrued expenses. We believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combination

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares as of the acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $10.6 million of ADAM's operating revenues recognized since February 7, 2011 is included in the Company's revenues reported on its condensed and consolidated statement of income for the six months ended June 30, 2011. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange channel. The Company accounted for this acquisition by recording$15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks and the excess purchase price of $59.3 million to goodwill.
Operating Activities
Net cash provided by our operating activities was $19.6 million for the three month period ending June 30, 2011 and $10.3 million for the three month period ending March 31, 2011, aggregating to total net cash provided from operations of $29.9 million for the six months ended June 30, 2011. The primary components of the cash provided by operations during this six month interim period consisted of net income of $37.5 million, net of $(1.1) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $3.9 million of depreciation and amortization, $(11.6) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and increased outstanding trade receivables, and $1.1 million of non-cash share-based compensation. Earlier in the year the Company's operating cash flow was adversely impacted by the payment of an investment banking fee of $1.4 million in connection with the ADAM acquisition, and non-operating payments amounting to $700 thousand related to pre-acquisition obligations of ADAM.

During the six months ended June 30, 2010 the Company generated $23.8 million of net cash flow from operating activities. The primary components of the cash provided by operations during this interim period consisted of net income of $26.4 million, net of $2.9 million of depreciation and amortization, $(4.8) million of working capital requirements primarily associated with payments of trade payables and additional trade receivables, $(1.5) million of net non-cash gains recognized on derivative instruments, and $905 thousand of non-cash equity based compensation.
Investing Activities
Net cash provided from investing activities during the six months ended June 30, 2011 totaled $6.1 million and which primarily consisted of $4.5 million from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, and $3.5 million of cash obtained from the acquisition of ADAM in February 2011 (net of $944 thousand used to settle outstanding ADAM stock options). Partially offsetting these investing cash inflows was $1.3 million used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $565 thousand used to settle earn out obligations in connection with a prior business acquisition.

Net cash used for investing activities during the six months ended June 30, 2010 totaled $16.6 million, of which $2.9 million was used to acquire MCN in January 2010, $2.7 million was used to acquire Trades Monitor in April 2010, $1.3 million was used to acquire Connective Technologies in May 2010, $3.0 million was used to fulfill the second earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), $900 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $5.7 million was used for investments in marketable securities (specifically bank certificates of deposit).
Financing Activities
During the six months ended June 30, 2011 net cash used in financing activities was $36.2 million. This net financing cash outflow consisted of $26.2 million used to complete open market repurchases of our common stock, $16.3 million was used to reduce the balance of our commercial bank revolving credit facility with Bank of America, $6.8 million was used to fully settle outstanding convertible debt obligations, and approximately $186 thousand was used towards principal repayments on existing capital lease obligations, all being partially offset by $13.2 million of proceeds from our recently amended and expanded commercial bank term loan facility (net of $3.0 million of scheduled principal repayments).

During the six months ended June 30, 2010 net cash used in financing activities was $5.2 million. During that interim period $7.5 million of net cash inflow from our commercial banking term loan facility was offset by $7.5 million used to reduce the outstanding balance on the associated revolving credit facility, $5.0 million was used to complete open market repurchases of our common stock, and $1.0 million was used to service existing debt and capital lease obligations.
Commercial Bank Financing Facility
On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment increased the pre-existing revolving credit facility from $25 million to $35 million with its three-year term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and now amortizes over a three year period with quarterly principal and interest payments commencing on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and strategic business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
At June 30, 2011 the outstanding balance on the revolving line of credit was $8.75 million and the facility carried an interest rate of 1.73%. This balance is included in long-term liabilities section of the Condensed Consolidated Balance Sheet. During the six month period ending June 30, 2011 the average and maximum outstanding balance on the revolving line of credit was $23.3 million and $34.3 million, respectively.

At June 30, 2011, the outstanding balance on the term loan was $18.33 million of which $6.67 million is due within the next twelve months. This term loan June 30, 2011 also carried an interest rate of 1.73%. During the six months ending June 30, 2011 payments in the aggregate amount of $3.0 million were made against the term loan.
Convertible Debt

On August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on this convertible note using an interest rate of 1.75% and discounted their carrying value accordingly. During the six months ending June 30, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with its terms, as was understood between the Company and the holder, upon a conversion election by the holder, the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.76 million in cash with respect to the conversion spread.
Presently and at June 30, 2011 the Company has no remaining convertible debt obligations.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of June 30, 2011. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$8,750	$—	$8,750	$—	$—
Long-term debt	$18,333	$6,664	$11,669	$—	$—
Operating leases	$14,157	$3,788	$5,423	$2,452	$2,494
Capital leases	$445	$227	$218	$—	$—
Total	$41,685	$10,679	$26,060	$2,452	$2,494

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the condensed consolidated financial statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2010 Form 10-K.
Application of Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Revenue Recognition
The Company derives its revenues from professional and support services, which include: (a) revenue generated from software development projects and associated fees for consulting; (b) implementation, training, and project management provided to customers with installed systems; (c) subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis; (d) fees for hosting software, fees for software license maintenance and registration, business process outsourcing revenue; (e) and the licensing of proprietary and third-party software. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.

In accordance with Financial Accounting Standard Board ("FASB") and Securities and Exchange Commission Staff Accounting (the “SEC”) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company generally uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition.
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
Projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and accordingly could result in a goodwill impairment charge. Neither during the six months ended June 30, 2011 nor the twelve months ended December 31, 2010 did the Company have any impairment of its reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Singapore, Brazil and India, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2011 and 2010 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains or (losses) of $4.9 million and $(766) thousand, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.9 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.
The Company has entered into a series of one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S. dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of June 30, 2011, the notional value of these contracts that are scheduled to mature between September 2011 and March 2012 is $23.7 million. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Statements of Income as part of reported foreign currency exchange gains or losses. We use these instruments as economic hedges intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives typically offset gains and losses on the intercompany receivables being hedged. For the six months ended June 30, 2011, we recognized a gain of $111 thousand included in “Foreign exchange gain” in the Condensed Consolidated Statements of Income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at June 30, 2011, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $3.7 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $5.9 million. We regularly review hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
During October 2009 in connection with the acquisition of E-Z Data the Company issued a put option to E-Z Data’s two stockholders. The put option, which is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition and expires in November 2011, if exercised would enable them to sell the 1.49 million underlying shares of Ebix common stock, that they received as part of the purchase consideration, back to the Company at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the acquisition. The initial fair value of the put option was determined to be $6.6 million in October 2009. The fair value was remeasured as of June 30, 2011 and was determined to be $1.5 million. Changes in fair value of the put option are included in other non-operating income in the Condensed Consolidated Statements of Income. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $653 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the six months ended June 30, 2011.
There were no other material changes to our market risk exposure during the six months ended June 30, 2011. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

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

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2011, as part of our publicly-announced share repurchase plan:

	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2010	961,335	$—	$2,409,000
January 1, 2011 to March 31, 2011	106,483	$22.49	$30,014,000
April 1, 2011 to April 30, 2011	173,790	$22.41	$26,119,000
May 1, 2011 to May 31, 2011	233,300	$21.15	$21,185,000
June 1, 2011 to June 30, 2011	795,300	$18.83	$61,210,000
Total	2,270,208		$61,210,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	August 9, 2011	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ Robert F. Kerris
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

10.4
Seventh Amendment to Credit Agreement, dated as of April 20, 2011, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 21, 2011) and incorporated herein by reference.

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