Form 10-Q
period 2011-09-30
EBIX INC
filed 2011-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2011, the number of shares of common stock outstanding was 36,336,208
.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenue	$42,602	$33,281	$124,919	$97,091
Operating expenses:

Cost of services provided	8,710	7,418	24,931	21,908
Product development	4,964	3,294	14,385	10,228
Sales and marketing	3,440	1,685	9,553	4,759
General and administrative	5,785	6,249	18,240	16,914
Amortization and depreciation	1,749	1,553	5,617	4,433
Total operating expenses	24,648	20,199	72,726	58,242

Operating income	17,954	13,082	52,193	38,849
Interest income	100	163	429	378
Interest expense	(218)	(236)	(592)	(750)
Other non-operating income (loss)	33	3,917	(785)	5,678
Foreign currency exchange gain (loss)	(230)	523	2,635	859
Income before income taxes	17,639	17,449	53,880	45,014
Income tax benefit (expense)	(1,103)	(768)	168	(1,939)
Net income	$16,536	$16,681	$54,048	$43,075

Basic earnings per common share	$0.44	$0.48	$1.41	$1.24

Diluted earnings per common share	$0.41	$0.43	$1.31	$1.10

Basic weighted average shares outstanding	37,345	34,592	38,215	34,765

Diluted weighted average shares outstanding	40,449	39,020	41,400	39,218
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$13,941	$23,397
Short-term investments	1,663	6,300
Trade accounts receivable, less allowances of $1,999 as of September 30, 2011 and $1,126 as of December 31, 2010	31,242	26,028
Deferred tax asset, net	3,127	—
Other current assets	4,410	5,057
Total current assets	54,383	60,782

Property and equipment, net	8,718	7,806
Goodwill	237,863	180,602
Intangibles, net	38,380	22,574
Indefinite-lived intangibles	30,493	30,552
Deferred tax asset, net	10,196	—
Other assets	974	984
Total assets	$381,007	$303,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,050	$15,344
Accrued payroll and related benefits	4,563	4,536
Short term debt	6,667	5,000
Convertible debt, net of discount of $0 as of September 30, 2011 and $56 thousand as of December 31, 2010	—	4,944
Current portion of long term debt and capital lease obligations	154	426
Deferred revenue	16,380	8,610
Current deferred rent	250	207
Put option liability	1,430	—
Other current liabilities	998	18
Total current liabilities	50,492	39,085

Revolving line of credit	10,250	25,000
Long term debt and capital lease obligations, less current portion	10,159	205
Other liabilities	3,635	2,991
Deferred tax liability, net	—	3,534
Put option liability	—	537
Deferred revenue	139	126
Long term deferred rent	1,012	554
Total liabilities	75,687	72,032

Commitments and Contingencies, Note 6

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 36,534,976 issued and 36,494,467 outstanding at September 30, 2011 and 36,057,791 issued and 36,017,282 outstanding at December 31, 2010	3,649	3,602
Additional paid-in capital	179,619	153,221
Treasury stock (40,509 shares as of September 30, 2011 and December 31, 2010)	(76)	(76)
Retained earnings	121,690	67,642
Accumulated other comprehensive income	438	6,879
Total stockholders’ equity	305,320	231,268
Total liabilities and stockholders’ equity	$381,007	$303,300
See accompanying notes to the condensed consolidated financial statements.
Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity and Comprehensive Income
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance, December 31, 2010	36,057,791	$3,602	(40,509)	$(76)	$153,221	$67,642	$6,879	$231,268
Net income	—	—	—	—	—	54,048	—	54,048	$54,048
Cumulative translation adjustment	—	—	—	—	—	—	(6,441)	(6,441)	(6,441)
Comprehensive income	—	—	—	—	—	—	—	—	$47,607
Repurchase and retirement of common stock	(3,322,973)	(332)	—	—	(60,670)	—	—	(61,002)
Vesting of restricted stock	127,735	12	—	—	(12)	—	—	—
Settlement on conversion of convertible debt	—	—	—	—	(1,850)	—	—	(1,850)
Exercise of stock options	21,509	2	—	—	12	—	—	14
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,737	—	—	1,737
Share subscribed for business acquisition	3,650,914	365	—	—	87,111	—	—	87,476
Tax benefit related to share-based compensation	—	—	—	—	70	—	—	70
Balance, September 30, 2011	36,534,976	$3,649	(40,509)	$(76)	$179,619	$121,690	$438	$305,320
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$54,048	$43,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,617	4,433
Share based compensation	1,737	1,376
Provision for doubtful accounts	747	341
Benefit for deferred taxes	(5,870)	(89)
Debt discount amortization on convertible debt	21	303
Unrealized foreign exchange (gain) loss on forward contracts	909	(1,270)
Unrealized foreign exchange gain	(4,047)	(277)
(Gain) loss on put option	893	(5,416)
Reduction of acquisition earnout accruals	(3,048)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,985)	(5,020)
Other assets	422	(1,219)
Accounts payable and accrued expenses	1,916	(1,140)
Accrued payroll and related benefits	(959)	(369)
Deferred revenue	1,024	(859)
Deferred rent	(188)	(70)
Other current liabilities	1,696	41
Net cash provided by operating activities	51,933	33,840

Cash flows from investing activities:
Acquisition of ADAM, net of cash acquired	3,529	—
Investment in MCN, net of cash acquired	(381)	(2,931)
Acquisition of Trades Monitor, net of cash acquired	—	(2,749)
Acquisition of Connective Technologies, net of cash acquired	—	(1,337)
Acquisition of E-Trek, net of cash acquired	—	(1,011)
Acquisition of USIX, net of cash acquired	—	(6,844)
Investment in ConfirmNet	(184)	(2,975)
Investment in Facts	(12)	(11)
Investment in Periculum	—	(4)
Maturities of marketable securities	7,600	—
Purchases of marketable securities	(2,963)	(4,952)
Capital expenditures	(1,863)	(1,325)
Net cash provided by/(used in) investing activities	5,726	(24,139)

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	(14,750)	(2,100)
Proceeds from term loan	16,250	10,000
Principal payments of term loan obligation	(4,740)	(3,751)
Repurchases of common stock	(56,548)	(10,649)
Settlement on conversion of convertible debt	(6,761)	(12,021)
Proceeds from the exercise of stock options	14	231
Payments of capital lease obligations	(253)	(683)
Net cash used in financing activities	(66,788)	(18,973)
Effect of foreign exchange rates on cash	(327)	1,308
Net change in cash and cash equivalents	(9,456)	(7,964)
Cash and cash equivalents at the beginning of the period	23,397	19,227
Cash and cash equivalents at the end of the period	$13,941	$11,263
Supplemental disclosures of cash flow information:
Interest paid	$579	$410
Income taxes paid	$1,757	$1,589
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

As of September 30, 2011, $4.5 million was accrued for 297,000 repurchased shares for which settlement did not occur until October 2011.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) provides a variety of on-demand software products and e-commerce services for the insurance and financial industries ranging from carrier systems, agency systems and exchanges to custom software development for carriers, brokers, and agents involved in insurance and financial services. The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and also operates in several foreign countries including Australia, Brazil, New Zealand, UK, China, Japan, Canada, and India. International revenue accounted for 28.5% and 27.5% of the Company’s total revenue for the nine months ended September 30, 2011 and 2010, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrier Systems	$1,274	$2,228	$4,266	$6,718
Exchanges	33,021	23,505	96,308	69,125
BPO	3,576	4,096	10,948	11,574
Broker Systems	4,731	3,452	13,397	9,674
Totals	$42,602	$33,281	$124,919	$97,091
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2010 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the relevant technical accounting guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Generally these types of arrangements include deliverables pertaining to software licenses, system set-up, and professional services associated with product customization or modification. Delivery of the various contractual elements typically occurs over periods of less than eighteen months. These arrangements generally do not have refund provisions or have very limited refund terms.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $23.8 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $7.4 million of unbilled receivables. Approximately $9.7 million of deferred revenue is included in accounts receivable at September 30, 2011. Bad debt expense incurred during the three and nine month periods ended September 30, 2011 was approximately $410 thousand and $747 thousand, respectively and $140 thousand and $341 thousand for the three and nine month periods ended September 30, 2010. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. We perform our annual impairment tests on September 30 each year. Our annual impairment evaluation considers both qualitative and quantitative factors. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a impairment charges. Our 2010 impairment test indicated that there was no impairment of our reporting unit goodwill and indefinite-lived intangible asset balances. The Company will be conducting its 2011 annual impairment evaluation of goodwill and indefinite-lived intangible assets during the fourth quarter.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

(In thousands)
Beginning Balance (December 31, 2010)	$180,602
Additions, net (see Note 3)	58,389
Foreign currency translation adjustments	(1,128)
Ending Balance (September 30, 2011)	$237,863
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

Category	Life (yrs)
Customer relationships	4–20
Developed technology	3–10
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$39,359	$24,001
Developed technology	11,439	9,343
Trademarks	2,157	218
Non-compete agreements	418	418
Backlog	140	140
Database	207	213
Total intangibles	53,720	34,333
Accumulated amortization	(15,340)	(11,759)
Finite-lived intangibles, net	$38,380	$22,574

Indefinite-lived intangibles:
Customer/territorial relationships	$30,493	$30,552
Amortization expense recognized in connection with acquired intangible assets were $1.2 million and $3.6 million for the three and nine ended September 30, 2011 and $1 million and $2.7 million for the three and nine ended September 30, 2010, respectively.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In June 2011, the Financial Accounting Standards Board ("FASB") issued new financial reporting guidance regarding the reporting of "other comprehensive income, or (OCI)". This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company will adopt this new guidance in the first quarter of 2012.

In September 2011, the FASB issued new technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance is effective for annual and interim goodwill impairment evaluations performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company will apply this new guidance to its 2011 annual impairment evaluation of goodwill and indefinite-lived intangible assets to be completed during the fourth quarter.

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

Note 2: Earnings per Share
To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income	$16,536	$16,681	$54,048	$43,075
Convertible debt interest (excludes imputed interest)	—	—	—	10
Net income for diluted earnings per share purposes	$16,536	$16,681	$54,048	$43,085
Diluted shares outstanding	40,449	39,020	41,400	39,218
Diluted earnings per common share	$0.41	$0.43	$1.31	$1.10
Diluted shares outstanding were determined as follows for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Basic Weighted Average Shares Outstanding	37,345	34,592	38,215	34,765
Incremental Shares	3,104	4,428	3,185	4,453
Diluted Shares Outstanding	40,449	39,020	41,400	39,218

Note 3: Business Combinations
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. During the nine months ended September 30, 2011, Ebix completed the acquisition of ADAM, Inc. ("ADAM") as more fully described below.

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares as of acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $16.9 million of Adam's operating revenues recognized since February 7, 2011 are included in the Company's revenues reported on its condensed consolidated statement of income for the nine months ended September 30, 2011. Due to the fact that many of ADAM specific functions were immediately integrated into Ebix's operations it is neither practical nor feasible to separately track and disclose specific earnings from this business combination after the acquisition date. The revenue derived from ADAM's portfolio of products and services is included in the Company's Exchange division. The Company initially accounted for this acquisition by recording $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks and the excess purchase price of $65.6 million to goodwill. During the 2nd quarter the Company completed its purchase accounting for the ADAM acquisition for certain tax related matters, resulting in a $6.3 million increase to deferred tax assets and a corresponding reduction to goodwill, bringing the recognized goodwill amount down to $59.3 million.

Furthermore and unrelated to the ADAM acquisition, during the 2nd and 3rd quarters of 2011 the Company recorded $4.2 million of reductions to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010. The Company reduced these estimated accruals after analyzing the ongoing performance of these businesses since they were acquired and considering information available at the date of the business acquisitions which accounted for $1.1 million of the reduction and was recorded as a decrease to goodwill, and information currently available which accounted for $3.1 million of the reduction and was recorded as a decrease to general and administrative expenses.
The unaudited pro forma financial information below, which specifically pertains to the ADAM acquisition, is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may be realized as a result of combining the two companies or costs that may be incurred in integrating their operations. The pro forma financial information below includes nine months of pro forma results for ADAM as if it had been acquired on January 1, 2010, whereas the Company's reported financial statements for the nine months ended September 30, 2011 excludes ADAM's financial results for the period January 1, 2011 thru February 6, 2011 and thus only include the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011. The Company's historical reported financial statements for the nine months ended September 30, 2010 include no financial results of ADAM. The unaudited pro forma diluted earnings per share below reflects a $0.25 per share increase from $1.07 per share for the nine months ended September 30, 2010 to $1.32 per share for the nine months ended September 30, 2011.

	Nine Months Ending September 30, 2011		Nine Months Ending September 30, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands)
Revenue	$124,919	$127,493	$97,091	$117,439
Net Income	$54,048	$55,323	$43,075	$45,968
Basic EPS	$1.41	$1.43	$1.24	$1.20
Diluted EPS	$1.31	$1.32	$1.10	$1.07

The pro forma figures for both periods presented above have been adjusted to remove one-time nonrecurring expenses directly associated with the acquisition of ADAM (specifically a $1.39 million investment banking fee and $400 thousand employee severance costs). These combined expenses of $1.79M were included in the as reported amounts for the nine months ending September 30, 2011. All pro forma figures above reflect the removal of interest expense related to ADAM's operations, as ADAM's debt was fully repaid as a condition precedent to the closing of the acquisition; this resulted in a reduction in the pro forma expenses of $258 thousand in 2010 and $38 thousand in 2011. Additional expense related to amortization of acquired intangible assets has been included in the pro forma's for both years which resulted in additional expense of $1.2 million in 2010 and $150 thousand in 2011.
As a result of the 2011 acquisition of ADAM, certain qualified costs were capitalized as part of goodwill. These costs were $75 thousand for legal fees related to registering Ebix stock tendered as purchase consideration, and $665 thousand of officer severance costs associated with the terms of pre-existing employment contracts.
Note 4: Debt with Commercial Bank

On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and now amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and is amortizing these costs into interest expense over the three-yeart life of the credit agreement. As of September 30, 2011 the Company's Condensed Consolidated Balance Sheet includes $164 thousand of remaining deferred financing costs. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
At September 30, 2011, the outstanding balance on the revolving line of credit was $10.2 million and the facility carried an interest rate of 1.71%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine month period ending September 30, 2011 the average and maximum outstanding balance on the revolving line of credit was $19.5 million and $34.3 million, respectively.
At September 30, 2011, the outstanding balance on the term loan was $16.7 million of which $6.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.71%. During the nine months ended September 30, 2011 payments in the aggregate amount of $4.6 million were made against the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

Note 5: Convertible Debt
On August 25, 2009, the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. During the nine months ending September 30, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with the terms of the notes, as understood between the Company and the holder, upon a conversion election by the holder the Company had to satisfy the related original principal balance in cash and could have satisfied the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.76 million in cash with respect to the conversion spread.
Regarding the above discussed convertible promissory note, the Company applied the FASB’s accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance required us to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance further required a bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance resulted in the Company recording $4.83 million as the original carrying amount of the debt component, and $170 thousand as debt discount and the carrying amount for the equity component. The bifurcation of this convertible debt instrument was based on the calculated fair value of similar debt instruments at August 2009 that did not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount has been amortized to interest expense over the two year term of the convertible notes. We recognized non-cash interest expense of $21 thousand for the nine months ended September 30, 2011 related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible note only impacted diluted earnings per share when the average price of our common stock exceeded the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. For all periods in which the Note was outstanding we included the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method in periods in which the conversion prices are less than the average price of our common stock.
As of September 30, 2011 the Company has no remaining convertible debt obligations.

Note 6: Commitments and Contingencies
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2018, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2011 and 2010. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2011 and 2010 was $3.4 million and $3.0 million, respectively. Sublease income was $0 and $108 thousand, respectively for the nine months ended September 30, 2011 and 2010.
Contingencies—Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  A consolidated amended complaint will be filed by Lead Plaintiff on or about November 28, 2011. In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss the Amended Consolidated Complaint in the federal action. The Company believes that the complaints are legally insufficient and we intend to seek dismissal.  As of September 30, 2011 no liability in the Company's financial statements has been recognized with respect to these class action complaints, as  presently a loss is not probable nor able to be reasonably estimated.

The Company is not involved in any other significant legal action or claim that, in the opinion of management, could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2011, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $269 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2011, is $2.5 million.

Note 7: Income Taxes
Effective Tax Rate— The Company’s effective tax rate for 2011 reflects the significant tax benefits from having a higher mix of a portion of our operations in foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the related annual period, after eliminating discrete items unique to the respective interim period being reported. The Company’s effective income tax rate, excluding the effect of discrete items, for the three months ended September 30, 2011 rate was 8.94% as compared to 4.25% for the same period in 2010. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.
The Company recognized a net tax benefit of $167 thousand for the nine months ended September 30, 2011. The Company's interim period tax provision, exclusive of discrete items, for this nine month period was an expense of $4.8 million which is reflective of the 8.94% effective tax rate. Included in the discrete items recognized during the nine months ending September 30, 2011 were the releases of the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. These valuation allowances had been previously retained due to uncertainty as to the recoverability of the deferred tax asset in regards to sufficient levels of future expected taxable income, and due to uncertainties as to their utilization posed by the requirements of IRC Section 382. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $4.6 million (net of charges associated with the offsetting of windfall gains realized from the tax deductions pertaining to exercised stock options and vested restricted stock grants). Also included in recognized discrete items was the recording of enhanced research and development tax deductions applicable to our Singapore operations which was retroactive back to the year 2010 and reduced tax expense by $403 thousand.
At September 30, 2011, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $57.2 million which are available to offset future federal and certain state income taxes. Approximately $40.0 million of these NOL carry-forwards were obtained as a result of the recent acquisition of ADAM in February 2011. The Company expects to fully utilize these NOLs before they begin to expire in 2019.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of September 30, 2011 the Company’s Condensed Consolidated Balance Sheet includes a liability of $2.98 million for unrecognized tax benefits which is included in other long-term liabilities. During the three and nine months ended September 30, 2011 there were no changes to this liability. A reconciliation of the beginning and ending amount of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2011	$2,980
Additions for tax positions related to current year	$—
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$—
Balance at September 30, 2011	$2,980
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of September 30, 2011 approximately $602 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 8: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of September 30, 2011, the Company has in place foreign currency hedge contracts maturing March 2012 with a notional value totaling $22.0 million. The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign currency exchange gains (losses) in the Condensed Consolidated Statements of Income and was $(1.1) million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. These losses (gains) are in addition to the consolidated foreign exchange gains (losses) equivalent to $3.7 million and $(401) thousand recorded during the nine months ended September 30, 2011 and 2010, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. As of September 30, 2011, the aggregate fair value of these derivative instruments, which are included in other current liabilities, in the Condensed Consolidated Balance Sheet was $909 thousand. The Company has classified its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the each of E-Z Data’s two stockholders. The put option, which expired October 31, 2011, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying 1.49 million shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $15.11 per share. At September 30, 2011 the fair value of the put option liability was remeasured and was determined to have increased $893 thousand during the nine month period then ended and with the amount reflected as a loss and is included in other non-operating income (losses) in the accompanying Condensed Consolidated Statement of Income. As of September 30, 2011, the aggregate fair value of this derivative instrument, which is included as in current liabilities in the Condensed Consolidated Balance Sheet, was $1.4 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

Note 9: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company's chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following revenue information relates to the Company's geographic locations (all amounts in thousands):
Nine Months Ended September 30, 2011

	The Americas	Asia-Pacific	Total
Revenue	$97,100	$27,819	$124,919
Nine Months Ended September 30, 2010

	The Americas	Asia-Pacific	Total
Revenue	$73,161	$23,930	$97,091

Note 10: Subsequent Events
Repurchases of Common Stock
Since September 30, 2011 and through November 8, 2011 the Company has purchased an additional 188,000 shares of its outstanding common stock for aggregate consideration in the amount of $2.7 million and at an average rate of $14.14 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

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

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance and financial industries. Ebix provides a variety of application software products for the insurance and financial industries ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Columbus, Ohio, and Pasadena, California as well as an additional office in Atlanta, Georgia. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
Results of Operations — Three Months Ended September 30, 2011 and 2010
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrier Systems	$1,274	$2,228	$4,266	$6,718
Exchanges	33,021	23,505	96,308	69,125
BPO	3,576	4,096	10,948	11,574
Broker Systems	4,731	3,452	13,397	9,674
Totals	$42,602	$33,281	$124,919	$97,091
During the three months ended September 30, 2011 our total operating revenues increased $9.3 million or 28%, to $42.6 million as compared to $33.3 million during the third quarter of 2010. This increase is primarily the result of revenue from the acquisition of ADAM since February 2011, revenue from business acquisitions made during 2010, and organic growth achieved in our Exchange channel. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions.
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $1.3 million or 17%, from $7.4 million in the third quarter of 2010 to $8.7 million in the third quarter of 2011. This increase is primarily due to additional support costs, professional services expenses, and facilities related costs in support of increased revenue streams associated with recent business acquisitions completed during 2011 and 2010.
Product Development expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial services industries. Product development expenses increased $1.7 million or 51% from $3.3 million during the third quarter of 2010 to $5.0 million during the third quarter of 2011. This increase is attributable to increased software and system development activities in support of our Exchanges.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.8 million or 104%, from $1.7 million in the third quarter of 2010 to $3.4 million in the third quarter of 2011. This increase is primarily attributable to personnel and facility costs associated with additional sales personnel and related marketing activities in support of our Exchange and Carrier System channels.
General and Administrative Expenses
General and administrative expenses decreased by $464 thousand or 7% from $6.2 million million in the third quarter of 2010 to $5.8 million in the third quarter of 2011. This decrease is primarily attributable to a $1.2 million net reduction to a previously recorded contingency based earn-out accruals pertaining to a business acquisition made during 2010. The Company reduced this estimated accrual after considering both information available at the date of the business acquisition, and analyzing the ongoing performance of this business since it was acquired. Largely offsetting this expense reduction were additional costs incurred with respect to added personnel costs in connection with our recent expansion into Latin America.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $196 thousand or 13%, from $1.6 million in the third quarter of 2010 to $1.7 million in the third quarter of 2011. This increase is primarily due to $243 thousand of additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with recent business combinations completed during 2010 and 2011, and in particular the February 2011 acquisition of ADAM.
Other Non-Operating Income or Losses
The primary component within non-operating activities for the three months ended September 30, 2011 was a loss of $33 thousand recognized in regards to the increase in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company; this put option expires in November 2011.
Income Taxes
The Company recognized a net tax expense of $1.1 million for the three months ended September 30, 2011. The Company's interim period tax provision for the quarter, net of discrete items, was an expense of $1.5 million and reflects an effective tax rate 8.94% as compared to the 4.25% effective tax rate for the same period a year earlier. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after eliminating any discrete items uniquely related to the respective interim reporting period. The discrete item recognized during the third quarter was the recording of enhanced research and development tax deductions applicable to our Singapore operations which was retroactive back to the year 2010 and reduced tax expense by $403 thousand.
Results of Operations — Nine Month Periods Ended September 30, 2011 and 2010

Operating Revenue

During the nine months ended September 30, 2011 our operating revenues increased $27.8 million or 29%, to $124.9 million as compared to $97.1 million during the same period in 2010. This increase is primarily the result of revenue from the acquisition of ADAM since February 2011, revenue from business acquisitions made during 2010, and organic growth achieved in our Exchange channel.

Cost of Services Provided

Costs of services provided, increased $3.0 million or 14% during the nine months ended September 30, 2011 to $24.9 million as compared to $21.9 million incurred during the same period in 2010. This increase is primarily due to additional support costs, professional services expenses, and facilities related costs in support of our increased revenue streams associated with recent business acquisitions completed during 2011 and 2010, partially offset by certain force reductions necessary to eliminate redundancies.

Non-Recurring Acquisition related expenses
During the first quarter of 2011 the Company incurred non-recurring expenses of $1.8 million associated with the acquisition of ADAM in February. These expenses pertained to the $1.4 million investment banking fees paid to LMC Capital, LLC, and approximately $400 thousand of severance costs associated with a partial reduction of ADAM's workforce.

Product Development Expenses

Product development expenses increased $4.2 million or 41% during the nine months ended September 30, 2011 to $14.4 million as compared to $10.2 million of costs incurred during the same period in 2010. This increase is primarily attributable to additional staffing and facilities in regards to software and system development activities in support of recent business acquisitions made during 2011 and 2010, and also due to expansion of our technical operations in India and Singapore in support of our Exchanges channel.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.8 million or 101% during the nine months ended September 30, 2011 to $9.6 million as compared to $4.8 million recognized during the same period in 2010. This increase is primarily attributable to personnel and facility costs associated with additional sales personnel and related marketing activities in support of the continued expansion of our Exchange and Carrier System channels, including our recent acquisition of ADAM.

General and Administrative Expenses

General and administrative expenses increased $1.3 million or 8% for the nine months ended September 30, 2011 to $18.2 million from $16.9 million for same period in 2010. This increase is primarily due to additional personnel costs associated with our recent business acquisition in Brazil and of ADAM, and additional share-based compensation cost. Partially offsetting these unfavorable variances were $3.1 million of expense decreases associated with reductions to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010. The Company reduced these estimated accruals after considering both information available at the date of the business acquisitions and analyzing the ongoing performance of these businesses since they were acquired.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased by $1.2 million or 27% during the nine months ended September 30, 2011 to $5.6 million as compared to $4.4 million recorded during the same period in 2010. This increase is due to $916 thousand of additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with recent business combinations completed during 2010 and 2011, and in particular with the acquisition of ADAM. We also incurred $268 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our continued expanding operations.

Other Non-Operating Income

The primary component within non-operating activities for the nine months ended September 30, 2011 was a loss of $893 thousand recognized in regards to the increase in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company; this put option expired on October 31, 2011. Partially offsetting this loss on the put option was a $108 thousand gain that was recognized upon the settlement of the convertible note payable with the Rennes Foundation.

Income Taxes
The Company recognized a net tax benefit of $168 thousand for the nine months ended September 30, 2011. The Company's interim period tax provision for this nine month period, net of discrete items, was an expense of $4.8 million and reflects an effective tax rate 8.94% as compared to the 4.25% effective tax rate for the same period a year earlier. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The Company’s cumulative interim period income tax provisions are based on the estimated effective income tax rates applicable to the entire respective annual reporting period, after eliminating any discrete items. Included in the discrete items recognized during the nine months ending September 30, 2011 were the releases of the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. These valuation allowances had been previously retained due to uncertainty as to the recoverability of the deferred tax asset in regards to sufficient levels of future expected taxable income, and due to uncertainties as to their utilization posed by the requirements of IRC Section 382. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $4.6 million (net of charges associated with the offsetting of windfall gains realized from the tax deductions pertaining to exercised stock options and vested restricted stock grants). Also included in recognized discrete items was the recording of enhanced research and development tax deductions applicable to our Singapore operations which was retroactive back to the year 2010 and reduced tax expense by $403 thousand.

Dividends, Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards) and minimum alternative tax obligations in the U.S. and India, future income tax expense is expected to exceed cash outlays for income taxes. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions in the insurance and financial services sector, and to repurchase shares of our common stock as market conditions warrant.
The put option derivative instrument that was issued to the former shareholders of E-Z Data, Inc., acquired in October 2009, expired on October 31, 2011. If exercised the put option would have require the Company to repurchase the 1.49 million shares of Ebix common stock these individuals received as part of their purchase consideration, back to the Company at a price of $15.11 per share, or $22.5 million in the aggregate.
The Company intends to secure the best possible returns from the use of its operating cash flows. Towards this end the

Company believes that its available cash resources can generate the best returns for its shareholders by investing in accretive acquisitions and organic growth initiatives, and repurchasing shares of its common stock.
On September 7, 2011 Ebix's Board of Directors authorized a regular quarterly dividend of 4 cents per outstanding share of the Company's common stock. The dividend is payable on November 30, 2011 to shareholders of record at the close of business on November 15, 2011.
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
Our cash and cash equivalents were $13.9 million and $23.4 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company held an additional amount of $1.7 million in fixed bank deposits of more than 90 days, which is not included in the reported cash and cash equivalents amount of $13.9 million.
Our cash and cash equivalents balance has decreased by $9.5 million since year end 2010. During the last nine months the Company spent $56.5 million to repurchase shares of our common stock, $6.8 million to fully settle convertible debt obligations, and $4.7 million to reduce commercial bank term debt.
Our current ratio declined to 1.08 at September 30, 2011 as compared to 1.56 at December 31, 2010 and our working capital position declined to $3.9 million at September 30, 2011 as compared to $21.7 million at the end of the 2010. The reduction in our short-term liquidity position is primarily the result of the reduction in our cash balances and the increase in our deferred revenue liabilities. We believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combination

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares as of the acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $16.9 million of ADAM's operating revenues recognized since February 7, 2011 is included in the Company's revenues reported on its condensed and consolidated statement of income for the nine months ended September 30, 2011. The revenue derived from the ADAM portfolio of products and services is included in the Company's Exchange channel. The Company accounted for this acquisition by recording$15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks and the excess purchase price of $59.3 million to goodwill.
Operating Activities
Net cash provided by our operating activities was $22.1 million for the three month period ended September 30, 2011, and $29.8 million for the six months ended June 30, 2011, aggregating to total net cash provided from operations of $51.9 million for the nine months ended September 30, 2011. The primary components of the cash provided by operations during this nine month interim period consisted of net income of $54.0 million, net of $(2.2) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $5.6 million of depreciation and amortization, $(7.2) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and increased outstanding trade receivables, and $1.7 million of non-cash share-based compensation. Earlier in the year the Company's operating cash flow was adversely impacted by the payment of an investment banking fee of $1.4 million in connection with the ADAM acquisition, and non-operating payments amounting to $700 thousand related to pre-acquisition obligations of ADAM.

During the nine months ended September 30, 2010 the Company generated $33.8 million of net cash flow from operating activities. The primary components of the cash provided by operations during this nine-month interim period were net income of $43.1 million, net of $(7.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $4.4 million of depreciation and amortization, $(8.4) million of working capital requirements primarily associated with payments of trade payables and increased outstanding trade receivables, and $1.4 million of non-cash compensation.
Investing Activities
Net cash provided from investing activities during the nine months ended September 30, 2011 totaled $5.7 million which primarily consisted of $4.6 million from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, and $3.5 million of cash obtained from the acquisition of ADAM in February 2011 (net of $944 thousand used to settle outstanding ADAM stock options). Partially offsetting these investing cash inflows was $1.9 million used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $577 thousand used to settle earn out obligations in connection with a prior business acquisition.

Net cash used for investing activities during the nine months ended September 30, 2010 totaled $24.1 million, of which $2.9 million was used to acquire MCN in January 2010, $2.7 million was used to acquire Trades Monitor in April 2010, $1.3 million was used to acquire Connective Technologies in May 2010, $1.1 million was used to acquire E-Trek in July 2010, $6.9 million was used to acquire USIX in September 2010, $3.0 million was used to fulfill the second earn-out payment obligation to the former shareholders of ConfirmNet (a November 2008 business acquisition), $1.3 million was used for capital expenditures, and $5.0 million was used for investments in marketable securities.
Financing Activities
During the nine months ended September 30, 2011 net cash used in financing activities was $66.8 million. This net financing cash outflow consisted of $56.5 million used to complete open market repurchases of our common stock, $14.8 million used to reduce the balance of our commercial bank revolving credit facility, $4.7 million used to make scheduled principal payments on our term loan facility, both with Bank of America ("BOA"), $6.8 million used to fully settle our remaining convertible debt obligation, and approximately $253 thousand used towards principal repayments on existing capital lease obligations, all being partially offset by $16.3 million of proceeds from our expanded commercial banking financing facility, net of repayments.

During the nine months ended September 30, 2010 net cash used in financing activities was $19.0 million. During that interim period $6.3 million of proceeds, net of principal repayments, were received from our term loan facility with BOA, and $231 thousand was provided from the exercise of stock options. Offsetting those financing cash inflows were $12.0 million used to settle convertible debt elections, $10.7 million used to complete open market repurchases of our common stock, $2.1 million used to reduce the outstanding balance on our revolving credit facility with BOA, and $683 thousand used to service existing capital lease obligations.
Commercial Bank Financing Facility
On April 20, 2011 the Company entered into a seventh amendment to a credit agreement BOA as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment increased the pre-existing revolving credit facility from $25 million to $35 million with its three-year term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and now amortizes over a three year period with quarterly principal and interest payments commencing on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and strategic business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
At September 30, 2011 the outstanding balance on the revolving line of credit was $10.2 million and the facility carried an interest rate of 1.71%. This balance is included in long-term liabilities section of the Condensed Consolidated Balance Sheet. During the nine month period ending September 30, 2011 the average and maximum outstanding balance on the revolving line of credit was $19.5 million and $34.3 million, respectively.

At September 30, 2011, the outstanding balance on the term loan was $16.7 million of which $6.7 million is due within the next twelve months. This term loan September 30, 2011 also carried an interest rate of 1.71%. During the nine months ending September 30, 2011 payments in the aggregate amount of $4.6 million were made against the term loan.
Convertible Debt
On August 25, 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on this convertible note using an interest rate of 1.75% and discounted their carrying value accordingly. During the nine months ending September 30, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with its terms, as was understood between the Company and the holder, upon a conversion election by the holder, the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.76 million in cash with respect to the conversion spread.
As of September 30, 2011 the Company has no remaining convertible debt obligations.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of September 30, 2011. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$10,250	$—	$10,250	$—	$—
Long-term debt	$16,667	$6,664	$10,003	$—	$—
Operating leases	$12,842	$3,553	$4,938	$2,062	$2,289
Capital leases	$371	$193	$178	$—	$—
Total	$40,130	$10,410	$25,369	$2,062	$2,289

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
For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the relevant technical accounting guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Generally these types of arrangements include deliverables pertaining to software licenses, system set-up, and professional services associated with product customization or modification. Delivery of the various contractual elements typically occurs over periods of less than eighteen months. These arrangements generally do not have refund provisions or have very limited refund terms.
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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses, and further reflects the value of expected synergies to be derived from integrating the operations of the businesses we acquire including the value of the acquired workforce. The Company applies the provisions of FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we evaluate these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Our annual impairment evaluation considers both qualitative and quantitative factors. Potential impairment indicators of impairment include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows.
Projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and accordingly could result in a goodwill impairment charge. Neither during the nine months ended September 30, 2011 nor the twelve months ended December 31, 2010 did the Company have any impairment of its reporting unit goodwill balances. The Company will be conducting its 2011 annual impairment evaluation of goodwill and indefinite-lived intangible assets during the fourth quarter. For additional information about goodwill, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Singapore, Brazil and India, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2011 and 2010 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains or (losses) of $(6.4) million and $5.3 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $4.0 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.
The Company has entered into a series of six-month and one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S. dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of September 30, 2011, the notional value of these contracts that are scheduled to mature March 2012 is $22.0 million. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Statements of Income as part of reported foreign currency exchange gains or losses. We use these instruments as economic hedges intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives largely offset the gains and losses on the intercompany receivables being hedged. As related to these hedging instruments, during the nine months ended September 30, 2011, we recognized a loss of $1.1 million included in “Foreign exchange gain (loss)” in the Condensed Consolidated Statements of Income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at September 30, 2011, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar, a 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $3.6 million. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $5.8 million. We regularly review hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2011. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

Item 1: LEGAL PROCEEDINGS
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  A consolidated amended complaint will be filed by Lead Plaintiff on or about November 28, 2011. In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss the Amended Consolidated Complaint in the federal action. The Company believes that the complaints are legally insufficient and we intend to seek dismissal.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2011, as part of our publicly-announced share repurchase plan:

	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2010	961,335	$—	$2,409,000
January 1, 2011 to March 31, 2011	106,483	$22.49	$30,014,000
April 1, 2011 to June 30, 2011	1,202,390	$19.80	$61,210,000
July 1, 2011 to July 31, 2011	800,000	$19.31	$45,762,000
August 1, 2011 to August 31, 2011	538,900	$16.68	$36,773,000
September 1, 2011 to September 30, 2011	675,200	$15.35	$26,409,000
Total	4,284,308		$26,409,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible.

(3)	As of September 30, 2011 there were $4.5 million of share repurchases that were not settled until October 2011.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	November 9, 2011	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2011	By:	/s/ Robert F. Kerris
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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

 *Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

*Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.