Form 10-Q/A
period 2011-03-31
EBIX INC
filed 2012-01-09
CIK 814549

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, originally filed with the Securities and Exchange Commission on May 10, 2011, is to correct the filing for certain omissions to the Section 302 certifications and Section 906 certifications from the registrant’s principal executive officer and principal financial officer that were inadvertently not included when originally filed.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.

Date: January 9, 2012	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2012	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.
2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated herein by reference to Exhibit 2.2 of the February 2004 8-K) and incorporated herein by reference.
2.3	Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.
2.4	Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.
2.5	Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.
2.6	Asset Purchase Agreement dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.
2.7	Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.
2.8	Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008) and incorporated herein by reference.
2.9	Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008) and incorporated herein by reference.
2.10	Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009) and incorporated herein by reference.
2.11	IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009) and incorporated herein by reference.
2.12	Agreement and Plan of Merger, dated August 29, 2010, by and among Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010) and incorporated herein by reference.
3.1	Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) and incorporated herein by reference.
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) and incorporated herein by reference.
31.1*	Amended and Restated Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Amended and Restated Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Amended and Restated Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Amended and Restated Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.