Form 10-K
period 2011-12-31
EBIX INC
filed 2012-03-15
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Title of each class
Common Stock, par value $0.10 per share
Listed on the NASDAQ Global Capital Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 15, 2012, the number of shares of Common Stock outstanding was 36,444,178. As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $564,509,202 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. As of December 31, 2011, approximately 77% of Ebix revenues came from on-demand insurance Exchanges.
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

Acquisition & Integration Strategy

The Company looks at its acquisition strategy as a good way to keep expanding its reach in the insurance and financial sectors, as well as an effective utilization of the operating cash generated from its business. However, the Company does not believe that this acquisition strategy is critical to its future profitability or liquidity.  Management looks at acquisitions as a part of the growth strategy but not central to it.  We look at making complimentary accretive acquisitions as and when the Company has sufficient liquidity, assured cash flows, and access to financing at attractive interest rates to do so.

The Company' looks to acquire businesses that are complementary to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand process based solutions which simplify insurance industry transactions by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into two different buckets - one, wherein the acquired company has products that are competitive to our existing products and services; and two, wherein the acquired Company's products and services are an extension of our existing products and services.

In cases where an acquired company's products and services are competitive to our existing products and services, the Company immediately strives towards the goal of providing a single product or service in any functional area, with a common code base around the world rather than have multiple products addressing the same area. In each case, the Company immediately works towards assimilating the best of breed functionality on a common architecture approach, to provide a single product or service to its end customers. The Company's goal remains to provide a simplistic solution for its customer base, while ensuring that any product or service integrates seamlessly with other existing or outside functionalities.  In each case, there could be a period wherein one of the two products/services is not offered for sale while the best of breed solution is being created.  Irrespective of whether the acquired company's product/service is retired or the existing product/service is retired, the Company is focused on maximizing operational efficiency for our business while creating new cutting edge products and services that can replace both existing or acquired product or service offerings in order to make future product sales and maintenance more efficient.

Once an acquisition is made, the infrastructure, personnel resources, sales, product management, development etc. are integrated tightly to ensure that efficiencies are maximized and redundancies eliminated. No separate sales, development, product management, implementation or quality control groups are maintained post-closing so as to ensure that the integration is efficient across all fronts. The Company integrates all and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, quality assurance, etc. immediately after an acquisition, to ensure that the Company can rapidly leverage cross-selling opportunities and to realize cost efficiencies. While doing so, the Company resources and infrastructure is leveraged to work across multiple functions, products and services making it neither practical nor feasible to accurately and separately track and disclose the specific revenues and earnings impact from the business combinations we have executed after they have been acquired.  Consequently the concept of

“acquisitive growth” versus “organic revenue growth” becomes rather obscure given the dynamics and underlying operating principals of Ebix's acquisition and growth strategy.  This tactic is a key part of our business strategy which facilitates high levels of efficiency, consistent end-to-end vision for our business, and differentiates the Company from our competitors.

In certain of the acquisitions made by the Company, there might be contingent consideration terms associated with the achievement of certain designated revenue targets for the acquired Company. In each case wherein such contingent consideration terms are present, Ebix allows the acquired company to count the new sale of our existing products and services as also their products and services towards meeting the revenue target. This structure allows us to still carry on with our integration strategy while enabling the acquired company to be eligible for a revenue based contingent purchase consideration, irrespective of whether the revenues came from the sale of our existing products/services or from the acquired company's products/services or even completely disparate products/services from complementary functionalities that the acquired company had no access to earlier before the acquisition.  Accordingly we are able to maximize operational productivity while allowing the acquired company access to a great opportunity for a contingent reward.

The Company's integration strategies are targeted at improving the efficiency of our business, centralizing key functions, exercising better control over our operations, providing consistent technology and product vision across functions, entities and products. All of this is a key part of our business philosophy that enables Ebix to operate a high levels of efficiency, facilitate a consistent end-to-end vision for the industry, and differentiates the Company from other businesses.

Recent Strategic Business Acquisitions
On November 15, 2011 we closed the merger of Fresno, California based Health Connect Solutions (or "HCS") with a wholly owned subsidiary of Ebix. We paid a total of $18 million in cash consideration for this business acquisition and former shareholders of the business retain the right to earn up to an additional $4 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisition. Ebix funded this acquisition with internal resources using available cash reserves.
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
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego, Fresno and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Columbus, Ohio, and Pasadena, California as well as an additional office in Atlanta, Georgia. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Exchanges	$130,638	$94,212	$60,764
Broker Systems	18,006	13,841	11,599
BPO	14,944	15,586	14,698
Carrier Systems	5,381	8,549	10,624
Totals	$168,969	$132,188	$97,685
Information on the geographic dispersion of the Company’s revenues, net income and long-lived assets is furnished in Note 16 to the consolidated financial statements, included elsewhere in this Form 10-K.
Industry Overview
The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in the desire to reduce paper based processes and improve efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges and reduced paper-based processes are becoming increasingly a norm across the world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
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
Exchanges: Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, risk management, workers compensation and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States while the P&C exchanges operate primarily in Australia, New Zealand, and Brazil. Exchange revenue is primarily derived from transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If Ebix builds the interfaces, then additional revenue is derived in the form of professional services charged on time and materials basis.
Broker Systems: Ebix’s exclusive focus in the area of broker systems is on designing and deploying back-end systems for P&C insurance brokers across the world. Ebix has three back-end systems in this area, namely — eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically subscription license-based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. All these three products are presently being redesigned, coded and rebuilt on the most current technologies prevalent today.
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
Carrier Systems: Ebix’s exclusive focus in the area of carrier systems is on designing and deploying on-demand and back-end systems for P&C insurance companies. Revenue from these services is derived from two main sources — specifically subscription revenues or license revenues from clients and time and material fees charged to customize these products to an insurance company’s specific functional requirements.
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
The Company has expended $19.2 million, $13.6 million, and $11.4 million during the years ending December 31, 2011, 2010, and 2009, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, BPO product and service lines to keep our technology at the cutting edge in the markets we compete, the development of new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.

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
Further in support of Ebix’s competitive advantage is the fact that the Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Singapore and India. With its strong focus on quality, Ebix-India has consistently delivered cutting edge solutions for our customer needs across the world. India is rich in technical skills and the cost structure is significantly lower in India as compared to the United States. Ebix has continued to develop India as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building a knowledge base combined with the ability to hire more professional resources at India's lower cost structure, has helped Ebix consistently ensure a strong focus on protecting knowledge as well as delivering projects in a cost effective fashion. The following is a closer and more detailed examination of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions that Ebix operates in.
Life Insurance Exchange — Ebix operates two life insurance exchanges in the United States — namely Winflex and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, while LifeSpeed is an order entry platform for life insurance. Both of these exchanges are presently deployed in the United States and the Company is beginning to deploy them in other parts of the world. Ebix has two main competitors in the life exchange area — namely Blue Frog and iPipeline. Ebix differentiates itself from its competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with other broker systems and CRM services like EbixCRM. Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange — Ebix operates an annuity exchange in the United States — namely Annuitynet. This exchange is an order entry platform for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. This exchange is presently deployed only in the United States with the Company planning to deploy it in other parts of the world, such as Latin America. Ebix has one main competitor in the annuity exchange area — namely Blue Frog. Again, Ebix differentiates itself from its competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
Employee Benefits — Ebix currently provides employee benefit services using three platforms — namely Facts, LuminX, and EbixEnterprise. Collectively, these platforms service approximately nine million lives. These platforms are sold to health carriers and third party administrators. These platforms provide the full range of services such as employee enrollment, claims adjudication, accounting, and employee benefits administration accounting. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest player in the market while there are other similar size competitors, such as Benefit Mall, and Health Axis. This service is presently deployed in the United States and Africa with the Company marketing it in other parts of the world such as Asia, the Middle East, Australia, New Zealand and the United Kingdom.
P&C Exchanges — Ebix operates P&C exchanges in Australia, New Zealand, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix has plans to continue to further deploy these exchanges in the United States, Asia, Europe and Africa. There are presently no competitors in the P&C exchange area in Australia and New Zealand, however, competition may eventually evolve in these markets. Ebix’s main competitor in P&C exchanges in United States is IVANS. Our competitive differentiation is by virtue of having an end-to-end solution offering in the market with our exchanges being interfaced with multiple broker systems.
Broker Systems: Ebix has a number of broker system offerings for P&C brokers world-wide; namely eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions that Ebix conducts this type of business.
eGlobal is sold across the world and has a customer base that currently spans six continents. The product is multilingual and multicurrency and available in a number of languages such as English, Chinese, Japanese, French, Portuguese, and Spanish. eGlobal is targeted to the medium and large P&C brokers around the world. eGlobal competition tends to be different in each country with no single competitor having a global offering. eGlobal competes with home grown systems and regional players in each country. Its uniqueness comes from of the fact that the product is multilingual, multicurrency and yet still has a common code base around the world with features that are easily activated and deactivated.
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
BPO Services: Ebix has a number of BPO services that it offers in the insurance markets, each of which are enabled by the Company’s proprietary software. Ebix’s BPO service offerings are mainly in the areas of insurance certificate creation and insurance certificate tracking. Ebix’s BPO service offerings currently cater to a large number of Fortune 500 companies in the United States. Furthermore, internationally Ebix has offers its BPO services in Canada, Australia and New Zealand. Ebix intends to eventually take this offering to many other parts of the world.
Ebix’s BPO service offering in the insurance certificate issuance area has one main competitor in the United States, namely CSR 24. Due to the highly fragmented market, the EbixBPO service offering in the insurance certificate tracking area also has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Carrier Systems: Ebix has a number of carrier system offerings for P&C carriers, namely Ebix Advantage and Ebix Advantageweb. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix Advantageweb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the United States and international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix Advantage web is designed to be multicurrency and multilingual and is deployed in Brazil, United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, DuckCreek and specialty medical malpractice players like Delphi.
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
Employees
As of December 31, 2011, the Company had 1,426 employees, distributed as follows: 115 in sales and marketing, 953 in product development, 271 in back-end operations, and 87 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers employee relations to be competitively good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 15, 2012, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	45	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	58	Chief Financial Officer and Corporate Secretary	2007

There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 45, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
ROBERT F. KERRIS, 58, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
With its continued growth, the Company remains committed to structurally broadening the expanse of its management structure and policy making functions, and accordingly expects that there will be a need to designate more named executive officers in the year 2012.
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

Item 1A. RISK FACTORS
One should carefully consider the risks, uncertainties and other factors described below, along with all of the other information included or incorporated by reference in this prospectus, including our financial statements and the related notes, before you decide whether to buy shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware which we believe are not material also could materially adversely affect our business, financial condition, results of operations or cash flows. In any case, the value of our common stock could decline, and you could lose all or a portion of your investment. See also, “Safe Harbor Regarding Forward-Looking Statements.”
Risks Related To Our Business and Industry
Our business may be materially adversely impacted by U.S. and global market and economic conditions particularly adverse conditions in the insurance industry.
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns unique to this industry groups. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, the exchange rate between the U.S. dollar and foreign currencies, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other institutions that use our competitors' products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed.
We could potentially be required to recognize an impairment of goodwill.

Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. At December 31, 2011, we had $259.2 million of goodwill carried on the Company's Consolidated Balance Sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our Goodwill. We evaluate goodwill at least annually for any potential impairment. If it is determined that goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or (“SOX”), requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake substantial work to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate same in a timely manner.
We may have exposure to greater than anticipated tax liabilities
Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or due to changes in tax laws, regulations, and accounting principles concerning the accounting for income taxes in the domestic and foreign jurisdictions in which we conduct operations. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes requires significant judgment, and there are some transactions for which the ultimate tax treatment is uncertain. Although we believe our estimates are reasonable and appropriate, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
We may not be able to secure additional financing to support capital requirements when needed.
We may need to raise additional funds in the future in order to fund new product development, organic growth initiatives, acquire new businesses, or for other purposes. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our strategic business objectives or compete effectively, and the future growth of our business could be adversely impacted. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership and economic interests, and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to significant market risks related to interest rates, and operating risks regarding limitations on our activities.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect to continue to grow, in part, by making accretive businesses acquisitions. We continue to look for strategic businesses to acquire. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or other engage in other appropriate business arrangements that the Company believes will strengthen Ebix. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, access to the requisite financing resources if needed, and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

Our recent acquisitions of A.D.A.M., E-Z Data, Peak, Facts as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
The acquisitions of A.D.A.M., E-Z Data, Peak, Facts, ConfirmNet, and Acclamation and other potential future acquisitions, subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, prohibitively higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated time frames or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to integration such acquisitions are:

•	potential incompatibility of business cultures;

•	potential delays in integrating diverse technology platforms;

•	potential need for additional internal and disclosure controls over financial reporting may become necessary;

•	potential difficulties in coordinating geographically separated organizations;

•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

•	potential difficulties implementing common internal business systems and processes;

•	potential conflicts in third-party relationships; and

•	potential loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.

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
We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot provide assurances that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenues are derived internationally including in jurisdictions where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.
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
Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel particularly Robin Raina, our President and Chief Executive Officer, and Chairman of the Board. Since becoming Chief Executive Officer of the Company in 1999, Mr. Raina's strategic direction for the Company and implementation of such direction has proven instrumental in our profitable turnaround and growth. The loss of the services of any of our executive officers or other key employees could harm our business.
Our future success depends also on our ability to continue to attract, retain and motivate highly skilled employees. If we are not able to attract and retain key skilled personnel, our business will be harmed. Competition for personnel in our industry is intense.
Our international operations are subject to a number of risks that could affect our revenues, operating results, and growth.
We market our products and services internationally and plan to continue to expand our internet services to locations outside of the United States. We currently conduct operations in Australia, New Zealand, Brazil, and Singapore, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

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
We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries we conduct operations because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase if we expand our operations in overseas. We currently have a series of forward hedges in place to hedge against adverse fluctuations in the currency exchange rates between the U.S. dollar and Indian rupee. We will monitor changes in our exposure to exchange rate risk that result from changes in our business situation.
Risks Relating to Regulation and Litigation
Federal Trade Commission laws and regulations that govern the insurance industry could expose us or the agents, brokers and carriers with whom we conduct business in our online marketplace to legal penalties.
We perform functions for licensed insurance agents, brokers and carriers and need to comply with complex regulations that vary from state to state and nation to nation. These regulations can be difficult to comply with, and open to interpretation. If we fail to properly interpret or comply with these regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations affecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in regulations regarding the manner in which insurance is sold, our business could be adversely affected.
Potential liabilities under the Foreign Corrupt Practices Act could have a material adverse effect on our business.
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
Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in internet usage could cause a decrease in the quality of internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions frequently occur in the future, usage of our website could grow more slowly than anticipated or decline and we may lose revenues and customers. If the internet data center operations that host any of our websites were to experience a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, and earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. The controls implemented by our third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. In addition, our users depend on internet service providers, online service providers and other website operators for access to our website. These providers could experience outages, delays and other difficulties due to system failures unrelated to our systems.
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
Uncertainty in the marketplace regarding the use of internet users' personal information, or legislation limiting such use, could reduce demand for our services and result in increased expenses.
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
In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recently. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

•	announcements of new services, products, or technological innovations, acquisitions or strategic relationships by us or our competitors;

•	announcements of business acquisitions or strategic relationships by us or our competitors;

•	trends or conditions in the insurance, software, business process outsourcing and internet markets;

•	changes in market valuations of our competitors; and

•	general political, economic and market conditions.

In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to a specific company's operating performance. As a result, investors may not be able to sell shares of our common stock at or above the price at which an investor paid. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Any securities litigation we involve substantial costs and our management's attention could be diverted from our business.
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
Our certificate of incorporation and bylaws, and the provisions of Delaware law may delay, prevent or otherwise make it more difficult to acquire us by means of a tender offer, a proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with us. We are subject to the “business combination” provisions of Section 203 of the Delaware General Corporation Law. In general, those provisions prohibit a publicly held Delaware corporation from engaging in various “business combination” transactions with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•	The transaction is approved by the board of directors prior to the date the interested stockholder obtained interested stockholder status;

•
Upon consummation of the transaction that resulted in the stockholder's becoming an interested stockholder, the stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

•
On or subsequent to the date the business combination is approved by the board of directors, it is authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

These provisions could prohibit or delay mergers or other takeover or change of control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

1B: UNRESOLVED STAFF COMMENTS
None.

Item 2: PROPERTIES
The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 39,831 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 7,762 square feet in Park City, Utah, 4,148 square feet in Dallas, Texas, 13,303 square feet in Herndon, Virginia, 10,765 square feet in Hemet, California, 2,156 square feet in Walnut Creek, California, 11,500 square feet in Pittsburgh, Pennsylvania, 5,300 square feet in Portland, Michigan, 7,000 square feet in San Diego, California, 2,826 square feet in Miami, Florida, 17,674 square feet in Pasadena, California, 4,384 square feet in Lynchburg, Virginia, 5,289 square feet in Columbus, Ohio, 4,400 square feet in Houston, Texas, 4,864 square feet in Norwalk, Connecticut, and 3,380 square feet in Fresno, California. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, Japan, and China for support and sales offices. The Company owns three facilities in India with total square footage of approximately 65,000 square feet and leases an additional two. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.
Item 3: LEGAL PROCEEDINGS

Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss in the federal action. A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011, in the federal action. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raises various defenses that the CAC fails to state a claim. Plaintiffs filed their Response on February 23, 2012. The Company believes that the complaints are legally insufficient.
In the normal course of business, the Company is a party to various the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2011 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of March 12, 2012, there were 215 registered holders of record of the Company’s common stock.
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2011 and 2010.

Year Ended December 31, 2011	High	Low
First quarter	$29.72	$21.39
Second quarter	24.03	17.87
Third quarter	20.93	14.23
Fourth quarter	22.66	13.56

Year Ended December 31, 2010	High	Low
First quarter	$17.93	$13.91
Second quarter	16.95	14.01
Third quarter	24.00	15.06
Fourth quarter	26.28	20.75
Holders
As of March 15, 2012, there were 36,444,178 shares of the Company’s common stock outstanding
Dividends

On September 7, 2011 Ebix's Board of Directors authorized a regular quarterly dividend of 4 cents per outstanding share of the Company's common stock. On November 30, 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share to shareholders of record on November 15, 2011, paying $1.5 million in the aggregate in regards to this dividend issuance. This same quarterly dividend per share will be paid on February 29, 2012 to shareholders of record on February 15, 2012.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2011 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	3,270,175	$2.26	962,563
—2010 Stock Incentive Plan	45,000	$20.58	4,952,669
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	3,315,175	$2.51	5,915,232

Recent Sales or Issuances of Unregistered Securities
On October, 1, 2009, to fund part of the consideration paid for the purchase of E-Z Data, Inc. (“E-Z Data”), we issued at closing $25 million in shares of Ebix common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. This resulted in the issuance of 1,488,984 shares of our common stock, 744,492 shares to each its two former shareholders, Dale Okuno and Dilip Sontakey, both “accredited investors” within the meaning of Rule 501 of Regulation D. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes. Ebix was obligated to file with the SEC a registration statement for the underlying shares of our common stock and use our reasonable best efforts to cause the SEC to declare the registration statement effective. This registration statement, number 333-163459, became effective on February 26, 2010.
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Whitebox Agreement”) with Whitebox VSC, Ltd (“Whitebox” or the “Holder”). As a result of the transactions consummated by the Whitebox Agreement the Company issued a Convertible Promissory Note (the “Whitebox Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $19.0 million, which was convertible into shares of Ebix common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the Whitebox Note. The Whitebox Note had a 0.0% stated interest rate. In accordance with the terms of the Whitebox Note, as had been understood between the Company and the Holder, upon a conversion election by the Holder the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. In November 2010 Whitebox VSC, Ltd elected to fully convert all of the then remaining August 26, 2009 Convertible Promissory Note. The Company settled this conversion election by paying $19.0 million in cash with respect to the principal component, paying $2.3 million in cash for a portion of the conversion spread, and issuing 275,900 shares of Ebix common stock for the remainder of the conversion spread.
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “IAM Agreement”) with IAM Mini-Fund 14 Limited (“IAM” or the “Holder”), a fund managed by Whitebox. As a result of the transactions consummated by the IAM Agreement the Company issued a Convertible Promissory Note (the “IAM Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $1.0 million, which was convertible into shares of our common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the IAM Note. The IAM Note had a 0.0% stated interest rate. In accordance with the terms of the IAM Note, as understood between the Company and the Holder, upon a conversion election by the Holder the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. In November 2010 IAM elected to fully convert all of the then remaining August 26, 2009 Convertible Promissory Note. The Company settled this conversion election by paying $1.0 million in cash with respect to the principal component, paying $221 thousand in cash for a portion of the conversion spread, and issuing 7,478 shares of Ebix common stock for the remainder of the conversion spread.
On August 25, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Rennes Agreement”) with the Rennes Foundation (“Rennes” or the “Holder”). As a result of the transactions consummated by the Rennes Agreement the Company issued a Convertible Promissory Note (the “Rennes Note”) with a date of August 25, 2011 (the “Maturity Date”) in the original principal amount of $5.0 million, which was convertible into shares of Ebix common stock at a price of $16.67 per share, subject to certain adjustments as set forth in the Rennes Note. The Rennes Note has a 0.0% stated interest rate. In accordance with the terms of the Rennes Note, as understood between the Company and the Holder, upon a conversion election by the Holder the Company must satisfy the related original principal balance in cash and may satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. Previous to this transaction Rennes has been and continues to be a beneficial owner of the Company, with a beneficial ownership percentage of approximately 9.7%. In April 2011 the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.8 million in cash with respect to the conversion spread. Rolf Herter, a member of our Board of Directors, is also a director of the Rennes Foundation.
The Company also previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. In February 2010 Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2011 the Company repurchased 3,510,973 shares of our common stock for a total aggregate purchase price of $63.7 million.

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix as of December 31, 2011, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2010	961,335	961,335	$—	$2,409,000
January 1, 2011 to March 31, 2011	106,483	106,483	$22.49	$30,014,000
April 1, 2011 to June 30, 2011	1,202,390	1,202,390	$19.80	$61,210,000
July 1, 2011 to September 30, 2011	2,014,100	2,014,100	$17.28	$26,409,000
October 1, 2011 to October 31, 2011	188,000	188,000	$14.14	$23,751,000
November 1, 2011 to November 30, 2011	—	—	$—	$23,751,000
December 1, 2011 to December 31, 2011	—	—	$—	$23,751,000
Total	4,472,308	4,472,308		$23,751,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective March 31, 2011 the Company’s Board of Directors unanimously approved an increase in the size of the Company’s authorized share repurchase plan from $15.0 million to $45.0 million, and then again on June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible.

Item 6: SELECTED FINANCIAL DATA
The following data for fiscal years 2011, 2010, 2009, 2008, and 2007 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

(In thousands except per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Results of Operations:
Revenue	$168,969	$132,188	$97,685	$74,752	$42,841
Operating income	68,748	52,507	39,256	29,264	12,801
Net income	$71,378	$59,019	$38,822	$27,314	$12,666
Net income per share:
Basic*	$1.89	$1.69	$1.24	$0.93	$0.45
Diluted*	$1.75	$1.51	$1.03	$0.76	$0.40
Shares used in computing per share data:
Basic*	37,742	34,845	31,398	29,514	27,917
Diluted*	40,889	39,018	38,014	36,780	31,604
Cash dividend per common share	$0.04	$—	$—	$—	$—
Financial Position:
Total assets	$411,182	$303,300	$262,167	$141,167	$108,510
Short-term debt	6,667	10,157	52,487	37,192	16,161
Long-term debt	40,083	25,000	—	15,000	20,486
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$316,115	$231,268	$170,743	$70,142	$60,678
* Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2006, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
EBIX, INC.	$100	$262	$257	$525	$763	$716
NASDAQ STOCK MARKET (U.S.)	$100	$110	$65	$94	$110	$108
NASDAQ COMPUTER	$100	$122	$65	$111	$130	$131

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
OVERVIEW
Ebix, Inc. is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. Approximately 80% of the Company’s revenues are of a recurring nature. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
The key performance indicators for the twelve months ended December 31, 2011, 2010, and 2009 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2011	2010	2009
Revenue	$168,969	$132,188	$97,685
Revenue growth	28%	35%	31%
Operating income	$68,748	$52,507	$39,256
Operating margin	41%	40%	40%
Net Income	$71,378	$59,019	$38,822
Diluted earnings per share *	$1.75	$1.51	$1.03
Cash provided by operating activities	$71,286	$52,779	$33,877
* Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

RESULTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Operating revenue:	$168,969	$132,188	$97,685
Operating expenses:
Costs of services provided	33,589	29,599	21,274
Product development	19,208	13,607	11,362
Sales and marketing	13,642	6,372	5,040
General and administrative	26,268	24,065	16,798
Amortization and depreciation	7,514	6,038	3,955
Total operating expenses	100,221	79,681	58,429
Operating income	68,748	52,507	39,256
Interest income (expense), net	(202)	(383)	(871)
Other non-operating income	647	6,319	89
Foreign exchange gain	4,302	1,211	1,358
Income before taxes	73,495	59,654	39,832
Income tax expense	(2,117)	(635)	(1,010)
Net income	$71,378	$59,019	$38,822
TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
(dollar amounts in thousands)	2011	2010
Exchanges	$130,638	$94,212
Broker Systems	18,006	13,841
Business Process Outsourcing (“BPO”)	14,944	15,586
Carrier Systems	5,381	8,549
Totals	$168,969	$132,188
During the twelve months ended December 31, 2011 our total revenue increased $36.8 million or 28%, to $169.0 million compared to $132.2 million in 2010. The increase in revenues is primarily the result of revenue from the acquisition of ADAM since February 2011, revenue from business acquisitions made during 2010, and continued growth achieved in our Exchange channel. The Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During each of the years 2011, 2010, and 2009 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $4.2 million, $4.6 million, and $(1.9) million, respectfully. The specific components of our revenue and the changes experienced during the past year are discussed further below.

Exchange division revenues increased $36.4 million or 39% due to net increases of approximately $5.0 million in the life and annuity sector, $7.2 million in the property and casualty insurance sector, $22.0 million in the health services sector, and $2.4 million from the customer relationship insurance "CRM" services sector and $(218) thousand from the risk management & workers compensation sector .
BPO division revenues decreased slightly by $642 thousand or 4% due to reduced demand for some of our insurance certificate creation and tracking services. The Company’s performance in this product channel is still marginally affected by the downturn in the commercial and residential housing industry which accounts for almost a third of the insurance certificates created, although the Company has recently experienced some improvement in this market segment.
Broker Systems division revenue increased $4.2 million or 30% due to growth realized in our both our Asia-Pacific markets, regarding services delivered by on-demand back-end systems, and in our domestic U.S. market regarding systems designed for use by insurance brokers.
Carrier Systems division revenue decreased $3.2 million or 37% due to the lack of demand by large insurance carriers for perpetually licensed back-end systems. The Company is developing and launching new on-demand products and services for prospective clients in this market that are designed to facilitate a subscription-based recurring model. We expect insurance carriers to deploy these new technologies and increase their spending for system development, and that our revenues from this channel will increase over the next few years.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $4.0 million or 13%, from $29.6 million in 2010 to $33.6 million in 2011. This increase is due to additional personnel, facility, and customer support costs associated with the acquisition of ADAM and other expenses in support of our increasing revenue streams.
Product Development Expenses
Product development expenses increased $5.6 million or 41%, from $13.6 million in 2010 to $19.2 million in 2011. The Company’s product development efforts continue to be focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for domestic and international insurance markets. The cost increase incurred in 2011 was associated with the expansion of our research and development efforts dedicated to the provision of additional on-demand based products and services in support of each of our product channels, and is primarily attributable to the associated incremental staffing and facilities costs that were incurred during the year.
Sales and Marketing Expenses
Sales and marketing expenses increased $7.3 million or 114%, from $6.4 million in 2010 to $13.6 million in 2011. Approximately half of this increase is associated with the acquisition of ADAM and the remaining increase in expenses is attributable to additional sales personnel that have been hired to support the continued expansion and increase in revenues generated by our Exchange, Broker System, and BPO channels.
General and Administrative Expenses
General and administrative expenses increased $2.2 million or 9%, from $24.1 million in 2010 to $26.3 million in 2011. This increase is primarily due to additional staffing necessary to fill critical positions, and increased corporate and employee health insurance costs. Partially offsetting these cost increases was a $2.8 million net expense decrease associated with reductions to previously recorded contingency based earnout accruals pertaining to business acquisitions made during 2010. The Company reduced these estimated accruals after considering both information available at the date the business acquisitions were made and analyzing the ongoing performance of these businesses since they were acquired.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.5 million, or 24%, from $6.0 million in 2010 to $7.5 million in 2011. This increase is primarily due to additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with the acquisition of ADAM, and $376 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our continued expanding operations.

Interest Income
Interest income increased $38 thousand or 7% from $519 thousand in 2010 to $557 thousand in 2011 primarily due to earnings realized on funds invested in foreign banks.
Interest Expense
Interest expense decreased $143 thousand or 16% from $902 thousand in 2010 to $759 thousand in 2011. This decrease is primarily due to the conversion of the Company remaining $5.0 million of convertible debt that occurred in April 2011 thereby ceasing further recognition of the imputed interest expense associated with this debt instrument, and also due a lower rate of interest incurred with our revolving line of credit.
Other Non-Operating Income
Other non-operating income of $647 thousand for the year ending December 31, 2011 consists of a $537 thousand gain recognized in regards to the net decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company; this put option expired on October 31, 2011. Also in addition to this gain on the put option was a $108 thousand gain that was recognized upon the settlement of a $5.0 million convertible note that was fully converted and settled in April 2011.
Foreign Exchange Gain
Net foreign exchange gains of $4.3 million for the year ended December 31, 2011 consisted of $6.9 million of gains recognized upon the re-measuring of certain intercompany debt obligations partially offset by $2.6 million of losses recorded in connection with the changes in the fair value of related derivative instruments the Company holds to hedge the impact of fluctuations in the exchange rates in the foreign jurisdictions in which we certain international operations.
Income Taxes
The Company recognized a net tax expense of $2.1 million for the year ended December 31, 2011. The Company's tax provision for the year, before the effect of discrete items, was an expense of $6.9 million and reflects an effective tax rate 9.5% as compared to the 4.8% effective tax rate for the same period a year earlier. The effective rate increased primarily due to an increased proportion of our taxable income having been generated in jurisdictions with higher tax rates. Included in the discrete items recognized during the year ended December 31, 2011 were the releases of the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units, available prudent and feasible tax planning strategies, and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $6.6 million. Also included in recognized discrete items was a $1.9 million income tax expense pertaining to charges associated with windfall gains realized from tax deductions in connection with exercised stock options and vested restricted stock grants, and a $233 thousand income tax benefit from certain enhanced research and development tax deductions realized in our foreign operations. Facilitating our relatively low consolidated world-wide effective tax rate is the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2011 was as follows:

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Sweden	Total
Pre-tax income	$12,043	$831	$1,260	$2,734	$18,084	$488	$31,715	$6,340	$73,495
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	30.0%	—%	—%

TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009
Operating Revenue

Presented in the table below is the breakout of our revenues from each of our four product channels the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
(dollar amounts in thousands)	2010	2009
Exchanges	$94,212	$60,764
Broker Systems	13,841	11,599
BPO	15,586	14,698
Carrier Systems	8,549	10,624
Totals	$132,188	$97,685

During the twelve months ended December 31, 2010 our total revenue increased $34.5 million or 35%, to $132.2 million compared to $97.7 million in 2009. The increase in revenues was principally a result of the impact from strategic business acquisitions made during 2010 and 2009 in our Exchange and BPO channels, and continued growth realized in our Exchange channels. Our ability to quickly integrate business acquisitions into existing operations was instrumental to achieving these results. The specific components of our revenue and the changes experienced during the past year are discussed further below.

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

Carrier Systems division revenue decreased $2.1 million or 20% due to continued delays in capital spending decisions related to large investments in perpetually licensed back-end systems designed for use by large insurance companies.

Costs of Services Provided

Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $8.3 million or 39%, from $21.3 million in 2009 to $29.6 million in 2010. This cost increase was attributable to additional personnel, professional services, and facility costs associated with our 2009 acquisitions of E-Z Data and Peak, the 2010 expansion into the Latin America market.

Product Development Expenses

Product development expenses increased $2.2 million or 20%, from $11.4 million in 2009 to $13.6 million in 2010. The Company’s product development efforts are focused on the development new technologies for insurance carriers, brokers and agents, and the development of new exchanges for international and domestic markets. This cost increase was associated with the expansion of our technical operations in India in regards to increased research and development efforts towards designing new futuristic on-demand based services, and our expanding intellectual property management operations in Singapore, both in support of the Company’s Exchange, Broker Systems, and Carrier Systems divisions.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million or 25%, from $5.1 million in 2009 to $6.4 million in 2010. This expense increase was primarily attributable to additional personnel, marketing, consulting, and facility related costs in support of the increased revenues generated by our Exchange and Broker Systems channels.

General and Administrative Expenses

General and administrative expenses increased $7.3 million or 43%, from $16.8 million in 2009 to $24.1 million in 2010. This increase was primarily associated with additional personnel, increased health and business insurance costs, additional consulting services, increased business travel costs, and additional share-based and discretionary bonus compensation. Also a factor contributing the net increase to general and administrative expenses was the $822 thousand of bad expense that was recognized in connection with the Company’s decision to increase its reserve for doubtful accounts receivable. Partially offsetting these increases in general and administrative expenses was a $1.5 million benefit associated with the reversal of a previously recorded contingent liability earnout obligation associated with our October 2009 acquisition of Peak, because during the subsequent 2010 earnout period the defined revenue targets was not achieved by the Peak operations.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased $2.1 million, or 54%, from $3.9 million in 2009 to $6.0 million in 2010. This increase was due to $1.3 million of additional amortization expense incurred in connection with the customer relationship, developed technology, and non-compete intangible assets that were recognized in connection with our 2010 business acquisitions of MCN, Trades Monitor, and USIX, and our 2009 business acquisitions of E-Z Data, Facts, and Peak. We also incurred increased depreciation expense amounting to $795 thousand related to additional capital equipment expenditures in support of our growing businesses.

Interest Income

Interest income increased $320 thousand or 161% from $199 thousand in 2009 to $519 thousand in 2010 primarily due to earnings realized on funds invested in foreign banks.

Interest Expense

Interest expense decreased $168 thousand or 16% from $1.1 million in 2009 to $902 thousand in 2010. This decrease was primarily due to the full conversion of $20.0 million of convertible debt during the third and fourth quarters thereby ceasing further recognition of the imputed interest expense associated with these debt instruments.

Other Non-Operating Income

Other non-operating income of $6.3 million for the year ending December 31, 2010 consisted of a $6.0 million gain recognized for the decrease in the fair value of the put option that was issued to the two former stockholders of E-Z Data whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company, and a $262 thousand gain realized upon the sale of a building.

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

Income Taxes

The Company's income tax provision, exclusive of discrete items, for the year ended December 31, 2010, was an expense of $2.9 million which was reflective of an 4.8% effective tax rate. Included in the discrete items recognized during the 2010 were was the benefit recognized from the $2.3 million release of the remaining valuation allowance that had been held against certain cumulative net operating loss (“NOL”) carryforwards in the United States. This valuation allowance was released at that time as management believed that the uncertainties that had existed regarding the performance of our health benefits exchange operating segment in connection with the potential adverse impacts associated with the than pending health care legislation were no longer relevant. Net of discrete items income tax expense was $635 thousand for the year 2010, which was $375 thousand, or 37%, lower than the $1.0 million income tax expense recognized in 2009, and during which year the Company had a 2.5% effective tax rate. Also facilitating the relatively low consolidated world-wide effective tax rate are the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to generate significant cash flows from operating activities is one the Company’s fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by our operating activities, our revolving credit facility, and cash and cash equivalents on hand.
We intend to utilize cash flows generated by our ongoing operating activities, in combination with possibly expanding our commercial lending facility, and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operating conditions warrant.
In the 4th quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share, paying $1.5 million in the aggregate in regards to this dividend issuance. This same quarterly dividend per share was paid in February 2012. The Company intends to use a portion of its operating cash flows to continue issuing dividends to its shareholders in the foreseeable future, while remaining dedicated to using most of its cash to generate improvement in future earnings by funding organic growth initiatives and accretive business acquisitions.
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
We continue to strategically evaluate our ability to sell additional equity or debt securities, and to expand existing or obtain new credit facilities from lenders in order to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. During 2012 the Company intends to utilize its cash and other financing resources towards making strategic accretive acquisitions in the insurance data exchange arena, to fund new product development and service offerings, and to fund other organic growth initiatives.
Our cash and cash equivalents were $23.7 million and $23.4 million at December 31, 2011 and 2010, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of March 12, 2012 is presented in table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Sweden	Total
Cash and ST investments	$9,356	$751	$1,067	$7,605	$1,962	$861	$9,962	$15	$31,579
Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense but will not adversely impact the Company’s liquidity position. Specifically our operations in India benefit from a tax holiday which will continue through 2015; as such the Company's local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. During the year 2011 this tax holiday had the effect of reducing tax expense by $11.1 million. The Company also has a relatively low income tax rate is in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concession granted by the EDB improved net income by $1.1 million.

Our current ratio declined to 1.28 at December 31, 2011 as compared to 1.56 at December 31, 2010 and our working capital position declined to $14.0 million at December 31, 2011 as compared to $21.7 million at the end of the 2010. The reduction in our short-term liquidity position is primarily due to increased trade accounts payable and an increase in deferred revenue liabilities associated with our growing business. We believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Acquisitions

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM, Inc. ("ADAM") with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock pursuant to the merger. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares as of the acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States.
On November 15, 2011, Ebix acquired Health Connect Systems, Inc. (“Health Connect”). Health connect, with operations based out of Fresno, California, is leading online Exchange for buyers and sellers of health insurance and employee benefits. Ebix acquired all of the outstanding stock of Health Connect for aggregate cash consideration in the amount of $18.0 million, which was funded with internal resources using available cash reserves.
Operating Activities
For the twelve months ended December 31, 2011, the Company generated $71.3 million of net cash flow from operating activities compared to $52.8 million for the year ended December 31, 2010, representing a 35% increase. The major sources of cash provided by our operating activities for 2011 was net income of $71.4 million, net of $(4.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(5.1) million of deferred tax benefits, $7.5 million of depreciation and amortization, $2.2 million of non-cash compensation, $(2.8) million of acquisition earnout reductions, and $2.1 million provided by sources of working capital primarily increased trade accounts payable and increased deferred revenue liabilities.
For the twelve months ended December 31, 2010, the Company generated $52.8 million of net cash flow from operating activities. The major sources of cash provided by our operating activities in 2010 was net income of $59.0 million, net of $(8.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(6.2) million of working capital requirements primarily associated with payments of trade payables and increased outstanding trade receivables, $6.0 million of depreciation and amortization, and $1.9 million of non-cash compensation.
Investing Activities
Net cash used for investing activities totaled $13.3 million for the twelve months ended December 31, 2011. During the year the Company used $17.9 million to acquire Health Connect Solutions in November 2011 (net of $55 thousand cash acquired), and $3.5 million was obtained from the February 2011 acquisition of ADAM (net of $944 thousand used to settle outstanding ADAM stock options). Also during this past year in the aggregate $577 thousand was paid in connection with the fulfillment earnout payment obligation from certain prior business acquisitions made in 2008, 2009, and 2010. Also during the year $4.5 million was provided from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, and $2.8 million was used for capital expenditures in connection with purchases of operating equipment to enhance the performance of our technology platforms and to support the continued growth of our businesses.
Net cash used for investing activities totaled $24.4 million for the twelve months ended December 31, 2010 of which $7.1 million was used for the September 2010 acquisition of USIX, $1.0 million was used for the July 2010 acquisition of E-Trek, $1.3 million was used for the May 2010 acquisition of Connective Technologies, $2.7 million was used for the April 2010 acquisition of Trades Monitor, and $2.9 million was used for the January 2010 acquisition of MCN. Also during 2010 $3.0 million was used to fulfill earnout payment obligations to the former shareholders of ConfirmNet (a 2008 business acquisition), $4.5 million was used towards investments in marketable securities (specifically bank certificates of deposit), net of maturities, and $1.8 million was used for purchases of operating equipment and investments in our technology platforms and to support the growth of our businesses.

Financing Activities
Net cash used for financing activities during the twelve months ended December 31, 2011 was $55.5 million. This financing cash outflow was comprised of $63.7 million was used to complete open market repurchases of our common stock, $6.8 million used to settle a previously issued convertible debt instrument, $1.5 million used to pay cash dividends in November 2011 to the holders of our common stock, and $300 thousand was used to service existing capital lease obligations. Partially offsetting these financing cash outflows was $9.8 million of proceeds (net of $6.4 million of principal repayments) from our term loan facility with Bank of America, N.A. (“BOA”), and $6.8 million of proceeds (net of $33.5 million of repayments) from our revolving credit facility with BOA.
Net cash used for financing activities during the twelve months ended December 31, 2010 was $25.7 million. This financing cash outflow was comprised of $22.5 million used for the settlement of previously issued convertible debt instruments, $10.7 million used to complete open market repurchases of our common stock, and $804 thousand was used to service capital lease obligations. Partially offsetting these financing cash outflows was $5.2 million of proceeds (net of principal repayments) from our term loan facility with Bank of America, N.A. (“BOA”), $1.9 million of proceeds (net of repayments) from our revolving credit facility with BOA, and $1.2 million from the exercise of stock options.
Commercial Bank Financing Facility
On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010. The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and amortizing over a three year period with quarterly principal and interest payments that commenced on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest that will be due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and is amortizing these costs into interest expense over the three-year life of the credit agreement. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, expanding operations and associated growth, and strategic business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters incurring new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
Originally in February 2010 the Company entered into the initial credit facility with BOA. The financing was comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortized over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest that was to be due on February 12, 2012. The interest rate applicable to the entire BOA credit facility was LIBOR plus 1.50%.
At December 31, 2011 the outstanding balance on the revolving line of credit was $31.8 million and the facility carried an interest rate of 1.75%. This balance is included in long-term liabilities section of the Condensed Consolidated Balance Sheet. During the twelve months ending December 31, 2011 the average and maximum outstanding balance on the revolving line of credit was $20.9 million and $34.8 million, respectively.
At December 31, 2011, the outstanding balance on the term loan was $15.0 million of which $6.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.75%. During the twelve months ended December 31, 2011 payments in the aggregate amount of $6.3 million were made against the term loan.

Convertible Debt
In August 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was to be payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on this convertible note using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with its terms, as was understood between the Company and the holder, upon a conversion election by the holder, the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.8 million in cash with respect to the conversion spread.
Also in August 2009 the Company issued two convertible promissory notes raising a total of $20.0 million. Specifically the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount was convertible into shares of common stock at a conversion price of $16.00 per share. The note had a 0.0% stated interest rate and no warrants were issued. The note was to payable in full at its maturity date of August 26, 2011. Also at this time the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount was convertible into shares of common stock at a conversion price of $16.00 per share. The note had a 0.0% stated interest rate and no warrants were issued. The note was to be payable in full at its maturity date of August 26, 2011. The Company also applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2010 the Company recognized $328 thousand of interest expense in regards to these notes. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company was to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On November 10, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to fully convert all of the remaining Convertible Promissory Notes. The Company settled these conversion elections by paying $20 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread, and issuing 283,378 shares of Ebix common stock for the remainder of the conversion spread.
The Company also previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010, Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
As of December 31, 2011 the Company has no remaining convertible debt obligations.
Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual purchase obligations and other long-term obligations as of December 31, 2011. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Short and Long-term Debt	$46,750	$6,667	$40,083	$—	$—
Operating leases	16,487	4,196	6,104	2,941	3,246
Capital Leases	346	198	148	—	—
Total	$63,583	$11,061	$46,335	$2,941	$3,246
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In June 2011, the FASB issued new financial reporting guidance regarding the reporting of "other comprehensive income, or (OCI)". This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011, however, the FASB recently decided to defer the effective date for the part of this new guidance that would require adjustments of items out of accumulated other income to be presented as components of both net income and other comprehensive income in financial statements. Those changes would have been effective for annual and interim periods beginning on or after December 15, 2011, but are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company will adopt this new guidance promptly when required, however we do not expect that it will have a material impact on our financial position or operating results as the only element of comprehensive income relevant to Ebix is in regards to cumulative foreign currency translation adjustments.

In September 2011, the FASB issued new technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt early and accordingly applied this new guidance to its 2011 annual impairment evaluation of goodwill.
In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance was applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance in 2011 and applied it to the disclosures regarding our recent acquisitions of ADAM, completed in February 2011, and Health Connect, completed in November 2011.
In January 2010, the FASB issued new guidance regarding disclosures about fair value measurements. The guidance requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in earlier related guidance. Specifically this new guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. Also a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new guidance was effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted and applied this technical guidance 2010.
In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance was to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in 2011 and its adoption did not have a material impact on the Company's consolidated results of operation.
Also in September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in 2011 and its adoption did not have a material impact on the Company's consolidated results of operation.
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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses. The Company applies the provisions of the FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. The cash flow projections are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2011, 2010, and 2009, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.
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
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries because the from these foreign subsidiaries will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. The amount of such unrecognized deferred tax liability as of December 31, 2011 would have been approximately $51.4 million
The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. This guidance clarified the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (“Step 1”) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (“Step 2”) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement.

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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2011, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2011
Total revenues	$40,050	$42,267	$42,602	$44,050
Gross Profit	32,743	33,353	33,895	35,389
Operating income	15,634	18,605	17,954	16,556
Net income	15,164	22,348	16,536	17,330
Net income per common share:
Basic	$0.40	$0.57	$0.44	$0.48
Diluted	$0.37	$0.53	$0.41	$0.44
Year Ended December 31, 2010
Total revenues	$31,603	$32,207	$33,281	$35,097
Gross Profit	24,540	24,780	25,863	27,406
Operating income	12,759	13,008	13,082	13,658
Net income	12,384	14,010	16,681	15,944
Net income per common share:
Basic *	$0.36	$0.40	$0.48	$0.45
Diluted *	$0.32	$0.36	$0.43	$0.42
Year Ended December 31, 2009
Total revenues	$20,668	$22,421	$23,292	$31,304
Gross Profit	16,367	17,889	18,827	23,328
Operating income	8,357	9,260	9,783	11,856
Net income	8,335	8,956	9,434	12,097
Net income per common share:
Basic *	$0.28	$0.29	$0.30	$0.36
Diluted *	$0.23	$0.24	$0.25	$0.31
* Reflects the effect of the 3-for-1 stock split dated January 4, 2010

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S. and, accordingly, a large component of our business transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Singapore, Brazil, and India, and we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2011 and 2010 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain (loss) of $(11.4) million, and $6.5 million respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $5.3 million and $3.5 million for the years ended December 31, 2011 and 2010 respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2011 the Company had $46.8 million of outstanding debt obligations which consisted of a $31.8 million balance on our commercial banking revolving line of credit and a $15 million secured term loan. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.50%, and stood at 1.75% at December 31, 2011. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $27 thousand and $23 thousand for the years ending December 31, 2011 and 2010, respectively. The Company’s average cash balances during 2011 were $24.0 million and its existing cash balances as of December 31, 2011 was $23.7 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $111 thousand and $104 thousand for the years ended December 31, 2011 and 2010, respectively.
During the years ended December 31, 2011 and 2010, we entered into a series of six-month and one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in U.S dollars/Indian rupee currency exchange rate. As of December 31, 2011, the notional value of these contracts which are scheduled to mature in March 2012 is $22.0 million. Changes in the fair value of these derivative instruments are recognized in our consolidated income statement. We use these instruments as economic hedges, intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives partially offset gains and losses on the intercompany receivables being hedged. For the twelve months ended December 31, 2011 and 2010, we recognized a gain (loss) of $(2.6) million and $1.3 million, respectively, on these derivative instruments which included in “Foreign exchange gain ” in the consolidated statements of income. Based upon a sensitivity analysis performed against our forward foreign exchange contracts at December 31, 2011 and 2010, which measures the hypothetical change in the fair value of the contracts resulting from 20% shift in the value of exchange rates of the Indian rupee relative to the U.S. dollar. A 20% appreciation in the U.S. dollar against the Indian rupee (and a corresponding increase in the value of the hedged assets) would lead to a decrease in the fair value of our forward foreign exchange contracts by $3.5 million and $3.7 million, respectively. Conversely, a 20% depreciation in the U.S. dollar against the Indian rupee would lead to an increase in the fair value of our forward foreign exchange contracts by $5.7 million and $5.6 million. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.

During the year ending December 31, 2009 in connection with the acquisition of E-Z Data Ebix issued a put option to the sellers, with respect to the shares of Ebix common stock that were issued as part of the acquisition consideration, which was exercisable during the month of October 2011, which if exercised would enable them to sell the shares back to the Ebix at a price of $15.11 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. Using a Black-Scholes model we determined that the initial fair value for the put option was $6.7 million and that its fair value on December 31, 2011 and 2010 had decreased by $6.7 million and $6.1 million, respectively. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. The put expired unexercised at October 31, 2011.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2011, 2010 and 2009 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2011, 2010 and 2009 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia

March 15, 2012

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands, except per share amounts)
Operating revenue:	$168,969	$132,188	$97,685
Operating expenses:
Costs of services provided	33,589	29,599	21,274
Product development	19,208	13,607	11,362
Sales and marketing	13,642	6,372	5,040
General and administrative	26,268	24,065	16,798
Amortization and depreciation	7,514	6,038	3,955
Total operating expenses	100,221	79,681	58,429
Operating income	68,748	52,507	39,256
Interest income	557	519	199
Interest expense	(759)	(902)	(1,070)
Other non-operating income	647	6,319	89
Foreign exchange gain	4,302	1,211	1,358
Income before income taxes	73,495	59,654	39,832
Income tax provision	(2,117)	(635)	(1,010)
Net income	$71,378	$59,019	$38,822
Basic earnings per common share*	$1.89	$1.69	$1.24
Diluted earnings per common share*	$1.75	$1.51	$1.03
Basic weighted average shares outstanding*	37,742	34,845	31,398
Diluted weighted average shares outstanding*	40,889	39,018	38,014
*Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,696	$23,397
Short-term investments	1,505	6,300
Trade accounts receivable, less allowances of $1,719 and $1,126, respectively	31,133	26,028
Deferred tax asset, net	2,981	—
Other current assets	4,502	5,057
Total current assets	63,817	60,782
Property and equipment, net	8,834	7,806
Goodwill	259,218	180,602
Intangibles, net	38,386	22,574
Indefinite-lived intangibles	30,453	30,552
Deferred tax asset, net	9,412	—
Other assets	1,062	984
Total assets	$411,182	$303,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,719	$15,344
Accrued payroll and related benefits	5,034	4,536
Short term debt	6,667	5,000
Current portion of convertible debt, net of discount of $0 and $56, respectively	—	4,944
Current portion of long term debt and capital lease obligation	165	426
Deferred revenue	16,460	8,610
Current deferred rent	266	—
Other current liabilities	2,468	225
Total current liabilities	49,779	39,085
Revolving line of credit	31,750	25,000
Other long term debt and capital lease obligation, less current portion	8,468	205
Deferred tax liability, net	—	3,534
Put option liability	—	537
Deferred revenue	328	126
Long term deferred rent	939	554
Other liabilities	3,803	2,991
Total liabilities	95,067	72,032
Commitments and Contingencies, Note 7
Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock*, $.10 par value, 60,000,000 shares authorized, 36,418,385 issued and 36,377,876 outstanding at December 31, 2011 and 36,057,791 issued and 36,017,282 outstanding at December 31, 2010	3,638	3,602
Additional paid-in capital	179,518	153,221
Treasury stock* (40,509 shares as of December 31, 2011 and December 31, 2010 respectively)	(76)	(76)
Retained earnings	137,559	67,642
Accumulated other comprehensive income (loss)	(4,524)	6,879
Total stockholders’ equity	316,115	231,268
Total liabilities and stockholders’ equity	$411,182	$303,300
* Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Accumulated
	Common Stock*						Other
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital*	Retained Earnings	Comprehensive (Loss) Income	Total	Comprehensive Income
	(In thousands, except share amounts)
Balance, January 1, 2009	30,019,365	$981	(179,235)	$(1,178)	$111,641	$(30,199)	$(11,103)	$70,142
Net income						38,822		38,822	$38,822
Cumulative translation adjustment							11,452	11,452	11,452
Comprehensive income								—	$50,274
Exercise of stock options	302,163	10			1,555			1,565
Deferred compensation and amortization related to options and restricted stock					1,369			1,369
Repurchase of common stock	(48,672)	(2)	(31,950)	(205)	(298)			(505)
Retirement of treasury stock	(170,676)		170,676	1,307	(1,307)			—
Conversion of principal and interest on Convertible promissory notes	2,790,186	93			22,262			22,355
Effect 3-1 stock split		2,295			(2,295)			—
Imputed interest on issuance of convertible debt					534			534
Shares subscribed for business acquisitions	1,488,984	50			24,950			25,000
Vesting of restricted stock	93,258	16			(7)			9
Balance, December 31, 2009	34,474,608	3,443	(40,509)	(76)	158,404	8,623	349	170,743
Net income						59,019		59,019	59,019
Cumulative translation adjustment							6,530	6,530	6,530
Comprehensive income								—	$65,549
Exercise of stock options	1,252,785	125			1,111			1,236
Deferred compensation and amortization related to options and restricted stock					1,850			1,850
Repurchase of common stock	(669,978)	(67)			(10,583)			(10,650)
Settlement on conversion of convertible debt	760,040	76			1,636			1,712
APIC adjustment for stock options					828			828
Vesting of restricted stock	240,336	25			(25)			—
Balance, December 31, 2010	36,057,791	3,602	(40,509)	(76)	153,221	67,642	6,879	231,268
Net income						71,378		71,378	71,378
Cumulative translation adjustment							(11,403)	(11,403)	(11,403)
Comprehensive income								—	$59,975
Exercise of stock options	69,509	8			43			51
Repurchase of common stock	(3,510,973)	(351)			(63,308)			(63,659)

Settlement on conversion of convertible debt					(1,851)			(1,851)
Deferred compensation and amortization related to options and restricted stock					2,205			2,205
Shares subscribed for business acquisition	3,650,914	365			87,111			87,476
APIC adjustment for stock options					2,111			2,111
Vesting of restricted stock	151,144	14			(14)			—
Dividends paid						$(1,461)		$(1,461)
Balance, December 31, 2011	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115

* Adjusted for all periods presented to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$71,378	$59,019	$38,822
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,514	6,038	3,955
Provision for doubtful accounts	976	1,143	321
Provision for deferred taxes	(5,083)	(1,752)	(2,615)
Unrealized foreign exchange gain on forward contracts	2,346	(1,304)	(500)
Unrealized foreign exchange gain	(5,795)	(598)	—
Unrealized gain on put option	(537)	(6,059)	(89)
Share-based compensation	2,205	1,850	1,369
Debt discount amortization on convertible debt	21	327	—
Reduction of acquisition earn-out contingent liability	(2,847)	(1,500)	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(2,903)	(3,018)	(8,619)
Other assets	1,647	(955)	(577)
Accounts payable and accrued expenses	1,525	(356)	1,127
Accrued payroll and related benefits	(532)	165	587
Deferred rent	(261)	(125)	27
Other liabilities	836	(61)	109
Deferred revenue	796	(35)	(40)
Net cash provided by operating activities	71,286	52,779	33,877
Cash flows from investing activities:
Investment in ADAM, net of cash acquired	3,529	—	—
Investment in MCN, net of cash acquired	(381)	(2,931)	—
Investment in Trades Monitor, net of cash acquired	—	(2,749)	—
Investment in Connective Technologies, net of cash acquired	—	(1,337)	—
Investment in USIX, net of cash acquired	—	(7,131)	—
Investment in e-Trek, net of cash acquired	—	(1,011)	—
Investment in IDS, net of cash acquired	—	—	(1,000)
Investment in Health Connect Systems, net of cash acquired	(17,945)	—	—
Investment in Periculum, net of cash acquired	—	(6)	(200)
Investment in Acclamation, net of cash acquired	—	—	(85)
Investment in Confirmnet, net of cash acquired	(184)	(2,975)	(3,279)
Purchases of marketable securities	(3,098)	(11,507)	(4,133)
Maturities of marketable securities	7,600	7,006	3,870
Investment in Facts, net of cash acquired	(12)	(11)	(6,215)
Investment in Peak Performance, net of cash acquired	—	—	(7,894)
Investment in EZ Data, net of cash acquired	—	—	(25,362)
Capital expenditures	(2,829)	(1,754)	(3,129)
Net cash used in investing activities	(13,320)	(24,406)	(47,427)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	6,750	1,900	(1,846)
Proceeds from term loan	16,250	10,157	—

Proceeds from the issuance of convertible debt	—	—	25,000
Principal payments on term loan obligation	(6,407)	(5,000)	—
Repurchase of common stock	(63,659)	(10,650)	(505)
Settlement on conversion of convertible debt	(6,761)	(22,521)	—
Payments of long term debt	—	—	(742)
Payments for capital lease obligations	(300)	(804)	(293)
Proceeds from exercise of common stock options	51	1,236	1,565
Dividends paid	(1,461)	—	—
Net cash provided (used) by financing activities	(55,537)	(25,682)	23,179
Effect of foreign exchange rates on cash and cash equivalents	(2,130)	1,479	123
Net change in cash and cash equivalents	299	4,170	9,752
Cash and cash equivalents at the beginning of the year	23,397	19,227	9,475
Cash and cash equivalents at the end of the year	$23,696	$23,397	$19,227
Supplemental disclosures of cash flow information:
Interest paid	$710	$526	$1,125
Income taxes paid	3,796	2,396	4,752
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

Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. Products include data exchanges, carrier systems, agency systems, and feature fully customizable and scalable on-demand software designed to improve the way insurance professionals manage all aspects of distribution, including: marketing, sales, service, accounting and management. The Company has its headquarters in Atlanta, Georgia and also operated in eight other countries during 2011 including Australia, Canada, China, India, Japan, New Zealand, Singapore, and Brazil. International revenue accounted for 29%, 29% and 25% of total revenue in 2011, 2010 and 2009, respectively.
The Company’s revenues are derived from four product channels. Presented in the table below is the breakout of our revenue streams for each of those product channels for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
(dollar amounts in thousands)	2011	2010	2009
Exchanges	$130,638	$94,212	$60,764
Broker Systems	18,006	13,841	11,599
Business Process Outsourcing (“BPO”)	14,944	15,586	14,698
Carrier Systems	5,381	8,549	10,624
Totals	$168,969	$132,188	$97,685
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
Jenquest, Inc., a California corporation
Acclamation Systems, Inc., a Pennsylvania corporation
FACTS Services Inc., a Florida corporation
E-Z Data, Acquisition Sub, LLC, a California limited liability company
Peak Performance Solutions, Inc., a Delaware limited liability company
ADAM, Inc., a Georgia corporation
Agency Solutions.com, LLC (d.b.a. HealthConnect Systems), a Delaware limited liability company
Ebix Software India Private Limited
Ebix Software India SEZ, Private Limited
Premier Ebix Exchange Software Private Ltd.
Ebix Australia Pty,. Ltd.
Ebix Australia (VIC) Pty. Ltd.
Ebix Exchange-Australia PTY LTD
Ebix New Zealand
Ebix New Zealand Holdings
Ebix Singapore PTE LTD
Ebix Latin America, LLC, a Georgia limited liability company
EIH Holdings AB, a Swedish business corporation
EIH Holdings KB, a Swedish business partnership
Ebix Asia Holdings Inc., a Mauritius business corporation.
USIX Technology, S.A.., a Brazilian corporation
MCN Technology & Consulting, Ltda., a Brazilian limited liability company.

The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, and the provision for income taxes. Actual results may be materially different from those estimates.

Reclassification—Certain of the prior year balances including the note thereto have been reclassified to conform to the current year presentation.
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
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value. The carrying value of our short-term investments was $1.5 million and $6.3 million at December 31, 2011 and 2010, respectively.
Fair Value of Financial Instruments—The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of financial instruments in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

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
The Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Foreign currency hedges for which the fair values are measured as a Level 2 instrument.

•	Common share-based put option for which the fair value was measured as Level 2 instrument.

•	Short-term investments for which the fair values are measured as a Level 1 instrument.
The Company believes the carrying amount of its commercial line of credit, term loan, and capital lease obligations are a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.
Revenue Recognition and Deferred Revenue—The Company derives its revenues primarily from professional and support services, which includes revenue generated from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue ("BPO"). Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with the Financial Accounting Standards Board ("FASB"), GAAP, and Securities and Exchange Commission Staff Accounting ("SEC") accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company.
The Company begins to recognize revenue from license fees for its ASP products upon granting customer access to the respective processing platform. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Revenues from BPO arrangements, which include data entry and call center services, and insurance certificate creation and tracking services, are recognized as the services are performed. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses is recognized upon delivery together with the Company’s licensed software products. Fees for training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services are recognized ratably over the term of the support agreement.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and pertain to maintenance and support, initial setup or registration fees under hosting agreements, and software license fees received in advance of delivery and acceptance. Approximately $8.3 million and $5.0 million of deferred revenue were included in accounts receivable at December 31, 2011 and 2010, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2011 include $31.1 million of trade receivables net of the $1.7 million estimated allowance for doubtful accounts receivable. Included in accounts receivable is $5.2 million of unbilled receivables. There was approximately $8.3 million of deferred revenue included in accounts receivable, billed and unbilled, at December 31, 2011. At December 31, 2010 the Company had $26.0 of trade accounts receivable net of the $1.1 million estimated allowance for doubt accounts receivable, and included $4.6 million of unbilled receivables. There was approximately $5.0 million of deferred revenue included in accounts receivable, billed and unbilled, at December 31, 2010. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $1.0 million, $1.2 million, and $321 thousand for the year ended December 31, 2011, 2010, and 2009 respectively.
Costs of Services Provided—Costs of services provided consist of data processing costs, customer support costs including personnel costs to maintain our proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Depreciation expense is not included in costs of services provided.
Goodwill and Indefinite-Lived Intangible Assets— Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. In 2011 the Company is applying the new guidance concerning goodwill impairment evaluation. In accordance with this new technical guidance the Company first assessed certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than their than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. During the years ended December 31, 2011, 2010, and 2009, we had no impairment of our reporting unit goodwill balances.
During 2011 the Company recorded $60.1 million of goodwill in connection with the recent acquisitions of ADAM, Inc. ("ADAM") acquired in February 2011 and $20.4 million of goodwill in connection with the acquisition of Health Connect Systems ("HCS") acquired in November 2011. Also during 2011 the Company recognized a net reduction in the amount of $257 thousand in regards to adjustments to recorded goodwill in connection with business acquisitions made during the years 2008 to 2010. During 2010 the Company recorded $19.2 million of goodwill in connection with the acquisitions of MCN Technology & Consulting (“MCN”), Trades Monitor Australia Pty (“Trades Monitor”), Connective Technologies, Inc. (“Connective Technologies”), E-Trek Solutions PTE Ltd, (“E-Trek”), and USIX Technology, S.A.
Changes in the carrying amount of goodwill for the year ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Beginning Balance	$180,602	$157,245
Additions	80,259	19,211
Foreign currency translation adjustments	(1,643)	4,146
Ending Balance	$259,218	$180,602
The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty ("P&C") data exchange and with ten corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to these underlying business acquisitions Ebix had pre-existing contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the P&C data exchange and CRM platform, and used to deliver services to these carriers and corporate clients, cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2011, 2010, and 2009, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
Purchased Intangible Assets—Purchased intangible assets represent the estimated fair value of acquired intangible assets from the businesses that we acquire in the U.S. and foreign countries in which we operate. These purchased intangible assets include customer relationships, developed technology, informational databases, and trademarks. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(yrs)
Customer relationships	4-20
Developed technology	3-12
Trademarks	5-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2011 and December 31, 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Intangible assets:
Customer relationships	$40,289	$24,001
Developed technology	11,640	9,343
Trademarks	2,188	218
Non-compete agreements	418	418
Backlog	140	140
Database	207	213
Total intangibles	54,882	34,333
Accumulated amortization	(16,496)	(11,759)
Intangibles, net	$38,386	$22,574
Indefinite-lived intangibles:
Customer/territorial relationships	$30,453	$30,552
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

Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $1.0 million, $973 thousand, and $548 thousand in 2011, 2010 and 2009, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2011 and 2010, $402 thousand and $100 thousand, respectfully, of sales commissions were deferred and included in other current assets on the accompanying consolidated balance sheet. During the year ended December 31, 2011 the Company amortized $465 thousand of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying consolidated income statement.
Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and depreciated over the expected remaining life of the related asset. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the Company’s accounts. Fixed assets acquired in acquisitions are recorded at fair value. The estimated useful lives applied by the Company for property and equipment are as follows:

Life
Asset Category	(yrs)
Computer equipment	5
Furniture, fixtures and other	7
Buildings	30
Leasehold improvements	Life of the lease
Recent Accounting Pronouncements
The following is a summary brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
In June 2011, the FASB issued new financial reporting guidance regarding the reporting of "other comprehensive income, or (OCI)". This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011, however, the FASB recently decided to defer the effective date for the part of this new guidance that would require adjustments of items out of accumulated other income to be presented as components of both net income and other comprehensive income in financial statements. Those changes would have been effective for annual and interim periods beginning on or after December 15, 2011, but are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company will adopt this new guidance promptly when required, however we do not expect that it will have a material impact on our financial position or operating results as the only element of comprehensive income relevant to Ebix is in regards to cumulative foreign currency translation adjustments.
In September 2011, the FASB issued new technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt early and accordingly applied this new guidance to its 2011 annual impairment evaluation of goodwill.

In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance was applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance in 2011 and applied it to the disclosures regarding our recent acquisitions of ADAM, completed in February 2011, and Health Connect, completed in November 2011.
In January 2010, the FASB issued new guidance regarding disclosures about fair value measurements. The guidance requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in earlier related guidance. Specifically this new guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. Also a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new guidance was effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted and applied this technical guidance in 2010.
In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance was to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in 2011 and its adoption did not have a material impact on the Company's consolidated results of operation.
Also in September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in 2011 and its adoption did not have a material impact on the Company's consolidated results of operation.

Note 2: Earnings per Share and Stock Splits
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods presented in the accompanying Consolidated Statements of Income have been adjusted to reflect the retroactive effect of the Company’s three-for-one stock split dated January 4, 2010.

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2011	2010	2009
Basic earnings per common share	$1.89	$1.69	$1.24
Diluted earnings per common share	$1.75	$1.51	$1.03
Basic weighted average shares outstanding	37,742	34,845	31,398
Diluted weighted average shares outstanding	40,889	39,018	38,014

To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	For the year ended December 31,
	(in thousands)
	2011	2010	2009
Net income	$71,378	$59,019	$38,822
Convertible debt interest (excludes imputed interest)	—	10	466
Net income for diluted earnings per share purposes	$71,378	$59,029	$39,288
Diluted shares outstanding *	40,889	39,018	38,014
Diluted earnings per common share *	$1.75	$1.51	$1.03

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010
Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2011 there were 90,000 potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding determined as follows for each years ending December 31, 2011, 2010, and 2009.

	For the year ended December 31,
	2011	2010	2009
Basic wtd. avg. shares outstanding	37,741,927	34,845,126	31,398,263
Incremental shares for common stock equivalents	3,147,516	4,173,187	6,616,094
Diluted shares outstanding	40,889,443	39,018,313	38,014,357

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

The Company's consistent practice is that immediately after a business acquisitions made all functions including infrastructure, sales and marketing, administrative, product development, are integrated tightly to ensure that efficiencies are maximized and redundancies eliminated. The company integrates all and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, administration after an acquisition, to also ensure that the Company can rapidly leverage cross-selling opportunities and to realize cost efficiencies. While doing so, the Company's resources and infrastructure is leveraged to work across multiple functions making it neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.
2011 Acquisitions
Health Connect Systems. — Effective November 15, 2011, Ebix acquired Health Connect Systems, Inc. (“Health Connect”). Health Connect, with operations based out of Fresno, California, is leading online Exchange for buyers and sellers of health insurance and employee benefits. Ebix acquired all of the outstanding stock of Health Connect for aggregate cash consideration in the amount of $18.0 million, which was funded with internal resources using available cash reserves. The former shareholders of Health Connect retain the right to earn up to an additional $4.0 million if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. In summary in regards to the Health Connect acquisition the Company recorded goodwill in the amount of $20.4 million, and definite lived assets with respect to acquired customer relationships in the amount of $1.2 million and acquired developed technology in the amount of $256 thousand.

ADAM, Inc. —Effective February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM, Inc. ("ADAM") with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for each share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger agreement. This issuance of shares increased the Company's diluted common share count to approximately 42.07 million shares as of acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $23.1 million of Adam's operating revenues recognized since February 7, 2011 are included in the Company's revenues reported in its consolidated statement of income for the year ended December 31, 2011. The revenue derived from ADAM's portfolio of products and services is included in the Company's Exchange division. The Company accounted for this acquisition by recording $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks and the remaining portion of the purchase price consideration paid to goodwill in the amount of $60.1 million.
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
The aggregate net cash consideration paid by Ebix for all of these acquisitions was $15.2 million and the former shareholders or owners of the acquired companies retained the right to earn up to an additional $12.9 million if certain incremental revenue targets were achieved over the two-year anniversary date subsequent to their respective effective dates of the acquisition. The Company had originally accrued $8.7 million upon analysis of the fair value of the contingent liabilities and the expected performance of the operating units. Since then $381 thousand of the accrued earnout liability has been paid, and as of December 31, 2011 $7.6 million of the estimated contingent liability remains included in the Company's consolidated balance sheet. The results of operations for each of the business combinations described in the preceding paragraphs have been included in the Company’s consolidated financial statements as of and since each of their respective effective dates of the acquisition.

2009 Acquisitions
E-Z Data, Inc. — Effective October 1, 2009, the Company acquired E-Z Data, Inc. ("E-Z Data'), with principal offices in Pasadena, CA, a provider of on-demand customer relationship management (“CRM”) solutions for insurance companies, brokers, agents, investment dealers, and financial advisers. The Company acquired the business operations and intellectual property of E-Z Data for an aggregate purchase price of $50.53 million paid to E-Z Data’s shareholders consisting of cash consideration in the amount of $25.53 million paid at closing and $25.00 million in shares of our common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. Furthermore, under the terms of the agreement the E-Z Data sellers held a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying shares of common stock back to the Company at a price of $15.11 per share, which represented a 10% discount off of the per-share value established on the effective date of the closing of the acquisition. This put option is described in more detail in Note 11. The Company funded the cash portion of the purchase price using the proceeds from the Company’s two convertible promissory notes issued in August 2009. The Company added the E-Z Data’s product line to its Exchange division. In summary in regards to the E-Z Data acquisition the Company recorded goodwill in the amount of $43.8 million, an indefinite-life intangible asset of $14.2 million with respect to existing contractual relationships with corporate clients, definite lived intangible assets with respect to acquired retail customer relationships in the amount of $3.8 million , $418 thousand with respect and to non-compete agreements, and $2.3 million with respect to acquired developed technology.
Peak Performance Solutions, Inc. — Effective October 1, 2009, Ebix acquired Peak Performance Solutions, Inc. ("Peak"). Pursuant to the terms of the stock purchase agreement, the Company paid Peak’s shareholders $8.0 million in cash for all of Peak’s outstanding stock. Peak, with operations based out of Columbus, OH, provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. The acquisition agreement also provided for additional contingent consideration up to an amount of $1.5 million if certain revenue targets were achieved over the one-year period subsequent to the effective date of the acquisition. At the acquisition date management estimated that the full $1.5 million earn out would be achieved and paid out, and therefore the amount was accrued and included in the original purchase price allocation. The Company funded this acquisition with internal resources using available cash reserves. In summary in regards to the Peak acquisition the Company recorded goodwill in the amount of $7.5 million, and intangible assets with respect to acquired customer relationships in the amount of $2.1 million and acquired developed technology in the amount of $509 thousand. During 2010 the Company recognized a $1.5 million reduction to reported general and administrative expenses associated with the reversal of the previously recorded contingent liability earnout obligation because during the subsequent 2010 earnout period the defined revenue targets were not achieved by the Peak operations.
Facts Services, Inc. — Effective May 1, 2009, Ebix, Inc. acquired Facts Services, Inc. ("Facts"), a Miami, Florida based provider of fully automated software solutions for health care payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $7.0 million for all of Facts’ stock. The Company included Facts’ operations with its Pittsburgh health services division operating under the name of EbixHealth, which includes operating results of Facts starting with the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves. The Company recognized $4.7 million of goodwill and

$2.2 million of intangible assets, primarily customer relationships in connection with the acquisition of Facts.
The following table summarizes the net assets acquired as a result of the acquisitions that occurred during 2011 and 2010:

	December 31,
(In thousands)	2011	2010
Current assets	$9,710	$1,511
Property and equipment	1,626	411
Intangible assets	20,970	5,028
Deferred tax asset, (net)	9,294	—
Goodwill	80,516	19,194
Total assets acquired	122,116	26,144
Less: liabilities assumed	(15,696)	(10,427)
Net assets acquired	$106,420	$15,717

The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2011 and 2010:

	December 31,
	2011		2010
		Weighted Average		Weighted Average
Intangible asset Category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$16,594	11.7	$3,778	13.2
Developed technology	2,406	5.3	1,058	7.6
Non-compete agreements	—	—	192	10
Trademarks	1,970	13.4	—	—
Total acquired intangible assets	$20,970	11.2	$5,028	11.9
Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ended December 31, 2012	$4,741
For the year ended December 31, 2013	4,687
For the year ended December 31, 2014	4,380
For the year ended December 31, 2015	3,713
For the year ended December 31, 2016	3,395
For the years ended after December 31, 2017	17,470

$38,386

The Company recorded $4.8 million, $3.7 million, and $2.4 million of amortization expense related to acquired intangible assets for the year ended December 31, 2011, 2010, and 2009, respectively.

Note 4: Pro Forma Financial Information (re: 2011 and 2010 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	As Reported 2011	Pro Forma 2011	As Reported 2010	Pro Forma 2010
		(unaudited)		(unaudited)
	(In thousands)
Revenue	$168,969	$179,052	$132,188	$174,254
Net Income	$71,378	$72,086	$59,019	$62,533
Basic EPS*	$1.89	$1.89	$1.69	$1.62
Diluted EPS*	$1.75	$1.75	$1.51	$1.47

*	Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010; see Note 2.
The preceding unaudited pro forma financial information for the year 2011 includes twelve months of pro forma financial results from the acquisitions of ADAM and Health Connect as if these acquisitions had been made on January 1, 2010, whereas the Company’s reported financial statements for the year 2011 include only approximately eleven months of financial results for ADAM, and approximately two months of financial results for Health Connect.
Similarly, the unaudited pro forma financial information for the year 2010 includes twelve months of pro forma financial results from the acquisitions of ADAM, Health Connect, MCN, Trades Monitor, Connective Technologies, E-Trek, and USIX as if these acquisitions had been made on January 1, 2010, whereas the Company’s reported financial statements for the year 2010 include only the following actual financial results: none for ADAM and Health Connect, eleven months for MCN; nine months for Trades Monitor; seven months for Connective Technologies; six months for E-Trek and, four months for USIX.

Note 5: Commercial Bank Financing Facility
On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which further amended the initial credit agreement dated February 12, 2010, as previously amended. The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and now amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and is amortizing these costs into interest expense over the three-year life of the credit agreement. As of December 31, 2011 the Company's Consolidated Balance Sheet includes $148 thousand of remaining deferred financing costs.
The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, expanding operations and associated growth, and strategic business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters incurring new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
Originally in February 2010 the Company entered into the initial credit facility with BOA. The financing was comprised of a two-year, $25 million secured revolving credit facility, and a $10 million secured term loan which amortized over a two year period with quarterly principal and interest payments that commenced on March 31, 2010 and a final payment of all remaining outstanding principal and accrued interest that was to be due on February 12, 2012. The interest rate applicable to the entire BOA credit facility was LIBOR plus 1.50%.
At December 31, 2011 the outstanding balance on the revolving line of credit was $31.8 million and the facility carried an interest rate of 1.75%. This balance is included in long-term liabilities section of the Consolidated Balance Sheet. During the twelve months ending December 31, 2011 the average and maximum outstanding balance on the revolving line of credit was $20.9 million and $34.8 million, respectively, and the weighted average interest rate was 1.74%.

At December 31, 2010 the outstanding balance on the revolving line of credit was $25.0 million and the facility carried an interest rate of 1.77%. This balance was included in the long-term liabilities section of the Consolidated Balance Sheets. During the twelve month period ending December 31, 2010 the average and maximum outstanding balance on the revolving line of credit was $18.7 million and $25.0 million respectively, and the weighted average interest rate was 1.78%.
At December 31, 2011, the outstanding balance on the term loan was $15.0 million of which $6.7 million is due within twelve months. This term loan also carried an interest rate of 1.75%. During the twelve months ended December 31, 2011 payments in the aggregate amount of $6.3 million were made against the term loan and the weighted average interest rate was 1.74%. The balance of the term loan is included in the respective current and long-term liabilities section of the Consolidated Balance Sheets.

At December 31, 2010 the outstanding balance on the term loan was $5.0 million and it carried an interest rate of 1.77%. During the twelve months ended December 31, 2010 payments in the aggregate amount of $5.0 million were made against the term loan, and the weighted average interest rate was 1.78%. The balance of the term loan was included in the current liabilities section of the Consolidated Balance Sheets.

Note 6: Convertible Debt
The counterparties to our convertible debt arrangements are and were significant shareholders of the Company’s common stock.
In August 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was to be payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on this convertible note using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with its terms, as was understood between the Company and the holder, upon a conversion election by the holder, the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.8 million in cash with respect to the conversion spread. The Company also recognized a pre-tax gain in the amount of $108 thousand with respect the settlement of this convertible debt.
Also in August 2009 the Company issued two convertible promissory notes raising a total of $20.0 million. Specifically the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount was convertible into shares of common stock at a conversion price of $16.00 per share. The note had a 0.0% stated interest rate and no warrants were issued. The note was to payable in full at its maturity date of August 26, 2011. Also at this time the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount was convertible into shares of common stock at a conversion price of $16.00 per share. The note had a 0.0% stated interest rate and no warrants were issued. The note was to be payable in full at its maturity date of August 26, 2011. The Company also applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2010 the Company recognized $328 thousand of interest expense in regards to these notes. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company was to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On November 10, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to fully convert all of the remaining Convertible Promissory Notes. The Company settled these conversion elections by paying $20 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread, and issuing 283,378 shares of Ebix common stock for the remainder of the conversion spread. The Company also recognized a pre-tax gain in the amount of $24 thousand with respect the settlement of this convertible debt.
In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraphs the Company followed the FASB accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires an entity to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance with respect to these convertible debt instruments resulted in the Company recording $24.2 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that did not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount was amortized to interest expense over the two year term of the convertible notes. We recognized non-cash interest expense of $21 thousand and $328 thousand during years ended December 31, 2011 and 2010, respectively, as related to the amortization of the discount on the liability component. For federal income tax purposes, the issuance of the convertible notes is considered to be an issuance of debt with an original issue discount and the amortization of this discount in future periods is not deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment of $318 thousand to increase our deferred tax liabilities (included in other liabilities) and a corresponding reduction of the related equity component which is in included in additional paid-in capital. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes will only impacted diluted earnings per share when the average price of our common stock exceeded the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. We included the effect of the additional shares that could have been issued from conversion in our diluted net income per share calculation using the treasury stock method.
The Company also previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. On February 3, 2010, Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
As of December 31, 2011 the Company has no remaining convertible debt obligations.

Note 7: Commitments and Contingencies
Contingencies—Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss in the federal action. A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011, in the federal action. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raises various defenses that the CAC fails to state a claim. Plaintiffs filed their Response on February 23, 2012. The Company believes that the complaints are legally insufficient.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2018, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2011 and 2010.
Commitments for minimum rentals under non-cancellable leases and debt obligations as of December 31, 2011 were as follows:

Year	Debt	Capital Leases	Operating Leases
	(in thousands)
2012	$6,667	$198	$4,196
2013	6,667	128	3,489
2014	33,416	20	2,615
2015	—	—	1,594
2016	—	—	1,347
Thereafter	—	—	3,246
Total	$46,750	$346	$16,487
Less: amount representing interest	—	(46)
Present value of obligations under capital leases	—	$300
Less: current portion	(6,667)	(165)
Long-term obligations	$40,083	$135
Rental expense for office facilities and certain equipment subject to operating leases for 2011, 2010 and 2009 was $4.6 million, $4.0 million and $2.7 million, respectively.
Sublease income for 2011, 2010 and 2009 was $0, $145 thousand, $141 thousand, respectively.
Self Insurance—For most of the Company’s U.S. employees, the Company is currently self-insured for its health insurance and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2011 and 2010, the amount accrued on the Company’s consolidated balance sheet was $384 thousand and $269 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2012, is $2.5 million.

Note 8: Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2011, the Company has one equity based compensation plan. No stock options were granted to employees during 2011, 2010 and 2009; however, options were granted to Directors in 2011, 2010 and 2009. Stock compensation expense of $537 thousand, $444 thousand and $216 thousand was recognized during the years ending December 31, 2011, 2010 and 2009, respectively, on outstanding and unvested options.
The fair value of options granted during is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average fair values of stock options granted	$20.58	$21.70	$17.58
Expected volatility	59.0%	54.9%	63.2%
Expected dividends	.74%	—%	—%
Weighted average risk-free interest rate	.33%	.72%	1.16%
Expected life of stock options	3.5 years	3.5 years	3.5 years

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Within Plans	Outside Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding at December 31, 2008	4,718,808	5,625	$1.47	3.71	$30,680
Granted	135,000	—	$17.58
Exercised	(302,163)	—	$5.18
Canceled	(9,009)	—	$8.39
Outstanding at December 31, 2009	4,542,636	5,625	$1.69	2.91	$66,344
Granted	45,000	—	$21.70
Exercised	(1,247,160)	(5,625)	$4.99
Canceled	—	—	$—
Outstanding at December 31, 2010	3,340,476	—	$2.22	2.51	$71,638
Granted	45,000	—	$20.58
Exercised	(69,509)	—	$0.73
Canceled	(792)	—	$0.72
Outstanding at December 31, 2011	3,315,175	—	$2.51	1.56	$64,959
Exercisable at December 31, 2011	3,135,170	—	$1.66	1.56	$64,072
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $941 thousand, $5.7 million, $2.0 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009, was $51 thousand, $1.2 million and $1.5 million, respectively.
A summary of non-vested options and changes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at December 31, 2008	270,000	$7.13
Granted	135,000	$17.58
Vested	(101,100)	$7.08
Canceled	—	$—
Non-vested balance at December 31, 2009	303,900	$11.79
Granted	45,000	$21.70
Vested	(101,210)	$10.61
Canceled	—	$—
Non-vested balance at December 31, 2010	247,690	$14.07
Granted	45,000	$20.58
Vested	(112,685)	$11.71
Canceled	—	$—
Non-vested balance at December 31, 2011	180,005	$17.17

The following table summarizes information about stock options outstanding by price range as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.38-$.0.74	2,324,542	1.15	$0.61	2,324,542	$0.61
$1.50-$1.75	480,375	2.28	$1.74	480,375	$1.74
$2.17-$2.36	54,000	4.39	$2.27	54,000	$2.27
$6.98-$7.27	231,258	1.56	$7.14	197,503	$7.12
$17.58-$21.70	225,000	3.54	$19.00	78,750	$18.17
	3,315,175	1.56	$2.51	3,135,170	$1.66

Restricted Stock—Pursuant to the Company’s restricted stock agreements, the restricted stock generally vests in three equal annual installments. The restricted stock also vests with respect to any unvested shares upon the applicable employee’s death, disability or retirement, the Company’s termination of the employee other than for cause, or for a change in control of the Company. A summary of the status of the Company’s non-vested restricted stock grant shares is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value
Non vested at December 31, 2008	299,142	$6.56
Granted	236,616	$8.17
Vested	(130,446)	$5.69
Forfeited	—	$—
Non vested at December 31, 2009	405,312	$7.79
Granted	50,371	$16.05
Vested	(241,215)	$7.59
Forfeited	(4,183)	$8.22
Non vested at December 31, 2010	210,285	$9.98
Granted	103,469	$23.33
Vested	(150,267)	$9.51
Forfeited	(18,406)	$8.79
Non vested at December 31, 2011	145,081	$20.13
As of December 31, 2011 there was $2.2 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 1.93 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $1.8 million and $742 thousand, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.7 million,$1.4 million and $1.2 million, during each of the years ending December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011 the Company has 5.9 million shares of common stock reserved for stock option and restricted stock grants.

Note 9: Income Taxes
Income before income taxes consisted of:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Domestic	$12,043	$13,694	$14,501
Foreign	61,452	45,960	25,331
Total	$73,495	$59,654	$39,832

The income tax provision (benefit) consisted of:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Current:
Federal	$1,237	$527	$1,176
State	822	362	758
Foreign	2,990	1,409	3,992
	$5,049	$2,298	$5,926
Deferred:
Federal	3,699	1,215	(126)
State	44	(148)	(444)
Foreign	(1,755)	(430)	(1,546)
	1,988	637	(2,116)

Provision for income taxes from ongoing operations at effective tax rate	$7,037	$2,935	$3,810
Discrete Items:
Release of valuation allowance	(6,625)	(2,300)	(2,800)
Windfall expense related to stock compensation	1,938	—	—
Enhanced R&D deduction - foreign operations	(233)	—	—
Provision for income taxes from discrete items	(4,920)	(2,300)	(2,800)

Total provision for income taxes	$2,117	$635	$1,010

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statutory tax rate	35.0%	35.0%	34.0%
Tax impact of foreign subsidiaries	(5.6)%	(2.5)%	(11.6)%
State income taxes, net of federal benefit	0.8%	0.6%	1.2%
Uncertain tax matters	0.2%	—%	5.1%
Tax holiday - India (Permanent Difference)	(15.1)%	(19.9)%	(15.1)%
Passive income exemption - Sweden (Permanent Difference)	(3.0)%	(3.7)%	(3.9)%
Other permanent differences	(1.0)%	(5.0)%	(0.7)%
Other	(1.8)%	0.3%	0.6%
Effective tax rate from ongoing operations	9.5%	4.8%	9.6%
Discrete Items:
Release of valuation allowance	(9.0)%	(3.7)%	(7.1)%
Windfall expense related to stock compensation	2.6%	—%	—%
Enhanced R&D deduction - foreign operations	(0.2)%	—%	—%
Effective tax rate after discrete items	2.9%	1.1%	2.5%

Current deferred income tax assets and liabilities and long-term deferred tax assets and liabilities are presented on a net basis separately in the December 31, 2011 and 2010 accompanying Consolidated Balance Sheets. The individual balances in current and long-term deferred tax assets and liabilities are as follows:

	2011	2010
	(In thousands)
Current deferred income tax assets	$3,277	$922
Long-term deferred income tax assets, net of valuation allowance	28,865	11,050
Total deferred income tax assets	32,142	11,972
Current deferred income tax liabilities	(297)	(422)
Long-term deferred income tax liabilities	(19,452)	(14,591)
Net deferred income tax asset/( liability)	$12,393	$(3,041)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which comprise the deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$331	$277	$334	$—
Share-based compensation	549	—	842	—
Accruals and prepaids	2,009	297	1,068	422
Bad debts	720	—	422	—
Discount on convertible debt	—	—	—	143
Acquired intangible assets	933	19,175	1,008	14,448
Net operating loss carryforwards	22,237	—	10,827	—
Tax credit carryforwards	5,363	—	4,097	—
	32,142	19,749	18,598	15,013
Valuation allowance	—	—	(6,626)	—
Total deferred taxes	$32,142	$19,749	$11,972	$15,013

During the year ending December 31, 2011, the Company recognized certain discrete items that effected consolidated income tax expense. Specifically the Company released the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units, available prudent and feasible tax planning strategies, and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $6.6 million. Also included in recognized discrete items was a $1.9 million income tax expense pertaining to charges associated with windfall gains realized from tax deductions in connection with exercised stock options and vested restricted stock grants, and a $233 thousand income tax benefit from certain enhanced research and development tax deductions realized in our foreign operations.
As of December 31, 2011, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of $57.5 million (net of $11.1 million utilized to offset domestic taxable income for 2011), which are available to offset future federal and certain state income taxes. Approximately $39.0 million of these these remaining NOL carry-forwards were obtained in connection with the recent acquisition of ADAM in February 2011. Portions of these remaining NOL's will expire in during the years 2020 through 2027.
The Company’s consolidated world-wide effective tax rate is relatively low because of the effect of conducting operating activities in certain foreign jurisdiction with low tax rates and where a significant portions of our taxable income resides. Furthermore, the Company’s world-wide product development operations and intellectual property ownership has been centralized into our India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday which will continue through 2015; as such local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. This tax holiday had the effect of reducing tax expense by $11.1 million $0.27 per diluted share in 2011. The Company also has a relatively low income tax rate is in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concession granted by the EDB improved net income by $1.1 million or $0.027 per diluted share in 2011. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2011 was as follows:

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Sweden	Total
Pre-tax income	$12,043	$831	$1,260	$2,734	$18,084	$488	$31,715	$6,340	$73,495
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	30.0%	—%	—%
The income from the Company’s operations in India are subject to a 19.94% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions is carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions using the statutory 33.99% corporate income tax rate. During the year ended December 31, 2011, the Company paid $1.8 million in MAT. The accompanying Consolidated Balance Sheets as of December 31, 2011 includes a long-term deferred tax asset in the amount of $6.7 million associated with cumulative future MAT tax credit entitlement.
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. If those earnings were not considered indefinitely invested, approximately $48.2 million of deferred U.S. income taxes would have been provided.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. Regarding our foreign operations as of December 31, 2011, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2005 to 2011), Singapore and Brazil (2007 to 2011), New Zealand (2008 to 2011), and India (2009 to 2011).
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

(in thousands)
Balance at January 1, 2011	$2,980
Additions for tax positions related to current year	1,949
Additions for tax positions of prior years	307
Reductions for tax position of prior years	(2,056)

Balance at December 31, 2011	$3,180

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2011 approximately $754 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 10: Stock Repurchases

Effective June 30, 2011 The Board of Directors of Ebix, Inc. unanimously approved an increase in the size of the Company's authorized share repurchase plan to acquire up to $100 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $100 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. During 2011 the Company repurchased 3,510,973 shares of its common stock under this plan for total consideration of $63.7 million. During 2010 the Company repurchased 669,978 shares of its common stock for total consideration of $10.6 million.

Note 11: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under the FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for certain balance sheet accounts such as intercompany receivables. As of December 31, 2011 the Company has six-month and one-year foreign currency hedge contracts maturing March 2012 with a notional value totaling $22.0 million. The inputs used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.
The intended purpose of these hedging instruments is to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign exchange gains (losses) in the consolidated statements of income and was $(2.6) million, $1.3 million, $498 thousand for years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 the aggregate fair value of these derivative instruments, which are included in other current liabilities, in the Company consolidated balance sheet was $2.3 million. The Company has classified the foreign currency hedge, which is measured at fair value on a recurring basis, as a level 2 instrument (i.e. wherein fair value is determined based on observable inputs other than quoted market prices) which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the sellers which was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, and which if exercised would have enabled them to sell the underlying shares of common stock back to the Company for $15.11 per share, which represented a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option included term, stock price volatility, current stock price, exercise price, and the risk free rate of return. For the years ended December 31, 2011, 2010, and 2009 the fair value of the put option was recalculated and was determined to have dropped $537 thousand, $6.1 million, and $89 thousand, respectively, which amount is appropriately shown as other non-operating income in the Consolidated Statement of Income for the years then ended. As of October 31, 2011 the put option expired unexercised. The Company has classified the put option as a level 2 instrument.

Note 12: Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2011 and December 31, 2010, consisted of the following:

	2011	2010
	(In thousands)
Trade accounts payable	$2,925	$2,569
Accrued professional fees	215	108
Acquisition earnout payable	7,590	8,911
Income taxes payable	4,389	1,686
Sales taxes payable	3,206	2,005
Other accrued liabilities	394	65
Total	$18,719	$15,344

Note 13: Other Current Assets

Other current assets at December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(In thousands)
Prepaid expenses	$2,712	$1,930
Foreign currency hedges	—	1,304
Sales taxes receivable from customers	984	1,004
Deferred tax assets (net)	—	500
Cash bond	—	319
Stop loss insurance reimbursement on medical claims	364	—
Other	442	—
Total	$4,502	$5,057

Note 14: Property and Equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(In thousands)
Computer equipment	$9,902	$8,140
Buildings	3,362	2,992
Land	67	80
Leasehold improvements	1,745	1,565
Furniture, fixtures and other	3,853	2,996
	18,929	15,773
Less accumulated depreciation and amortization	(10,095)	(7,967)
	$8,834	$7,806
Depreciation expense was $2.7 million, $2.4 million and $1.6 million, in 2011, 2010 and 2009, respectively.

Note 15: Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $318 thousand $284 thousand and $226 thousand for the years ending December 31, 2011, 2010 and 2009, respectively.

Note 16: Geographic Information

The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to primary geographic locations in which the Company conducts its operations (all amounts in thousands):

Year Ended December 31, 2011

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$120,780	$836	$10,504	$31,991	$2,943	$1,915	$—	$168,969
Long-lived assets	$258,347	$—	$14,179	$1,286	$63,866	$233	$8,376	$346,287

Year Ended December 31, 2010

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$93,719	$707	$4,874	$27,253	$4,156	$1,479	$—	$132,188
Long-lived assets	$151,355	$—	$18,478	$1,525	$67,781	$40	$3,339	$242,518

Year Ended December 31, 2009

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$73,431	$—	$—	$21,120	$1,877	$1,257	$—	$97,685
Long-lived assets	$152,346	$—	$—	$1,621	$59,085	$42	$2,558	$215,652

Note 17: Related Party Transactions

We consider Bank of America (“BOA) to be a related party because BOA provides commercial financing to the Company and its parent, Merrill Lynch, is also a customer to whom the Company sells products and services. Revenues recognized from BOA/Merrill Lynch were $860 thousand, $803 thousand, and $957 thousand for each of the years ending December 31, 2011, 2010, and 2009, respectively. Accounts receivable due from BOA/Merrill Lynch was $205 thousand and $69 thousand at December 31, 2011 and 2010 respectively.

Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, and as previously authorized by the Company’s Board of Directors, during the year ended December 31, 2011 Ebix donated $5 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of the Alabama Disaster fund.

Note 18: Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2011, 2010, and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2011
Total revenues	$40,050	$42,267	$42,602	$44,050
Gross Profit	32,743	33,353	33,895	35,389
Operating income	15,634	18,605	17,954	16,556
Net income	15,164	22,348	16,536	17,330
Net income per common share:
Basic	$0.40	$0.57	$0.44	$0.48
Diluted	$0.37	$0.53	$0.41	$0.44
Year Ended December 31, 2010
Total revenues	$31,603	$32,207	$33,281	$35,097
Gross Profit	24,540	24,780	25,863	27,406
Operating income	12,759	13,008	13,082	13,658
Net income	12,384	14,010	16,681	15,944
Net income per common share:
Basic*	$0.36	$0.40	$0.48	$0.45
Diluted*	$0.32	$0.36	$0.43	$0.42
Year Ended December 31, 2009
Total revenues	$20,668	$22,421	$23,292	$31,304
Gross Profit	16,367	17,889	18,827	23,328
Operating income	8,357	9,260	9,783	11,856
Net income	8,335	8,956	9,434	12,097
Net income per common share:
Basic*	$0.28	$0.29	$0.30	$0.36
Diluted*	$0.23	$0.24	$0.25	$0.31

*	Reflects the 3-for-1 stock split dated January 4, 2010; see Note 2

Note 19: Subsequent Events through March 15, 2012

    On March 13, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 25% to 5 cents per outstanding share of the Company's common stock. This same quarterly dividend per share will be paid at the end of May 2012.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by Ebix in reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.
We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls for the recently acquired business of Health Connect for which the financial information is included in the accompanying Consolidated Financial Statements of Ebix, Inc from the effective date of this business acquisition, which was November 15, 2011. In business unit represented approximately 0.6% of the Company's consolidated revenue for 2011. The effectiveness of the controls for this business unit will be evaluated by management during 2012.
Cherry, Bekaert & Holland, L.L.P., the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2011. Cherry, Bekaert &Holland, L.L.P has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited Ebix, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ebix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HealthConnect Systems, which are included in the 2011 consolidated financial statements of Ebix, Inc. and which constituted approximately 0.6% of Ebix consolidated revenues for the year ended December 31, 2011. Our audit of internal control over financial reporting of Ebix, Inc. also did not include an evaluation of the internal control over financial reporting of HealthConnect Systems.
In our opinion, Ebix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ebix, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and the related consolidated financial statement schedule for the years ended December 31, 2011, 2010, and 2009 and our report dated March 15, 2012 expressed an unqualified opinion thereon.
Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia

March 15, 2012

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

Item 9B. OTHER INFORMATION
Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ROBIN RAINA, 45, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President - Professional Services and was promoted to Senior Vice President - Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
Areas of Relevant Experience: Mr. Raina's strategic direction for the Company and implementation of such direction has proven instrumental for the Company's turnaround and growth.
HANS U. BENZ, 65, has been a director at EBIX since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.
Areas of Relevant Experience: Mr. Benz's former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 49, has been a director since June 2004. He is currently the Executive Vice President and Managing Director, India for Aon Hewitt, a position he has held since September 2011. Mr. Bhalla served as Vice President of Finance for Hewitt Associates until October 2010, and had been in this role since December 2008. Prior to this position he was Hewitt Associates' Corporate Controller and served in that position from July 2006 to November 2008. Previously Mr. Bhalla served as Senior Vice President of Finance for MCI Inc. from August 2003 until joining Hewitt Associates, Inc. Before joining MCI in August 2003, Mr. Bhalla spent over seven years with BellSouth Corporation serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance Inc. from 1999 to 2002. Mr. Bhalla holds a master's degree in business administration from the University of Chicago's Booth School of Business. Areas of Relevant Experience. Mr. Bhalla has extensive hands on relevant experience in operational leadership, corporate finance and international business transactions.
Areas of Relevant Experience: Mr. Bhalla has extensive hands on relevant experience in corporate finance and international business transactions.
NEIL D. ECKERT, 49, has been a director since 2005. Mr. Eckert was nominated by Brit to serve on the Company's board of Directors under an agreement between the Company and Brit. Until August 2010, Neil was Chief Executive of Climate Exchange plc, an AIM listed company. From 1995 until April 2005, Mr. Eckert was Chief Executive of Brit Insurance Holdings PLC which is a UK and International insurance and reinsurance company. Mr. Eckert founded the company in 1995 as an Investment Trust listed on the London Stock Exchange. Neil served Brit as a Non-Executive Director from April 2005 until May 2008. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company. Mr. Eckert is also Non-Executive Chairman of Aggregated Micro Power Ltd, a business that specializes in developing and investing in small scale alternative energy projects and technologies. During the past ten years Mr. Eckert has served as a director of the following companies: Titan (South West) Limited, TEP Asia Limited, Climate Corporate Advisory Services Limited, Insurance Futures Exchange Services Limited, and Whetstone Properties Limited.
Areas of Relevant Experience: Mr. Eckert has an extensive operating experience as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

ROLF HERTER, 48, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter's practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company's Switzerland AG, Immo Swiss Investment AG, CAA-Inkasso GmbH and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies.
Areas of Relevant Experience: Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs
HANS UELI KELLER, 60, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Engel & Voelkers Commercial, EV Promotion and EV Retail Services, all Switzerland. Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution
Areas of Relevant Experience: Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.
CORPORATE GOVERNANCE
The following table lists our four board committees, the directors who served on them as of the end of 2011 and the number of committee meetings held in 2011.
The following table lists our four board committees, the directors who served on them as of the end of 2011 and the number of committee meetings held in 2011.

Corporate Governance and
Name	Audit	Compensation	Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina*
2011 Meetings	5	6	1

In addition the Company's full Board of Directors met in person two times during and over the phone seven times during 2011.
We have two executive officers, Robin Raina and Robert F. Kerris. Information as to Mr. Raina is provided above.
ROBERT F. KERRIS, 58, joined the Company as Chief Financial Officer and Corporate Secretary on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003 and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, selects the independent registered public accounting firm, pre-approves the audit and any non-audit services to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee currently consists of Messrs. Bhalla (Chairman), Keller and Benz. After reviewing the qualifications of the current members of the committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board of Directors has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the NASDAQ listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2011. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.
CODE OF ETHICS
The Company has adopted a “Code of Ethics” that applies to the Chief Executive Officer, Chief Financial Officer and any other senior financial officers. This Code of Ethics is posted on the Company's website at www.ebix.com, where it may be found by navigating to “Ebix Inc.'s Code of Ethics” under Corporate Governance within the Investor section of the website. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company's website, at the address and location specified above.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2011 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Rolf Herter who purchased shares of common stock on December 19, 2011 and did not file a Form 4 until December 23, 2011.
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

•
Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2011, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company's employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company's other executives is consistent with such differences found in the Company's insurance services peer group and the market for executive level personnel for public companies of similar size.

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
Short-Term Incentives. The short-term incentive for an executive is the opportunity to earn an annual cash bonus. The committee has concluded that bonus payments should be primarily based on the achievement of specific predetermined profit and expense control targets while a smaller portion should be discretionary based on the committee's evaluation of an executive's individual performance in specific qualitative areas. More specifically, the annual cash incentive plan is linked to metrics that help improve the Company's overall productivity (both qualitatively as well as quantitatively), measured in terms of revenue growth, net earnings, earnings per share, operating cash flows, operating margins, effective controls, and senior management retention.

The Compensation Committee determined that the Company's shareholders' interests are best served by retaining the Chief Executive Officer and Chief Financial Officer on a performance based package with no guaranteed bonus arrangements, while linking the bonus to growth in net income, diluted earnings per share, revenues, recurring revenue streams, and operating cash flows. Specifically, the Company's Chief Executive Officer and Chief Financial Officer receives annual performance bonuses measured as a percentage of pretax income because the Compensation Committee believes that pretax net income is not only the hallmark of sound, profitable growth looked to by investors, but also generates the cash that fuels the Company's internal product development and diversification initiatives. While the cash bonus formula for the executive officers focuses essentially on pretax net income, it also takes into account growth in top line revenue, strengthening of the Company's cash reserves, growth in the Company's recurring revenue streams, reduction in customer attrition rates, retention and strengthening of the senior management team, product and geographic diversification, and a strong internal control structure that ensure the highest level of integrity.
Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (c) other specific performance criteria. Under the short-term incentive plan for the fiscal year ended December 31, 2011, an incentive bonus of $1,600,000 was awarded to Robin Raina, and a $75,000 incentive bonus was paid to Robert Kerris. For Mr. Raina $800,000 remained unpaid as of December 31, 2011.
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
The following chart sets forth information regarding the actual annual cash incentive awards made to Robin Raina and Robert Kerris, the Company's named executive officers.

	Award Percentage Subject to Objective/ Subjective	Target Incentive Award as a Percentage of Base	Actual Annual Incentive	Actual Annual Incentive Award as a Percentage	Actual Incentive Award as a Percentage of Base
Short Term Incentive Plan Participant	Criteria	Salary	Award	of Target	Salary
(Name and Position)	(%)	(%)	($)	(%)	(%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/-	200%	1,600,000	100%	200%
Robert F. Kerris, Chief Financial Officer and Corporate Secretary	100/-	50%	75,000	100%	50%

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

•
Vesting and Holding Periods for Equity Incentive Compensation. As a means to encourage long term thinking and encourage continued employment with us, the Company's equity awards are usually subject to a multi-year vesting period. Historically, our grants of stock options and restricted stock have vested over a three year period and the committee anticipates that future awards will continue to be subject to multi-year vesting, most likely for similar three year periods. Historically, the Company has not imposed minimum equity ownership requirements for equity compensation awarded to its executive officers, nor has it required any continued ownership of the securities issued pursuant to such awards after vesting. The committee is still evaluating whether such a policy of minimum stock ownership levels or award retention should be implemented and the potential parameters for any award retention policy. It is anticipated that any such policy would provide for sales in the event of hardship and sales sufficient to generate sufficient income to pay taxes in connection with the award or other awards. The Committee does not anticipate making any determination on whether to implement any such policies or the scope of any such policies before the summer of 2011.

The Compensation Committee does not use a specific formula to calculate the number of stock options or restricted share awards to its executives nor does the Compensation Committee explicitly set potential future award levels. In determining the specific amounts to be granted to each executive, the Compensation Committee takes into account factors such as the executive's position, his or her contribution to the Company's performance, and the overall package of cash and equity compensation for the executive.
Peer Group Analysis
The Compensation Committee of the Company's board of directors oversees and reviews the Company's executive compensation practices and is responsible for ensuring that the compensation of the executive officers of the Company is aligned with and supports the Company's growth objectives. The components of the Company's executive compensation include base salaries, discretionary cash bonus incentive awards, long-term equity incentive compensation, and retirement benefits. In this context the Company's Chief Executive Officer and Chief Financial Officer are referenced as “named executive officers” or “executive officers.”

In 2011, the Compensation Committee compiled two distinct comparable groups to frame the Compensation Committee's deliberations on prospective executive compensation for the Company's executive officers. One group is a conventionally arranged comparator group that is comprised of a number of companies engaged in insurance and/or finance related activities in the United States market within a range of net revenue and market capitalization that is comparable to Ebix (the “Insurance & Finance Group”). In selecting this group of companies, the Committee focused on the Chief Executive Officer of these companies being either a Founder Chief Executive Officer or a Chief Executive Officer. However, only one such company matched the Company's net income growth (measured either as one year increases or five year compound annual growth rates (“CAGR”)), five year total shareholder return including reinvestment of dividends (“TSR”), or other relevant measures. Because of the extent of the difference between the Company's growth and the performance of these comparable companies, the Compensation Committee believed it important to review the executive compensation practices at those companies that reflected the growth characteristics of Ebix as nearly as could be determined. Accordingly, the Compensation Committee also searched public filings for companies beyond just the insurance and finance industry with CAGR, TSR and annual revenues similar to the Company's as well as those entities having had a Founder CEO who had led a high growth trajectory for these companies (the “Growth Group”). The Compensation Committee believes that the dual comparator groups approach is appropriate to accurately assess the performance and compensation of the Company's executive officers. The Insurance and Finance Group provides valuable information for use by the Compensation Committee concerning companies in the same industry sector. The Growth Group provides valuable information for use by the Compensation Committee about how the Company compared with other companies with similar performance. Consideration was also given to the differences in size, scope, and complexity between the Company and the various members of the respective comparator groups. Such considerations comprise the judgmental factors that the Compensation Committee considers and are not based on a specific formula or tied to a comparator group. For the surveys of the comparable groups, the Compensation Committee considered peers to be companies, using data reported, that met the following criteria:
For the Insurance & Finance Group:

•	Market capitalization ranging from $100 million to approximately $2 billion

•	A Chief Executive Officer that is either a Founder CEO or a CEO who is seen as a Founder CEO and/or has led a successful turnaround

For the Growth Group:

•	Annualized three year revenue growth up to up approximately 150%

•	Market capitalization ranging between approximately $150 million and $1.6 billion

•	A Chief Executive Officer of these companies that is either a Founder CEO or a CEO who has successfully engineered a high growth trajectory.

The Compensation Committee determined that the following companies met the criteria for the Insurance & Finance Group:

•	Universal Insurance Holdings

•	Safety Insurance Group, Inc.

•	Amtrust Financial Services, Inc.

•	The Tower Group, Inc.

•	The Hanover Insurance Group, Inc.

•	RLI Corp.

The Compensation Committee determined that the following companies met the criteria for the Growth Group:

•	DG Fastchannel

•	Willis Lease

•	Net Logic Microsystems

•	Ultimate Software Group

•	American Science & Engineering

•	K12 Inc.

•	Limelight Networks, Inc.

•	InterNAP Network Services

•	CSG Systems International, Inc.

•	Convergys Corporation

With respect to long-term compensation, all of the six comparable companies in the Insurance and Finance Group award time vested options and/or restricted stock from time to time as long-term incentives. The Compensation Committee, however, in consultation with the entire Board of Directors, determined that it would be preferable to give cash instead of options or substantial sums of restricted stock grants to the executives in order to restrict variable expenses and to limit dilution of company stock. Accordingly, the executives have not been given any new options in 2011 and have been given modest restricted stock in 2011.
The Compensation Committee's survey of the Insurance and Finance Group indicates that the compensation of the Ebix's Chief Executive Officer was at or above the 17th percentile for the Insurance and Finance Group. The performance of Ebix, however, for the same period defined the 100% percentile for the Insurance and Finance Group in 1 year net growth, 1 year net margin, 5 year net income CAGR, 5 year revenue CAGR, and 5 year shareholder return. The Compensation Committee also noted that the Company's net margin exceeded the net margin of each other member of the Insurance and Finance Group.
The Compensation Committee's survey of the Growth Group indicates that total compensation of the Company's Chief Executive Officer was slightly above the 40th percentile. The Compensation Committee's report indicated that the Company was above the 100th percentile in the measure of annualized revenue growth over a three year period and substantially above the 100th percentile in the important measure of net margins, profitability, and earnings, with Ebix being the leader in all these categories. The Company's performance was not exceeded by any member of the Growth Group except in the area of annualized growth where one company had marginally higher growth than Ebix.
Against these groups, the base salary of the Company's Chief Executive Officer is above the 65th percentile mark. The Compensation Committee noted that the degree of difference between the Company's base pay practices for its Chief Executive Officer and those of the officers of other companies in the comparable company groups surveyed is justified when considering the broader range of duties pertaining to Ebix's Chief Executive Officer.
Equity Awards in 2011
In 2011, no stock options and 26,106 shares of restricted stock were granted to the named executive officers of the Company.
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
Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company's CEO and other executive officers with those of stockholders. The committee believes that Ebix's 2011 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company's CEO and other named executive officer in the aggregate to be reasonable and not excessive.

Shareholder Advisory Vote
While the decisions regarding total compensation for the Company's executive officer's were made prior to the Company's 2011 Annual Meeting, the Compensation Committee will consider the overwhelming approval of the Company's shareholders in their vote on executive compensation.
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
Executive Compensation and Director Compensation Tables - All references to any amount of stock, restricted stock, or options in the below tables represent the amounts at December 31, 2011 reflect the effect of the Company's three-for-one stock split on January 4, 2010.
Summary Compensation Table

Name and				Stock		Incentive Plan	All Other
Principal		Salary	Bonus	Awards		Compensation	Compensation
Position	Year	($)	($)	($)		($)	($)		Total
Robin Raina, President,	2011	$800,000	$—	$525,000		$1,600,000	$8,675	(4)	$2,933,675	(1)
Chief Executive Officer	2010	$800,000	$1,600,000	$525,000			$42,575		$2,967,575	(2)
and Chairman of the Board	2009	$800,000	$1,300,000	$358,321			$9,675		$2,467,996	(3)
Robert Kerris, Senior Vice	2011	$150,000	$—	$—		$75,000	$2,250	(5)	$227,250
President—Chief Financial	2010	$146,481	$81,564	$50,000	(6)		$2,197		$280,242
Officer and Secretary	2009	$135,000	45,000	$—			$3,025		$183,025

Footnotes

(1)
During May 2011, the Compensation Committee of the Board of Directors of the Company gave final approval to award 26,106 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President. This award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company's Board of Directors. The number of shares of restricted stock issued to Mr. Raina represent approximately 25% of the aggregate of his total salary and cash bonus compensation earned for 2010, divided by the market price of the Company's stock on May 17, 2011. This is the date that the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $116,665 related to these shares during the year ended December 31, 2011.

(2)
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

(4)
For 2011, the Company made a matching grant pursuant to its 401(k) Plan of $3,676, and provided a grant of $5,000 to the Robin Raina Foundation as well as a matching grant of $11,000 to the same. For 2010, the Company made a matching grant pursuant to its 401(k) Plan of $3,676, and provided a grant of $23,000 to the Robin Raina Foundation as well as a matching grant of $11,000 to the same. For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,675, and paid a conveyance expense of $6,000.

(5)
For 2011, the Company made a matching grant pursuant to its 401(k) Plan of $2,250. For 2010, the Company made a matching grant pursuant to its 401(k) Plan of $2,197. For 2009, the Company made a matching grant pursuant to its 401(k) Plan of $3,025.

(6)
During March 2010, the Compensation Committee of the Board of Directors of the Company gave final approval to award 3,108 shares of restricted stock to Robert Kerris, the Company's Chief Financial Officer and Secretary. The Company recognized compensation expense of approximately $16,669 related to these shares during the year ended December 31, 2011.

Grants of Plan-Based Award

								All Other Stock Awards:	All Other
		Estimated Future Payments Under Non Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of
	Grant	Thresh- old	Target	Maxi- mum	Thresh- old	Target	Maxi- mum	Stock or Units	Underlying Options	Option Awards	Full Grant Date Fair
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Value
Robin Raina, President, Chief Executive Officer and Chairman of the Board	5/10/2011	—	—	—	—	—	—	26,106	—	—	$525,000
Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary		—	—	—	—	—	—	—	—	—	—
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)(1)	($)	(#)	($)
Robin Raina, President, Chief						46,153	$1,019,981
Executive Officer and Chairman of the Board	990,000	—	—	$0.5944	9/16/2013
	1,125,000	—	—	$0.6222	8/23/2012
	450,000	—	—	$1.751	4/2/2014
Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	—	—	—	$—	—	1,295	$28,620	—	—

Footnote

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 75,186 shares of Company common stock on February 3, 2006 of which 0 shares were unvested as of December 31, 2011; (ii) a grant of 76,509 shares of Company common stock on May 9, 2007 of which 0 shares were unvested as of December 31, 2011; a grant of 22,500 shares of Company common stock on November 11, 2007 of which 0 shares were unvested as of December 31, 2011; (iv) a grant of 48,222 shares of Company common stock on March 24, 2008 of which 0 were unvested as of December 31, 2011; a grant of 44,040 shares of which 3,672 were unvested as of December 31, 2011; and a grant of 32,751 shares of which 16,375 were unvested as of December 31, 2011; a grant of 26,106 shares on May 10, 2011 of which 26,106 were unvested as of December 31, 2011

(2)
Robert Kerris has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 3,108 shares of Company common stock on March 26, 2010 of which 1,295 shares were unvested as of December 31, 2011.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	N/A	N/A	47,132	$1,010,479
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	1,813	$38,915
Pension Benefits and Nonqualified Deferred Compensation
The Company does not generally offer non-tax qualified pension benefit plans or nonqualified deferred compensation to its officers, and none of its named executive officers currently participate or have participated in any non-tax qualified pension benefit plans or nonqualified deferred compensation plan during the past fiscal year.
Potential Payments for Mr. Raina Upon a Change of Control
In 2009 our independent directors unanimously approved the recommendation of the Compensation Committee regarding changes to the compensation structure for Mr. Raina. Specifically in this regard, the independent directors unanimously approved the Company's execution of and entry into the Acquisition Bonus Agreement (the “Agreement”) between the Company and Mr. Raina. The Agreement aligns both the interests of the Company's stockholders and its Mr. Raina. Considering the continued healthy growth of the Company and the prevailing comparatively low price to earnings multiple of Ebix's common stock, the Board has evaluated the potential threat of the Company itself being an acquisition target. The Agreement serves in part to allow for stockholder value to be maximized by dissuading a potentially hostile acquisition attempt at an unacceptable price. Also, the Board acknowledges that Mr. Raina's retention is critical to the future success and growth of Ebix, and as such, the Agreement helps to ensure that Mr. Raina will be appropriately awarded for his contributions prior to any potential acquisition event as well as to further motivate Mr. Raina to maximize the value received by all stockholders of Ebix if the Company were to be acquired.
Under the terms of the Agreement the occurrence of any of the following events shall constitute an “Acquisition Event”: (a) more the 50% of the voting stock of Ebix is sold, transferred, or exchanged; (b) a merger or consolidation of the Company occurs; (c) the sale, exchange, or transfer of substantially all of the Company's assets; or (d) the Company is acquired or dissolved; provided, however, an Acquisition Event also must qualify as a “change in control” event as such term is defined in Treasury Regulation 1.409A-3. Upon the occurrence of an Acquisition Event, Mr. Raina shall receive from the acquiring company, in cash, an amount that is determined by multiplying the “Share Base” by the “Spread”.

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
The base price of $7.95 from which any Net Proceeds will be subtracted represents the approximate price per share of the Company's common stock on March 25, 2009 when the independent members of the Board agreed on the desirability of this type of agreement.
Director Compensation
Following each Annual Meeting of our stockholders, non-employee members of the board of directors are typically granted an option to purchase 27,000 shares of common stock at an exercise price per share of 100% of the fair market value for each share of common stock on the date of the grant.
On December 19, 2011, the board of directors granted to each non-employee director 9,000 stock options of which one—fourth will vest during 2012, and the remaining options will vest ratably each quarter in the years 2013, 2014 and 2015. Such grants were made pursuant to board’s policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2011. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on December 19, 2011 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the December 19, 2011 meeting.
On November 21, 2010, the board of directors granted to each non-employee director 9,000 stock options of which one—fourth will vest during 2011, and the remaining options will vest ratably each quarter in the years 2012, 2013 and 2014. Such grants were made pursuant to board’s policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2010. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on November 17, 2010 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the November 17, 2010 meeting.
On December 4, 2009, the board of directors granted to each non-employee director 27,000 stock options of which one—fourth will vest during 2010, and the remaining options will vest ratably each quarter in the years 2011, 2012 and 2013. Such grants were made pursuant to board’s policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2009. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on October 30, 2009 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the October 30, 2009 meeting.

Director Compensation Chart
Director Compensation

					Change in Pension Value
					and
	Fees		Option	Non-Equity	Nonqualified
	Earned or	Stock	Awards	Incentive Plan	Deferred	All Other
Name	Paid in	Awards	($)	Compensation	Compensation	Compensation	Total
(a)	Cash	($)	(1,000)	($)	Earnings	($)	($)
Pavan Bhalla	$38,000	None	$107,533	None	None	None	$145,533
Hans Ueli Keller	$38,000	None	$107,533	None	None	None	$145,533
Hanz U. Benz	$33,250	None	$107,533	None	None	None	$140,783
Neil D. Eckert	$28,000	None	$107,533	None	None	None	$135,533
Rolf Herter	$28,000	None	$107,533	None	None	None	$135,533

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011, in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted prior to 2011.

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2011:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	156,375
Hans Ueli Keller	80,478
Hanz U. Benz	9,125
Neil D. Eckert	126,000
Rolf Herter	99,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2011, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006. Our stockholders also approved the 2010 Stock Incentive Plan at our annual meeting on November 17, 2010. The table below provides information as of December 31, 2011 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	3,270,175	$2.26	962,563
—2010 Stock Incentive Plan	45,000	$20.58	4,952,669
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	3,315,175	$2.51	5,915,232

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Common Stock
Name of Beneficial Owner(1)	Ownership	Percent of Class
Fidelity Management and Research Company (2)	5,069,710	13.9%
Rennes Foundation (3)	3,515,685	9.6%
Blackrock Fund Advisors(4)	2,273,753	6.2%
BMO Financial Group (5)	2,133,998	5.9%
The Vanguard Group (6)	1,979,342	5.4%
TimesSquare Capital Management(7)	1,899,700	5.2%
Robin Raina(8)	3,941,996	10.8%
Robin Raina Foundation (15)	217,064	*
Robert F. Kerris (9)	2,558	*
Pavan Bhalla (10)	81,478	*
Hans Ueli Keller (11)	121,802	*
Hans U. Benz (12)	79,780	*
Neil D. Eckert (13)	150,500	*
Rolf Herter (14)	99,000	*
Directors, executive officers and nominees as a group (7 persons)		12.9%

___________

*	Less than 1%.

(1)
The following table sets forth, as of March 1, 2012, the ownership of our Common Stock by each of our directors, by each of our NEOs (as defined on page 12), by all of our current executive officers and directors as a group, and by all persons known to us to be beneficial owners of more than five percent of our Common Stock. The information set forth in the table as to the current directors, executive officers and principal stockholders is based, except as otherwise indicated, upon information provided to us by such persons. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares shown below as beneficially owned by such person.

(2)
Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC (“Fidelity”), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G/A dated December 31, 2011, as filed with the SEC. The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	The address of the Rennes Foundation is Rätikonerstrasse 13, P.O. Box 125, 9490 Vaduz, Principality of Liechtenstein.

(4)
Ownership consists of shares of our common stock beneficially owned by BlackRock, Inc. as disclosed on its Schedule 13G/A, for the period ending December 30, 2011. The address of by BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

(5)
Ownership consists of shares of our common stock beneficially owned by BMO Financial. Corp. as disclosed on its Schedule 13G, for the period ending December 31, 2011. The address of by BMO Financial is 111 West Monroe St. P.O. Box 755 Chicago, Illinois 60690.

(6)
Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiary, Vanguard Fiduciary Trust Company (collectively, “Vanguard”), as disclosed on Vanguard's joint schedule 13G/A, for the period ended December 31, 2011, as filed with the SEC. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(7)
Ownership consists of shares of our common stock beneficially owned by Times Square Capital Management as disclosed on its Schedule 13G, for the period ending December 31, 2011. The address of Times Square Capital Management is 1177 Avenue of the Americas, New York, New York, 10036.

(8)
Mr. Raina's ownership includes 43,424 shares of restricted stock as well as options to purchase 2,565,000 shares of our common stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(9)	Mr. Kerris' ownership includes 2,558 shares of restricted stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date.

(10)	Mr. Bhalla's ownership includes options to purchase 124,313 shares of our common stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date.

(11)	Mr. Keller's ownership includes options to purchase 48,416 shares of our common stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date.

(12)	Mr. Benz's ownership includes options to purchase 46,718 shares of our common stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date.

(13)	Mr. Eckert's ownership includes options to purchase 90,562 shares of our common stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date.

(14)	Mr. Herter's ownership includes options to purchase 66,938 shares of our common stock which are exercisable as of March 1, 2012, or that will become exercisable within 60 days after that date.

(15)
Robin Raina Foundation a 501(c) charity ownership includes 217,064 shares which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company. The Federal Tax ID Number for the foundation is 51-0497387.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Under the Audit Committee's charter, and consistent with Nasdaq rules, any material potential or actual conflict of interest or transaction between the Company and any "related person" of the Company must be reviewed and approved by the Audit Committee. SEC rules define a "related person" of the Company as any director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.
Rahul Raina, is the Company’s Assistant Vice President of Business Process Outsourcing and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2011 he was paid a salary of $120,000 and received no cash bonus or share-based compensation awards. During 2010 he was paid a salary of $120,000 and he received a cash bonus in the amount of $25,000. Previously Rahul Raina was granted options to purchase 225,000 shares of our common stock with an exercise price of $0.74 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The options had a four year vesting period from the date of grant and expire ten years from the date of grant. This grant was not subject to any of the Company's approved stock compensation incentive plans. The expense for these options had been earlier fully recognized in the Company's financial statements. The options are presently fully vested and during the year 2011 48,000 options were exercised. As of December 31, 2011 there are 130,000 of such options that are outstanding but unexercised.
Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, during the year ended December 31, 2011 Ebix donated $5 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of the Alabama Disaster fund.
The Board of Directors has determined that as of December 31, 2011, five (5) of the Company's six (6) incumbent directors are independent, including under NASD Marketplace Rules: Messrs. Bhalla, Keller, Benz, Eckert and Herter are said independent directors. Mr. Raina as a management director, participates in the Board's activities and provides valuable insights and advice.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Cherry, Bekaert & Holland, LLP (“CBH”) served as Ebix’s registered public accountants for the years ended December 31, 2011 and 2010.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2011 and 2010 and fees billed for other services rendered during 2011 and 2010 by CBH, our independent registered public accounting firm during these periods.

Services Rendered by Cherry, Bekaert & Holland, LLP	2011	2010
Audit Fees (1)	$392,582	$339,600
Audit Related Fees (2)	$86,912	$165,346
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$196,303	$—

(1)	Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)	Includes fees associated with with the review of valuation reports associated with business acquisition and audits of the Company's 301(K) plan

(3)	Includes fees related to the audit of a recently acquired business.
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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

•	Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits—The exhibits filed herewith or incorporated by reference are listed on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EBIX, INC. (Registrant)
By:	/s/ ROBIN RAINA
Robin Raina
Chairman of the Board, President and Chief Executive Officer
Principal Executive Officer
Date: March 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 15, 2012
(Robin Raina)
/s/ ROBERT F. KERRIS	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2012
(Robert F. Kerris)
/s/ HANS U. BENZ	Director	March 15, 2012
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 15, 2012
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 15, 2012
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 15, 2012
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 15, 2012
(Han Ueli Keller)

EXHIBIT INDEX

Exhibits
2.1
Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).
2.3
Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4
Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

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

2.8
Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference).

2.9
Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders' Representative (incorporated here by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 12, 2008 and incorporated herein by reference.)

2.10
Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.11
IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.12
Agreement and Plan of Merger, dated August 29, 2010, by and amongst Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc (incorporated here by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 31, 2010 and incorporated herein by reference.)

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

10.2
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

10.29
Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2008).

10.3
Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc. and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed April 14, 2008).

10.31
Stock Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc. and Brit Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company's
Form 8-K filed April 17, 2008).

10.32
Secured Convertible Note Purchase effective as of July 11, 2008, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.33
2.5% Convertible Secured Promissory Note dated July 11, 2008 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.34
Amendment to Secured Promissory Note Dated December 18, 2008 entered into as of June 25, 2008 between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 2008 and incorporated herein by reference).

10.35
Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 21, 2009 and incorporated herein by reference).

10.36
Third Amendment to the Second Amended and Restated Loan and Security Agreement between Ebix, Inc. and Bank of America Corporation dated August 27, 2009 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.37
Second Amendment to Secured Promissory Note Due December 18, 2009 between Ebix, Inc. and Whitebox VSC, Ltd dated August 24, 2009 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.38
Amendment to Secured Promissory Note Due July 11, 2010 between Ebix, Inc. and Whitebox VSC, Ltd. Dated August 24, 2009 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.39
Convertible Note Purchase Agreement by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.4
Convertible Promissory Note by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.41
Convertible Note Purchase Agreement by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.42
Convertible Promissory Note by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.43
Convertible Note Purchase Agreement by and between Ebix, Inc. and the Rennes Foundation dated August 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference

10.44
Credit Agreement, dated as of February 12, 2010, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010) and incorporated herein by reference.

10.45
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

14.1
Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Cherry, Bekaert and Holland L.L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*    Filed herewith

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts

for the Years ended December 31, 2011, December 31, 2010 and December 31, 2009
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning balance	$1,126	$565	$453
Provision for doubtful accounts	976	1,143	330
Write-off of accounts receivable against allowance	(725)	(586)	(227)
Other	342	4	9
Ending balance	$1,719	$1,126	$565
Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning balance	$(6,626)	$(10,431)	$(15,682)
Decrease (increase)	6,626	3,805	5,251
Ending balance	$—	$(6,626)	$(10,431)