Form 10-Q
period 2012-03-31
EBIX INC
filed 2012-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2012, the number of shares of common stock outstanding was 36,471,081.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating revenue	$43,827	$40,050
Operating expenses:

Cost of services provided	9,029	7,307
Product development	4,272	4,619
Sales and marketing	3,812	2,852
General and administrative	6,444	7,761
Amortization and depreciation	1,941	1,877
Total operating expenses	25,498	24,416

Operating income	18,329	15,634
Interest income	167	200
Interest expense	(253)	(215)
Other non-operating income (loss)	—	(354)
Foreign currency exchange gain (loss)	(296)	1,468
Income before income taxes	17,947	16,733
Income tax expense	(2,262)	(1,569)
Net income	$15,685	$15,164

Basic earnings per common share	$0.43	$0.40

Diluted earnings per common share	$0.40	$0.37

Basic weighted average shares outstanding	36,450	38,151

Diluted weighted average shares outstanding	39,523	38,154

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$15,685	$15,164
Other comprehensive income (loss):
Foreign currency translation adjustments	4,327	2,053
Total other comprehensive income	4,327	2,053
Comprehensive income	$20,012	$17,217

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$37,140	$23,696
Short-term investments	730	1,505
Trade accounts receivable, less allowances of $1,221 and $1,719, respectively	29,351	31,133
Deferred tax asset, net	2,817	2,981
Other current assets	4,747	4,502
Total current assets	74,785	63,817

Property and equipment, net	9,399	8,834
Goodwill	264,504	259,218
Intangibles, net	37,763	38,386
Indefinite-lived intangibles	30,990	30,453
Deferred tax asset, net	10,970	9,412
Other assets	1,053	1,062
Total assets	$429,464	$411,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,075	$18,719
Accrued payroll and related benefits	3,518	5,034
Short term debt	8,333	6,667
Current portion of long term debt and capital lease obligations, net of discount of $64 and $0, respectively	852	165
Deferred revenue	16,211	16,460
Current deferred rent	279	266
Other current liabilities	119	2,468
Total current liabilities	48,387	49,779

Revolving line of credit	31,750	31,750
Long term debt and capital lease obligations, less current portion, net of discount of $128 and $0, respectively	9,367	8,468
Other liabilities	3,775	3,803
Deferred revenue	69	328
Long term deferred rent	864	939
Total liabilities	94,212	95,067

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 36,495,652 issued and 36,455,143 outstanding at March 31, 2012 and 36,418,385 issued and 36,377,876 outstanding at December 31, 2011	3,646	3,638
Additional paid-in capital	180,099	179,518
Treasury stock (40,509 shares as of March 31, 2012 and December 31, 2011)	(76)	(76)
Retained earnings	151,780	137,559
Accumulated other comprehensive income	(197)	(4,524)
Total stockholders’ equity	335,252	316,115
Total liabilities and stockholders’ equity	$429,464	$411,182
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2011	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115
Net income	—	—	—	—	—	15,685	—	15,685
Cumulative translation adjustment	—	—	—	—	—	—	4,327	4,327
Vesting of restricted stock	44,267	4	—	—	(4)	—	—	—
Exercise of stock options	33,000	4	—	—	10	—	—	14
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	548	—	—	548
APIC adjustment for stock options	—	—	—	—	27	—	—	27
Dividends paid	—	—	—	—	—	(1,464)	—	(1,464)
Balance, March 31, 2012	36,495,652	$3,646	(40,509)	$(76)	$180,099	$151,780	$(197)	$335,252
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$15,685	$15,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,941	1,877
Share based compensation	548	556
Provision for doubtful accounts	266	11
Benefit (provision) for deferred taxes	(1,401)	2,198
Debt discount amortization on convertible debt	—	21
Unrealized foreign exchange (gain) loss on forward contracts	—	(152)
Unrealized foreign exchange (gain) loss	661	(1,890)
(Gain) loss on put option	—	354
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,771	(5,987)
Other assets	(302)	1,278
Accounts payable and accrued expenses	(861)	(2,357)
Accrued payroll and related benefits	(1,575)	(1,463)
Deferred revenue	(560)	689
Deferred rent	(75)	(55)
Other current liabilities	(2,336)	69
Net cash provided by operating activities	13,762	10,313

Cash flows from investing activities:
Acquisition of ADAM, net of cash acquired	—	3,529
Maturities of marketable securities	979	7,960
Purchases of marketable securities	—	(5,384)
Capital expenditures	(673)	(524)
Net cash provided by investing activities	306	5,581

Cash flows from financing activities:
Principal payments of term loan obligation	—	(1,407)
Repurchases of common stock	—	(2,395)
Proceeds from the exercise of stock options	14	1
Dividend payments	(1,464)	—
Payments of capital lease obligations	(45)	(102)
Net cash used in financing activities	(1,495)	(3,903)
Effect of foreign exchange rates on cash	871	201
Net change in cash and cash equivalents	13,444	12,192
Cash and cash equivalents at the beginning of the period	23,696	23,397
Cash and cash equivalents at the end of the period	$37,140	$35,589
Supplemental disclosures of cash flow information:
Interest paid	$312	$204
Income taxes paid	$3,030	$558
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

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance and financial industries. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities Australia, Canada, China, India, Japan, New Zealand, Singapore, and Brazil. International revenue accounted for 30.4% and 30.3% of the Company’s total revenue for the three months ended March 31, 2012 and 2011, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2012	2011
Exchanges	$34,646	$31,065
Broker Systems	4,754	3,842
Business Process Outsourcing (“BPO”)	3,571	3,619
Carrier Systems	856	1,524
Totals	$43,827	$40,050
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2011 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Fair Value of Financial Instruments—The Company believes the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit, long-term debt obligations, and capital lease obligations is a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.
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
In accordance with Financial Accounting Standard Board (“FASB”) and the SEC's accounting guidance on revenue recognition, the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.
For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the relevant technical accounting guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered separate units of accounting for the purpose of revenue recognition. Generally these types of arrangements include deliverables pertaining to software licenses, system set-up, and professional services associated with product customization or modification. Delivery of the various contractual elements typically occurs over periods of less than eighteen months. These arrangements generally do not have refund provisions or have very limited refund terms.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of March 31, 2012 include $23.3 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $6.1 million of unbilled receivables. Approximately $7.5 million of deferred revenue is included in accounts receivable at March 31, 2012. Bad debt expense incurred during the three month periods ended March 31, 2012 and March 31, 2011 was approximately $266 thousand, and $11 thousand, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than their than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. During the year ended December 31, 2011 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

(In thousands)
Beginning Balance (December 31, 2011)	$259,218
Additions, net (see Note 3)	3,486
Foreign currency translation adjustments	1,800
Ending Balance (March 31, 2012)	$264,504
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-15
Developed technology	3–20
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$40,739	$40,289
Developed technology	11,836	11,640
Trademarks	2,188	2,188
Non-compete agreements	418	418
Backlog	140	140
Database	213	207
Total intangibles	55,534	54,882
Accumulated amortization	(17,771)	(16,496)
Finite-lived intangibles, net	$37,763	$38,386

Indefinite-lived intangibles:
Customer/territorial relationships	$30,990	$30,453
Amortization expense recognized in connection with acquired intangible assets was $1.2 million and $1.2 million for the three months ended March 31, 2012 and March 31, 2011, respectively.
Income Taxes—Deferred income taxes are recorded to reflect the estimated future tax effects of differences between the financial statement and tax basis of assets, liabilities, operating loss and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In June 2011, the Financial Accounting Standards Board ("FASB") issued new financial reporting guidance regarding the reporting of "other comprehensive income, or (OCI)". This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted this new guidance during the first quarter of 2012.

In September 2011, the FASB issued new technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt this technical guidance early and accordingly applied it to the 2011 annual impairment evaluation of goodwill.

In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance was applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance in 2011.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$15,685	$15,164
Basic weighted average shares outstanding	36,450	38,151
Dilutive effect of stock options and restricted stock awards	3,073	3,366
Diluted weighted average shares outstanding	39,523	41,517
Basic earnings per common share	$0.43	$0.40
Diluted earnings per common share	$0.40	$0.37

Note 3: Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company' looks to acquire businesses that are complementary to Ebix's existing products and services. During the first quarter of 2012 the Company did not execute any material business acquisitions.
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
During the first quarter of 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of significant directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker).

Note 4: Debt with Commercial Bank

On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and amortizes these costs into interest expense over the three-year life of the credit agreement. As of March 31, 2012 the Company's Condensed Consolidated Balance Sheet includes $143 thousand of remaining deferred financing costs. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
At March 31, 2012, the outstanding balance on the revolving line of credit was $31.8 million and the facility carried an interest rate of 1.75%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three month period ending March 31, 2012, both the average and maximum outstanding balances on the revolving line of credit was $31.8 million.
At March 31, 2012, the outstanding balance on the term loan was $15 million of which $8.3 million is due within the next twelve months. This term loan also carried an interest rate of 1.75%. During the three months ended March 31, 2012, no payments were made against the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.
Refer to Note 9 "Subsequent Events" in regards the termination of this credit facility with BOA, and the entering into of a new secured syndicated credit facility with Citibank N.A..

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss in the federal action. A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011, in the federal action. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raises various defenses that the CAC fails to state a claim. Plaintiffs filed their Response on February 23, 2012. On March 26, 2012 the Company filed a Reply Memorandum in Further Support of the Motion to Dismiss. The Company believes that the complaints are legally insufficient, and we intend to seek dismissal.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2012 and 2011. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2012 and 2011 was $1.3 million and $963 thousand, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2012, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $384 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2012, is $2.5 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership has been centralized into our India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday which will continue through 2015; as such local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate is in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate.
The Company recognized income tax expense of $2.3 million for the three months ended March 31, 2012. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The calculated estimated annual effective tax rate used by the Company to determine the interim income tax provision for the first quarter of 2012 was 12.52% as compared to 9.38% for the same period in 2011. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.
At March 31, 2012, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $56.0 million which are available to offset future federal and certain state income taxes. The Company expects to fully utilize these NOLs before they begin to expire in 2020.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of March 31, 2012 the Company’s Condensed Consolidated Balance Sheet includes a liability of $3.18 million for unrecognized tax benefits which is included in other long-term liabilities. During the three months ended March 31, 2012 there were no changes to this liability. A reconciliation of the beginning and ending amount of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2012	$3,180
Additions for tax positions related to current year	$—
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$—
Balance at March 31, 2012	$3,180
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of March 31, 2012 approximately $754 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 7: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items. primarily intercompany receivables. As of March 31, 2012, all of the Company's pre-existing foreign currency hedge contracts have matured. The inputs used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.
The intended purpose of these hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign currency exchange gains (losses) in the Condensed Consolidated Statements of Income and was $1.2 million and $25 thousand for the three months ended March 31, 2012 and 2011, respectively. These reported gains are in addition to the consolidated foreign exchange gains (losses) equivalent to $(1.5) million and $1.5 million recorded during the three months ended March 31, 2012 and 2011, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

Note 8: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to primary geographic locations in which the Company conducts its operations (all amounts in thousands):
Three Months Ended March 31, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$30,490	$382	$2,422	$9,167	$795	$571	$—	$43,827
Long-lived assets	$261,713	$—	$14,452	$1,441	$65,749	$260	$11,064	$354,679

Three Months Ended March 31, 2011

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$27,898	$182	$2,563	$8,322	$724	$361	$—	$40,050
Long-lived assets	$237,464	$—	$18,180	$1,506	$70,922	$36	$3,674	$331,782

Note 9: Subsequent Events

Entry into a Material Definitive Agreement the Creation of a Direct Financial Obligation
On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaces the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.74%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%.

Termination of a Material Definitive Agreement
On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citi Bank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA's commitment to extend further credit to the Company terminated.

Completion of Business Acquisition
Effective April 1, 2012 Ebix acquired Canadian based Taimma Communications, Inc., ("Taimma"). Taimma provides innovative e-learning medical education solutions to the pharmaceutical, biotechnology, and healthcare industries. Ebix acquired all of the outstanding stock and the business operations of Taimma for a cash purchase price of $5.2 million and funded the transaction using existing available internal cash resources. The former shareholders of Taimma retain the right to earn up to an additional $4.5 million if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition.

Appointment of New Named Executive Officers
Effective May 1, 2012 the Company appointed the following three additional individuals as new executives.

Mr. Graham Prior, as Corporate Senior Vice President International Business & Intellectual Property. Mr. Prior, age 55, has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner.  Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company's international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia.  Mr. Prior is also responsible for the company's worldwide product development initiatives.

    Mr. Leon d'Apice, as Managing Director - Ebix Australia Group Head. Mr. d'Apice, age 56, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d'Apice was also a part owner in.  Mr. d'Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of the Ebix's Australia's business units.

Mr. James Senge Sr., as Senior Vice President EbixHealth. Mr. Senge, age 51, has been employed with Ebix, (as a result of the business acquisition of Acclamation Systems, Inc. in 2008), since 1979. During his over 32 plus years with the Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the division. Mr. Senge's  focus is on expanding the Company's reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets.  Mr.  Senge works from Ebix's Pittsburgh, Pennsylvania office.  Ebix also employs a related party of Mr. Senge, namely James Senge Jr.  who is the son of Mr. James Senge Sr. James Senge Jr. also works in the product development function within our EbixHealth division and is located in the Company's Atlanta, GA office.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part I, Item 1A, “Risk Factors” in our 2011 Form 10-K which is incorporated by reference herein, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Singapore, Brazil, and India wherein we have significant operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•
With respect to Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding changes in the market value of our assets or the ultimate actual cost of our commitments and contingencies;

•
With respect Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets; and,

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s web site, www.sec.gov.
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1. Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance and financial industries. Ebix provides a variety of application software products for the insurance and financial industries ranging from data exchanges, carrier systems, and agency systems, to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance and financial service industries continue to undergo significant consolidation as driven by the need for, and benefits from, economies of scale and scope in providing insurance and financial services in a competitive environment. The insurance markets have particularly experienced a steady increase in the desire to reduce paper-based processes and improve efficiency at the back-end side and consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address their specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, information technology, business process outsourcing, applications software, and Web and application hosting to meet the individual needs of insurance and financial service organizations. We continue to expand both through business acquisitions and organically.
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations throughout the United States including California, Florida, Pennsylvania, Utah, Virginia, Texas, Ohio, and Connecticut; and international operations in Australia, Brazil, China, Japan, New Zealand, the United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
Results of Operations — Three Months Ended March 31, 2012 and 2011
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2012	2011
Exchanges	$34,646	$31,065
Broker Systems	4,754	3,842
Business Process Outsourcing (“BPO”)	3,571	3,619
Carrier Systems	856	1,524
Totals	$43,827	$40,050

During the three months ended March 31, 2012 our total operating revenues increased $3.8 million or 9%, to $43.8 million as compared to $40.1 million during the first quarter of 2011. This increase is the result of growth in our Exchange channel. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the three months ended March 31, 2012 and 2011 the change in foreign currency exchange rates increased reported consolidated operating revenues by $332 thousand and $1.1 million, respectfully.
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $1.7 million or 24%, from $7.3 million in the first quarter of 2011 to $9.0 million in the first quarter of 2012. This increase is primarily due to additional customer support costs, personnel expenses, and facilities related costs in support of increased revenue streams associated with business acquisitions completed during 2011, and in support of the growth in our Exchange channel.
Product Development expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial services industries. Product development expenses decreased $0.3 million or 8% from $4.6 million during the first quarter of 2011 to $4.3 million during the first quarter of 2012. This modest decrease is primarily due to less spending on product development personnel in support of the Carrier Systems and BPO channels.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.0 million or 34%, from $2.9 million in the first quarter of 2011 to $3.8 million in the first quarter of 2012. This increase is primarily attributable to personnel and facility costs associated with additional sales personnel in support of our Exchange channels.
General and Administrative Expenses
General and administrative expenses (“G&A”) decreased by 1.3 million or 17% from $7.8 million in the first quarter of 2011 to $6.4 million in the first quarter of 2012. Included in this quarter's G&A costs is the net benefit in the approximate amount of $971 thousand related to a termination fee received by the Company in connection with a failed business acquisition (net of significant directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker). Partially offsetting the net benefit from the acquisition termination fee was a $255 thousand bad debt expense charge necessary to adequately increase the Company's allowance for doubtful accounts receivable.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $64 thousand or 3%, from $1.88 million in the first quarter of 2011 to $1.94 million in the first quarter of 2012. This increase is primarily due to $71 thousand of depreciation expenses in connection with equipment costs associated with the expansion of our data exchange networks and facilities.
Income Taxes
The Company recognized income tax expense of $2.3 million for the three months ended March 31, 2012. The Company’s interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The calculated estimated annual effective tax rate used by the Company to determine the interim income tax provision for the first quarter of 2012 was 12.52% as compared to 9.38% for the same period in 2011. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.

Dividends, Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India), future income tax expense is expected to exceed cash outlays for income taxes. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions in the insurance and financial services sector, and to repurchase shares of our common stock as market conditions warrant.
We intend to utilize cash flows generated by our ongoing operating activities, in combination with our commercial lending facility, and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operating conditions warrant.

In the 4th quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share, paying $1.5 million in the aggregate in regards to this dividend issuance. This same quarterly dividend per share was paid in February 2012. The dividend rate was increased to $0.05 effective with dividend payment to be made in May 2012. The Company intends to use a portion of its operating cash flows to continue issuing dividends to its shareholders in the foreseeable future, while remaining dedicated to using most of its cash to generate improvement in future earnings by funding organic growth initiatives and accretive business acquisitions.
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
Our cash and cash equivalents were $37.1 million and $23.7 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company held an additional amount of $730 thousand in fixed bank deposits of more than 90 days, which is not included in the reported cash and cash equivalents amount of $37.1 million. Our cash and cash equivalents balance has increased by $13.4 million since year end 2011, as a direct result of cash generated by our ongoing operating activities. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 7, 2012 is presented in table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Sweden	Total
Cash and ST investments	$7,489	$979	$1,508	$3,123	$871	$467	$15,875	$16	$30,328
Our current ratio increased to 1.55 at March 31, 2012 as compared to 1.28 at December 31, 2011 and our working capital position improved to $26.4 million million at March 31, 2012 as compared to $14.0 million at the end of the 2011. The increase in our short-term liquidity position is primarily the result of the additional available cash balances and the reduction in trade payables and accrued liabilities. We believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company' looks to acquire businesses that are complementary to Ebix's existing products and services. During the first quarter of 2012 the Company did not execute any material business acquisitions.
Operating Activities
Net cash provided by our operating activities was $13.8 million for the three month period ended March 31, 2012. The primary components of the cash provided by operations during this three month interim period consisted of net income of $15.7 million, net of $661 thousand of non-cash unrealized foreign currency exchange losses, $1.9 million of depreciation and amortization, $(5.1) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and $548 thousand of non-cash share-based compensation.
During the three months ended March 31, 2011 the Company generated $10.3 million of net cash flow from operating activities. The primary components of the cash provided by operations during this three-month interim period consisted of net income of $15.2 million, net of $(1.7) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $1.9 million of depreciation and amortization, $(5.6) million of working capital requirements primarily associated with payments of trade payables and accrued liabilities, and increased outstanding trade receivables, and $556 thousand of non-cash compensation.
Investing Activities
Net cash provided from investing activities during the three months ended March 31, 2012 totaled $306 thousand which primarily consisted of $979 thousand from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, less $673 thousand used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Net cash provided from investing activities during the three months ended March 31, 2011 totaled $5.6 million and was primarily related to the $3.5 million of net cash obtained from the acquisition of ADAM in February 2011 (net of $944 thousand used to settle outstanding ADAM stock options). Also $524 thousand was used for capital expenditures and $2.6 million was provided from the net maturities of marketable securities (specifically bank certificates of deposit).
Financing Activities
During the three months ended March 31, 2012 net cash used in financing activities was $1.5 million. This net financing cash outflow primarily consisted of the $1.46 million used to remit the dividend paid to common stock holders in February.

During the three months ended March 31, 2011 net cash used in financing activities was $3.9 million. During that interim period the Company remitted $1.3 million to make principal repayments on existing term loan obligations (net of proceeds received), $2.4 million was used to complete open market repurchases of our common stock, and $258 thousand was used to service then existing debt and capital lease obligations.
Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaces the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.74%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%.

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citi Bank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA's commitment to extend further credit to the Company terminated.
Previously on April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. ("BOA"), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010.  The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011. The entire credit facility had a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.
At March 31, 2012, the outstanding balance on the revolving line of credit was $31.8 million and the facility carried an interest rate of 1.75%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three month period ending March 31, 2012, both the average and maximum outstanding balances on the revolving line of credit was $31.8 million.
At March 31, 2012, the outstanding balance on the term loan was $15 million of which $8.3 million is due within the next twelve months. This term loan also carried an interest rate of 1.75%. During the three months ended March 31, 2012, no payments were made against the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.
Convertible Debt
On August 25, 2009, the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the "Note"). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. With respect to this convertible note, and in accordance with the terms of the notes, as understood between the Company and the holder, upon a conversion election by the holder the Company had to satisfy the related original principal balance in cash and could have satisfied the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.0 million in cash with respect to the principal component, and paying $1.8 million in cash with respect to the conversion spread. The Company also recognized a pre-tax gain in the amount of $108 thousand with respect the settlement of this convertible debt.
As of March 31, 2012 and December 31, 2011 the Company has no remaining convertible debt obligations.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of March 31, 2012. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$31,750	$—	$31,750	$—	$—
Long-term debt	$18,000	$8,934	$9,066	$—	$—
Operating leases	$15,910	$4,256	$5,868	$2,867	$2,919
Capital leases	$825	$363	$462	$—	$—
Total	$66,485	$13,553	$47,146	$2,867	$2,919

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the condensed consolidated financial statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2011 Form 10-K.
Application of Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Condensed Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Revenue Recognition
The Company derives its revenues from professional and support services, which include: (a) subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis; (b) subscription and transaction fees related to services delivered over our exchanges or on an application service provider (“ASP”) basis; (c) implementation, training, and project management provided to customers with installed systems; (d) revenue generated from software development projects and associated fees for consulting; and, (e) the licensing of proprietary and third-party software. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than their than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. During the year ended December 31, 2011 we had no impairment of our reporting unit goodwill balances.
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
Foreign Currency Matters
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Singapore, Brazil and India, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2012 and 2011 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains of $4.3 million and $2.1 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.1 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.
The Company had entered into a series of six-month and one-year forward foreign exchange contracts to hedge the intercompany receivables originated by our Indian subsidiary that are denominated in United States dollars. These U.S. dollars/Indian rupee hedges are intended to partially offset the impact of movement in exchange rates on future operating costs, and to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. As of March 31, 2012, these contracts have matured. Changes in the fair value of these derivative instruments are recognized in our Condensed Consolidated Statements of Income as part of reported foreign currency exchange gains or losses. We use these instruments as economic hedges intended to mitigate the effects of changes in foreign exchange rates, and not for speculative purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives partially offset the gains and losses on the intercompany receivables being hedged. As related to these hedging instruments, during the three months ended March 31, 2012, we recognized a gain of $1.2 million included in “Foreign exchange gain (loss)” in the Condensed Consolidated Statements of Income. We regularly review our hedging strategies and may in the future, as a part of this review, determine the need to change our hedging activities.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2012 the Company had $49.8 million of outstanding debt obligations which consisted of a $31.8 million balance on our commercial banking revolving line of credit, a $15.0 million secured term loan, and a $3.0 million secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR + 1.50%, and stood at 1.75% at March 31, 2012. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $10 thousand and $8 thousand for the three months ending March 31, 2012 and 2011, respectively. The Company's average cash balances during the first quarter of 2012 was $30.4 million and its existing cash balances as of March 31, 2012 was $37.1 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $33 thousand and $40 thousand for the three months ended March 31, 2012 and 2011, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2012. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2011 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: RISK FACTORS
We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers of this interim report on Form 10-Q should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2012, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2011	4,472,308	4,472,308	$—	$23,751,000
January 1, 2012 to January 31, 2012	—	—	$—	$23,751,000
February 1, 2012 to February 29, 2012	—	—	$—	$23,751,000
March 1, 2012 to March 31, 2012	—	—	$—	$23,751,000
Total	4,472,308	4,472,308		$23,751,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

Ebix, Inc.
Date:	May 10, 2012	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2012	By:	/s/ Robert F. Kerris
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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

 *Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

*Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.