Form 10-K/A
period 2011-12-31
EBIX INC
filed 2012-07-06
CIK 814549

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

Explanatory Note
The purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012, is only to supplement certain disclosures (as detailed below) and to amend Exhibits 32.1 and 32.2 to include the appropriate Section 906 certifications from the Registrant's principal executive officer and principal financial officer that were inadvertently left out when originally filed. This amendment should be read in conjunction with the Company's full 2011 Annual Report on Form 10-K. A brief summary of the additional disclosures provided in this amended filing is as follows:

•
Part II Item 7 “Management's Discussion and Analysis” - Information regarding the proportional percentage of revenues from recurring subscription-based and transaction-based arrangements was added to the Overview section. Also information pertaining to the operating revenues from the Company's acquisition of ADAM in February 2011 was added to the analysis of results for the year 2011 as compared to the year 2010.

•
Part II Item 8 “Financial Statements and Supplementary Information” - Note 1 "Description of Business and Significant Accounting Policies" has been revised to incorporate the quantitative and qualitative disclosures concerning fair value measurements including those pertaining to the Company's contingent accrued earn-out acquisition consideration liabilities, and those pertaining to other financial instruments. Also Note 16 “Geographic Information” has been revised to disclose the basis for attributing revenues from external customers to specific individual countries.

EBIX, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K-A

Page
Reference

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 8. Financial Statements and Supplementary Data	19

PART IV

Signatures	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II

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
OVERVIEW
Ebix, Inc. is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. Approximately 80% of the Company’s revenues are of a recurring nature. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. During the year 2011 combined subscription-based and transaction-based revenues grew to 83% of the Company's total revenues, as compared to 74% in the year 2010, and in particular subscription-based revenues grew to 65% of total revenue in 2011 versus 56% in 2010. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
The key performance indicators for the twelve months ended December 31, 2011, 2010, and 2009 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2011	2010	2009
Revenue	$168,969	$132,188	$97,685
Revenue growth	28%	35%	31%
Operating income	$68,748	$52,507	$39,256
Operating margin	41%	40%	40%
Net Income	$71,378	$59,019	$38,822
Diluted earnings per share *	$1.75	$1.51	$1.03
Cash provided by operating activities	$71,286	$51,778	$33,877
* Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

RESULTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Operating revenue:	$168,969	$132,188	$97,685
Operating expenses:
Costs of services provided	33,589	29,599	21,274
Product development	19,208	13,607	11,362
Sales and marketing	13,642	6,372	5,040
General and administrative	26,268	24,065	16,798
Amortization and depreciation	7,514	6,038	3,955
Total operating expenses	100,221	79,681	58,429
Operating income	68,748	52,507	39,256
Interest income (expense), net	(202)	(383)	(871)
Other non-operating income	647	6,319	89
Foreign exchange gain	4,302	1,211	1,358
Income before taxes	73,495	59,654	39,832
Income tax expense	(2,117)	(635)	(1,010)
Net income	$71,378	$59,019	$38,822
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

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
As of December 31, 2011 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Foreign currency hedges for which the fair values are measured as a Level 2 instrument.

•	Common share-based put option for which the fair value was measured as Level 2 instrument.

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

•	Contingent accrued earn-out business acquisition consideration liabilities.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,505	$1,505	$—	$—
Total assets measured at fair value	$1,505	$1,505	$—	$—

Liabilities
Derivatives:
Foreign exchange contracts (a)	$2,346	$—	$2,346	$—
Contingent accrued earn-out acquisition consideration (b)	7,590	—	—	7,590
Total liabilities measured at fair value	$9,936	$—	$2,346	$7,590

(a) The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates
(b) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ending December 31, 2011 there were no transfers between fair value levels 1, 2 or 3.

     For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the year.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2011	$8,693

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(2,846)
(Gains) or losses recorded against goodwill	(1,177)
Foreign currency translation adjustments ***	(205)

Acquisitions and settlements
Business acquisitions	3,506
Settlements	(381)

Ending balance at December 31, 2011	$7,590

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(2,671)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

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

Note 16: Geographic Information

The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to the primary geographic locations in which the Company conducts its operations. External customer revenues in the tables below were attributed to an particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country. (all amounts in thousands):

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

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EBIX, INC. (Registrant)
By:	/s/ ROBIN RAINA
Robin Raina
Chairman of the Board, President and Chief Executive Officer
Principal Executive Officer
Date: July 6, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	July 6, 2012
(Robin Raina)
/s/ ROBERT F. KERRIS	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	July 6, 2012
(Robert F. Kerris)
/s/ HANS U. BENZ	Director	July 6, 2012
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	July 6, 2012
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	July 6, 2012
(Neil D. Eckert)
/s/ ROLF HERTER	Director	July 6, 2012
(Rolf Herter)
/s/ HANS UELI KELLER	Director	July 6, 2012
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

21.1**	Subsidiaries of the Company.
23.1**	Consent of Cherry, Bekaert and Holland L.L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
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

* Filed herewith
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 15, 2012, for the Company's fiscal year 2011

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.