Form 10-Q/A
period 2012-03-31
EBIX INC
filed 2012-07-06
CIK 814549

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

Explanatory Note
The purpose of this amendment to our Interim Report on Form 10-Q for the three months ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 10, 2012, is only to supplement certain disclosures (as detailed below). This amendment should be read in conjunction with the Company's full interim report for the three months ended March 31, 2012 on Form 10-Q. A brief summary of the additional disclosures provided in this amended filing is as follows:

•
Part I Item 1 “Financial Statements and Supplementary Information” - Note 3 “Business Combinations” has been revised to include the relevant disclosures and pro forma information concerning our acquisition of ADAM in February 2011. Also Note 8 “Geographic Information” has been revised to disclose the basis for attributing revenues from external customers to specific individual countries.

•
Part I Item 2 “Management's Discussion and Analysis” - Information pertaining to the 2011 and 2012 operating revenues from the Company's acquisition of ADAM in February 2011 was added to the analysis of results for the first quarter of 2012 as compared to the first quarter of 2011.

FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2012
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

SIGNATURES	14

EXHIBIT INDEX

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM was a leading provider of health information and benefits technology solutions in the United States. $4.2 million of ADAM's operating revenues recognized since February 7, 2011were included in the Company's revenues reported in its condensed and consolidated statement of income for the three months ended March 31, 2011. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the three months ended March 31, 2012 is $6.2 million of ADAM's operating revenue. Due to the fact that many of ADAM specific functions were immediately integrated into Ebix's operations it is impractical to separately track and disclose specific earnings from this business combination after its acquisition date. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange division. The Company accounted for this acquisition by recording $60.1 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks. During the previous year's quarter ending March 31, 2011 the Company incurred certain nonrecurring expenses directly associated with the acquisition of ADAM which amounted to $1.78 million, and specifically included a $1.39 investment banking fee and $400 thousand employee severance costs. Furthermore as a result of the Q1 2011 acquisition of Adam, certain qualified costs were capitalized as part of goodwill. These costs were $75 thousand for legal fees related to registering the Ebix stock tendered as purchase consideration, and $665 thousand of officer severance costs associated with the terms of pre-existing employment contracts.
The unaudited pro forma financial information pertaining to the Company's acquisition of ADAM as presented below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining the two companies or costs that may yet be incurred in integrating their operations. The pro forma financial information below includes three months of pro forma results for ADAM as if it had been acquired on January 1, 2011, whereas the Company's reported financial statements for the quarter ended March 31, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011.

	Three Months Ending March 31, 2012		Three Months Ending March 31, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands)
Revenue	$43,827	$43,827	$40,050	$42,625
Net Income	$15,685	$15,685	$15,164	$16,366
Basic EPS	$0.43	$0.43	$0.40	$0.41
Diluted EPS	$0.40	$0.40	$0.37	$0.38

Note 8: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to the primary geographic locations in which the Company conducts its operations. External customer revenues in the tables below were attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country. (all amounts in thousands):
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
During the three months ended March 31, 2012 our total operating revenues increased $3.8 million or 9%, to $43.8 million as compared to $40.1 million during the first quarter of 2011. This increase is the result of growth in our Exchange channel and recent business acquisitions. $4.2 million of operating revenues pertaining to our acquisition of ADAM in 2011 were recognized since its acquisition on February 7, 2011were included in the Company's revenues reported in its condensed and consolidated statement of income for the three months ended March 31, 2011. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the three months ended March 31, 2012 is $6.2 million of ADAM's operating revenue. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the three months ended March 31, 2012 and 2011 the change in foreign currency exchange rates increased reported consolidated operating revenues by $332 thousand and $1.1 million, respectfully.
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

Ebix, Inc.
Date:	July 6, 2012	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	July 6, 2012	By:	/s/ Robert F. Kerris
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

* Filed herewith

** Previously filed as part of the Company's Quarterly Report on Form 10-Q filed on May 10, 2012 for the Company's first quarter of fiscal 2012. Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.