Form 10-Q
period 2012-06-30
EBIX INC
filed 2012-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2012 the number of shares of common stock outstanding was 37,116,243
.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenue	$47,716	$42,267	$91,543	$82,317
Operating expenses:

Cost of services provided	9,157	8,914	18,186	16,221
Product development	5,814	4,802	10,086	9,421
Sales and marketing	4,296	3,261	8,108	6,113
General and administrative	8,577	4,694	15,021	12,455
Amortization and depreciation	2,161	1,991	4,102	3,868
Total operating expenses	30,005	23,662	55,503	48,078

Operating income	17,711	18,605	36,040	34,239
Interest income	110	129	277	329
Interest expense	(312)	(159)	(565)	(374)
Other non-operating income (loss)	262	(464)	262	(818)
Foreign currency exchange gain	2,591	1,397	2,295	2,865
Income before income taxes	20,362	19,508	38,309	36,241
Income tax benefit (expense)	(2,295)	2,840	(4,557)	1,271
Net income	$18,067	$22,348	$33,752	$37,512

Basic earnings per common share	$0.49	$0.57	$0.92	$0.97

Diluted earnings per common share	$0.47	$0.53	$0.86	$0.90

Basic weighted average shares outstanding	36,908	39,159	36,679	38,658

Diluted weighted average shares outstanding	38,827	42,344	39,175	41,882
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$18,067	$22,348	$33,752	$37,512
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,705)	2,829	(3,378)	4,882
Total other comprehensive income	(7,705)	2,829	(3,378)	4,882
Comprehensive income	$10,362	$25,177	$30,374	$42,394

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$25,313	$23,696
Short-term investments	1,458	1,505
Trade accounts receivable, less allowances of $1,195 as of June 30, 2012 and $1,719 as of December 31, 2011	33,096	31,133
Deferred tax asset, net	2,632	2,981
Other current assets	6,102	4,502
Total current assets	68,601	63,817

Property and equipment, net	10,319	8,834
Goodwill	320,238	259,218
Intangibles, net	50,852	38,386
Indefinite-lived intangibles	30,798	30,453
Deferred tax asset, net	5,432	9,412
Other assets	3,238	1,062
Total assets	$489,478	$411,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,927	$18,719
Accrued payroll and related benefits	5,517	5,034
Short term debt	10,656	6,667
Current portion of long term debt and capital lease obligations, net of discount of $49 and $0, respectively	872	165
Deferred revenue	18,060	16,460
Current deferred rent	279	266
Other current liabilities	117	2,468
Total current liabilities	57,428	49,779

Revolving line of credit	32,840	31,750
Long term debt and capital lease obligations, less current portion, net of discount of $68 and $0, respectively	36,380	8,468
Other liabilities	4,313	3,803
Contingent liability for accrued earn-out acquisition consideration	15,066	—
Put option liability	1,114	—
Deferred revenue	130	328
Long term deferred rent	1,586	939
Total liabilities	148,857	95,067

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 37,431,635 issued and 37,391,126 outstanding at June 30, 2012 and 36,418,385 issued and 36,377,876 outstanding at December 31, 2011	3,748	3,638
Additional paid-in capital	176,836	179,518
Treasury stock (40,509 shares as of June 30, 2012 and December 31, 2011)	(76)	(76)
Retained earnings	168,015	137,559
Accumulated other comprehensive loss	(7,902)	(4,524)
Total stockholders’ equity	340,621	316,115
Total liabilities and stockholders’ equity	$489,478	$411,182
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2011	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115
Net income	—	—	—	—	—	33,752	—	33,752
Cumulative translation adjustment	—	—	—	—	—	—	(3,378)	(3,378)
Repurchase and retirement of common stock	(506,700)	(51)			(9,345)			(9,396)
Vesting of restricted stock	65,390	14	—	—	(13)	—	—	1
Exercise of stock options	1,158,000	117	—	—	597	—	—	714
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,059	—	—	1,059
Share subscribed for business acquisition	296,560	30	—	—	4,970	—	—	5,000
Tax benefit related to share-based compensation	—	—	—	—	50	—	—	50
Dividends paid	—	—	—	—	—	(3,296)	—	(3,296)
Balance, June 30, 2012	37,431,635	$3,748	(40,509)	$(76)	$176,836	$168,015	$(7,902)	$340,621
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$33,752	$37,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,102	3,868
Benefit for deferred taxes	(956)	(2,954)
Share based compensation	1,059	1,143
Provision for doubtful accounts	316	337
Debt discount amortization on convertible debt	13	21
Unrealized foreign exchange gain on forward contracts	—	(238)
Unrealized foreign exchange gain	(593)	(1,769)
(Gain) loss on put option	(263)	925
Reduction of acquisition earnout accruals	—	(1,868)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,163	(3,693)
Other assets	(1,009)	825
Accounts payable and accrued expenses	(858)	(3,482)
Accrued payroll and related benefits	(384)	(850)
Deferred revenue	(225)	(781)
Deferred rent	(56)	(120)
Other current liabilities	(2,338)	867
Net cash provided by operating activities	34,723	29,743

Cash flows from investing activities:
Acquisition of ADAM, net of cash acquired	—	3,529
Investment in MCN, net of cash acquired	(1,537)	(381)
Acquisition of BSI, net of cash acquired	(992)	—
Acquisition of Taimma, net of cash acquired	(5,003)	—
Acquisition of Fintechnix, net of cash acquired	(4,713)	—
Acquisition of Planetsoft, net of cash acquired	(33,967)	—
Investment in Curepet, Inc.	(2,000)	—
Investment in ConfirmNet	—	(184)
Maturities of marketable securities	979	7,600
Purchases of marketable securities	(785)	(3,080)
Capital expenditures	(1,079)	(1,335)
Net cash provided by/(used in) investing activities	(49,097)	6,149

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	1,090	(16,250)
Proceeds from term loan	45,000	16,250
Principal payments of term loan obligation	(15,000)	(3,074)
Repurchases of common stock	(9,396)	(26,198)
Settlement on conversion of convertible debt	—	(6,761)
Excess tax benefit from share-based compensation	50	127
Proceeds from the exercise of stock options	714	14
Dividend payments	(3,296)	—
Principal payments of debt obligations	(600)	—
Payments of capital lease obligations	(165)	(186)
Net cash provided by/ (used in) financing activities	18,397	(36,078)
Effect of foreign exchange rates on cash	(2,406)	416
Net change in cash and cash equivalents	1,617	230
Cash and cash equivalents at the beginning of the period	23,696	23,397
Cash and cash equivalents at the end of the period	$25,313	$23,627
Supplemental disclosures of cash flow information:
Interest paid	$567	$361
Income taxes paid	$4,842	$1,505
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

Effective June 1, 2012, Ebix acquired PlanetSoft, Inc. for aggregate consideration in the amount of $40.0 million. Under terms of the merger agreement, the former PlanetSoft shareholders received, as part of the aggregate purchase consideration, 296,560 shares of Ebix common stock with a fair value of $5.0 million.

Effective February 7, 2011, Ebix acquired ADAM for aggregate consideration in the approximate amount of $88.4 million. Under the terms of the merger agreement, all of the ADAM shareholders received 3.65 million shares of Ebix common stock with a fair value of $87.5 million as part of the purchase consideration.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance and financial industries. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities Australia, Canada, China, India, Japan, New Zealand, Singapore, and Brazil. International revenue accounted for 29.3% and 28.5% of the Company’s total revenue for the six months ended June 30, 2012 and 2011, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Exchanges	$38,182	$32,222	$72,828	$63,287
Broker Systems	4,422	4,824	9,176	8,666
Business Process Outsourcing (“BPO”)	3,890	3,753	7,461	7,372
Carrier Systems	1,222	1,468	2,078	2,992
Totals	$47,716	$42,267	$91,543	$82,317
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2011 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Fair Value of Financial Instrument—The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of financial instruments in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

•	Level 1 - Quoted prices available in active markets for identical investments as of the reporting date;

•	Level 2 - Inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and,

•
Level 3 - Unobservable inputs, which are to be used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

     A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

As of June 30, 2012 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Common share-based put option for which the fair value was measured as Level 2 instrument.

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

•	Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as a level 3 instrument.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,458	$1,458	$—	$—
Total assets measured at fair value	$1,458	$1,458	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$1,114	$—	$1,114	$—
Foreign exchange contracts (b)	$—	$—	$—	$—
Contingent accrued earn-out acquisition consideration (c)	20,907	—	—	20,907
Total liabilities measured at fair value	$22,021	$—	$1,114	$20,907

(a) In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return.

(b) The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates. As of June 30, 2012 all the companies derivative instruments in the form of foreign currency hedge instruments had been settled.

(c) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2012 there were no transfers between fair value levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ending June 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2012	$7,590

Total remeasurement adjustments:
(Gains) or losses included in earnings **	104
(Gains) or losses recorded against goodwill	—
Foreign currency translation adjustments ***	(309)

Acquisitions and settlements
Business acquisitions	15,568
Settlements	(2,046)

Ending balance at June 30, 2012****	$20,907

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity
**** Short term portion of $5.84 million is recorded in Accounts payable and accrued liabilities in the currently liability section of the Condensed Consolidated Balance Sheets

The Company believes the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, accrued payroll and related benefits, line of credit, long-term debt obligations, and capital lease obligations is a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.

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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $25.4 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $7.7 million of unbilled receivables. Approximately $7.3 million of deferred revenue is included in accounts receivable at June 30, 2012. Bad debt expense incurred during the three and six month periods ended June 30, 2012 was approximately $50 thousand and $316 thousand, respectively and $326 thousand and $337 thousand for the three and six month periods ended June 30, 2011, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
Changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

(In thousands)
Beginning Balance (December 31, 2011)	$259,218
Additions, net (see Note 3)	61,421
Foreign currency translation adjustments	(401)
Ending Balance (June 30, 2012)	$320,238
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-15
Developed technology	3–20
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$54,132	$40,289
Developed technology	12,798	11,640
Trademarks	2,188	2,188
Non-compete agreements	418	418
Backlog	140	140
Database	211	207
Total intangibles	69,887	54,882
Accumulated amortization	(19,035)	(16,496)
Finite-lived intangibles, net	$50,852	$38,386

Indefinite-lived intangibles:
Customer/territorial relationships	$30,798	$30,453
Amortization expense recognized in connection with acquired intangible assets was $1.4 million and $2.5 million for the three and six months ended June 30, 2012 and $1.2 million and $2.4 million for the three and six months ended June 30, 2011, respectively.
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

Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In July 2012 the FASB issued new Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this new standard in 2013.

In September 2011, the FASB issued technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt this technical guidance early and accordingly applied it to the 2011 annual impairment evaluation of goodwill.

In June 2011, the Financial Accounting Standards Board ("FASB") issued new financial reporting guidance regarding the reporting of "other comprehensive income, or (OCI)". This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted this new guidance in the first quarter of 2012.

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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	18,067	22,348	33,752	37,512
Basic Weighted Average Shares Outstanding	36,908	39,159	36,679	38,658
Dilutive effect of stock options and restricted stock awards	1,919	3,185	2,496	3,224
Diluted weighted average shares outstanding	38,827	42,344	39,175	41,882
Basic earnings per common share	$0.49	$0.57	$0.92	$0.97
Diluted earnings per common share	$0.47	$0.53	$0.86	$0.90

Note 3: Business Combinations
    The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company' looks to acquire businesses that are complementary to Ebix's existing products and services. During the six months ended June 30, 2012 the Company executed and completed a number of business acquisitions including PlanetSoft, Inc. which is discussed further below; the other acquisitions were not material individually or in the aggregate. The valuation of the intangible assets acquired and the assessment of the fair value of future contingent consideration obligations for one of these business combinations, and the corresponding purchase price allocations are tentative and not yet fully complete. With assistance of independent valuation advisers the Company will have these valuation matters resolved in line with its interim reporting for the period ending September 30, 2012.
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
During the six months ended June 30, 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of significant directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker).
Effective June 1, 2012 Ebix closed the merger of California PlanetSoft, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The initial fair value of this put option liability which was determined to be $1.4 million. This put option is described in more detail in Note 7. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management. Due to the fact that PlanetSoft's sales, marketing, and operating functions were immediately integrated into Ebix's operations it is impractical to separately track and disclose specific revenues and earnings from this business combination after its acquisition date. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $44.3 million of goodwill, $11.6 million of intangible assets pertaining to customer relationships, and $550 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has tentatively determined that the approximate fair value of this contingent consideration liability to be $11.1 million. The valuation of the intangible assets acquired and the assessment of the fair value of future contingent consideration obligations for this business c ombinations, and the corresponding purchase price allocations are tentative and not fully complete. With assistance of independent valuation advisers the Company will have this valuation complete in line with its interim reporting for the period ending September 30, 2012.

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM was a leading provider of health information and benefits technology solutions in the United States. $10.6 million of ADAM's operating revenues recognized since February 7, 2011 were included in the Company's revenues reported in its condensed and consolidated statement of income for the six months ended June 30, 2011. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the six months ended June 30, 2012 is $12.2 million of ADAM's operating revenue. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange division. The Company accounted for this acquisition by recording $60.1 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks.

The unaudited pro forma financial information pertaining to the Company's acquisitions of PlanetSoft and ADAM as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining the three companies or costs that may yet be incurred in integrating their operations. The 2012 pro forma financial information below includes six months of pro forma results for and PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the six months ended June 30, 2012, only includes one month of actual financial results of PlanetSoft since the effective date of its acquisition on June 1, 2012. Similarly, the 2011 pro forma financial information below includes six months of pro forma results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the six months ended June 30, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011, and no revenues from PlanetSoft..

	Six Months Ending June 30, 2012		Six Months Ending June 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$91,543	$98,216	$82,317	$92,399
Net Income	$33,752	$32,820	$37,512	$38,582
Basic EPS	$0.92	$0.89	$0.97	$0.97
Diluted EPS	$0.86	$0.83	$0.90	$0.90

In the above table, the unaudited pro forma revenue for the six months ended June 30, 2012 increased by $5.8 million from the unaudited pro forma revenue during the same period in 2011 of $92.4 million to $98.2 million , representing an 6% increase. Correspondingly, the reported revenue for the six months ended June 30, 2012 increased by $9.2 million from the reported revenue during the same period in 2011 of $82.3 million to $91.5 million, representing an 11% increase.
Note 4: Debt with Commercial Bank

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.75%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citi Bank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date of this payoff, BOA's commitment to extend further credit to the Company terminated.
At June 30, 2012, the outstanding balance on the revolving line of credit was $32.8 million and the facility carried an interest rate of 1.75%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six month period ending June 30, 2012, the average and maximum outstanding balances on the revolving line of credit were $28.2 million and $32.8 million, respectively.
    At June 30, 2012, the outstanding balance on the term loan was $45 million of which $10.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.75%. During the six months ended June 30, 2012, $1.7 million payments were made against the term loan previously with BOA. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss in the federal action. A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011, in the federal action. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raises various defenses that the CAC fails to state a claim. Plaintiffs filed their Response on February 23, 2012. On March 26, 2012 the Company filed a Reply Memorandum in Further Support of the Motion to Dismiss. The Company believes that the complaints are legally insufficient, and we intend to seek dismissal. The likelihood of an unfavorable outcome for this matter is not estimable.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2018, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2012 and 2011. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2012 and 2011 was $2.7 million and $2.2 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2012, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $334 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2012, is $2.5 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits  of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership has been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday which will continue through 2015; and as such the income generated by our India operations, other than passive interest  income, is not taxed. After the tax holiday expires in 2015 the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate.
The Company recognized income tax expense of $4.6 million for the six months ended June 30, 2012. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The calculated estimated annual effective tax rate used by the Company to determine the interim income tax provision for the second quarter of 2012 was 10.46% as compared to 8.83% for the same period in 2011. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.
At June 30, 2012, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $53.6 million which are available to offset future federal and certain state income taxes. Approximately $36.5 million of these remaining NOL carry-forwards were obtained as a result of the recent acquisition of ADAM in February 2011. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of June 30, 2012 the Company’s Condensed Consolidated Balance Sheet includes a liability of $3.76 million for unrecognized tax benefits which is included in other long-term liabilities. During the three and six months ended June 30, 2012 there were $578 thousand changes to this liability. A reconciliation of the beginning and ending amount of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2012	$3,180
Additions for tax positions related to current year	$578
Additions for tax positions of prior years	$—
Reductions for tax position of prior years	$—
Balance at June 30, 2012	$3,758
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of June 30, 2012 approximately $816 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 7: Derivative Instruments
The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of June 30, 2012, all of the Company's pre-existing foreign currency hedge contracts have matured. The inputs used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.
The intended purpose of these hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency is the Indian rupee. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was $1.2 million and $111 thousand for the six months ended June 30, 2012 and 2011, respectively. These gains are in addition to the consolidated foreign exchange gains equivalent to $1.1 million and $2.8 million recorded during the six months ended June 30, 2012 and 2011, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company has classified its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2012 the fair value of the put option liability was remeasured and was determined to have decreased $263 thousand during the six month period then ended and with the amount reflected as a gain and is included other non-operating income in the accompanying Condensed Consolidated Statement of Income. As of June 30, 2012, the aggregate fair value of this derivative instrument, which is included as in current liabilities in the Condensed Consolidated Balance Sheet, was $1.1 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
Six Months Ended June 30, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$64,726	$2,253	$4,338	$17,557	$1,620	$1,026	$23	$91,543
Long-lived assets	315,847	8,925	12,632	1,401	71,456	240	10,376	$420,877
Six Months Ended June 30, 2011

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$58,827	$445	$4,779	$16,156	$1,357	$753	$—	$82,317
Long-lived assets	245,051	—	18,664	1,458	61,959	202	7,245	$334,579

Note 9: Minority Business Investment

During the three months ending June 30, 2012, Ebix acquired a strategic 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet's insurance exchange connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including but not limited to practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during this most recent interim period the Company recognized $351 thousand of revenue from CurePet, and as of June 30, 2012 there were no outstanding balances due from CurePet in the Company's reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet.

Note 10: Subsequent Events

Repurchases of Common Stock
Since June 30, 2012 and through August 9, 2012 the Company has purchased an additional 280,818 shares of its outstanding common stock for aggregate consideration in the amount of $5.8 million and at an average rate of $20.49 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

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
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of insurance and financial service organizations. We continue to expand both organically and through strategic business acquisitions.
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices. The Company has operations across the United States with offices in Walnut Creek, San Diego, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon and Lynchburg, Virginia; Dallas and Houston, Texas; and Columbus, Ohio, as well as an additional operating facilities in Atlanta, Georgia. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
Results of Operations — Three Months Ended June 30, 2012 and 2011
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Exchanges	$38,182	$32,222	$72,828	$63,287
Broker Systems	4,422	4,824	9,176	8,666
Business Process Outsourcing (“BPO”)	3,890	3,753	7,461	7,372
Carrier Systems	1,222	1,468	2,078	2,992
Totals	$47,716	$42,267	$91,543	$82,317

During the three months ended June 30, 2012 our total operating revenues increased $5.4 million or 13%, to $47.7 million as compared to $42.3 million during the second quarter of 2011. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the three months ended June 30, 2012 and 2011 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(1.0) million and $1.7 million, respectfully.
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $243 thousand or 3%, from $8.9 million in the second quarter of 2011 to $9.2 million in the second quarter of 2012. This increase is due to additional personnel costs and professional service expenses in support of new revenue streams associated with recent business acquisitions completed during 2012 and 2011.
Product Development expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial services industries. Product development expenses increased $1.0 million or 21% from $4.8 million during the second quarter of 2011 to $5.8 million during the second quarter of 2012. This increase is attributable to increased software and system development activities in our India and Singapore operating units in support of our Exchanges and recent business acquisitions.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.0 million or 32%, from $3.3 million in the second quarter of 2011 to $4.3 million in the second quarter of 2012. This increase is attributable to personnel costs and trade show expenses associated with additional sales personnel and related marketing activities in support of our Exchange and Carrier System channels.
General and Administrative Expenses
General and administrative expenses increased by $3.9 million or 83% from $4.7 million in the second quarter of 2011 to $8.6 million in the second quarter of 2012. This increase is partially due to the fact that in Q2 of 2011 the Company recognized a $1.9 million net reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010. Also causing the increase to general and administrative expenses is $1.0 million of additional personnel related costs associated with recent business acquisitions made over the last nine months.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $170 thousand or 9%, from $2.0 million in the second quarter of 2011 to $2.2 million in the second quarter of 2012. This increase is essentially due to $228 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were recognized in connection with recent business combinations completed over the last nine months.
Income Taxes
The Company recognized an income tax expense of $2.3 million for the three months ended June 30, 2012. The Company's effective tax rate used in the determination of its interim period tax provision for the quarter was 10.46% as compared to the 8.83% effective tax rate for the same period a year earlier. The effective rate increased due to a greater proportion of our taxable income being generated from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after eliminating discrete items uniquely related to the respective interim reporting period. During the second quarter the Company recognized a discrete income tax expense in the amount of $578 thousand with respect to an increase to our recorded liability reserves for unrecognized tax benefits.

Results of Operations - Six Months Ended June 30, 2012 and 2011

Operating Revenue

During the six months ended June 30, 2012 our total operating revenues increased $9.2 million or 11%, to $91.5 million as compared to $82.3 million during the same period in 2011. During this period $12.2 million of operating revenue was recognized in connection with our 2011 acquisition of ADAM and included in the Company's revenues reported in its condensed and consolidated statement of income. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the six months ended June 30, 2011 was $10.6 million of ADAM's operating revenue since the February 7, 2011 effective date of its acquisition. In regards to the acquisitions of PlanetSoft and ADAM on a pro forma basis, as presented in the table in Note 3 to the enclosed condensed and consolidated financial statements, combined revenues increased 6% for the six months ended June 30, 2012, as compared to an 11% increase in reported revenues for the same period. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the six months ended June 30, 2012 and 2011 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(633) thousand and $2.8 million, respectfully.

Cost of Services Provided

Costs of services provided, increased $2.0 million or 12% during the six months ended June 30, 2012 to $18.2 million as compared to $16.2 million incurred during the same period in 2011. This increase is due to additional personnel costs and professional services expenses in support of our increased revenue streams from the growth of our Exchange channel and from recent business acquisitions completed during last nine months.

Product Development Expenses

Product development expenses increased $665 thousand or 7% during the six months ended June 30, 2012 to $10.1 million as compared to $9.4 million of costs incurred during the same period in 2011. This increase is attributable to increased software and system development activities in our India operating unit in support of our Exchanges and recent business acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.0 million or 33% during the six months ended June 30, 2012 to $8.1 million as compared to $6.1 million recognized during the same period in 2011. This increase is attributable to additional personnel, advertising, and trade show costs in support of our Exchange channel and recent business acquisitions.

General and Administrative Expenses

General and administrative ("G&A") expenses increased $2.6 million or 21% for the six months ended June 30, 2012 to $15.0 million from $12.5 million for same period in 2011. Included in G&A costs for this six month period ended June 30, 2012 is the net benefit in the approximate amount of $971 thousand related to a termination fee received by the Company in connection with a failed business acquisition (net of directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker). Offsetting this benefit is a $1.9 million adverse year over year variance caused by the fact that in Q2 of 2011 the Company recognized a reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010 and $1.3 million of additional personnel related costs associated with recent business acquisitions made over the last nine months.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased by $234 thousand or 6% during the six months ended June 30, 2012 to $4.1 million as compared to $3.9 million recorded during the same period in 2011. This increase is due to $275 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were recognized in connection with recent business combinations completed over the last nine months.

Income Taxes
The Company recognized an income tax expense of $4.6 million for the six months ended June 30, 2012. The Company's effective tax rate used in the determination the interim period tax provision for the six months ending June 30, 2012 was 10.46% as compared to the 8.83% effective tax rate for the same period a year earlier. The effective rate increased due to a greater proportion of our taxable income being generated from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after eliminating discrete items uniquely related to the respective interim reporting period. During the six months ended June 30, 2012 the Company recognized a discrete income tax expense in the amount of $578 thousand with respect to an increase in our recorded liability reserves for unrecognized tax benefits.
Dividends, Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions in the insurance and financial services sector, and to repurchase shares of our common stock as market conditions warrant.

In the 4th quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share, paying $1.5 million in the aggregate in regards to this dividend issuance. This same quarterly dividend per share was paid in February 2012. The dividend rate was increased to $0.05 effective with the dividend payment made in May 2012, and the same dividend payment to be made in August 2012. The Company intends to use a portion of its operating cash flows to continue issuing dividends to its shareholders in the foreseeable future, while remaining dedicated to using most of its cash to generate improvement in future earnings by funding organic growth initiatives and accretive business acquisitions.
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
We continue to strategically evaluate our ability to sell additional equity or debt securities, to expand existing or obtain new credit facilities from lenders in order to strengthen our financial position. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions and repurchases of our common stock.
Our cash and cash equivalents were $25.3 million and $23.7 million at June 30, 2012 and December 31, 2011, respectively. Our cash and cash equivalents balance has increased by $1.6 million since year end 2011, as a result of both cash generated by our ongoing operating activities and funds provided by our new financing facility with Citi Bank. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 6, 2012 is presented in table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Sweden	Total
Cash and ST investments	$8,450	$979	$1,905	$3,855	$1,508	$585	$4,511	$15	$21,808

Our current ratio decreased modestly to 1.19 at June 30, 2012 from 1.28 at December 31, 2011 and our working capital position decreased to $11.2 million at June 30, 2012 as compared to $14.0 million at the end of the 2011. The Company's accounts receivable DSO stood at 57 days at June 30, 2012 and reflects a continuing favorable trend being down 4 days from December 31, 2011 and 14 days from Q2 2011. Overall the decrease in the current ratio and our short-term liquidity position is the result of increased trade payables associated with the timing of payments to certain vendors and service providers, and the increased current portion of new term loan with Citi Bank, N.A. We continue to believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company' looks to acquire businesses that are complementary to Ebix's existing products and services. During the six months ended June 30, 2012 the Company executed and completed a number of business acquisitions, none of which were material individually or in the aggregate.
Operating Activities
Net cash provided by our operating activities was $34.7 million for the six months ended June 30, 2012. The primary components of the cash provided by operations during this six months interim period consisted of net income of $33.8 million, net of $(856) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $4.1 million of depreciation and amortization, $(3.3) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and $1.1 million of non-cash share-based compensation.
Net cash provided by our operating activities was $29.7 million for the six months ended June 30, 2011. The primary components of the cash provided by operations during that six month interim period consisted of net income of $37.5 million, net of $(1.1) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $3.9 million of depreciation and amortization, $(11.5) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and increased outstanding trade receivables, and $1.1 million of non-cash share-based compensation.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2012 was $49.1 million, of which $44.7 million in the aggregate was used to complete business acquisitions closed during the year, $2.0 million was used for the investment in Curepet, $1.5 million was used in payment of an earnout obligation in connection with our 2010 acquisition of MCN in Brazil, $1.1 million was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations. Partially offsetting these investment cash outflows partially was $194 thousand consisting from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.

Net cash provided from investing activities during the six months ended June 30, 2011 totaled $6.1 million of which $4.5 million was provided from maturities of marketable securities (net of purchases), and $3.5 million of net cash proceeds from the acquisition of ADAM in February 2011. Partially offsetting these investing cash inflows were $1.3 million used for capital expenditures and $565 thousand used to settle earn out obligations in connection with a prior business acquisition.
Financing Activities
During the six months ended June 30, 2012 net cash provided by financing activities was $18.4 million which consisted of $30.0 million provided by the Company's new term loan facility with Citi Bank (net of the repayment of the remaining balance from the prior term loan with BOA), $1.1 million was provided from our commercial bank revolving credit facility (net of repayments), and $714 thousand of proceeds from the exercising of common stock options. Partially offsetting these aggregate cash proceeds was $9.4 million used to repurchase shares of our common stock, $3.3 million used to pay quarterly dividends to our common stockholders, and $765 thousand used to make principal payments on long-term debt and capital lease obligations.

During the six months ended June 30, 2011 net cash used in financing activities was $36.1 million. This net financing cash outflow consisted of $26.2 million used to complete open market repurchases of our common stock, $16.3 million used to reduce the balance of our commercial bank revolving credit facility, $6.8 million was used to fully settle outstanding convertible debt obligations, and $186 thousand was used towards principal repayments on existing capital lease obligations, as partially offset by $13.2 million of proceeds from our commercial bank term loan facility (net of $3.0 million of scheduled principal repayments).

Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.75%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is and will be used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

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
At June 30, 2012, the outstanding balance on the Company's revolving line of credit with Citi Bank was $32.8 million and the facility carried an interest rate of 1.75%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. Regarding the Company's revolving line of credit during the six months ended June 30, 2012, the average outstanding balance was $28.2 million and the maximum outstanding balance was $32.8 million.
At June 30, 2012, the outstanding balance on the Company's term loan with Citi Bank was $45.0 million of which $10.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.75%. During the six months ended June 30, 2012, $1.7 million of scheduled principal payments were made against the Company outstanding commercial term loans. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of June 30, 2012. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$32,840	$—	$32,840	$—	$—
Long-term debt	$47,400	$11,256	$36,144	$—	$—
Operating leases	$16,728	$5,086	$6,138	$2,916	$2,588
Capital leases	$730	$350	$380	$—	$—
Total	$97,698	$16,692	$75,502	$2,916	$2,588

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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. During the year ended December 31, 2011 we had no impairment of our reporting unit goodwill balances.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Singapore, Brazil and India, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2012 and 2011 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains (losses) of $(3.4) million and $4.9 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.6 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2012 the Company had $80.2 million of outstanding debt obligations which consisted of a $32.8 million balance on our commercial banking revolving line of credit, a $45.0 million secured term loan, and a $2.4 million secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR + 1.50%, and stood at 1.75% at June 30, 2012. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $22 thousand and $13 thousand for the six months ended June 30, 2012 and 2011, respectively. The Company's average cash balances during the six months ended June 30, 2012 was $28.7 million and its existing cash balances as of June 30, 2012 was $25.3 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $55 thousand and $66 thousand for the six months ended June 30, 2012 and 2011, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the 30-day period immediately following the 2-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $139 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the six months ended June 30, 2012.
There were no other material changes to our market risk exposure during the six months ended June 30, 2012 and 2011. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2011 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has expanded its Disclosure Committee in order to include additional members. The Disclosure Committee now includes the Company’s CEO, CFO, Controller, Senior Financial Accountant, VP of Investor Relations, Audit Committee members, and external SEC legal counsel for the specific purpose of thoroughly and proactively reviewing all filings made pursuant to Securities Exchange Act of 1934 prior to their submission.

Part II — OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

Item 1: LEGAL PROCEEDINGS
Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants' Motion to Dismiss in the federal action. A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011, in the federal action. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raises various defenses that the CAC fails to state a claim. Plaintiffs filed their Response on February 23, 2012. On March 26, 2012 the Company filed a Reply Memorandum in Further Support of the Motion to Dismiss. The Company believes that the complaints are legally insufficient, and we intend to seek dismissal. The likelihood of an unfavorable outcome for this matter is not estimable.
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

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2012, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

April 1, 2012 to April 30, 2012	—	—	$—	$23,751,000
May 1, 2012 to May 31, 2012	418,700	418,700	$17.92	$15,850,000
June 1, 2012 to June 30, 2012	88,000	88,000	$16.98	$14,355,000
Total	506,700	506,700		$14,355,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. The Company currently has approximately $8.6 million remaining in its share repurchase authorization.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	August 9, 2012	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2012	By:	/s/ Robert F. Kerris
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
10.46
Credit Agreement, dated as of April 26, 2012, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, Citibank N.A. as administrative agent, and Citibank N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders (filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated May 1, 2012.)

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