Form 10-Q
period 2012-09-30
EBIX INC
filed 2012-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2012 the number of shares of common stock outstanding was 37,280,409.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2012	2011	2012	2011
Operating revenue	$53,804	$42,602	$145,347	$124,919
Operating expenses:

Cost of services provided	9,500	8,710	27,686	24,931
Product development	7,102	4,964	17,188	14,385
Sales and marketing	4,346	3,440	12,454	9,553
General and administrative	9,679	5,785	24,700	18,240
Amortization and depreciation	2,469	1,749	6,571	5,617
Total operating expenses	33,096	24,648	88,599	72,726

Operating income	20,708	17,954	56,748	52,193
Interest income	88	100	365	429
Interest expense	(440)	(218)	(1,005)	(592)
Other non-operating income (loss)	414	33	676	(785)
Foreign currency exchange gain (loss)	(536)	(230)	1,759	2,635
Income before income taxes	20,234	17,639	58,543	53,880
Income tax benefit (expense)	(2,162)	(1,103)	(6,719)	168
Net income	$18,072	$16,536	$51,824	$54,048

Basic earnings per common share	$0.49	$0.44	$1.41	$1.41

Diluted earnings per common share	$0.46	$0.41	$1.32	$1.31

Basic weighted average shares outstanding	37,214	37,345	36,859	38,215

Diluted weighted average shares outstanding	39,120	40,449	39,158	41,400
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$18,072	$16,536	$51,824	$54,048
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,196	$(11,323)	$(2,182)	$(6,441)
Total other comprehensive income (loss)	1,196	(11,323)	(2,182)	(6,441)
Comprehensive income	$19,268	$5,213	$49,642	$47,607

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$29,491	$23,696
Short-term investments	1,506	1,505
Trade accounts receivable, less allowances of $1,316 and $1,719, respectively	37,203	31,133
Deferred tax asset, net	1,594	2,981
Other current assets	6,632	4,502
Total current assets	76,426	63,817

Property and equipment, net	10,383	8,834
Goodwill	337,249	259,218
Intangibles, net	51,483	38,386
Indefinite-lived intangibles	30,798	30,453
Deferred tax asset, net	6,011	9,412
Other assets	3,483	1,062
Total assets	$515,833	$411,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,729	$11,129
Accrued payroll and related benefits	4,620	5,034
Short term debt	11,000	6,667
Contingent liability for accrued earn-out acquisition consideration	6,227	7,590
Current portion of long term debt and capital lease obligations, net of discount of $26 and $0, respectively	876	165
Deferred revenue	17,845	16,460
Current deferred rent	258	266
Other current liabilities	106	2,468
Total current liabilities	60,661	49,779

Revolving line of credit	37,840	31,750
Long term debt and capital lease obligations, less current portion, net of discount of $78 and $0, respectively	33,905	8,468
Other liabilities	4,443	3,803
Contingent liability for accrued earn-out acquisition consideration	23,740	—
Put option liability	700	—
Deferred revenue	200	328
Long term deferred rent	1,519	939
Total liabilities	163,008	95,067

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 37,214,128 issued and 37,173,619 outstanding at September 30, 2012 and 36,418,385 issued and 36,377,876 outstanding at December 31, 2011	3,717	3,638
Additional paid-in capital	171,668	179,518
Treasury stock (40,509 shares as of September 30, 2012 and December 31, 2011)	(76)	(76)
Retained earnings	184,222	137,559
Accumulated other comprehensive loss	(6,706)	(4,524)
Total stockholders’ equity	352,825	316,115
Total liabilities and stockholders’ equity	$515,833	$411,182
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements Stockholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2011	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115
Net income	—	—	—	—	—	51,824	—	51,824
Cumulative translation adjustment	—	—	—	—	—	—	(2,182)	(2,182)
Repurchase and retirement of common stock	(787,518)	(79)			(15,071)			(15,150)
Vesting of restricted stock	77,159	6	—	—	(6)	—	—	—
Exercise of stock options	1,209,542	122	—	—	617	—	—	739
Share based compensation	—	—	—	—	1,567	—	—	1,567
Share subscribed for business acquisition	296,560	30	—	—	4,970	—	—	5,000
Tax benefit related to share-based compensation	—	—	—	—	73	—	—	73
Dividends paid	—	—	—	—	—	(5,161)	—	(5,161)
Balance, September 30, 2012	37,214,128	$3,717	(40,509)	$(76)	$171,668	$184,222	$(6,706)	$352,825
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$51,824	$54,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,571	5,617
Benefit for deferred taxes	(605)	(5,940)
Share based compensation	1,567	1,737
Provision for doubtful accounts	416	747
Debt discount amortization on convertible debt	13	21
Unrealized foreign exchange gain on forward contracts	—	909
Unrealized foreign exchange (gain) loss	397	(4,047)
(Gain) loss on put option	(677)	893
Reduction of acquisition earnout accruals	—	(3,048)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,859)	(2,985)
Other assets	(1,715)	422
Accounts payable and accrued expenses	2,758	1,916
Accrued payroll and related benefits	(1,415)	(959)
Deferred revenue	(811)	1,024
Deferred rent	(92)	(188)
Other current liabilities	(2,370)	1,696
Net cash provided by operating activities	54,002	51,863

Cash flows from investing activities:
Acquisition of ADAM, net of cash acquired	—	3,529
Investment in MCN, net of cash acquired	(1,537)	(381)
Acquisition of BSI, net of cash acquired	(992)	—
Acquisition of Taimma, net of cash acquired	(5,003)	—
Acquisition of Fintechnix, net of cash acquired	(4,713)	—
Acquisition of Planetsoft, net of cash acquired	(34,078)	—
Acquisition of TriSystems, net of cash acquired	(9,277)	—
Investment in Curepet, Inc.	(2,000)	—
Investment in ConfirmNet	—	(184)
Maturities of marketable securities	931	7,600
Purchases of marketable securities	(785)	(2,963)
Capital expenditures	(1,468)	(1,863)
Net cash provided by/(used in) investing activities	(58,922)	5,738

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	6,090	(14,750)
Proceeds from term loan	45,000	16,250
Principal payments of term loan obligation	(17,062)	(4,740)
Repurchases of common stock	(15,150)	(56,548)
Settlement on conversion of convertible debt	—	(6,761)
Excess tax benefit from share-based compensation	73	70
Proceeds from the exercise of stock options	739	14
Dividend payments	(5,161)	—
Principal payments of debt obligations	(600)	—
Payments of capital lease obligations	(229)	(253)
Net cash provided by/ (used in) financing activities	13,700	(66,718)
Effect of foreign exchange rates on cash	(2,985)	(327)
Net change in cash and cash equivalents	5,795	(9,444)
Cash and cash equivalents at the beginning of the period	23,696	23,397
Cash and cash equivalents at the end of the period	$29,491	$13,953
Supplemental disclosures of cash flow information:
Interest paid	$929	$579
Income taxes paid	$6,308	$1,757
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

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance and financial industries. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, Japan, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 29.1% and 28.5% of the Company’s total revenue for the nine months ended September 30, 2012 and 2011, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Exchanges	$43,592	$33,021	$116,420	$96,308
Broker Systems	4,537	4,731	13,713	13,397
Business Process Outsourcing (“BPO”)	4,252	3,576	11,713	10,948
Carrier Systems	1,423	1,274	3,501	4,266
Totals	$53,804	$42,602	$145,347	$124,919
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2011 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Fair Value of Financial Instrument—The Company follows the relevant GAAP guidance concerning fair value measurements which provides a consistent framework to define, measure, and disclose the fair value of assets and liabilities in financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

•	Level 1 Inputs - Unadjusted quoted prices available in active markets for identical investments to the reporting entity at the measurement date

•
Level 2 Inputs - Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 Inputs - Unobservable inputs, which are used to the extent that observable inputs are not available, and used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

     A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

As of September 30, 2012 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Common share-based put option for which the fair value was measured as Level 2 instrument.

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

•
Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at September 30, 2012 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citibank. The estimated fair value of such instruments at September 30, 2012 approximates their carrying value as reported on the unaudited consolidated balance sheet. The fair values of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,506	$1,506	$—	$—
Total assets measured at fair value	$1,506	$1,506	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$700	$—	$700	$—
Foreign exchange contracts (b)	$—	$—	$—	$—
Contingent accrued earn-out acquisition consideration (c)	$29,967	$—	$—	$29,967
Total liabilities measured at fair value	$30,667	$—	$700	$29,967

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

(b) The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates. As of September 30, 2012 all the Company's derivative instruments in the form of foreign currency hedge instruments had been settled.

(c) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2012 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ending September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2012	$7,590

Total remeasurement adjustments:
(Gains) or losses included in earnings **	—
(Gains) or losses recorded against goodwill	—
Foreign currency translation adjustments ***	231

Acquisitions and settlements
Business acquisitions	24,192
Settlements	(2,046)

Ending balance at September 30, 2012	$29,967

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (USIX, HealthConnect, Taimma, Planetsoft, Fintechnix, and TriSystems acquisitions)	$29,967	Discounted cash flow	Annualized revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are annualized revenue forecasts developed by the Company's management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $28.1 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $9.1 million of unbilled receivables. Approximately $7.7 million of deferred revenue is included in accounts receivable at September 30, 2012. Bad debt expense incurred during the three and nine month periods ended September 30, 2012 was approximately $100 thousand and $416 thousand, respectively and $410 thousand and $747 thousand for the three and nine month periods ended September 30, 2011, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2011 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

(In thousands)
Beginning Balance (December 31, 2011)	$259,218
Additions, net (see Note 3)	77,468
Foreign currency translation adjustments	563
Ending Balance (September 30, 2012)	$337,249
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-15
Developed technology	3–20
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$55,744	$40,289
Developed technology	13,565	11,640
Trademarks	2,188	2,188
Non-compete agreements	418	418
Backlog	140	140
Database	211	207
Total intangibles	72,266	54,882
Accumulated amortization	(20,783)	(16,496)
Finite-lived intangibles, net	$51,483	$38,386

Indefinite-lived intangibles:
Customer/territorial relationships	$30,798	$30,453
Amortization expense recognized in connection with acquired intangible assets was $1.7 million and $4.3 million for the three and nine months ended September 30, 2012 and $1.2 million and $3.6 million for the three and nine months ended September 30, 2011, respectively.

Foreign Currency Translation-Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, including its recent acquisition of PlanetSoft, and the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. Management believes that the acquisition of PlanetSoft in combination with the other four business acquisitions completed during the current year and the cumulative effect of business acquisitions made over the last few years which in turn has necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency. Had the change in the functional currency designation for our India and Singapore subsidiaries not been made, the Company would have incurred and recognized approximately $1.25 million of foreign currency exchange losses for the three months ended September 30, 2012. Furthermore, a portion of monetary assets and liabilities for these two foreign subsidiaries that are denominated in foreign currencies are re-measured into U.S. dollars at the exchange rates in effect at each reporting date. These corresponding re-measurement gains and losses are included as a component of foreign currency exchange gains and losses in the accompanying Condensed Consolidated Statements of Income and amounted to a $422 thousand loss for the three months ended September 30, 2012.
The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.
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

In September 2011, the FASB issued technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period had not yet been issued. The Company elected to adopt this technical guidance early and accordingly applied it to the 2011 annual impairment evaluation of goodwill.

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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$18,072	$16,536	$51,824	$54,048
Basic Weighted Average Shares Outstanding	37,214	37,345	36,859	38,215
Dilutive effect of stock options and restricted stock awards	1,906	3,104	2,299	3,185
Diluted weighted average shares outstanding	39,120	40,449	39,158	41,400
Basic earnings per common share	$0.49	$0.44	$1.41	$1.41
Diluted earnings per common share	$0.46	$0.41	$1.32	$1.31

Note 3: Business Combinations
    The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the nine months ended September 30, 2012 the Company executed and completed five business acquisitions including PlanetSoft, Inc. which is discussed further below; the other acquisitions were not material individually or in the aggregate. The valuation and purchase price allocation for these other individually immaterial business acquisitions, including the valuation of contingent future earnout consideration based on revenue levels, is preliminary as of September 30, 2012. In the fourth quarter the Company will finalize the valuations of these business acquisitions and the related future contingent consideration, and may adjust the amounts recorded as of September 30, 2012 to reflect any revised evaluations of the assets acquired or liabilities assumed.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Condensed Consolidated Balance Sheet. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2012, the total of these contingent liabilities was $30.0 million, of which $23.7 million is reported in long-term liabilities, and $6.2 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2011 the total of these contingent liabilities was $7.6 million which were included in current liabilities in the Company's Consolidated Balance Sheet.
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
During the nine months ended September 30, 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of directly related internal operating costs incurred by the Company and a portion of the fee that was paid to our investment banker).
Effective June 1, 2012 Ebix closed the merger of California based PlanetSoft, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft.

The initial fair value of this put option liability was determined to be $1.4 million. This put option is described in more detail in Note 7. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management. Due to the fact that PlanetSoft's sales, marketing, and operating functions were immediately integrated into Ebix's operations it is impractical to separately track and disclose specific earnings from this business combination after its acquisition date. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $49.4 million of goodwill, $11.1 million of intangible assets pertaining to customer relationships, and $540 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has tentatively determined that the approximate fair value of this contingent consideration liability is to be $16.3 million.

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. In addition Ebix paid approximately $944 thousand in cash for then unexercised ADAM stock options. ADAM was a leading provider of health information and benefits technology solutions in the United States. $16.9 million of ADAM's operating revenues recognized since February 7, 2011 were included in the Company's revenues reported in its condensed and consolidated statement of income for the nine months ended September 30, 2011. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the nine months ended September 30, 2012 is $18.0 million of ADAM's operating revenue. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange division. The Company accounted for this acquisition by recording $60.1 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks.

The aggregated unaudited pro forma financial information pertaining to the all of the Company's acquisitions made during 2011 and 2012 through September 30, 2012, including the acquisitions of PlanetSoft and ADAM as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2012 pro forma financial information below includes three and nine months of pro forma results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the nine months ended September 30, 2012, only includes four months of actual financial results of PlanetSoft since the effective date of its acquisition on June 1, 2012. Similarly, the 2011 pro forma financial information below includes three and nine months of pro forma results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the nine months ended September 30, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011, and no revenues from PlanetSoft.

	Three Months Ending September 30, 2012		Three Months Ending September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$53,804	$54,197	$42,602	$52,360
Net Income	$18,072	$18,038	$16,536	$16,513
Basic EPS	$0.49	$0.48	$0.44	$0.44
Diluted EPS	$0.46	$0.46	$0.41	$0.41

In the above table, the unaudited pro forma revenue for the three months ended September 30, 2012 increased by $1.8 million from the unaudited pro forma revenue during the same period in 2011 of $52.4 million to $54.2 million , representing an 3.5% increase. Correspondingly, the reported revenue for the three months ended September 30, 2012 increased by $11.2 million or 26.3% from the reported revenue during the same period in 2011.

	Nine Months Ending September 30, 2012		Nine Months Ending September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$145,347	$158,336	$124,919	$156,259
Net Income	$51,824	$51,242	$54,048	$54,389
Basic EPS	$1.41	$1.38	$1.41	$1.39
Diluted EPS	$1.32	$1.30	$1.31	$1.29

In the above table, the unaudited pro forma revenue for the nine months ended September 30, 2012 increased by $2.1 million from the unaudited pro forma revenue during the same period in 2011 of $156.3 million to $158.3 million , representing an 1.3% increase. Correspondingly, the reported revenue for the nine months ended September 30, 2012 increased by $20.4 million or 16.4% from the reported revenue during the same period in 2011.
Note 4: Debt with Commercial Bank

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.74%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date of this payoff, BOA's commitment to extend further credit to the Company terminated.
At September 30, 2012, the outstanding balance on the revolving line of credit was $37.8 million and the facility carried an interest rate of 1.74%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine month period ending September 30, 2012, the average and maximum outstanding balances on the revolving line of credit were $30.6 million and $37.8 million, respectively.
    At September 30, 2012, the outstanding balance on the term loan was $42.9 million of which $11 million is due within the next twelve months. This term loan also carried an interest rate of 1.74%. During the nine months ended September 30, 2012, $2.1 million of scheduled payments were against the existing term loan with Citibank and $1.7 million of scheduled payments were made against the term loan previously with BOA. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim.  On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. The parties will now move into the discovery phase of the litigation. In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276.  The derivative action was stayed pending resolution of the Defendants' Motion to Dismiss in the federal action.  Pursuant to a Stipulation and Order entered on November 2, 2012, the Plaintiff will file an amended complaint in the derivative action no later than January 14, 2013, which the Defendants will answer within forty-five (45) days. Thereafter, the derivative action will be stayed pending the conclusion of expert discovery in the federal action. The Company denies any liability and intends to defend the federal and derivative actions vigorously.  The likelihood of an unfavorable outcome for this matter is not estimable.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2018, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2012 and 2011. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2012 and 2011 was $4.2 million and $3.4 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2012, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $334 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2013, is $3.0 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits  of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday which will continue through 2015; and as such the income generated by our India operations, other than passive interest  income, is not taxed. After the tax holiday expires in 2015 the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate.
The Company recognized income tax expense of $6.7 million for the nine months ended September 30, 2012. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The calculated estimated annual effective tax rate used by the Company to determine the interim income tax provision for the third quarter of 2012 was 10.35% as compared to 8.94% for the same period in 2011. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.
At September 30, 2012, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $53.5 million which are available to offset future federal and certain state income taxes. Approximately $35.9 million of these remaining NOL carry-forwards were obtained as a result of the recent acquisition of ADAM in February 2011. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of September 30, 2012 the Company’s Condensed Consolidated Balance Sheet includes a liability of $4.4 million for unrecognized tax benefits which is included in other long-term liabilities. During the nine months ended September 30, 2012 there were $1.2 million changes to this liability. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2012	$3,180
Additions for tax positions related to current year	$1,118
Additions for tax positions of prior years	$93
Reductions for tax position of prior years	$—
Balance at September 30, 2012	$4,391
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of September 30, 2012 approximately $847 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
Based on its current knowledge and the probability assessment of potential outcomes, the Company believes that recorded tax reserves, as determined in accordance with the requisite income tax guidance, are adequate.

Note 7: Derivative Instruments
The Company periodically uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of September 30, 2012, all of the Company's pre-existing foreign currency hedge contracts have matured. The inputs that were used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.
The intended purpose of these hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency had been the Indian rupee until it was changed to the U.S. dollar effective July 1, 2012. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was $1.2 million and $(1.1) million for the nine months ended September 30, 2012 and 2011, respectively. These gains are in addition to the consolidated foreign exchange gains equivalent to $729 thousand and $3.7 million recorded during the nine months ended September 30, 2012 and 2011, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At September 30, 2012 the fair value of the put option liability was re-measured and was determined to have decreased $677 thousand during the nine month period then ended with this amount reflected as a gain included other non-operating income in the accompanying Condensed Consolidated Statement of Income. As of September 30, 2012, the aggregate fair value of this derivative instrument, which is included as in current liabilities in the Condensed Consolidated Balance Sheet, was $700 thousand. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
Nine Months Ended September 30, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$103,086	$4,207	$6,266	$27,039	$2,165	$1,624	$147	$813	$145,347
Long-lived assets	$320,124	$9,290	$12,908	$1,542	$71,180	$245	$10,422	$13,696	$439,407
Nine Months Ended September 30, 2011

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Total
External Revenues	$89,307	$648	$7,147	$24,153	$2,145	$1,519	$—	$124,919
Long-lived assets	$247,174	$—	$18,599	$1,292	$52,549	$186	$6,824	$326,624

Note 9: Minority Business Investment

During the three months ending June 30, 2012, Ebix acquired a strategic 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet's insurance exchange connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during the three and nine month period ending September 30, 2012 the Company recognized $535 thousand and $887 thousand of revenue from CurePet, and as of September 30, 2012 there were no outstanding balances due from CurePet in the Company's reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for the nine months ended September 30, 2012, there have been no revenue sharing earned or accrued.

Note 10: Subsequent Events

On November 7, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 50% to 7.5 cents per outstanding share of the Company's common stock. This same 7.5 cent quarterly dividend per share will be paid in February 2013.

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

•
With respect to Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations, and our ability to accurately estimate the fair value of tangible and intangible assets;

•
With respect this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three and nine month revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.
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

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale and scope in providing insurance services in a competitive environment. The insurance markets have particularly experienced a steady increase in the desire to reduce paper-based processes and improve efficiency both at the back-end side and consumer end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of insurance and financial service organizations. We intend to expand both organically and through strategic business acquisitions.
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices. The Company has operations across the United States with offices in Walnut Creek, San Diego, Pasadena, Fresno, Santa Barbara and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon and Lynchburg, Virginia; Dallas and Houston, Texas; Norwalk, Connecticut; and Columbus, Ohio, as well as an additional operating facility in Atlanta, Georgia. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
Results of Operations — Three Months Ended September 30, 2012 and 2011
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Exchanges	$43,592	$33,021	$116,420	$96,308
Broker Systems	4,537	4,731	13,713	13,397
Business Process Outsourcing (“BPO”)	4,252	3,576	11,713	10,948
Carrier Systems	1,423	1,274	3,501	4,266
Totals	$53,804	$42,602	$145,347	$124,919

During the three months ended September 30, 2012 our total operating revenues increased $11.2 million or 26%, to $53.8 million as compared to $42.6 million during the third quarter of 2011. This increase is the result of growth in our Exchange channel and recent business acquisitions. $6.3 million of operating revenue pertaining to ADAM, acquired on February 7, 2011, were included in the Company's revenues reported in its condensed and consolidated statement of income for the three months ended September 30, 2011. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the three months ended September 30, 2012 is $5.7 million of ADAM's operating revenue. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions. With respect to the business acquisitions completed during fiscal year 2011 through the third fiscal quarter of 2012 on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations” to the condensed consolidated financial statements, combined revenues increased 3.5% for the three month period ending September 30, 2012 as compared to the same three month in 2011, whereas there was a 26.3% increase in reported revenues for the same comparative periods. The 3.5% increase in pro forma revenue is associated with a 4.9% increase in the revenues for three month period ending September 30, 2012 versus 2011 pertaining to the businesses acquired within these periods (i.e. ADAM, HealthConnect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems) which includes increases in revenues for these businesses that was generated since Ebix acquired them as facilitated by product cross selling initiatives with the Company's pre-existing divisions and customer base, partially offset by a 1.4% decrease in revenues associated with Ebix's legacy operations preceding these business acquisitions. The cause for the difference between the 26.3% increase in reported revenue for the three month period ending September 30, 2012 as compared to the same period in 2011, versus the 3.5% increase in pro forma revenue for the three month ending September 30, 2012 as compared to the same period in 2011 is due to the effect of combining the additional revenue derived from those businesses acquired during these periods with the Company's pre-existing operations. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the three months ended September 30, 2012 and 2011 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(0.7) million and $1.5 million, respectfully.
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $790 thousand or 9%, from $8.7 million in the third quarter of 2011 to $9.5 million in the third quarter of 2012. This increase is due to additional personnel costs and professional service expenses in support of expanded revenue streams associated with recent business acquisitions completed during 2012 and 2011.
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in both the domestic and international insurance and financial service industries. Product development expenses increased $2.1 million or 43% from $5.0 million during the third quarter of 2011 to $7.1 million during the third quarter of 2012. This increase is attributable to additional personnel and staffing costs associated with increased software and system development activities in our India operating unit in support of our Exchange channel and recent business acquisitions.
Sales and Marketing Expenses
Sales and marketing expenses increased $906 thousand or 26%, from $3.4 million in the third quarter of 2011 to $4.3 million in the third quarter of 2012. This increase is attributable to personnel and staffing costs associated with additional sales personnel added in support of our Exchange channel.
General and Administrative Expenses
General and administrative expenses increased by $3.9 million or 67% from $5.8 million in the third quarter of 2011 to $9.7 million in the third quarter of 2012. This increase is partially due to the fact that in Q3 of 2011 the Company recognized a $1.2 million net reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2009 and 2010. Also contributing to the increase of general and administrative expenses were $1.4 million of additional personnel related costs associated with recent business acquisitions made over the last twelve months, $0.3 million increase in legal fees, and a $0.3 million increase in insurance costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $720 thousand or 41%, from $1.7 million in the third quarter of 2011 to $2.5 million in the third quarter of 2012. This increase due to $545 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with recent business combinations completed over the last twelve months, and $204 thousand of additional depreciation expense associated with capital expenditures made to expand our operations and facilities.
Interest Expense
Interest expense increased $222 thousand or 102%, from $218 thousand in the third quarter of 2011 to $440 thousand in the third quarter of 2012. Interest expense increased due to the fact that the outstanding balance on the Company's revolving credit facility increased from $10.2 million at September 30, 2011 to $37.8 million at September 30, 2012.
Other Non-Operating Income
Other non-operating income for the three months ended September 30, 2012 in the amount of $414 thousand pertains to the gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Income Taxes
The Company recognized income tax expense of $2.2 million for the three months ended September 30, 2012, as compared to $1.1 million for third quarter of 2011. Comparatively the income tax expense increased from a year earlier due to an increase in the effective tax rate, the provision recorded this quarter to increase our reserves for unrecognized tax benefits, and the fact that during the third quarter of 2011 the Company recorded a tax benefit in the amount of $403 thousand as a result of recognizing enhanced research and development tax deductions applicable to our Singapore operations retroactive back to the year 2010. The Company's effective tax rate used in the determination of its interim period tax provision for the quarter was 10.35% as compared to the 8.94% effective tax rate for the same period a year earlier. The effective rate increased due to a greater proportion of our taxable income being generated from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rate for the full current year, after eliminating discrete items uniquely related to the respective interim reporting period. During the third quarter the Company recognized a discrete income tax expense in the amount of $634 thousand with respect to an increase to our liability reserves for unrecognized tax benefits.
Results of Operations - Nine Months Ended September 30, 2012 and 2011

Operating Revenue

During the nine months ended September 30, 2012 our total operating revenues increased $20.4 million or 16%, to $145.3 million as compared to $124.9 million during the same period in 2011. This increase is the result of growth in our Exchange channel primarily due to recent business acquisitions. $16.9 million of operating revenue pertaining to ADAM, acquired on February 7, 2011, were included in the Company's revenues reported in its condensed and consolidated statement of income for the nine months ended September 30, 2011. Correspondingly included in the Company's revenues as reported in its condensed and consolidated statement of income for the nine months ended September 30, 2012 is $18.0 million of ADAM's operating revenue. With respect to the business acquisitions completed during fiscal year 2011 through the third fiscal quarter of 2012 on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations” to the condensed consolidated financial statements, combined revenues increased 1.3% for the nine month period through the third fiscal quarter of 2012 as compared to the nine month period through the third fiscal quarter of 2011, whereas there was a 16.4% increase in reported revenues for the same comparative periods. The 1.3% increase in pro forma revenue is associated with a 2.4% increase in the revenues for nine month period through the third quarter 2012 versus 2011 pertaining to the businesses acquired during these periods (i.e. ADAM, HealthConnect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems) which includes increases in revenues for these businesses that was generated since Ebix acquired them as facilitated by product cross selling initiatives with the Company's pre-existing divisions and customer base, partially offset by a 1.1% decrease in revenues associated with Ebix's legacy operations preceding these business acquisitions. The cause for the difference between the 16.4% increase in reported revenue for the nine month period through the third quarter 2012 revenue as compared to the same period in 2011, versus the 1.3% increase in pro forma revenue for the nine month period through the third quarter of 2012 as compared to the same period in 2011 is due to the effect of combining the additional revenue derived from those businesses acquired during these periods with the Company's pre-existing operations. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the nine months ended September 30, 2012 and 2011 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(1.3) million and $4.3 million, respectfully.

Costs of Services Provided

Costs of services provided, increased $2.8 million or 11% during the nine months ended September 30, 2012 to $27.7 million as compared to $24.9 million incurred during the same period in 2011. This increase is due to additional personnel costs and professional services expenses in support of our increased revenue streams from the growth in our Exchange channel and from recent business acquisitions completed during last twelve months.

Product Development Expenses

Product development expenses increased $2.8 million or 19% during the nine months ended September 30, 2012 to $17.2 million as compared to $14.4 million of costs incurred during the same period in 2011. This increase is attributable to additional personnel and staffing costs associated with increased software and system development activities in our India operating unit in support of our Exchange channel and recent business acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.9 million or 30% during the nine months ended September 30, 2012 to $12.5 million as compared to $9.6 million recognized during the same period in 2011. This increase is attributable to additional personnel, advertising, and trade show costs in support of our Exchange channel and recent business acquisitions.

General and Administrative Expenses

General and administrative ("G&A") expenses increased $6.5 million or 35% for the nine months ended September 30, 2012 to $24.7 million from $18.2 million for same period in 2011. Included in G&A costs for the current nine month interim period is the net benefit in the approximate amount of $971 thousand related to a termination fee received by the Company in connection with a failed business acquisition (net of directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker). Offsetting this benefit is a $3.2 million adverse year over year variance caused by the fact that in second and third quarters of 2011 the Company recognized a reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010/2009, and $2.8 million of additional personnel related costs associated with recent business acquisitions made over the last nine months.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased by $954 thousand or 17% during the nine months ended September 30, 2012 to $6.6 million as compared to $5.6 million recorded during the same period in 2011. This increase is due to $672 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with recent business combinations completed over the last twelve months, and $282 thousand of additional depreciation expense associated with capital expenditures made to expand our operations and facilities.
Interest Expense
Interest expense increased $413 thousand or 70%, from $592 thousand during the nine months ended September 30, 2011 to $1.0 million for the nine months ended September 30, 2012. Interest expense increased due to the fact that the average outstanding balance on the Company's revolving credit facility increased from $19.5 million for the prior year nine-month period in 2011 as compared to the $30.6 million for the current nine month period in 2012.
Other Non-Operating Income
    Other non-operating income for the nine months ended September 30, 2012 in the amount of $676 thousand pertains to the cumulative gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, whom received shares of Ebix common stock as part of the acquisition consideration paid by the Company.

Income Taxes
The Company recognized income tax expense in the amount of $6.7 million for the nine months ended September 30, 2012 as compared to a net tax benefit in the amount of $168 thousand recognized for the nine months ending September 30, 2011. Compared to the same nine month period from a year earlier income tax expense increased due to an increase in the effective tax rate, the provisions recorded this year to increase our reserves for unrecognized tax benefits, the fact that in the third quarter of 2011 the Company recognized a net tax benefit in the amount of $4.6 million in connection with the release of the remaining valuation allowances that had been held against deferred tax assets associated with tax net operating losses carry forwards obtained from prior business acquisition, and during the third quarter of 2011 the Company recorded a tax benefit in the amount of $403 thousand as a result of recognizing enhanced research and development tax deductions applicable to our Singapore operations retroactive back to the year 2010. The Company's effective tax rate used in the determination of the interim period tax provision for the nine months ending September 30, 2012 was 10.35% as compared to the 8.94% effective tax rate for the same period a year earlier. The effective rate increased due to a greater proportion of our taxable income being generated from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rate for the full current year, after eliminating discrete items uniquely related to the respective interim reporting period. During the nine months ended September 30, 2012 the Company recognized total discrete income tax expense in the amount of $1.2 million with respect to an increase in our liability reserves for unrecognized tax benefits.
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

In the 4th quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share. This same quarterly dividend per share was paid again in February 2012. The dividend rate was increased to $0.05 effective with the dividend payment made in May 2012, and the same dividend payment was made in August 2012 and will again be made in November 2012. On November 7, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 50% to 7.5 cents per outstanding share of the Company's common stock to be paid in February 2013 and is expected to continue on a quarterly basis thereafter. The Company intends to use a portion of its operating cash flows to continue issuing similar quarterly dividends to its shareholders in the foreseeable future, while remaining dedicated to using most of its cash to generate improvement in future earnings by funding organic growth initiatives and accretive business acquisitions.
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances, access to our credit facilities, and access to the capital markets, if required and available, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs, cash flows, and the condition of the capital markets in general, as to the availability of debt and equity financing, are subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities.
We continue to strategically evaluate our ability to issue additional equity or debt securities, to expand existing or obtain new credit facilities from lenders in order to strengthen our financial position. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions and repurchases of our common stock.
Our cash and cash equivalents were $29.5 million and $23.7 million at September 30, 2012 and December 31, 2011, respectively. Our cash and cash equivalents balance has increased by $5.8 million since year end 2011, as a result of both cash generated by our ongoing operating activities and funds provided by our new financing facility with Citi Bank. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 5, 2012 is presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$14,009	$2,609	$1,603	$6,673	$1,579	$1,655	$1,316	$1,936	$15	$31,395
Our current ratio decreased modestly to 1.26 at September 30, 2012 from 1.28 at December 31, 2011 although our working capital position increased to $15.8 million at September 30, 2012 from $14.0 million at the end of the 2011. The Company's accounts receivable DSO stood at 61 days at September 30, 2012 and reflects a continuing favorable trend being down 3 days from December 31, 2011 and 6 days from the third quarter of 2011. We continue to believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the nine months ended September 30, 2012 the Company executed and completed five business acquisitions including PlanetSoft, Inc. which is discussed further below; the other acquisitions were not material individually or in the aggregate.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2012, the total of these contingent liabilities was $30.0 million, of which $23.7 million is reported in long-term liabilities, and $6.2 million is included current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2011 the total of these contingent liabilities was $7.6 million which were included accounts payable and accrued liabilities in the Company's Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $54.0 million for the nine months ended September 30, 2012. The primary components of the cash provided by operations during this nine months interim period consisted of net income of $51.8 million, net of $(280) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $6.6 million of depreciation and amortization, $(5.7) million of working capital requirements primarily associated with increased accounts outstanding trade accounts receivable and reductions to trade payables and accrued liabilities, and $1.6 million of non-cash share-based compensation.
Net cash provided by our operating activities was $22.1 million for the three-month period ended September 30, 2011. The primary components of the cash provided by operations during that nine month period consisted of net income of $54.0 million, net of $(2.2) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $5.6 million of depreciation and amortization, $(7.2) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and increased receivables from customers, and $1.7 million of non-cash share-based compensation.
Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2012 was $58.9 million, of which $54.1 million in the aggregate was used to complete business acquisitions closed during the year, $2.0 million was used for the investment in CurePet, $1.5 million was used in payment of an earnout obligation in connection with our 2010 acquisition of MCN in Brazil, $1.5 million was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations. Partially offsetting these investment cash outflows was $146 thousand of net cash in-flow from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.
Net cash provided from investing activities during the nine months ended September 30, 2011 totaled $5.7 million which consisted of $4.6 million from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, and $3.5 million of net cash obtained in connection with the acquisition of ADAM in February 2011. Partially offsetting these investing cash inflows were $1.9 million used for capital expenditures and $577 thousand used to settle earn out obligations in connection with a prior business acquisition.

Financing Activities
During the nine months ended September 30, 2012 net cash provided by financing activities was $13.7 million which consisted of $27.9 million provided from the Company's term loan with Citibank (net of the repayment of the remaining balance from the then pre-existing term loan with BOA), $6.1 million provided from our commercial bank revolving credit facility with Citibank (net of repayments), and $739 thousand of proceeds from the exercise of common stock options. Partially offsetting these aggregate cash proceeds was $15.2 million used to repurchase shares of our common stock, $5.2 million used to pay quarterly dividends to our common stockholders, and $829 thousand used to make principal payments on long-term debt and capital lease obligations.

During the nine months ended September 30, 2011 net cash used in financing activities was $66.8 million. This net financing cash outflow consisted of $56.5 million used to complete open market repurchases of our common stock, $14.8 million was used to reduce the balance of our commercial bank revolving credit facility, $4.7 million used to make scheduled principal payments on our term loan facility, $6.8 million used to fully settle convertible debt obligations, and $253 thousand was used towards principal repayments on existing capital lease obligations, all being partially offset by $16.3 million of proceeds from our expanded commercial banking financing facility, net of repayments.
Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.74%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is and will be used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the related Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.1 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA's commitment to extend further credit to the Company terminated.
At September 30, 2012, the outstanding balance on the Company's revolving line of credit with Citibank was $37.8 million and the facility carried an interest rate of 1.74%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. Regarding the Company's revolving line of credit during the nine months ended September 30, 2012, the average outstanding balance was $30.6 million and the maximum outstanding balance was $37.8 million.
At September 30, 2012, the outstanding balance on the Company's term loan with Citibank was $42.9 million of which $11.0 million is due within the next twelve months. This term loan also carried an interest rate of 1.74%. During the nine months ended September 30, 2012, $2.1 million of scheduled payments were against the existing term loan with Citibank, and $1.7 million of scheduled payments were made against the term loan previously with BOA. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of September 30, 2012. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$37,840	$—	$37,840	$—	$—
Long-term debt	$45,338	$11,600	$33,738	$—	$—
Operating leases	$16,105	$5,045	$6,007	$3,071	$1,982
Capital leases	$640	$333	$307	$—	$—
Total	$99,923	$16,978	$77,892	$3,071	$1,982

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the condensed consolidated financial statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2011 Form 10-K.
Application of Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Condensed Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
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
In accordance with FASB and Securities and Exchange Commission Staff Accounting (the “SEC”) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company generally uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.

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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2011 we had no impairment of our reporting unit goodwill balances.

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
Foreign Currency Matters
Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar respectively. As a result of the Company's rapid growth, including its recent acquisition of PlanetSoft, and the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. Management believes that the acquisition of PlanetSoft in combination with the other four business acquisitions completed during the current year and the cumulative effect of business acquisitions made over the last few years which in turn has necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency. Had the change in the functional currency designation for our India and Singapore subsidiaries not been made, the Company would have incurred and recognized approximately $1.25 million of foreign currency exchange losses for the three months ended September 30, 2012. Furthermore, a portion of the monetary assets and liabilities for these two foreign subsidiaries that are denominated in foreign currencies are re-measured into U.S. dollars at the exchange rates in effect at each reporting date. These corresponding re-measurement gains and losses are included as a component of foreign currency exchange gains and losses in the accompanying Condensed Consolidated Statements of Income and amounted to a $422 thousand loss for the three months ended September 30, 2012.
The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2012 and 2011 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, were unrealized gains (losses) of $(2.2) million and $(6.4) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.3 million and $4.0 million for the nine months ended September 30, 2012 and 2011, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2012 the Company had $83.2 million of outstanding debt obligations which consisted of a $37.8 million balance on our commercial banking revolving line of credit, a $42.9 million secured term loan, and a $2.4 million secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR + 1.50%, and stood at 1.74% at September 30, 2012. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $39 thousand and $20 thousand for the nine months ended September 30, 2012 and 2011, respectively. The Company's average cash balances during the nine months ended September 30, 2012 was $28.9 million and its existing cash balances as of September 30, 2012 was $29.5 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $73 thousand and $86 thousand for the nine months ended September 30, 2012 and

2011, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the 30-day period immediately following the 2-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $127 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the nine months ended September 30, 2012.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2012 and 2011. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2011 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2012 the Company expanded its Disclosure Committee to include additional members. The Disclosure Committee now includes the Company’s CEO, CFO, Controller, Senior Financial Accountant, VP of Investor Relations, Audit Committee members, and external SEC legal counsel for the specific purpose of facilitating a thorough and proactive review of all of the Company's filings made pursuant to Securities Exchange Act of 1934 prior to their submission.

Part II — OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

Item 1: LEGAL PROCEEDINGS

Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim.  On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. The parties will now move into the discovery phase of the litigation. In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276.  The derivative action was stayed pending resolution of the Defendants' Motion to Dismiss in the federal action.  Pursuant to a Stipulation and Order entered on November 2, 2012, the Plaintiff will file an amended complaint in the derivative action no later than January 14, 2013, which the Defendants will answer within forty-five (45) days. Thereafter, the derivative action will be stayed pending the conclusion of expert discovery in the federal action. The Company denies any liability and intends to defend the federal and derivative actions vigorously.  The likelihood of an unfavorable outcome for this matter is not estimable.
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

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2012, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

July 1, 2012 to July 31, 2012	280,818	280,818	$20.49	$8,601,000
August 1, 2012 to August 31, 2012	—	—	$—	$8,601,000
September 1, 2012 to September 30, 2012	—	—	$—	$8,601,000
Total	280,818	280,818		$8,601,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

Ebix, Inc.
Date:	November 9, 2012	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ Robert F. Kerris
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