Form 10-K/A
period 2011-12-31
EBIX INC
filed 2012-11-15
CIK 814549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Explanatory Note

The purpose of this second amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012, as first amended on July 6, 2012, is only to supplement certain disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations (as detailed below). This amendment should be read in conjunction with the Company’s full 2011 Annual Report on Form 10-K. A brief summary of the additional disclosure provided in this second amended filing is as follows:

•

Part II Item 7 “Management’s Discussion and Analysis” – In the Key Performance Indicators table an inadvertent previous editing oversight has now been addressed whereby the cash provided from operating activities for the fiscal year ending December 31, 2010 is now properly shown as $52,779 thousand.

•

Part II Item 7 “Management’s Discussion and Analysis” – The analysis of operating revenues has been expanded to include a discussion of the factors causing the changes in 2011 versus 2012 year over year pro forma revenues from business acquisitions, and the reasons for differences between the relative changes in period to period pro forma operating revenue, and period to period reported revenue.

EBIX, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K-A

Page
Reference
PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART IV

Signatures	20

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

OVERVIEW

Ebix, Inc. is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. Approximately 80% of the Company’s revenues are of a recurring nature. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. During the year 2011 combined subscription-based and transaction-based revenues grew to 83% of the Company’s total revenues, as compared to 74% in the year 2010, and in particular subscription-based revenues grew to 65% of total revenue in 2011 versus 56% in 2010. Our goal is to be the leading powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.

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

During the twelve months ended December 31, 2011 our total revenue increased $36.8 million or 28%, to $169.0 million compared to $132.2 million in 2010. The increase in revenues is primarily the result of revenue from the acquisition of ADAM since February 2011, revenue from business acquisitions made during 2010, and continued growth achieved in our Exchange channel. $23.1 million of ADAM’s operating revenues recognized since February 7, 2011 are included in the Company’s revenues reported in its consolidated statement of income for the year ended December 31, 2011. The Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2011 and 2010 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed consolidated financial statements, combined revenues increased 2.8% for the year 2011 versus full year 2010, whereas there was a 27.8% increase in reported revenues for the same comparative periods. The 2.8% increase in pro forma revenues was associated with a 0.7% decrease in full year 2011 versus 2010 revenues pertaining to the businesses acquired during the years 2010 and 2011(i.e. ADAM, HealthConnect, MCN, Trades Monitor, Connective Technologies, USIX, and E-Trek), offset by a 3.5% increase in revenues associated with Ebix’s legacy operations preceding these business acquisitions. The cause for the difference between the 27.8% increase in reported 2011 revenue versus 2010 revenue, as compared to the 2.8% increase in 2011 pro forma versus 2010 pro forma revenue is due to the effect of combining the revenue derived from those businesses acquired during years 2010 and 2011 with the Company’s pre-existing operations. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During each of the years 2011, 2010, and 2009 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $4.2 million, $4.6 million, and $(1.9) million, respectfully. The specific components of our revenue and the changes experienced during the past year are discussed further below.

Exchange division revenues increased $36.4 million or 39% due to net increases of approximately $5.0 million in the life and annuity sector, $7.2 million in the property and casualty insurance sector, $22.0 million in the health services sector, and $2.4 million from the customer relationship insurance “CRM” services sector and $(218) thousand from the risk management & workers compensation sector .

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

Income Taxes

The Company recognized a net tax expense of $2.1 million for the year ended December 31, 2011. The Company’s tax provision for the year, before the effect of discrete items, was an expense of $6.9 million and reflects an effective tax rate 9.5% as compared to the 4.8% effective tax rate for the same period a year earlier. The effective rate increased primarily due to an increased proportion of our taxable income having been generated in jurisdictions with higher tax rates. Included in the discrete items recognized during the year ended December 31, 2011 were the releases of the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units, available prudent and feasible tax planning strategies, and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $6.6 million. Also included in recognized discrete items was a $1.9 million income tax expense pertaining to charges associated with windfall gains realized from tax deductions in connection with exercised stock options and vested restricted stock grants, and a $233 thousand income tax benefit from certain enhanced research and development tax deductions realized in our foreign operations. Facilitating our relatively low consolidated world-wide effective tax rate is the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2011 was as follows:

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

Income Taxes

The Company’s income tax provision, exclusive of discrete items, for the year ended December 31, 2010, was an expense of $2.9 million which was reflective of an 4.8% effective tax rate. Included in the discrete items recognized during the 2010 were was the benefit recognized from the $2.3 million release of the remaining valuation allowance that had been held against certain cumulative net operating loss (“NOL”) carryforwards in the United States. This valuation allowance was released at that time as management believed that the uncertainties that had existed regarding the performance of our health benefits exchange operating segment in connection with the potential adverse impacts associated with the than pending health care legislation were no longer relevant. Net of discrete items income tax expense was $635 thousand for the year 2010, which was $375 thousand, or 37%, lower than the $1.0 million income tax expense recognized in 2009, and during which year the Company had a 2.5% effective tax rate. Also facilitating the relatively low consolidated world-wide effective tax rate are the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions.

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

Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed current income tax expense but will not adversely impact the Company’s liquidity position. Specifically our operations in India benefit from a tax holiday which will continue through 2015; as such the Company’s local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. During the year 2011 this tax holiday had the effect of reducing tax expense by $11.1 million. The Company also has a relatively low income tax rate is in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concession granted by the EDB improved net income by $1.1 million.

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

Business Acquisitions

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM, Inc. (“ADAM”) with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock pursuant to the merger. This issuance of shares increased the Company’s diluted common share count to approximately 42.07 million shares as of the acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States.

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

Commercial Bank Financing Facility

On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. (“BOA”), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010. The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and amortizing over a three year period with quarterly principal and interest payments that commenced on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest that will be due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and is amortizing these costs into interest expense over the three-year life of the credit agreement. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, expanding operations and associated growth, and strategic business acquisitions. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters incurring new debt, the aggregate amount of repurchases of the Company’s equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.

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

Convertible Debt

In August 2009 the Company entered into a Convertible Note Purchase Agreement with the Rennes Foundation in an original amount of $5.0 million, which amount is convertible into shares of common stock at a conversion price of $16.66 per share (the “Note”). The Note had a 0.0% stated interest rate and no warrants were issued. The Note was to be payable in full at its maturity date of August 25, 2011. The Company applied imputed interest on this convertible note using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2011 the Company recognized $21 thousand of interest expense on the Note. With respect to this convertible note, and in accordance with its terms, as was understood between the Company and the holder, upon a conversion election by the holder, the Company had to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On April 18, 2011, the Rennes Foundation elected to fully convert the Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.8 million in cash with respect to the conversion spread.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In June 2011, the FASB issued new financial reporting guidance regarding the reporting of “other comprehensive income, or (OCI)”. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011, however, the FASB recently decided to defer the effective date for the part of this new guidance that would require adjustments of items out of accumulated other income to be presented as components of both net income and other comprehensive income in financial statements. Those changes would have been effective for annual and interim periods beginning on or after December 15, 2011, but are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company will adopt this new guidance promptly when required, however we do not expect that it will have a material impact on our financial position or operating results as the only element of comprehensive income relevant to Ebix is in regards to cumulative foreign currency translation adjustments.

In September 2011, the FASB issued new technical guidance regarding an entity’s evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt early and accordingly applied this new guidance to its 2011 annual impairment evaluation of goodwill.

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

In September 2009, FASB issued amended revenue recognition guidance related to revenue arrangements with multiple deliverables. This new pronouncement: (a) provides application guidance on whether multiple deliverables exist in an arrangement with a customer, and if so, how the arrangement consideration should be separated and allocated; (b) requires an entity to allocate revenue using estimated selling prices of deliverables if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling prices is not available; and, (c) eliminates the use of the “residual method” to allocate revenue. This guidance was to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in 2011 and its adoption did not have a material impact on the Company’s consolidated results of operation.

Also in September 2009, the FASB issued new guidance related to certain revenue arrangements that include software elements and provides guidance on determining whether software deliverables in an arrangement that include tangible products are within the scope of existing software revenue guidance. This guidance is to be applied on a prospective basis for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt new guidance on a retrospective basis. The Company adopted this new guidance in 2011 and its adoption did not have a material impact on the Company’s consolidated results of operation.

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

Date: November 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	November 15, 2012
(Robin Raina)

/s/ ROBERT F. KERRIS	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	November 15, 2012
(Robert F. Kerris)

/s/ HANS U. BENZ	Director	November 15, 2012
(Hans U. Benz)

/s/ PAVAN BHALLA	Director	November 15, 2012
(Pavan Bhalla)

/s/ NEIL D. ECKERT	Director	November 15, 2012
(Neil D. Eckert)

/s/ ROLF HERTER	Director	November 15, 2012
(Rolf Herter)

/s/ HANS UELI KELLER	Director	November 15, 2012
(Han Ueli Keller)

EXHIBIT INDEX

Exhibits

2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

2.3	Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4	Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.5	Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.6	Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7	Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8	Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference).

2.9	Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008 and incorporated herein by reference.)

2.10	Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.11	IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.12	Agreement and Plan of Merger, dated August 29, 2010, by and amongst Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010 and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.1	Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by

10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference).

10.3	Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company’s Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference).

10.4	Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference).

10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-23261) and incorporated herein by reference).

10.6	Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).

10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director’s Stock Option Plan (filed as Exhibit A to the Company’s proxy statement dated August 12, 1998 and incorporated herein by reference).

10.8	Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9	Severance agreement, between the Company and Richard J. Baum, dated as of October 4, 2000 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11	First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	Share Exchange and Purchase Agreement between the Company and Brit Insurance Holdings PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14	Registration Rights Agreement between the Company and Brit Holdings Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.15	Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company’s S-3 (No. 333-112616), and incorporated herein by reference).

10.16	Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.17	Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18	Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.19	First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2	Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

10.21	Third Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of October 20, 2005, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated herein by reference).

10.22	Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.(incorporated by reference to Exhibit 2.2 on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.23	Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.24	Form of Restricted Stock Agreement under the Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference). +

10.25	Stock Purchase Agreement, dated April 28, 2005, by and between Ebix, Inc. and Craig Wm. Earnshaw (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference).

10.26	Share Purchase Agreement made and entered into as of June 1, 2007, by and among Ebix, Inc, and Luxor Capital Partners, LP, a Delaware limited partnership and Luxor Capital Partners Offshore, Ltd, a Cayman Islands exempted company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference).

10.27	Secured Convertible Note Purchase effective as of December 18, 2007, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.28	2.5% Convertible Secured Promissory Note dated December 18, 2007 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.29	Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.3	Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc. and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.31	Stock Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc. and Brit Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed April 17, 2008).

10.32	Secured Convertible Note Purchase effective as of July 11, 2008, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.33	2.5% Convertible Secured Promissory Note dated July 11, 2008 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.34	Amendment to Secured Promissory Note Dated December 18, 2008 entered into as of June 25, 2008 between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2008 and incorporated herein by reference).

10.35	Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 21, 2009 and incorporated herein by reference).

10.36	Third Amendment to the Second Amended and Restated Loan and Security Agreement between Ebix, Inc. and Bank of America Corporation dated August 27, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.37	Second Amendment to Secured Promissory Note Due December 18, 2009 between Ebix, Inc. and Whitebox VSC, Ltd dated August 24, 2009 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.38	Amendment to Secured Promissory Note Due July 11, 2010 between Ebix, Inc. and Whitebox VSC, Ltd. Dated August 24, 2009 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.39	Convertible Note Purchase Agreement by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.4	Convertible Promissory Note by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.41	Convertible Note Purchase Agreement by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.42	Convertible Promissory Note by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.43	Convertible Note Purchase Agreement by and between Ebix, Inc. and the Rennes Foundation dated August 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference

10.44	Credit Agreement, dated as of February 12, 2010, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010) and incorporated herein by reference.

10.45	Seventh Amendment to Credit Agreement, dated as of April 20, 2011, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2011) and incorporated herein by reference.

14.1	Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

21.1**	Subsidiaries of the Company.

23.1**	Consent of Cherry, Bekaert and Holland L.L.P.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*	Filed herewith
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2012, for the Company’s fiscal year 2011

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.