Form 10-Q/A
period 2012-03-31
EBIX INC
filed 2012-11-15
CIK 814549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐    N/A  ☐

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

Explanatory Note

The purpose of this second amendment to our Interim Report on Form 10-Q for the three months ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 10, 2012, as first amended on July 6, 2012, is only to supplement certain disclosures (as detailed below). This amendment should be read in conjunction with the Company’s full interim report for the three months ended March 31, 2012 on Form 10-Q. A brief summary of the additional disclosures provided in this amended filing is as follows:

•

Part I Item 1 “Financial Statements and Supplementary Information” – Note 1 “Description of Business and Summary of Significant Accounting Policies” has been revised and expanded to include quantitative and qualitative disclosures regarding certain significant unobservable inputs categorized within the Level 3 fair value input hierarchy that are used in the our fair value measurements including those pertaining to the Company’s contingent accrued earn-out consideration liabilities arising from business acquisitions, and clarification regarding the sensitivity of such fair value measurements to changes in those significant unobservable inputs.

•

Part I Item 2 “Management’s Discussion and Analysis”–The analysis of operating revenues has been expanded to include a discussion of the factors causing the changes in the pro forma revenues from the acquisition of ADAM for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, and the reasons for differences between the relative changes in interim period to interim period pro forma operating revenue, and interim period to interim period reported revenue.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)	5

Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

SIGNATURES	31

EXHIBIT INDEX

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

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

Ebix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$15,685	$15,164
Other comprehensive income (loss):
Foreign currency translation adjustments	4,327	2,053
Total other comprehensive income	4,327	2,053

Comprehensive income	$20,012	$17,217

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(In thousands, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,140	$23,696
Short-term investments	730	1,505
Trade accounts receivable, less allowances of $1,221 and $1,719, respectively	29,351	31,133
Deferred tax asset, net	2,817	2,981
Other current assets	4,747	4,502

Total current assets	74,785	63,817

Property and equipment, net	9,399	8,834
Goodwill	264,504	259,218
Intangibles, net	37,763	38,386
Indefinite-lived intangibles	30,990	30,453
Deferred tax asset, net	10,970	9,412
Other assets	1,053	1,062

Total assets	$429,464	$411,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,075	$18,719
Accrued payroll and related benefits	3,518	5,034
Short term debt	8,333	6,667
Current portion of long term debt and capital lease obligations, net of discount of $64 and $0, respectively	852	165
Deferred revenue	16,211	16,460
Current deferred rent	279	266
Other current liabilities	119	2,468

Total current liabilities	48,387	49,779

Revolving line of credit	31,750	31,750
Long term debt and capital lease obligations, less current portion, net of discount of $128 and $0, respectively	9,367	8,468
Other liabilities	3,775	3,803
Deferred revenue	69	328
Long term deferred rent	864	939

Total liabilities	94,212	95,067

Commitments and Contingencies, Note 5
Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 36,495,652 issued and 36,455,143 outstanding at March 31, 2012 and 36,418,385 issued and 36,377,876 outstanding at December 31, 2011	3,646	3,638
Additional paid-in capital	180,099	179,518
Treasury stock (40,509 shares as of March 31, 2012 and December 31, 2011)	(76)	(76)
Retained earnings	151,780	137,559
Accumulated other comprehensive income	(197)	(4,524)

Total stockholders’ equity	335,252	316,115

Total liabilities and stockholders’ equity	$429,464	$411,182

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

Ebix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance and financial industries. The Company’s products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities Australia, Canada, China, India, Japan, New Zealand, Singapore, and Brazil. International revenue accounted for 30.4% and 30.3% of the Company’s total revenue for the three months ended March 31, 2012 and 2011, respectively.

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

Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with U.S. generally accepted accounting principles with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management these unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2011 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	Level 1 Inputs – Unadjusted Quoted prices available in active markets for identical investments to the reporting entity at the measurement date

•

Level 2 Inputs– Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 – Unobservable inputs, which are used to be to the extent that observable inputs are not available, and used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

As of March 31, 2012 the Company has the following financial instruments to which it had to consider fair values and had to make fair value assessments:

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

•

Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2012, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Bank of America. The estimated fair value of such instruments at March 31, 2012 approximates their carrying value as reported on the unaudited consolidated balance sheet. The fair values of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

Additional information regarding the Company’s assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$730	$730	$—	$—

Total assets measured at fair value	$730	$730	$—	$—

Liabilities
Derivatives:
Foreign exchange contracts (a)	$—	$—	$—	$—
Contingent accrued earn-out acquisition consideration (b)	7,264	—	—	7,264

Total liabilities measured at fair value	$7,264	$—	$—	$7,264

(a)	The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates. As of March 31, 2012 all the Company’s derivative instruments in the form of foreign currency hedge instruments had been settled.
(b)	The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
*	During the three months ended March 31, 2012 there were no transfers between fair value levels 1, 2 or 3.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ending March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)
Beginning balance at January 1, 2012	$7,590
Remeasurement adjustments recognized on revaluation:
(Gains) or losses included in earnings **	—
(Gains) or losses recorded against goodwill	—
Foreign currency translation adjustments ***	183
Acquisitions and settlements:
Business acquisitions	—
Settlements (payment of contingent consideration)	(509)

Ending balance at March 31, 2012****	$7,264

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—

**	recorded as an adjustment to reported general and administrative expenses
***	recorded as a component of other comprehensive income within stockholders’ equity
****	Short term portion of $3.75 million is recorded in accounts payable and accrued liabilities in the current liability section and $3.51 million is recorded in other liabilities in the long-term liability section of the condensed consolidated balance sheets.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Input
(in thousands, unaudited)
Contingent acquisition consideration —(MCN, USIX, and HealthConnect acquisitions)	$ 7,264	Discounted cash flow	Annualized revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.

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

In accordance with Financial Accounting Standard Board (“FASB”) and the SEC’s accounting guidance on revenue recognition, the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.

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

Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new financial reporting guidance regarding the reporting of “other comprehensive income, or (OCI)”. This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted this new guidance during the first quarter of 2012.

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

Note 3: Business Combinations

The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company’ looks to acquire businesses that are complementary to Ebix’s existing products and services. During the first quarter of 2012 the Company did not execute any material business acquisitions.

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

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for every share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM was a leading provider of health information and benefits technology solutions in the United States. $4.2 million of ADAM’s operating revenues recognized since February 7, 2011were included in the Company’s revenues reported in its condensed and consolidated statement of income for the three months ended March 31, 2011. Correspondingly included in the Company’s revenues as reported in its condensed and consolidated statement of income for the three months ended March 31, 2012 is $6.2 million of ADAM’s operating revenue. Due to the fact that many of ADAM specific functions were immediately integrated into Ebix’s operations it is impractical to separately track and disclose specific earnings from this business combination after its acquisition date. The revenue derived from ADAM portfolio of products and services is included in the Company’s Exchange division. The Company accounted for this acquisition by recording $60.1 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks. During the previous year’s quarter ending March 31, 2011 the Company incurred certain nonrecurring expenses directly associated with the acquisition of ADAM which amounted to $1.78 million, and specifically included a $1.39 investment banking fee and $400 thousand employee severance costs. Furthermore as a result of the Q1 2011 acquisition of Adam, certain qualified costs were capitalized as part of goodwill. These costs were $75 thousand for legal fees related to registering the Ebix stock tendered as purchase consideration, and $665 thousand of officer severance costs associated with the terms of pre-existing employment contracts.

The unaudited pro forma financial information pertaining to the Company’s acquisition of ADAM as presented below is provided for informational purposes only and does not project the Company’s expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining the two companies or costs that may yet be incurred in integrating their operations. The pro forma financial information below includes three months of pro forma results for ADAM as if it had been acquired on January 1, 2011, whereas the Company’s reported financial statements for the quarter ended March 31, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011.

	Three Months Ending March 31, 2012		Three Months Ending March 31, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands)
Revenue	$43,827	$43,827	$40,050	$42,625
Net Income	$15,685	$15,685	$15,164	$16,366
Basic EPS	$0.43	$0.43	$0.40	$0.41
Diluted EPS	$0.40	$0.40	$0.37	$0.38

Note 4: Debt with Commercial Bank

On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. (“BOA”), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010. The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and amortizes these costs into interest expense over the three-year life of the credit agreement. As of March 31, 2012 the Company’s Condensed Consolidated Balance Sheet includes $143 thousand of remaining deferred financing costs. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company’s equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.

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

Refer to Note 9 “Subsequent Events” in regards the termination of this credit facility with BOA, and the entering into of a new secured syndicated credit facility with Citibank N.A..

Note 5: Commitments and Contingencies

Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company’s CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company’s CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company’s stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.). In September 2011, a related derivative complaint was filed against the Company and each of its Directors in the Superior Court of Fulton County, Georgia, styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276. The derivative action has been stayed pending resolution of the Defendants’ Motion to Dismiss in the federal action. A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011, in the federal action. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raises various defenses that the CAC fails to state a claim. Plaintiffs filed their Response on February 23, 2012. On March 26, 2012 the Company filed a Reply Memorandum in Further Support of the Motion to Dismiss. The Company believes that the complaints are legally insufficient, and we intend to seek dismissal.

In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or liquidity.

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

Note 6: Income Taxes

The Company’s consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company’s income are exempt from taxation. Furthermore, the Company’s world-wide product development operations and intellectual property ownership has been centralized into our India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday which will continue through 2015; as such local India taxable income, other than passive interest and rental income, is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate is in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate.

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

Note 7: Derivative Instruments

The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items. primarily intercompany receivables. As of March 31, 2012, all of the Company’s pre-existing foreign currency hedge contracts have matured. The inputs used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.

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

Note 8: Geographic Information

The Company operates with one reportable segment whose results are regularly reviewed by the Company’s chief operating decision maker as to performance and allocation of resources. The following enterprise wide information is provided. The following information relates to the primary geographic locations in which the Company conducts its operations. External customer revenues in the tables below were attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company’s products/services with an Ebix subsidiary located in that country. (all amounts in thousands):

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

Note 9: Subsequent Events

Entry into a Material Definitive Agreement the Creation of a Direct Financial Obligation

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaces the former $55 million facility that the Company had in place with Bank of America, N.A. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.74%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company’s leverage ratio is LIBOR plus 2.00%.

Termination of a Material Definitive Agreement

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citi Bank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA’s commitment to extend further credit to the Company terminated.

Completion of Business Acquisition

Effective April 1, 2012 Ebix acquired Canadian based Taimma Communications, Inc., (“Taimma”). Taimma provides innovative e-learning medical education solutions to the pharmaceutical, biotechnology, and healthcare industries. Ebix acquired all of the outstanding stock and the business operations of Taimma for a cash purchase price of $5.2 million and funded the transaction using existing available internal cash resources. The former shareholders of Taimma retain the right to earn up to an additional $4.5 million if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition.

Appointment of New Named Executive Officers

Effective May 1, 2012 the Company appointed the following three additional individuals as new executives.

Mr. Graham Prior, as Corporate Senior Vice President International Business & Intellectual Property. Mr. Prior, age 55, has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the company’s worldwide product development initiatives.

Mr. Leon d’Apice, as Managing Director - Ebix Australia Group Head. Mr. d’Apice, age 56, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner in. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of the Ebix’s Australia’s business units.

Mr. James Senge Sr., as Senior Vice President EbixHealth. Mr. Senge, age 51, has been employed with Ebix, (as a result of the business acquisition of Acclamation Systems, Inc. in 2008), since 1979. During his over 32 plus years with the Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the division. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office. Ebix also employs a related party of Mr. Senge, namely James Senge Jr. who is the son of Mr. James Senge Sr. James Senge Jr. also works in the product development function within our EbixHealth division and is located in the Company’s Atlanta, GA office.

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

During the three months ended March 31, 2012 our total operating revenues increased $3.8 million or 9%, to $43.8 million as compared to $40.1 million during the same period in 2011. This increase is the result of growth in our Exchange channel and recent business acquisitions. $4.2 million of operating revenues pertaining to our acquisition of ADAM in 2011 were recognized since its acquisition on February 7, 2011were included in the Company’s revenues reported in its condensed and consolidated statement of income for the three months ended March 31, 2011. Correspondingly included in the Company’s revenues as reported in its condensed and consolidated statement of income for the three months ended March 31, 2012 is $6.2 million of ADAM’s operating revenue. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions. With respect to the acquisition of ADAM completed in February 2011presented on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations” to the enclosed consolidated financial statements, combined revenues increased 2.8% for the three months ending March 31, 2012 versus the three months ended March 31, 2011, whereas there was a 9.4% increase in reported revenues for the same comparative periods. The 2.8% increase in pro forma revenues is primarily associated with a 2.0% decrease in first quarter 2012 versus 2011 revenues pertaining to the businesses acquired during these periods (i.e. ADAM and HealthConnect), offset by a 4.8% increase in revenues associated with Ebix’s legacy operations preceding these business acquisitions. The cause for the difference between the 9.4% increase in reported revenue for the three months ended March 31, 2012 versus the three months ending March 31, 2011, as compared to the 2.8% increase in pro forma revenue for the three months ending March 31, 2012 versus the three months ending March 31, 2011 is due to the effect of combining the revenues derived from those businesses acquired during these periods with the Company’s pre-existing operations. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the three months ended March 31, 2012 and 2011 the change in foreign currency exchange rates increased reported consolidated operating revenues by $332 thousand and $1.1 million, respectfully.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased by 1.3 million or 17% from $7.8 million in the first quarter of 2011 to $6.4 million in the first quarter of 2012. Included in this quarter’s G&A costs is the net benefit in the approximate amount of $971 thousand related to a termination fee received by the Company in connection with a failed business acquisition (net of significant directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker). Partially offsetting the net benefit from the acquisition termination fee was a $255 thousand bad debt expense charge necessary to adequately increase the Company’s allowance for doubtful accounts receivable.

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

Dividends, Liquidity and Capital Resources

The Company’s ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company’s operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India), future income tax expense is expected to exceed cash outlays for income taxes. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions in the insurance and financial services sector, and to repurchase shares of our common stock as market conditions warrant.

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

Business Combinations

The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company’ looks to acquire businesses that are complementary to Ebix’s existing products and services. During the first quarter of 2012 the Company did not execute any material business acquisitions.

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

Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaces the former $55 million facility that the Company had in place with Bank of America, N.A. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.74%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company’s leverage ratio is LIBOR plus 2.00%.

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citi Bank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA’s commitment to extend further credit to the Company terminated.

Previously on April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. (“BOA”), as administrative agent, which materially amended the initial credit agreement dated February 12, 2010. The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011. The entire credit facility had a variable interest rate currently set at LIBOR plus 1.50%. The revolving credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company’s annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company’s equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants, and there have been no violations thereof or in the event of noncompliance, appropriate waivers having been obtained.

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

In accordance with Financial Accounting Standard Board (“FASB”) and Securities and Exchange Commission Staff Accounting (the “SEC”) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company generally uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.

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

Ebix, Inc.

Date: November 15, 2012	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated herein by reference to Exhibit 2.2 of the February 2004 8-K) and incorporated herein by reference.

2.3	Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4	Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report of Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.5	Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.6	Asset Purchase Agreement dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7	Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8	Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008) and incorporated herein by reference.

2.9	Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008) and incorporated herein by reference.

2.10	Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009) and incorporated herein by reference.

2.11	IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009) and incorporated herein by reference.

2.12	Agreement and Plan of Merger, dated August 29, 2010, by and among Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010) and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) and incorporated herein by reference.

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*	Filed herewith
**	Previously filed as part of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 for the Company’s first quarter of fiscal 2012. Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
**	Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.