Form 10-Q/A
period 2012-06-30
EBIX INC
filed 2012-11-15
CIK 814549

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

As of August 7, 2012, the number of shares of common stock outstanding was 37,116,243.

Explanatory Note

The purpose of this amendment to our Interim Report on Form 10-Q for the three and six months ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012, is only to supplement certain disclosures (as detailed below). This amendment should be read in conjunction with the Company’s full interim report for the six months ended June 30, 2012 on Form 10-Q. A brief summary of the additional disclosures provided in this amended filing is as follows:

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

•

Part I Item 2 “Management’s Discussion and Analysis” - The analysis of operating revenues has been expanded to include a discussion of the factors causing the changes in the pro forma revenues from the acquisitions of ADAM and PlanetSoft for the six months ending June 30, 2012 versus the six months ending June 30, 2011, and the reasons for differences between the relative changes in interim period to interim period pro forma operating revenue, and interim period to interim period reported revenue.

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
	(Unaudited)
ASSETS
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Exchanges	$38,182	$32,222	$72,828	$63,287
Broker Systems	4,422	4,824	9,176	8,666
Business Process Outsourcing (“BPO”)	3,890	3,753	7,461	7,372
Carrier Systems	1,222	1,468	2,078	2,992

Totals	$47,716	$42,267	$91,543	$82,317

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

Fair Value of Financial Instrument— The Company follows the relevant GAAP guidance concerning fair value measurements which provides a consistent framework to define, measure, and disclose the fair value of assets and liabilities in financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2012, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citi Bank. The estimated fair value of such instruments at June 30, 2012 approximates their carrying value as reported on the unaudited consolidated balance sheet. The fair values of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

Additional information regarding the Company’s assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,458	$1,458	$—	$—

Total assets measured at fair value	$1,458	$1,458	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$1,114	$—	$1,114	$—
Foreign exchange contracts (b)	$—	$—	$—	$—
Contingent accrued earn-out acquisition consideration (c)	20,907	—	—	20,907

Total liabilities measured at fair value	$22,021	$—	$1,114	$20,907

(a)	In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft’s three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return.
(b)	The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates. As of June 30, 2012 all the companies derivative instruments in the form of foreign currency hedge instruments had been settled.
(c)	The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
*	During the six months ended June 30, 2012 there were no transfers between fair value levels 1, 2 or 3.

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

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent acquisition consideration —(MCN, USIX, and HealthConnect acquisitions)	$20,907	Discounted cash flow	Annualized revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations was 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.

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

In accordance with Financial Accounting Standard Board (“FASB”) and Securities and Exchange Commission (“SEC”) accounting guidance on revenue recognition, the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.

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

Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In July 2012 the FASB issued new Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this new standard in 2013.

In September 2011, the FASB issued technical guidance regarding an entity’s evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt this technical guidance early and accordingly applied it to the 2011 annual impairment evaluation of goodwill.

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

Effective June 1, 2012 Ebix closed the merger of California PlanetSoft, Inc. (“PlanetSoft”). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of PlanetSoft. The initial fair value of this put option liability which was determined to be $1.4 million. This put option is described in more detail in Note 7. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management. Due to the fact that PlanetSoft’s sales, marketing, and operating functions were immediately integrated into Ebix’s operations it is impractical to separately track and disclose specific revenues and earnings from this business combination after its acquisition date. The revenue derived from PlanetSoft’s operations is included in the Company’s Exchange division. The Company accounted for this acquisition by recording $44.3 million of goodwill, $11.6 million of intangible assets pertaining to customer relationships, and $550 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has tentatively determined that the approximate fair value of this contingent consideration liability to be $11.1 million. The valuation of the intangible assets acquired and the assessment of the fair value of future contingent consideration obligations for this business combinations, and the corresponding purchase price allocations are tentative and not fully complete. With assistance of independent valuation advisers the Company will have this valuation complete in line with its interim reporting for the period ending September 30, 2012.

On February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM was a leading provider of health information and benefits technology solutions in the United States. $10.6 million of ADAM’s operating revenues recognized since February 7, 2011 were included in the Company’s revenues reported in its condensed and consolidated statement of income for the six months ended June 30, 2011. Correspondingly included in the Company’s revenues as reported in its condensed and consolidated statement of income for the six months ended June 30, 2012 is $12.2 million of ADAM’s operating revenue. The revenue derived from ADAM portfolio of products and services is included in the Company’s Exchange division. The Company accounted for this acquisition by recording $60.1 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks.

The unaudited pro forma financial information pertaining to the Company’s acquisitions of PlanetSoft and ADAM as presented in the table below is provided for informational purposes only and does not project the Company’s expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining the three companies or costs that may yet be incurred in integrating their operations. The 2012 pro forma financial information below includes six months of pro forma results for and PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company’s reported financial statements for the six months ended June 30, 2012, only includes one month of actual financial results of PlanetSoft since the effective date of its acquisition on June 1, 2012. Similarly, the 2011 pro forma financial information below includes six months of pro forma results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company’s reported financial statements for the six months ended June 30, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011, and no revenues from PlanetSoft.

	Six Months Ending June 30, 2012		Six Months Ending June 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$91,543	$98,216	$82,317	$92,399
Net Income	$33,752	$32,820	$37,512	$38,582
Basic EPS	$0.92	$0.89	$0.97	$0.97
Diluted EPS	$0.86	$0.83	$0.90	$0.90

In the above table, the unaudited pro forma revenue for the six months ended June 30, 2012 increased by $5.8 million from the unaudited pro forma revenue during the same period in 2011 of $92.4 million to $98.2 million, representing a 6% increase. Correspondingly, the reported revenue for the six months ended June 30, 2012 increased by $9.2 million from the reported revenue during the same period in 2011 of $82.3 million to $91.5 million, representing an 11% increase.

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

On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”) and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citi Bank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date of this payoff, BOA’s commitment to extend further credit to the Company terminated.

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

Note 7: Derivative Instruments

The Company uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments and hedging activity, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of June 30, 2012, all of the Company’s pre-existing foreign currency hedge contracts have matured. The inputs used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.

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

In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft’s three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2012 the fair value of the put option liability was remeasured and was determined to have decreased $263 thousand during the six month period then ended and with the amount reflected as a gain and is included other non-operating income in the accompanying Condensed Consolidated Statement of Income. As of June 30, 2012, the aggregate fair value of this derivative instrument, which is included as in current liabilities in the Condensed Consolidated Balance Sheet, was $1.1 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.

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

The following enterprise wide information relates to the Company’s geographic locations (all amounts in thousands):

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

Note 9: Minority Business Investment

During the three months ending June 30, 2012, Ebix acquired a strategic 19.8% interest in CurePet, Inc. (“CurePet”) for cash consideration in the amount of $2.0 million. CurePet’s insurance exchange connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including but not limited to practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during this most recent interim period the Company recognized $351 thousand of revenue from CurePet, and as of June 30, 2012 there were no outstanding balances due from CurePet in the Company’s reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet.

Note 10: Subsequent Events

Repurchases of Common Stock

Since June 30, 2012 and through August 9, 2012 the Company has purchased an additional 280,818 shares of its outstanding common stock for aggregate consideration in the amount of $5.8 million and at an average rate of $20.49 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company’s operating activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Exchanges	$38,182	$32,222	$72,828	$63,287
Broker Systems	4,422	4,824	9,176	8,666
Business Process Outsourcing (“BPO”)	3,890	3,753	7,461	7,372
Carrier Systems	1,222	1,468	2,078	2,992

Totals	$47,716	$42,267	$91,543	$82,317

During the three months ended June 30, 2012 our total operating revenues increased $5.4 million or 13%, to $47.7 million as compared to $42.3 million during the second quarter of 2011. This increase is the result of growth in our Exchange channel and recent business acquisitions. $6.4 million of operating revenues pertaining to our acquisition of ADAM in 2011 were recognized since its acquisition on February 7, 2011were included in the Company’s revenues reported in its condensed and consolidated statement of income for the three months ended June 30, 2011. Correspondingly included in the Company’s revenues as reported in its condensed and consolidated statement of income for the three months ended June 30, 2012 is $6.0 million of ADAM’s operating revenue. The Company continues to effectively leverage product cross-selling opportunities across all channels, as facilitated by our business acquisitions. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the three months ended June 30, 2012 and 2011 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(1.0) million and $1.7 million, respectfully.

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

Income Taxes

The Company recognized an income tax expense of $2.3 million for the three months ended June 30, 2012. The Company’s effective tax rate used in the determination of its interim period tax provision for the quarter was 10.46% as compared to the 8.83% effective tax rate for the same period a year earlier. The effective rate increased due to a greater proportion of our taxable income being generated from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after eliminating discrete items uniquely related to the respective interim reporting period. During the second quarter the Company recognized a discrete income tax expense in the amount of $578 thousand with respect to an increase to our recorded liability reserves for unrecognized tax benefits.

Results of Operations - Six Months Ended June 30, 2012 and 2011

Operating Revenue

During the six months ended June 30, 2012 our total operating revenues increased $9.2 million or 11%, to $91.5 million as compared to $82.3 million during the same period in 2011. During this period $12.2 million of operating revenue was recognized in connection with our 2011 acquisition of ADAM and included in the Company’s revenues reported in its condensed and consolidated statement of income. Correspondingly included in the Company’s revenues as reported in its condensed and consolidated statement of income for the six months ended June 30, 2011 was $10.6 million of ADAM’s operating revenue since the February 7, 2011 effective date of its acquisition. With respect to the acquisitions of ADAM completed in February 2011 and PlanetSoft completed in June 2012 presented on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations” to the enclosed consolidated financial statements, combined revenues increased 6.3% for the six months ending June 30, 2012 versus the six months ending June 30, 2011, whereas there was a 11.2% increase in reported revenues for the same comparative periods. The 6.3% increase in pro forma revenues is primarily associated with a 3.5% increase in revenues for the six months ending June 30, 2012 as compared to the same six-month period in 2011 pertaining to the businesses acquired during these periods, which includes increases in revenues for these businesses that was generated since Ebix acquired them as facilitated by product cross selling initiatives with the Company’s pre-existing divisions and customer base, combined with a 2.8% increase in revenues associated with Ebix’s legacy operations preceding these business acquisitions. The cause for the difference between the 11.2% increase in reported revenue for the six months ending June 30, 2012 versus the same period in 2011 revenue, as compared to the 6.3% increase in pro forma revenue for the six months ending June 30, 2012 versus the same six-month period in 2011 is due to the effect of combining the additional revenue derived from those businesses acquired during these periods with the Company’s pre-existing operations. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the six months ended June 30, 2012 and 2011 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(633) thousand and $2.8 million, respectfully.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $2.6 million or 21% for the six months ended June 30, 2012 to $15.0 million from $12.5 million for same period in 2011. Included in G&A costs for this six month period ended June 30, 2012 is the net benefit in the approximate amount of $971 thousand related to a termination fee received by the Company in connection with a failed business acquisition (net of directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker). Offsetting this benefit is a $1.9 million adverse year over year variance caused by the fact that in Q2 of 2011 the Company recognized a reduction to previously recorded contingency based earn-out accruals pertaining to business acquisitions made during 2010 and $1.3 million of additional personnel related costs associated with recent business acquisitions made over the last nine months.

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

Income Taxes

The Company recognized an income tax expense of $4.6 million for the six months ended June 30, 2012. The Company’s effective tax rate used in the determination the interim period tax provision for the six months ending June 30, 2012 was 10.46% as compared to the 8.83% effective tax rate for the same period a year earlier. The effective rate increased due to a greater proportion of our taxable income being generated from jurisdictions with higher tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rates applicable to related annual twelve month period, after eliminating discrete items uniquely related to the respective interim reporting period. During the six months ended June 30, 2012 the Company recognized a discrete income tax expense in the amount of $578 thousand with respect to an increase in our recorded liability reserves for unrecognized tax benefits.

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

Our current ratio decreased modestly to 1.19 at June 30, 2012 from 1.28 at December 31, 2011 and our working capital position decreased to $11.2 million at June 30, 2012 as compared to $14.0 million at the end of the 2011. The Company’s accounts receivable DSO stood at 57 days at June 30, 2012 and reflects a continuing favorable trend being down 4 days from December 31, 2011 and 14 days from Q2 2011. Overall the decrease in the current ratio and our short-term liquidity position is the result of increased trade payables associated with the timing of payments to certain vendors and service providers, and the increased current portion of new term loan with Citi Bank, N.A. We continue to believe that our ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

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

Financing Activities

During the six months ended June 30, 2012 net cash provided by financing activities was $18.4 million which consisted of $30.0 million provided by the Company’s new term loan facility with Citi Bank (net of the repayment of the remaining balance from the prior term loan with BOA), $1.1 million was provided from our commercial bank revolving credit facility (net of repayments), and $714 thousand of proceeds from the exercising of common stock options. Partially offsetting these aggregate cash proceeds was $9.4 million used to repurchase shares of our common stock, $3.3 million used to pay quarterly dividends to our common stockholders, and $765 thousand used to make principal payments on long-term debt and capital lease obligations.

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

At June 30, 2012, the outstanding balance on the Company’s revolving line of credit with Citi Bank was $32.8 million and the facility carried an interest rate of 1.75%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. Regarding the Company’s revolving line of credit during the six months ended June 30, 2012, the average outstanding balance was $28.2 million and the maximum outstanding balance was $32.8 million.

At June 30, 2012, the outstanding balance on the Company’s term loan with Citi Bank was $45.0 million of which $10.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.75%. During the six months ended June 30, 2012, $1.7 million of scheduled principal payments were made against the Company outstanding commercial term loans. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets.

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

**

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*	Filed herewith
**	Previously filed as part of the Company’s quarterly report on Form 10-Q filed on August 9, 2012 for the Company’s second fiscal quarter of 2012. Exhibit 101 to this quarterly report is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act of 1934.