Form 10-K/A
period 2011-12-31
EBIX INC
filed 2012-12-07
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 3
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

Explanatory Note
The purpose of this third amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Report”), as first amended on July 6, 2012 (the “First Amendment”), then and again amended on November 15, 2012 (the “Second Amendment”), is solely to provide the entire context of Item 8 “Financial Statements and Supplementary Data” to the changes made in the First Amendment. This amendment should be read in conjunction with the Company's full 2011 Annual Report on Form 10-K. A brief summary of the additional disclosure provided in third amended filing is as follows:

•
Part II Item 8 “Financial Statements and Supplementary Data” as previously amended, has now been expanded to include the auditor's report, audited financial statements, and the notes to the financial statements from the Original Report with the changes made in the First Amendment.

PART I
PART II

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements

PART III

PART IV

3