Form 10-K/A
period 2011-12-31
EBIX INC
filed 2012-12-07
CIK 814549

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

Explanatory Note

The purpose of this third amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Report”), as first amended on July 6, 2012 (the “First Amendment”), then and again amended on November 15, 2012 (the “Second Amendment”), is solely to provide the entire context of Item 8 “Financial Statements and Supplementary Data” to the changes made in the First Amendment. This amendment should be read in conjunction with the Company’s full 2011 Annual Report on Form 10-K. A brief summary of the additional disclosure provided in third amended filing is as follows:

•

Part II Item 8 “Financial Statements and Supplementary Data” as previously amended, has now been expanded to include the auditor’s report, audited financial statements, and the notes to the financial statements from the Original Report with the changes made in the First Amendment.

INDEX TO ANNUAL REPORT ON FORM 10-K-A

Page
Reference
PART II

Item 8. Financial Statements and Supplementary Information	4

PART IV

Signatures	38
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2012 expressed an unqualified opinion thereon.

Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

December 7, 2012

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

USIX Technology, S.A., a Brazilian corporation

MCN Technology & Consulting, Ltda., a Brazilian limited liability company.

The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, and the provision for income taxes. Actual results may be materially different from those estimates.

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

16

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

Revenue Recognition and Deferred Revenue—The Company derives its revenues primarily from professional and support services, which includes revenue generated from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue (“BPO”). Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.

In accordance with the Financial Accounting Standards Board (“FASB”), GAAP, and Securities and Exchange Commission Staff Accounting (“SEC”) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company.

17

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

18

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

During 2011 the Company recorded $60.1 million of goodwill in connection with the recent acquisitions of ADAM, Inc. (“ADAM”) acquired in February 2011 and $20.4 million of goodwill in connection with the acquisition of Health Connect Systems (“HCS”) acquired in November 2011. Also during 2011 the Company recognized a net reduction in the amount of $257 thousand in regards to adjustments to recorded goodwill in connection with business acquisitions made during the years 2008 to 2010. During 2010 the Company recorded $19.2 million of goodwill in connection with the acquisitions of MCN Technology & Consulting (“MCN”), Trades Monitor Australia Pty (“Trades Monitor”), Connective Technologies, Inc. (“Connective Technologies”), E-Trek Solutions PTE Ltd, (“E-Trek”), and USIX Technology, S.A.

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

19

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

The Company’s consistent practice is that immediately after a business acquisitions made all functions including infrastructure, sales and marketing, administrative, product development, are integrated tightly to ensure that efficiencies are maximized and redundancies eliminated. The company integrates all and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, administration after an acquisition, to also ensure that the Company can rapidly leverage cross-selling opportunities and to realize cost efficiencies. While doing so, the Company’s resources and infrastructure is leveraged to work across multiple functions making it neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.

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

ADAM, Inc. —Effective February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM, Inc. (“ADAM”) with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received, at a fixed exchange ratio, 0.3122 shares of Ebix common stock for each share of ADAM common stock. Ebix issued approximately 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger agreement. This issuance of shares increased the Company’s diluted common share count to approximately 42.07 million shares as of acquisition date. In addition Ebix paid approximately $944 thousand in cash for unexercised ADAM stock options. ADAM is a leading provider of health information and benefits technology solutions in the United States. $23.1 million of Adam’s operating revenues recognized since February 7, 2011 are included in the Company’s revenues reported in its consolidated statement of income for the year ended December 31, 2011. The revenue derived from ADAM’s portfolio of products and services is included in the Company’s Exchange division. The Company accounted for this acquisition by recording $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks and the remaining portion of the purchase price consideration paid to goodwill in the amount of $60.1 million.

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

The aggregate net cash consideration paid by Ebix for all of these acquisitions was $15.2 million and the former shareholders or owners of the acquired companies retained the right to earn up to an additional $12.9 million if certain incremental revenue targets were achieved over the two-year anniversary date subsequent to their respective effective dates of the acquisition. The Company had originally accrued $8.7 million upon analysis of the fair value of the contingent liabilities and the expected performance of the operating units. Since then $381 thousand of the accrued earnout liability has been paid, and as of December 31, 2011 $7.6 million of the estimated contingent liability remains included in the Company’s consolidated balance sheet. The results of operations for each of the business combinations described in the preceding paragraphs have been included in the Company’s consolidated financial statements as of and since each of their respective effective dates of the acquisition.

2009 Acquisitions

E-Z Data, Inc. — Effective October 1, 2009, the Company acquired E-Z Data, Inc. (“E-Z Data’), with principal offices in Pasadena, CA, a provider of on-demand customer relationship management (“CRM”) solutions for insurance companies, brokers, agents, investment dealers, and financial advisers. The Company acquired the business operations and intellectual property of E-Z Data for an aggregate purchase price of $50.53 million paid to E-Z Data’s shareholders consisting of cash consideration in the amount of $25.53 million paid at closing and $25.00 million in shares of our common stock valued at the average market closing price for the three most recent days prior to September 30, 2009. Furthermore, under the terms of the agreement the E-Z Data sellers held a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying shares of common stock back to the Company at a price of $15.11 per share, which represented a 10% discount off of the per-share value established on the effective date of the closing of the acquisition. This put option is described in more detail in Note 11. The Company funded the cash portion of the purchase price using the proceeds from the Company’s two convertible promissory notes issued in August 2009. The Company added the E-Z Data’s product line to its Exchange division. In summary in regards to the E-Z Data acquisition the Company recorded goodwill in the amount of $43.8 million, an indefinite-life intangible asset of $14.2 million with respect to existing contractual relationships with corporate clients, definite lived intangible assets with respect to acquired retail customer relationships in the amount of $3.8 million , $418 thousand with respect and to non-compete agreements, and $2.3 million with respect to acquired developed technology.

Peak Performance Solutions, Inc. — Effective October 1, 2009, Ebix acquired Peak Performance Solutions, Inc. (“Peak”). Pursuant to the terms of the stock purchase agreement, the Company paid Peak’s shareholders $8.0 million in cash for all of Peak’s outstanding stock. Peak, with operations based out of Columbus, OH, provides comprehensive, end-to-end insurance software and technology solutions to insurance companies and self-insured entities for workers’ compensation claims processing, risk management administration, and managed care tracking. The acquisition agreement also provided for additional contingent consideration up to an amount of $1.5 million if certain revenue targets were achieved over the one-year period subsequent to the effective date of the acquisition. At the acquisition date management estimated that the full $1.5 million earn out would be achieved and paid out, and therefore the amount was accrued and included in the original purchase price allocation. The Company funded this acquisition with internal resources using available cash reserves. In summary in regards to the Peak acquisition the Company recorded goodwill in the amount of $7.5 million, and intangible assets with respect to acquired customer relationships in the amount of $2.1 million and acquired developed technology in the amount of $509 thousand. During 2010 the Company recognized a $1.5 million reduction to reported general and administrative expenses associated with the reversal of the previously recorded contingent liability earnout obligation because during the subsequent 2010 earnout period the defined revenue targets were not achieved by the Peak operations.

Facts Services, Inc. — Effective May 1, 2009, Ebix, Inc. acquired Facts Services, Inc. (“Facts”), a Miami, Florida based provider of fully automated software solutions for health care payers specializing in claims processing, employee benefits, and managed care. Facts’ products are available in either an ASP or self-hosted model. The Company paid the Facts shareholders $7.0 million for all of Facts’ stock. The Company included Facts’ operations with its Pittsburgh health services division operating under the name of EbixHealth, which includes operating results of Facts starting with the second quarter of 2009. Ebix financed this acquisition with internal resources using available cash reserves. The Company recognized $4.7 million of goodwill and $2.2 million of intangible assets, primarily customer relationships in connection with the acquisition of Facts.

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

Note 5: Commercial Bank Financing Facility

On April 20, 2011 the Company entered into a seventh amendment to a credit agreement (the “Seventh Amendment”) with Bank of America, N.A. (“BOA”), as administrative agent, which further amended the initial credit agreement dated February 12, 2010, as previously amended. The Seventh Amendment increased the existing revolving credit facility from $25 million to $35 million with its term ending on April 20, 2014, and the $10 million secured term loan was increased to $20 million and now amortizes over a three year period with quarterly principal and interest payments that commenced on June 30, 2011 and a final payment of all remaining outstanding principal and accrued interest due on April 20, 2014. The entire credit facility has a variable interest rate currently set at LIBOR plus 1.50%. The Company deferred the origination costs in connection with this expanded and amended credit facility, and is amortizing these costs into interest expense over the three-year life of the credit agreement. As of December 31, 2011 the Company’s Consolidated Balance Sheet includes $148 thousand of remaining deferred financing costs.

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

A summary of non-vested options and changes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price
Non-vested balance at December 31, 2008	270,000	$7.13
Granted	135,000	$17.58
Vested	(101,100)	$7.08
Canceled	—	$—

Non-vested balance at December 31, 2009	303,900	$11.79

Granted	45,000	$21.70
Vested	(101,210)	$10.61
Canceled	—	$—

Non-vested balance at December 31, 2010	247,690	$14.07

Granted	45,000	$20.58
Vested	(112,685)	$11.71
Canceled	—	$—

Non-vested balance at December 31, 2011	180,005	$17.17

The following table summarizes information about stock options outstanding by price range as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.38-$.0.74	2,324,542	1.15	$0.61	2,324,542	$0.61
$1.50-$1.75	480,375	2.28	$1.74	480,375	$1.74
$2.17-$2.36	54,000	4.39	$2.27	54,000	$2.27
$6.98-$7.27	231,258	1.56	$7.14	197,503	$7.12
$17.58-$21.70	225,000	3.54	$19.00	78,750	$18.17

	3,315,175	1.56	$2.51	3,135,170	$1.66

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

	Shares	Weighted- Average Grant Date Fair Value
Non vested at December 31, 2008	299,142	$6.56
Granted	236,616	$8.17
Vested	(130,446)	$5.69
Forfeited	—	$—

Non vested at December 31, 2009	405,312	$7.79

Granted	50,371	$16.05
Vested	(241,215)	$7.59
Forfeited	(4,183)	$8.22

Non vested at December 31, 2010	210,285	$9.98

Granted	103,469	$23.33
Vested	(150,267)	$9.51
Forfeited	(18,406)	$8.79

Non vested at December 31, 2011	145,081	$20.13

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

As of December 31, 2011 the Company has 5.9 million shares of common stock reserved for stock option and restricted stock grants.

Note 9: Income Taxes

Income before income taxes consisted of:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Domestic	$12,043	$13,694	$14,501
Foreign	61,452	45,960	25,331

Total	$73,495	$59,654	$39,832

The income tax provision (benefit) consisted of:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Current:
Federal	$1,237	$527	$1,176
State	822	362	758
Foreign	2,990	1,409	3,992

	$5,049	$2,298	$5,926

Deferred:
Federal	3,699	1,215	(126)
State	44	(148)	(444)
Foreign	(1,755)	(430)	(1,546)

	1,988	637	(2,116)

Provision for income taxes from ongoing operations at effective tax rate	$7,037	$2,935	$3,810

Discrete Items:
Release of valuation allowance	(6,625)	(2,300)	(2,800)
Windfall expense related to stock compensation	1,938	—	—
Enhanced R&D deduction—foreign operations	(233)	—	—

Provision for income taxes from discrete items	(4,920)	(2,300)	(2,800)

Total provision for income taxes	$2,117	$635	$1,010

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statutory tax rate	35.0%	35.0%	34.0%
Tax impact of foreign subsidiaries	(5.6)%	(2.5)%	(11.6)%
State income taxes, net of federal benefit	0.8%	0.6%	1.2%
Uncertain tax matters	0.2%	—%	5.1%
Tax holiday—India (Permanent Difference)	(15.1)%	(19.9)%	(15.1)%
Passive income exemption—Sweden (Permanent Difference)	(3.0)%	(3.7)%	(3.9)%
Other permanent differences	(1.0)%	(5.0)%	(0.7)%
Other	(1.8)%	0.3%	0.6%

Effective tax rate from ongoing operations	9.5%	4.8%	9.6%

Discrete Items:
Release of valuation allowance	(9.0)%	(3.7)%	(7.1)%
Windfall expense related to stock compensation	2.6%	—%	—%
Enhanced R&D deduction—foreign operations	(0.2)%	—%	—%

Effective tax rate after discrete items	2.9%	1.1%	2.5%

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

As of December 31, 2011, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of $57.5 million (net of $11.1 million utilized to offset domestic taxable income for 2011), which are available to offset future federal and certain state income taxes. Approximately $39.0 million of these these remaining NOL carry-forwards were obtained in connection with the recent acquisition of ADAM in February 2011. Portions of these remaining NOL’s will expire in during the years 2020 through 2027.

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

Note 10: Stock Repurchases

Effective June 30, 2011 The Board of Directors of Ebix, Inc. unanimously approved an increase in the size of the Company’s authorized share repurchase plan to acquire up to $100 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $100 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases will be on the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. During 2011 the Company repurchased 3,510,973 shares of its common stock under this plan for total consideration of $63.7 million. During 2010 the Company repurchased 669,978 shares of its common stock for total consideration of $10.6 million.

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

Item 9A: CONTROLS AND PROCEDURES

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

In our opinion, Ebix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ebix, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and the related consolidated financial statement schedule as of December 31, 2011, 2010, and 2009 and our report dated December 7, 2012 expressed an unqualified opinion thereon.

Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

December 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EBIX, INC. (Registrant)

By:	/s/ ROBIN RAINA
Robin Raina
Chairman of the Board, President and Chief Executive Officer

Principal Executive Officer

Date: December 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA (Robin Raina)	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	December 7, 2012 December 7, 2012

/s/ ROBERT F. KERRIS (Robert F. Kerris)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 7, 2012 December 7, 2012

/s/ HANS U. BENZ (Hans U. Benz)	Director	December 7, 2012 December 7, 2012

/s/ PAVAN BHALLA (Pavan Bhalla)	Director	December 7, 2012 December 7, 2012

/s/ NEIL D. ECKERT (Neil D. Eckert)	Director	December 7, 2012 December 7, 2012

/s/ ROLF HERTER (Rolf Herter)	Director	December 7, 2012 December 7, 2012

/s/ HANS UELI KELLER (Han Ueli Keller)	Director	December 7, 2012 December 7, 2012

EXHIBIT INDEX

Exhibits
2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

2.3	Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4	Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.5	Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.6	Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7	Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8	Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference).

2.9	Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008 and incorporated herein by reference.)

2.10	Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.11	IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.12	Agreement and Plan of Merger, dated August 29, 2010, by and amongst Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010 and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.1	Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by

10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference).

10.3	Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company’s Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference).

10.4	Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference).

10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-23261) and incorporated herein by reference).

10.6	Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).

10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director’s Stock Option Plan (filed as Exhibit A to the Company’s proxy statement dated August 12, 1998 and incorporated herein by reference).

10.8	Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9	Severance agreement, between the Company and Richard J. Baum, dated as of October 4, 2000 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11	First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	Share Exchange and Purchase Agreement between the Company and Brit Insurance Holdings PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14	Registration Rights Agreement between the Company and Brit Holdings Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.15	Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company’s S-3 (No. 333-112616), and incorporated herein by reference).

10.16	Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.17	Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18	Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.19	First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2	Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

10.21	Third Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of October 20, 2005, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated herein by reference).

10.22	Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.(incorporated by reference to Exhibit 2.2 on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.23	Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.24	Form of Restricted Stock Agreement under the Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference). +

10.25	Stock Purchase Agreement, dated April 28, 2005, by and between Ebix, Inc. and Craig Wm. Earnshaw (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference).

10.26	Share Purchase Agreement made and entered into as of June 1, 2007, by and among Ebix, Inc, and Luxor Capital Partners, LP, a Delaware limited partnership and Luxor Capital Partners Offshore, Ltd, a Cayman Islands exempted company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference).

10.27	Secured Convertible Note Purchase effective as of December 18, 2007, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.28	2.5% Convertible Secured Promissory Note dated December 18, 2007 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.29	Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.3	Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc. and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed April 14, 2008).

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