Form 10-K/A
period 2011-12-31
EBIX INC
filed 2013-01-11
CIK 814549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 5

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

Explanatory Note

The purpose of this fifth amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012, as first amended on July 6, 2012, secondly amended on November 15, 2012, thirdly amended on December 7, 2012, and fourthly amended on December 7, 2012 is only to correct an inadvertent error related to the filing of XBRL interactive data connected to the third and fourth amendments on December 7, 2012. The Company, when filing the third amendment to Form 10-K on December 7, 2012, unintentionally submitted the required XBRL interactive data as a separate filing on the same date (the fourth amendment). The sole purpose of this amendment is to provide the necessary items and signatures so that the fourth amendment comports with the full requirements of Form 10-K. This amendment should be read in conjunction with the Company’s full 2011 Annual Report on Form 10-K.

EBIX, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K-A

Page
Reference

PART IV

Signatures	4

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EBIX, INC. (Registrant)

By:	/s/ ROBIN RAINA
Robin Raina
Chairman of the Board, President and Chief Executive Officer
Principal Executive Officer

Date: January 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and	January 11, 2013
(Robin Raina)	Chief Executive Officer (principal executive officer)
/s/ ROBERT F. KERRIS (Robert F. Kerris)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	January 11, 2013

/s/ HANS U. BENZ (Hans U. Benz)	Director	January 11, 2013

/s/ PAVAN BHALLA (Pavan Bhalla)	Director	January 11, 2013

/s/ NEIL D. ECKERT (Neil D. Eckert)	Director	January 11, 2013

/s/ ROLF HERTER (Rolf Herter)	Director	January 11, 2013

/s/ HANS UELI KELLER (Han Ueli Keller)	Director	January 11, 2013

EXHIBIT INDEX

Exhibits

2.1	Stock Purchase Agreement dated February 23, 2004 by and among the Company and the shareholders of LifeLink Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 23, 2004 (the “February 2004 8-K”)) and incorporated herein by reference.

2.2	Secured Promissory Note, dated February 23, 2004, issued by the Company (incorporated by reference to Exhibit 2.2 of the February 2004 8-K and incorporated herein by reference).

2.3	Purchase Agreement, dated June 28, 2004, by and between Heart Consulting Pty Ltd. And Ebix Australia Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.4	Agreement, dated July 1, 2004, by and between Heart Consulting Pty Ltd. and Ebix, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 14, 2004 (the “July 14, 2004 8-K”)) and incorporated herein by reference.

2.5	Agreement Plan of Merger by and among Ebix, Finetre and Steven F. Piaker, as shareholders’ Representative dated September 22, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K/A dated October 2, 2006) and incorporated herein by reference.

2.6	Asset Purchase Agreement, dated May 9, 2006, by and among Ebix, Inc., Infinity Systems Consulting, Inc. and the Shareholders of Infinity Systems Consulting, Inc. (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated May 9, 2006) and incorporated herein by reference.

2.7	Agreement and Plan of Merger dated October 31, 2007 by and among Ebix, Inc., Jenquest, Inc. IDS Acquisition Sub. and Robert M. Ward as Shareholder Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated November 7, 2007) and incorporated herein by reference.

2.8	Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference).

2.9	Stock Purchase Agreement by and amongst Ebix, Inc., ConfirmNet Corporation, Ebix Software India Private Limited, ConfirmNet Acquisition Sub, Inc., and Craig Irving, as Shareholders’ Representative (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2008 and incorporated herein by reference.)

2.10	Agreement and Plan of Merger, dated September 30, 2009, by and amongst Ebix, E-Z Data, and Dale Okuno and Dilip Sontakey, as Sellers (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.11	IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.12	Agreement and Plan of Merger, dated August 29, 2010, by and amongst Ebix Inc., A.D.A.M., Inc., and Eden Acquisition Sub, Inc (incorporated here by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010 and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.1	Delphi Information Systems, Inc. 1983 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-45153) and incorporated herein by

10.2	Delphi Information Systems, Inc. Cash Option Profit Sharing Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 33-19310) and incorporated herein by reference).

10.3	Delphi Information Systems, Inc. 1989 Stock Purchase Plan (included in the prospectus filed as part of the Company’s Registration Statement on Form S-8 (No. 33-35952) and incorporated herein by reference).

10.4	Delphi Information Systems, Inc. Non-Qualified Stock Option Plan for Directors (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference).

10.5	Delphi Information Systems, Inc. 1996 Stock Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-23261) and incorporated herein by reference).

10.6	Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).

10.7	Delphi Information Systems, Inc. 1998 Non-Employee Director’s Stock Option Plan (filed as Exhibit A to the Company’s proxy statement dated August 12, 1998 and incorporated herein by reference).

10.8	Delphi Information Systems, Inc. 1999 Stock Purchase Plan (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9	Severance agreement, between the Company and Richard J. Baum, dated as of October 4, 2000 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Sublease agreement dated October 11, 2000, between the Company and Eric Swallow and Deborah Swallow, relating to the premises at 2055 N. Broadway, Walnut Creek, CA. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11	First amendment to lease agreement dated June 26, 2001, between the Company and PWC Associates, relating to premises of Building Two of the Parkway Center, Pittsburgh, PA. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	Share Exchange and Purchase Agreement between the Company and Brit Insurance Holdings PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14	Registration Rights Agreement between the Company and Brit Holdings Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.15	Share Purchase Agreement dated January 16, 2004, by and between Ebix, Inc. and CF Epic Insurance and General Fund (filed as Exhibit 99.1 to the Company’s S-3 (No. 333-112616), and incorporated herein by reference).

10.16	Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.17	Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18	Amended and Restated Revolving Line of Credit from LaSalle Bank, National Association, Amended and Restated Loan and Security Agreement and Pledge Agreement dated April 21, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.19	First Amendment to the Loan and Security Agreement, dated July 1, 2004, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2	Second Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of December 31, 2004, between Ebix, Inc. and LaSalle National Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2005 and incorporated herein by reference).

10.21	Third Amendment to Loan and Security Agreement between Ebix, Inc. and the Company, effective as of October 20, 2005, between Ebix, Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated herein by reference).

10.22	Second Amended and Restated Loan and Security Agreement, dated August 31, 2006 between Ebix, Inc. and LaSalle National Bank.(incorporated by reference to Exhibit 2.2 on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.23	Lease agreement dated January 1, 2002, between LifeLink Building LLC and LifeLink Corporation (which was acquired by Ebix, Inc. in February 2004), relating to the premises at The LifeLink Building located at 1918 Prospector Drive, Park City, UT 84060 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.24	Form of Restricted Stock Agreement under the Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference). +

10.25	Stock Purchase Agreement, dated April 28, 2005, by and between Ebix, Inc. and Craig Wm. Earnshaw (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference).

10.26	Share Purchase Agreement made and entered into as of June 1, 2007, by and among Ebix, Inc, and Luxor Capital Partners, LP, a Delaware limited partnership and Luxor Capital Partners Offshore, Ltd, a Cayman Islands exempted company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference).

10.27	Secured Convertible Note Purchase effective as of December 18, 2007, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.28	2.5% Convertible Secured Promissory Note dated December 18, 2007 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007 and incorporated herein by reference).

10.29	Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.30	Share Purchase Agreement made and entered into as of April 7, 2008 by and among Ebix, Inc. and Ashford Capital Management, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed April 14, 2008).

10.31

Stock Purchase Agreement made and entered into as of April 16, 2008 by and among Ebix, Inc. and Brit Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s

Form 8-K filed April 17, 2008).

10.32	Secured Convertible Note Purchase effective as of July 11, 2008, by and between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.33	2.5% Convertible Secured Promissory Note dated July 11, 2008 by Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 16, 2008 and incorporated herein by reference).

10.34	Amendment to Secured Promissory Note Dated December 18, 2008 entered into as of June 25, 2008 between Ebix, Inc., and Whitebox VSC Ltd., a limited partnership organized under the laws of the British Virgin Islands (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2008 and incorporated herein by reference).

10.35	Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 21, 2009 and incorporated herein by reference).

10.36	Third Amendment to the Second Amended and Restated Loan and Security Agreement between Ebix, Inc. and Bank of America Corporation dated August 27, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.37	Second Amendment to Secured Promissory Note Due December 18, 2009 between Ebix, Inc. and Whitebox VSC, Ltd dated August 24, 2009 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.38	Amendment to Secured Promissory Note Due July 11, 2010 between Ebix, Inc. and Whitebox VSC, Ltd. Dated August 24, 2009 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.39	Convertible Note Purchase Agreement by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.4	Convertible Promissory Note by and between Ebix, Inc. and Whitebox VSC, Ltd dated August 26, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.41	Convertible Note Purchase Agreement by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.42	Convertible Promissory Note by and between Ebix, Inc. and IAM Mini-Fund 14 Limited dated August 26, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference).

10.43	Convertible Note Purchase Agreement by and between Ebix, Inc. and the Rennes Foundation dated August 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 28, 2009 and incorporated herein by reference

10.44	Credit Agreement, dated as of February 12, 2010, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010) and incorporated herein by reference.

10.45	Seventh Amendment to Credit Agreement, dated as of April 20, 2011, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2011) and incorporated herein by reference.

14.1	Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

21.1**	Subsidiaries of the Company.

23.1**	Consent of Cherry, Bekaert and Holland L.L.P.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*	Filed herewith
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2012, for the Company’s fiscal year 2011.

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.