Form 10-K
period 2012-12-31
EBIX INC
filed 2013-03-18
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
Ebix, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0021975 (I.R.S. Employer Identification Number)

5 Concourse Parkway, Suite 3200
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 15, 2013, the number of shares of Common Stock outstanding was 37,147,313. As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $464,704,986 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

EBIX, INC.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
This Form 10-K contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding future economic conditions, operational performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market, and management's plans and objectives. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part I, Item IA, “Risk Factors”, below as well as other reports subsequently filed with the SEC, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company's ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia and India wherein we have significant operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts.
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
You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC's web site, www.sec.gov.

PART I

Item 1: BUSINESS

Company Overview
Ebix, Inc. (“Ebix”, the “Company” “we” or “our”) was founded in 1976 as Delphi Systems, Inc., a California corporation. In December 2003 the Company changed its name to Ebix, Inc. The Company is listed on the NASDAQ Global Market.
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance and financial industries. As of December 31, 2012, approximately 80% of Ebix revenues came from on-demand insurance Exchanges.
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

Acquisition & Integration Strategy

The Company looks at its acquisition strategy as an efficient way to further expand its reach in the insurance sector, as well as an effective utilization of the operating cash generated from its business. However, the Company does not believe that this acquisition strategy is entirely critical to its future profitability or liquidity.  Management looks at acquisitions as a part of the growth strategy but not central to it.  We look at making complimentary accretive acquisitions as and when the Company has sufficient liquidity, assured cash flows, and access to financing at attractive interest rates to do so.

The Company looks to acquire businesses that are complementary to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand process based solutions that simplify insurance industry transactions by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into two different categories - one, wherein the acquired company has products that are competitive to our existing products and services; and two, wherein the acquired company's products and services are an extension of our existing products and services.

In cases where an acquired company's products and services are competitive to our existing products and services, the Company immediately strives towards the goal of providing a single product or service in the functional area, with a common code base around the world rather than have multiple products addressing the same area. In each case, the Company immediately works towards assimilating the best of breed functionality on a common architecture approach, to provide a single product or service to our end customers. The Company's goal remains to provide a simplistic solution for our customer base, while ensuring that any product or service integrates seamlessly with other existing or outside functionalities.  In each case, there could be a period wherein one of the two products/services is not offered for sale while the best of breed solution is being created.  Irrespective of whether the acquired company's product/service is retired or the existing product/service is retired, the Company is focused on maximizing operational efficiency for our business while creating new cutting edge products and services that can replace both existing or acquired product or service offerings in order to make future product sales and maintenance more efficient.

Once an acquisition is consummated, the infrastructure, personnel resources, sales, product management, development, and other factors are integrated as tightly as possible to ensure that efficiencies are maximized and redundancies eliminated. No separate sales, development, product management, implementation or quality control groups are maintained post-closing so as to ensure that the integration is efficient across all fronts. The Company integrates all and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, quality assurance, etc. immediately after an acquisition, to ensure that the Company can rapidly leverage cross-selling opportunities and to realize cost efficiencies. While doing so, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services making it neither practical nor feasible to precisely separately track and disclose the specific revenues and earnings impact from the business combinations we have executed after they have been acquired.  Consequently the concept of “acquisitive growth” versus “organic revenue growth” becomes rather obscure given the dynamics and underlying operating principals of

Ebix's acquisition and growth strategy.  This tactic is a key part of our business strategy that facilitates high levels of efficiency, consistent end-to-end vision for our business, and differentiates the Company from our competitors.

In many of the acquisitions made by the Company, there are contingent consideration terms associated with the achievement of certain designated revenue targets for the acquired Company. In each case where such contingent consideration terms are present, Ebix allows the acquired company to count the new sale of our existing products and services as also their products and services towards meeting the revenue target. This structure allows us to still carry on with our integration strategy while enabling the acquired company to be eligible for a revenue based contingent purchase consideration, irrespective of whether the revenues came from the sale of our existing products/services or from the acquired company's products/services or even completely disparate products/services from complementary functionalities to which the acquired company had no access prior to the acquisition.  Accordingly we are able to maximize operational productivity while allowing the acquired company access to a greater opportunity for a contingent reward.

The Company's integration strategies are targeted at improving the efficiency of our business, centralizing key functions, exercising better control over our operations, and providing consistent technology and product vision across functions, entities and products. All of this is a key part of our business philosophy that enables Ebix to operate at a high level of efficiency, facilitate a consistent end-to-end vision for the industry, and differentiates the Company from other businesses.

Recent Strategic Business Acquisitions
On June 1, 2012 Ebix closed the merger of California based PlanetSoft Holdings, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. The cash portion of the cash purchase consideration was funded using internal cash reserves and available capacity from the Company's commercial bank revolving line of credit. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management.
On November 15, 2011 we closed the merger of Fresno, California based Health Connect Solutions (or "HCS") with a wholly owned subsidiary of Ebix. We paid a total of $18 million in cash consideration for this business acquisition and former shareholders of the business retained the right to earn up to an additional $4 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisition, of which $2.0 million has been earned and paid in 2012. Health Connect, with operations based out of Fresno, California, is a leading online exchange for buyers and sellers of health insurance and employee benefits. Ebix funded this acquisition with internal resources using available cash reserves.
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
During the Company’s third quarter ending September 30, 2010, Ebix: (a) acquired all of the stock of Brazilian-based USIX Technology, S.A. (“USIX”), a provider of broker systems and related services for insurance carriers across Latin America; and, (b) acquired all of the stock of Singapore based E-Trek Solutions PTE Ltd, (“E-Trek”) a provider of underwriting and claims processing services for the insurance industry in Singapore. We paid a total of $8.5 million in cash consideration for these two business acquisitions and the former shareholders of these businesses retain the right to earn up to an additional $6.4 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisitions, of which $1.5 million has been earned and paid. This earnout obligation is fully settled now. Ebix funded these acquisitions with internal resources using available cash reserves.
During the Company’s second quarter ending June 30, 2010, Ebix: (a) acquired all of the assets of Houston, Texas based Connective Technologies, Inc. (“Connective Technologies”) a premier provider of on-demand software solutions for property and casualty insurance carriers in the United States; and, (b) acquired all of the stock of Australian based Trades Monitor a provider of insurance related software services for the Australian insurance industry. We paid a total of $4.1 million in cash consideration for these two business acquisitions and the former shareholders of these businesses retain the right to earn up to an additional $4.5 million if certain revenue targets are achieved over the two-year period subsequent to the effective date of the acquisitions, of which $509 thousand has been earned and paid. Ebix funded these acquisitions with internal resources using available cash reserves.
During the Company’s first quarter ending March 31, 2010, Ebix acquired all of the stock of Brazilian based MCN Technology & Consulting (“MCN”) a provider of software development and consulting services for insurance companies, insurance brokers, and financial institutions in Brazil. We paid a total of $3.1 million in cash consideration for this business acquisition and the former shareholders of MCN retained the right to earn up to an additional $2.0 million if certain revenue targets were achieved over the two-year period subsequent to the effective date of the acquisition, of which $381 thousand has been earned and paid in 2011 and $1.5 million had been earned and paid in 2012 as a full and final settlement of all earn outs due. Ebix funded this acquisition with internal resources using available cash reserves.
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego, Fresno, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Park City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Columbus, Ohio, as well as an additional operations office in Atlanta, Georgia. The Company also has offices in Australia, Brazil, China, Japan, New Zealand, the United Kingdom, Canada and India. In these offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Exchanges	$159,678	$130,638	$94,212
Broker Systems	18,612	18,006	13,841
Business Process Outsourcing (“BPO”)	16,140	14,944	15,586
Carrier Systems	4,940	5,381	8,549
Totals	$199,370	$168,969	$132,188
Information on the geographic dispersion of the Company’s revenues, net income and long-lived assets is furnished in Note 16 to the consolidated financial statements, included elsewhere in this Form 10-K.
Industry Overview
The insurance industry continues to undergo significant consolidation and therefore benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in the desire to reduce paper-based processes and improve efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
Products and Services
The Company’s product and service strategy focuses on: (a) expansion of connectivity between consumers, agents, carriers, and third party providers through its Exchange family of products in the life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors worldwide namely the EbixExchange family of products; (b) worldwide sales and support of P&C back-end insurance and Broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; and, (d) business process outsourcing services, which include certificate origination, certificate tracking, claims adjudication call center, and back office support.
Ebix’s revenue is generated through four main channels in which the Company conducts its operations — specifically: Exchanges, Carrier Systems, Broker Systems, and Business Process Outsourcing. The revenue streams for each of these channels are further described below.
Exchanges: Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, risk management, workers compensation and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States while the P&C exchanges operate primarily in Australia, New Zealand, the United Kingdom, and Brazil. Exchange revenue is derived from two main sources, namely subscription fees associated with accessing the exchange and transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If Ebix builds the interfaces, then additional revenue is derived in the form of professional services charged on time and materials basis.
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
Business Process Outsourcing (“BPO”): Ebix’s primary focus in this channel pertains to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix provides a software-based service for issuance of certificates which the Company markets to its clients in the United States, to issue certificates, which the Company markets, of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is created for our clients using the Ebix service. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue based for each certificate tracked by the Company for its clients.
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
Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry, including carriers, brokers, exchanges and standard making bodies.
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
The Company has spent $24.8 million, $19.2 million, and $13.6 million during the years ending December 31, 2012, 2011 and 2010, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and BPO product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
Competition
Ebix is in a unique position of being the only company worldwide in insurance software markets that provides services in all four of our above listed revenue channels. Conversely, though, this also means that in each of these areas Ebix has different competitors. In fact, in most of these areas Ebix has a different competitor in each country in which we operate. In our Exchange operations Ebix has a different competitor on each line of exchange in each country.
The Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Singapore and India which provides a competitive edge. With its strong focus on quality, our Indian operators consistently deliver cutting edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the United States. Ebix has continued to develop our India operations as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building a knowledge base combined with the ability to hire more professional resources at India's lower cost structure has helped Ebix consistently ensure a strong focus on protecting knowledge as well as delivering projects in a cost effective fashion. The following is a closer and more detailed examination of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange — Ebix operates two main life insurance exchanges in the United States — namely Winflex and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, while LifeSpeed is an order entry platform for life insurance. Both of these exchanges are presently deployed in the United States and the Company is also deploying them in other parts of the world. Ebix has two main competitors in the life exchange area — namely Blue Frog and iPipeline. Ebix differentiates itself from its competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with other broker systems and customer relationship management ("CRM") services with EbixCRM. Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange — Ebix operates an annuity exchange in the United States, AnnuityNet. This exchange is an order entry platform for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. This exchange is presently deployed only in the United States with the Company beginning to deploy it in other parts of the world, such as Latin America. Ebix has one main competitor in the annuity exchange area, Blue Frog. Again, Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
Employee Benefits — Ebix currently provides employee benefit services using three platforms — namely Facts, LuminX, and EbixEnterprise. Collectively, these platforms service approximately nine million lives. These platforms are sold to health carriers and third party administrators. These platforms provide the full range of services such as employee enrollment, claims adjudication, accounting, and employee benefits administration accounting. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest player in the market while there are other similar size competitors, such as Benefit Mall, and Health Axis. This service is presently deployed in the United States and Africa with the Company also marketing it in other parts of the world such as Asia, the Middle East, Australia, New Zealand and the United Kingdom.
P&C Exchanges — Ebix operates P&C exchanges in Australia, New Zealand, the United Kingdom, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix has plans to continue to further deploy these exchanges in the United States, Asia, Europe and Africa. There are presently no competitors in the P&C exchange area in Australia and New Zealand, however, competition may eventually evolve in these markets. Ebix’s main competitor in P&C exchanges in the United States is IVANS. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.
Broker Systems: Ebix has a number of broker system offerings for P&C brokers worldwide - eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions in which Ebix provides such products and services.
eGlobal is sold throughout the world. The product is multilingual and multicurrency and is available in a number of languages such as English, Chinese, Japanese, French, Portuguese, and Spanish. eGlobal is targeted to the medium and large P&C brokers around the world. eGlobal competition tends to be different in each country with no single competitor having a global offering. eGlobal competes with home grown systems and regional players in each country. Its uniqueness comes from of the fact that the product is both multilingual and multicurrency yet still has a common code base around the world with features that are easily activated and deactivated.
WinBeat is a back-end broker system that is currently sold in Australia and New Zealand. It is targeted at small P&C brokers in these countries. The product at present is available only in English and can be deployed in a few hours with minimal training. WinBeat’s competition in Australia and New Zealand comes from local vendors such as Lumley and Sirius, an international vendor. Ebix is also deploying WinBeat in a number of emerging insurance markets such as India and China.
Between eGlobal and WinBeat, Ebix's broker systems customer base in Australia spans 834 of the 960 P&C brokers in Australia giving it in excess of 85% of the broker system’s customer base in this country. Ebix’s broker systems customer base in New Zealand spans 1,500 of the 1,875 P&C brokers in New Zealand giving it 80% of the customer base in this country.

EbixASP is Ebix’s P&C broker systems offering for the US markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has three main competitors in the US — specifically Vertafore, Applied and XDimensional.
BPO Services: Ebix BPO services are enabled by the Company’s SaaS-based proprietary software. Ebix’s BPO service offerings are mainly in the areas of insurance certificate creation and insurance certificate tracking. Ebix’s BPO service offerings currently cater to a large number of Fortune 500 companies in the United States. Further, internationally Ebix offers its BPO services in Canada, Australia and New Zealand., and will be taking this offering to many other parts of the world.
Ebix’s BPO service offering in the insurance certificate issuance area has one main competitor in the United States, namely CSR 24. Due to the highly fragmented market, the EbixBPO service offering in the insurance certificate tracking area also has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Carrier Systems: Ebix has a number of carrier system offerings for P&C carriers - Ebix Advantage and Ebix AdvantageWeb. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the United States and international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed to be multicurrency and multilingual and is deployed in Brazil, the United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, DuckCreek and specialty medical malpractice players like Delphi.
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
Employees
As of December 31, 2012, the Company had 1,903 employees, distributed as follows: 114 in sales and marketing, 1,219 in product development, 466 in back-end operations, and 104 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to be good and comparable to its competition's.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 15, 2013, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	46	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	59	Chief Financial Officer and Corporate Secretary	2007
Graham Prior	56	Corporate Senior Vice President International Business & Intellectual Property	2012
Leon d'Apice	56	Managing Director - Ebix Australia Group Head	2012
James Senge Sr.	52	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.

ROBIN RAINA, 46, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

ROBERT F. KERRIS, 59, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

GRAHAM PRIOR, 56, serves as Corporate Senior Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

LEON d’APICE, 56, serves as the Company’s Managing Director – Ebix Australia Group Head. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner in. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia’s business units.

JAMES SENGE, SR., 52, serves as the Company’s Senior Vice President EbixHealth. Mr. Senge, has been employed with Ebix (as a result of the business acquisition of Acclamation Systems, Inc. in 2008) since 1979. During his over 32 years with the Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.
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
Any materials we file with the Securities and Exchange Commission (“SEC”) may be read at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Certain materials we file with the SEC may also be read and copied at or through our website or at the Internet website maintained by the SEC at www.sec.gov.

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
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns unique to this industry groups. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors' products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed.
We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.
Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty data exchange and with ten corporate customers using our client relationship management platform in the United States. At December 31, 2012, we had $326.7 million of goodwill and $30.9 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or (“SOX”), requires us to evaluate and report on the effectiveness of our internal controls over financial reporting and have our independent auditors as well issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake efforts to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate same in a timely manner.
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

We expect to continue to grow, in part, by making accretive businesses acquisitions. We continue to look for strategic businesses to acquire. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that the Company believes will strengthen Ebix. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, access to the requisite financing resources if needed, and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.
Our recent acquisitions of PlanetSoft and A.D.A.M. as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
The acquisitions of PlanetSoft and A.D.A.M., and other potential future acquisitions, subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, prohibitively higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated time frames or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to integration such acquisitions are:

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
We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our insurance software business also experiences competition from certain large hardware suppliers that sell systems and system components to independent agencies and from small independent developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Pricing strategies and new product introductions and other pressures from existing or emerging competitors could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience. Our Internet facilitated businesses may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.
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
We rely on copyright laws and licenses, and confidentiality-nondisclosure agreements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot provide assurances that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenue is derived internationally including in jurisdictions where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.
If we infringe on the proprietary rights of others, our business operations may be disrupted, and any related litigation could be time consuming and costly.
Third parties may claim that we have violated their intellectual property rights. Any such claim, with or without merit, could subject us to costly litigation and divert the attention of key personnel. To the extent that we violate a patent or other intellectual property right of a third party, we may be prevented from operating our business as planned, and we may be required to pay damages, to obtain a license, if available, to use the right or to use a non-infringing method, if possible, to accomplish our objectives. The cost of such activity could have a material adverse effect on our business.
We face risks in the transmittal of individual health-related information.
We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Outsiders may access information by breaching our security systems or by inappropriate actions of our personnel. Our risks would include damage of our reputation, additional costs to address and remediate any problems encountered as well as litigation and potential financial penalties.
We depend on the continued services of our senior management and our ability to attract and retain other key personnel.
Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel particularly Robin Raina, our President and Chief Executive Officer, and Chairman of the Board. Since becoming Chief Executive Officer of the Company in 1999, Mr. Raina's strategic direction for the Company and implementation of such direction has been instrumental in our profitable turnaround and growth. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees. If we are not able to attract and retain key skilled personnel, our business could be harmed.
Our international operations are subject to a number of risks that could affect our revenues, operating results, and growth.

We market our products and services internationally and plan to continue to expand our Internet-based services to locations outside of the United States. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Singapore, and England, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

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
We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries we conduct operations because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase if we expand our operations overseas. We will monitor changes in our exposure to exchange rate risk that result from changes in our business operations.
Risks Relating to Litigation and Regulation

The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I, Item 3 - Legal Proceedings” and  “Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Commitments and Contingencies” of this Report. Ebix cannot predict the outcome of these or any other legal matters. In the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering directors' and officers' liability are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
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
In a future period, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has sometimes experienced extreme price and volume fluctuations recently. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

•	announcements of new services, products, or technological innovations, or strategic relationships by us or our competitors;

•	announcements of business acquisitions or strategic relationships by us or our competitors;

•	trends or conditions in the insurance, software, business process outsourcing and Internet markets;

•	changes in market valuations of our competitors; and

•	general political, economic and market conditions.

In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to a specific company's operating performance. As a result, investors may not be able to sell shares of our common stock at or above the price at which an investor paid. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Any securities litigation would involve substantial costs and our management's attention could be diverted from our business.
Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors related to our revenues or operating expenses in any particular period. Results of operations during any particular period are not necessarily an indication of our results for any other period. Factors that may adversely affect our periodic results may include the loss of a significant insurance agent, carrier or broker relationship or the merger of any of our participating insurance carriers with one another. Our operating expenses are based in part on our expectations of our future revenues and are partially fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.
Provisions in our articles of incorporation, bylaws, and Delaware law may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by our shareholders.
Our certificate of incorporation and bylaws, and the provisions of Delaware law may delay, prevent or otherwise make it more difficult to acquire us by means of a tender offer, a proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage coercive takeover practices and inadequate takeover bids, and to encourage persons seeking to acquire control of us to first negotiate with us. We are subject to the “business combination” provisions of Section 203 of the Delaware General Corporation Law. In general, those provisions prohibit a publicly held Delaware corporation from engaging in various “business combination” transactions with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

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

1B: UNRESOLVED STAFF COMMENTS
None.

Item 2: PROPERTIES
The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 39,831 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 7,762 square feet in Park City, Utah, 4,148 square feet in Dallas, Texas (which is currently being subleased), 13,303 square feet in Herndon, Virginia, 10,765 square feet in Hemet, California, 11,500 square feet in Pittsburgh, Pennsylvania, 5,300 square feet in Portland, Michigan, 7,000 square feet in San Diego, California, 2,826 square feet in Miami, Florida, 16,472 square feet in Pasadena, California, 4,384 square feet in Lynchburg, Virginia, 5,289 square feet in Columbus, Ohio, 4,400 square feet in Houston, Texas, 1,980 square feet in Bohemia, New York, 4,864 square feet in Norwalk, Connecticut, 3,380 square feet in Fresno, California, and 4,050 square feet in Santa Barbara, California. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, Japan, and London for support and sales offices. The Company owns three facilities in India with total square footage of approximately 65,000 square feet and leases an additional five facilities. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.

Item 3: LEGAL PROCEEDINGS

Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim.  On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. The parties will now move into the discovery phase of the litigation. In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by a shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia). The second such derivative action was brought by a shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by a shareholder named Hotel Trades Council and Hotel Association of New York City Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman and Spagnola cases have been stayed pending the completion of expert discovery in the shareholder class action suit. The Company denies any liability and intends to defend the federal and derivative actions vigorously.  The likelihood of an unfavorable outcome for this matter is not estimable.
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

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2012 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of March 15, 2013, there were 156 registered holders of record of the Company’s common stock.
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2012 and 2011.

Year Ended December 31, 2012	High	Low
First quarter	$26.19	$20.89
Second quarter	23.49	16.84
Third quarter	24.62	19.99
Fourth quarter	24.00	15.75

Year Ended December 31, 2011	High	Low
First quarter	$29.72	$21.39
Second quarter	24.03	17.87
Third quarter	20.93	14.23
Fourth quarter	22.66	13.56
Holders
As of March 15, 2013, there were 37,147,313 shares of the Company’s common stock outstanding.
Dividends

In the 4th quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share. This same quarterly dividend per share was paid again in February 2012. The dividend rate was increased to $0.05 per common share effective with the dividend payment made in May 2012, and that same dividend payment was made in August 2012 and November 2012. On November 7, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 50% to $0.075 cents per common share of the Company's common stock, which was paid in February 2013.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2012 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	1,908,633	$3.33	962,563
—2010 Stock Incentive Plan	90,000	$18.76	4,834,608
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	1,998,633	$4.03	5,797,171

Sales or Issuances of Unregistered Securities

On June 1, 2012, to fund part of the consideration paid for the purchase of PlanetSoft Holdings, Inc. ("PlanetSoft"). we issued 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate to the former owners of PlanetSoft who were accredited investors within the meaning of Rule 501 of Regulation D. The Company relied upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under in making this sale in a private placement to accredited investors who acquired the shares for investment purposes.
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
On August 26, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “IAM Agreement”) with IAM Mini-Fund 14 Limited (“IAM” or the “Holder”), a fund managed by Whitebox. As a result of the transactions consummated by the IAM Agreement the Company issued a Convertible Promissory Note (the “IAM Note”) with a date of August 26, 2011 (the “Maturity Date”) in the original principal amount of $1.0 million, which was convertible into shares of our common stock at a price of $16.00 per share, subject to certain adjustments as set forth in the IAM Note. The IAM Note had a 0.0% stated interest rate. In November 2010 IAM elected to fully convert all of the then remaining IAM Note. The Company settled this conversion election by paying $1.0 million in cash with respect to the principal component, paying $221 thousand in cash for a portion of the conversion spread, and issuing 7,478 shares of Ebix common stock for the remainder of the conversion spread.
On August 25, 2009, we entered into an unsecured Convertible Note Purchase Agreement (the “Rennes Agreement”) with the Rennes Foundation (“Rennes” or the “Holder”). As a result of the transactions consummated by the Rennes Agreement the Company issued a Convertible Promissory Note (the “Rennes Note”) with a date of August 25, 2011 (the “Maturity Date”) in the original principal amount of $5.0 million, which was convertible into shares of Ebix common stock at a price of $16.67 per share, subject to certain adjustments as set forth in the Rennes Note. The Rennes Note has a 0.0% stated interest rate. Previous to this transaction Rennes has been and continues to be a beneficial owner of the Company, with a beneficial ownership percentage of approximately 9.6%. In April 2011 the Rennes Foundation elected to fully convert the Rennes Note. The Company settled this conversion election by paying $5.00 million in cash with respect to the principal component, and paying $1.8 million in cash with respect to the conversion spread. Rolf Herter, a member of our Board of Directors, is also a director of the Rennes Foundation.
The Company also previously had a $15.0 million convertible note with Whitebox, originally dated July 11, 2008. In February 2010 Whitebox fully converted the remaining principal on the $15 million note in the amount of $4.39 million and accrued interest in the amount of $62 thousand into 476,662 shares of the Company’s common stock.
Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2012 the Company repurchased 983,818 shares of our common stock for a total aggregate purchase price of $18.4 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix as of December 31, 2012, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2011	4,472,308	4,472,308	$—	$23,751,000
January 1, 2012 to March 31, 2012	—	—	$—	$23,751,000
April 1, 2012 to June 30, 2012	506,700	506,700	$18.54	$14,355,000
July 1, 2012 to September 30, 2012	280,818	280,818	$20.49	$8,601,000
October 1, 2012 to October 31, 2012	—	—	$—	$8,601,000
November 1, 2012 to November 30, 2012	196,300	196,300	$16.42	$5,377,000
December 1, 2012 to December 31, 2012	—	—	$—	$5,377,000
Total	5,456,126	5,456,126		$5,377,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective March 31, 2011 the Company’s Board of Directors unanimously approved an increase in the size of the Company’s authorized share repurchase plan from $15.0 million to $45.0 million, and then again on June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and is completed in the subsequent twelve months if possible.

Item 6: SELECTED FINANCIAL DATA
The following data for fiscal years 2012, 2011, 2010, 2009, and 2008 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

(In thousands except per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Results of Operations:
Revenue	$199,370	$168,969	$132,188	$97,685	$74,752
Operating income	77,008	68,748	52,507	39,256	29,264
Net income	$70,569	$71,378	$59,019	$38,822	$27,314
Net income per share:
Basic*	$1.91	$1.89	$1.69	$1.24	$0.93
Diluted*	$1.80	$1.75	$1.51	$1.03	$0.76
Shares used in computing per share data:
Basic*	36,948	37,742	34,845	31,398	29,514
Diluted*	39,100	40,889	39,018	38,014	36,780
Cash dividend per common share	$0.19	$0.04	$—	$—	$—
Financial Position:
Total assets	$516,946	$411,182	$303,300	$262,167	$141,167
Short-term debt	11,995	6,667	10,157	52,487	37,192
Long-term debt	69,278	40,083	25,000	—	15,000
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$362,155	$316,115	$231,268	$170,743	$70,142
* Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2007, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
EBIX, INC.	$100	$98	$200	$291	$273	$200
NASDAQ STOCK MARKET (U.S.)	$100	$59	$86	$100	$98	$114
NASDAQ COMPUTER	$100	$53	$91	$107	$107	$121

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity.
The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, pricing levels and actions by competitors, regulatory matters, general economic conditions, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, the adequacy of our insurance coverage, and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof or variations thereon or comparable terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
OVERVIEW
Ebix, Inc. is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for all entities involved in the insurance industry. Approximately 78% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2012, combined subscription-based and transaction-based revenues increased by $15.3 million to $155.5 million, while as a percentage of the Company's total revenues declined to 78% in 2012, as compared to 83% in the year 2011.  Subscription based revenues increased by $9.4 million to $119.9 million, while as a percentage of the Company's total revenues declined to 60% 2012, as compared to 65% in the year 2011. The Company’s technology vision is to focus on convergence of all insurance processes in a manner such that data can seamlessly flow from entity to entity once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance industry has undergone significant consolidation over the past several years driven by the need for, and benefits from, economies of scale in providing insurance in a competitive environment. The insurance markets have continuously increased their demands for cutting edge solutions to reduce paper based processes and improve efficiency both at the back-end side and at the consumer end side of their insurance transaction processing. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the world-wide insurance industry will continue to experience significant change and the need for increased efficiencies through online exchanges and streamlined processes. The changes in the insurance industry are likely to create new opportunities for the Company.
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
The key performance indicators for the twelve months ended December 31, 2012, 2011, and 2010 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2012	2011	2010
Revenue	$199,370	$168,969	$132,188
Revenue growth	18%	28%	35%
Operating income	$77,008	$68,748	$52,507
Operating margin	39%	41%	40%
Net Income	$70,569	$71,378	$59,019
Diluted earnings per share	$1.80	$1.75	$1.51
Cash provided by operating activities	$72,295	$70,642	$51,778

RESULTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Operating revenue:	$199,370	$168,969	$132,188
Operating expenses:
Costs of services provided	38,133	33,589	29,599
Product development	24,825	19,208	13,607
Sales and marketing	16,687	13,642	6,372
General and administrative	33,562	26,268	24,065
Amortization and depreciation	9,155	7,514	6,038
Total operating expenses	122,362	100,221	79,681
Operating income	77,008	68,748	52,507
Interest income (expense), net	(1,100)	(202)	(383)
Other non-operating income	190	647	6,319
Foreign exchange gain	1,931	4,302	1,211
Income before taxes	78,029	73,495	59,654
Income tax expense	(7,460)	(2,117)	(635)
Net income	$70,569	$71,378	$59,019
TWELVE MONTHS ENDED DECEMBER 31, 2012 AND 2011
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2012 and 2011.

	For the Year Ended December 31,
(dollar amounts in thousands)	2012	2011
Exchanges	$159,678	$130,638
Broker Systems	18,612	18,006
Business Process Outsourcing (“BPO”)	16,140	14,944
Carrier Systems	4,940	5,381
Totals	$199,370	$168,969
During the twelve months ended December 31, 2012 our total revenue increased $30.4 million or 18%, to $199.4 million compared to $169.0 million in 2011. The increase in revenues is a summation of revenue from business acquisitions completed during 2012 and 2011 and the continued growth achieved in our Exchange channel, partially offset in the aggregate by a reduction in BPO revenues which were affected by the downturn in the construction industry, and a reduction in health revenues due to uncertainty associated with the health reform movement. In regards to business acquisitions, the Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2012 and 2011 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed consolidated financial statements, combined revenues increased 1.3% for the year 2012 versus full year 2011, whereas there was a 18.0% increase in reported revenues for the same comparative periods. The cause for the difference between the 18.0% increase in reported 2012 revenue versus 2011 revenue, as compared to the 1.2% increase in 2012 pro forma versus 2011 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2011 and 2012, specifically ADAM, HealthConnect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, with the Company's pre-existing operations. The 2012 and 2011 pro forma financial information assumes that all such business acquisitions were made on January 1, 2011, whereas the Company's reported financial statements for 2012 only includes the revenues from the businesses since the effective date that they were acquired by Ebix, and therefore includes seven months of actual financial results of PlanetSoft, seven months of Fintechnix, five months of TriSystems, nine months of BSI and nine months of Taimma. Similarly, the 2011 pro forma financial information includes a full year of results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the year ended December 31, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011, only 1.5 months of HealthConnect, and no revenue for PlanetSoft.

Also partially effecting reported revenues was the impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations. During each of the years 2012, 2011, and 2010 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $(1.2) million, $4.2 million, and $4.6 million, respectfully.
Supplemental Information - The Pro forma revenues of the Company for 2012 included a drop of $5.63 million as compared to Pro forma 2011 revenues, on account of uncertainty created by the health reform movement, decision to exit from certain unprofitable health insurance related activities, the de-emphasizing of certain customer channels in Brazil, and the weakening of the Brazilian currency by approximately 14% year over year. Excluding the decrease in revenue from these specific health insurance areas and Brazil, the Company's then adjusted 2012 Pro forma revenues increased 3.9% as compared to 2011 pro forma revenues.

The above referenced pro forma table and the relative change in pro forma and actual revenues is based on the following premises:

•
2011 and 2012 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
2011 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

The specific components of our revenue and the changes experienced during the past year are discussed further below.
Exchange division revenues increased $29.0 million or 22% due to the increased number of new exchange clients, and cross selling of services to existing clients.
Broker Systems division revenue increased $606 thousand or 3% due to growth realized related to services delivered by on-demand back-end systems, designed for use by insurance brokers.
BPO division revenues increased by $1.2 million or 8% due primarily to services provided to CurePet. The Company's performance in this product channel continues to being partially adversely affected by the downturn in the construction and housing industry which accounts for almost a third of the insurance certificates created.
Carrier Systems division revenue decreased $0.4 million or 8% due to the lack of demand by large insurance carriers for perpetually licensed back-end systems. The Company has developed and launched new on-demand products and services for prospective clients in this market that will facilitate a subscription-based recurring model. Insurance carriers are now beginning to deploy these new technologies and increase their spending for system development.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $4.5 million or 14%, from $33.6 million in 2011 to $38.1 million in 2012. This increase is due to additional personnel, facility, and customer support costs associated with the acquisitions of HealthConnect (completed in November 2011), PlanetSoft (completed in June 2012) and other businesses acquired during 2012.

Product Development Expenses
Product development expenses increased $5.6 million or 29%, from $19.2 million in 2011 to $24.8 million in 2012. The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. The cost increase incurred in 2012 was associated with the expansion of our research and development efforts dedicated to the provision of additional on-demand based products and services in support of each of our product channels, and is most significantly attributable to the incremental staffing and related personnel costs that were incurred during the year.
Sales and Marketing Expenses
Sales and marketing expenses increased $3.0 million or 22%, from $13.6 million in 2011 to $16.7 million in 2012. Approximately half or $1.4 million of this increase is associated with the fairly recent business acquisitions of HealthConnect and PlanetSoft, the remaining increase in expenses is due to $0.5 million of additional advertising and trade show costs, and $1.3 million of additional personnel costs in connection with sales personnel that were hired to support the continued expansion and increase in revenues generated by our Exchange and Carrier Systems channels.
General and Administrative Expenses
General and administrative expenses increased $7.3 million or 28%, from $26.3 million in 2011 to $33.6 million in 2012. This increase is primarily due to approximately $6.7 million of additional personnel and facility related costs associated with increased staffing necessary to support our expanding operations, a $2.1 million year over year reduction in gains associated with reductions to contingency based earn out accruals pertaining to previous business acquisitions made in 2011 and 2010, $0.4 million of additional travel related costs, and $0.3 million of additional financing costs related to our credit facilities. Partially offsetting these cost increases was a net benefit in the amount of $1.0 million related to a termination fee received by the Company in connection with an business acquisition that was not completed (net of directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker), a decrease in $0.7 million decrease in audit and legal expenses, and a $0.5 million decrease in provisions for doubtful accounts.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.6 million, or 22%, from $7.5 million in 2011 to $9.2 million in 2012, primarily due to additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with the acquisitions of BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, and $337 thousand of additional depreciation expenses in connection with the purchases of equipment and facilities necessary to support our continued expanding operations.
Interest Income
Interest income decreased $116 thousand or 21% from $557 thousand in 2011 to $441 thousand in 2012 primarily due to less earnings realized from funds invested in foreign banks.
Interest Expense
Interest expense increased $782 thousand or 103% from $759 thousand in 2011 to $1.5 million in 2012. Interest expense increased due to the fact that the average outstanding balance on the Company's revolving credit facility increased from $20.9 million for the year 2011 as compared to $32.4 million for the year 2012.
Other Non-Operating Income
Other non-operating income of $190 thousand for the year ending December 31, 2012 pertains to gain recognized in regards to the net decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Foreign Exchange Gain
Net foreign exchange gains of $1.9 million for the year ended December 31, 2012 consisted of $774 thousand of gains recognized upon the re-measuring of certain intercompany debt obligations and $1.1 million of gains recorded in connection with the changes in the fair value of related derivative instruments the Company holds to hedge the impact of fluctuations in the exchange rates in the foreign jurisdictions in which we conduct operations.

Income Taxes
The Company recognized a net tax expense of $7.5 million for the year ended December 31, 2012 as compared to the $2.1 million net tax expense for the year ended December 31, 2011, representing a $5.3 million or 252% increase. The primary factor contributing to the tax expense increase is that in the year 2011 the Company released the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. As a result of the release of the valuation allowances in 2011 the Company recognized a tax benefit of $4.7 million (net of $1.9 million income tax expense pertaining to charges associated with windfall gains realized from tax deductions in connection with exercised stock options and vested restricted stock grants. The Company's tax provision for the year of 2012 reflects an effective tax rate of 9.6%, which is essentially consistent with the 9.5% effective tax rate for the year 2011. Facilitating our relatively low consolidated world-wide effective tax rate is the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2012 are as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe (United Kingdom)	Sweden	Total
Pre-tax income	$6,604	$1,289	$420	$1,465	$25,188	$292	$35,708	$67	$6,996	$78,029
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	—%	24.0%	—%

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

During the twelve months ended December 31, 2011 our total revenue increased $36.8 million or 28%, to $169.0 million compared to $132.2 million in 2010. The increase in revenues is primarily the result of revenue from the acquisition of ADAM since February 2011, revenue from business acquisitions made during 2010, and continued growth achieved in our Exchange channel. $23.1 million of ADAM's operating revenues recognized since February 7, 2011 are included in the Company's revenues reported in its consolidated statement of income for the year ended December 31, 2011. The Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2011 and 2010 on a pro forma basis combined revenues increased 2.8% for the year 2011 versus full year 2010, whereas there was a 27.8% increase in reported revenues for the same comparative periods. The 2.8% increase in pro forma revenues is associated with a 0.7% decrease in full year 2011 versus 2010 revenues pertaining to the businesses acquired during the years 2010 and 2011(i.e. ADAM, HealthConnect, MCN, Trades Monitor, Connective Technologies, USIX, and E-Trek), offset by a 3.5% increase in revenues associated with Ebix's legacy operations preceding these business acquisitions. The cause for the difference between the 27.8% increase in reported 2011 revenue versus 2010 revenue, as compared to the 2.8% increase in 2011 pro forma versus 2010 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during years 2010 and 2011 with the Company's pre-existing operations. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During each of the years 2011, 2010, and 2009 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $4.2 million, $4.6 million, and $(1.9) million, respectfully. The above referenced pro forma analysis is based on the following premises:

•	Legacy business refers to all existing businesses as of January 1, 2010

•	2011 pro forma does not contain annualized revenue of the acquired entities after the acquisition date, and instead contains their actual revenues for the months prior to their acquisition date.

•	Revenue billed to existing clients from cross selling of acquired products has been assigned to the non-legacy section of our business.

•	Any existing legacy products sold to new customers acquired through the acquisition customer base, has also been assigned to the non-legacy bucket.

•
2010 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date as also revenues from some customers whose contracts had to be discontinued. This is typically been done for efficiency and/or competitive reasons.

The specific components of our revenue and the changes experienced during the past year are discussed further below.
Exchange division revenues increased $36.4 million or 39% due to the increased number of new exchange clients, cross-selling of services to existing clients.
BPO division revenues decreased slightly by $642 thousand or 4% with the Company's performance in this product channel being partially affected by the downturn in the construction and housing industry which accounts for almost a third of the insurance certificates created.

Broker Systems division revenue increased $4.2 million or 30% due to growth realized related to services delivered by on-demand back-end systems, designed for use by insurance brokers.
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
Foreign Exchange Gain
Net foreign exchange gains of $4.3 million for the year ended December 31, 2011 consisted of $6.9 million of gains recognized upon the re-measuring of certain intercompany debt obligations partially offset by $2.6 million of losses recorded in connection with the changes in the fair value of related derivative instruments the Company holds to hedge the impact of fluctuations in the exchange rates in the foreign jurisdictions in which we conduct operations.
Income Taxes
The Company recognized a net tax expense of $2.1 million for the year ended December 31, 2011, as compared $635 thousand of income tax expense recognized for the year ended December 31, 2010 representing a $1.5 million or 233% increase. The primary factor contributing to the tax expense increase is that is that in the year 2010 the Company released its valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from some prior earlier business acquisitions, recognizing a $2.3 million benefit. The Company's tax provision for the year, before the effect of discrete items, was an expense of $6.9 million and reflects an effective tax rate 9.5% as compared to the 4.8% effective tax rate for the same period a year earlier. The effective rate increased primarily due to an increased proportion of our taxable income having been generated in jurisdictions with higher tax rates. Included in the discrete items recognized during the year ended December 31, 2011 were the releases of the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. The valuation allowances were released based on analysis of the levels of taxable income being generated by these business units, available prudent and feasible tax planning strategies, and an analysis of the relevant income tax regulations. As a result of the release of the valuation allowances the Company recognized a tax benefit of $6.6 million. Also included in recognized discrete items was a $1.9 million income tax expense pertaining to charges associated with windfall gains realized from tax deductions in connection with exercised stock options and vested restricted stock grants, and a $233 thousand income tax benefit from certain enhanced research and development tax deductions realized in our foreign operations. Facilitating our relatively low consolidated world-wide effective tax rate is the advantages the Company realizes from conducting activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2011 was as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Sweden	Total
Pre-tax income	$12,043	$831	$1,260	$2,734	$18,084	$488	$31,715	$6,340	$73,495
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	30.0%	—%	—%

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
The Company also intends to use a portion of its operating cash flows to continue issuing dividends to its shareholders in the foreseeable future, while remaining dedicated to using most of its cash to generate improvement in future earnings by funding organic growth initiatives and accretive business acquisitions.

We believe that anticipated cash flow provided by our operating activities, together with current cash balances and access to our credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs, cash flows, and the general market conditions for credit and equity securities may be subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing facilities will be available in amounts or on terms acceptable to us, if at all.
We continue to strategically evaluate our ability to sell additional equity or debt securities, and to expand existing or obtain new credit facilities from lenders in order to strengthen our financial position. The sale of additional equity or debt securities could result in dilution to our shareholders. We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. During 2013 the Company intends to utilize its cash and other financing resources towards making strategic accretive acquisitions in the insurance data exchange arena, to fund new product development and service offerings, and to fund organic growth initiatives.
Our cash and cash equivalents were $36.4 million and $23.7 million at December 31, 2012 and 2011, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of March 15, 2013 is presented in table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$8,345	$3,263	$963	$7,767	$9,345	$3,098	$4,834	$2,227	$16	$39,858
Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense but will not adversely impact the Company’s liquidity position. Specifically our software and product development operations in India benefit from a tax holiday which will continue through 2015; as such the Company's local India taxable income derived from export activities in support of our operating divisions around the world is not taxed. After the tax holiday expires such taxable income generated by our India operations will be taxed at 50% of the normal Indian 33.99% corporate tax rate for a period of five years. During 2012 the tax holiday in India had the effect of reducing income tax expense by $12.3 million or approximately $0.315 per diluted share. However the Company's operating cash savings in regards to outlays for taxes, was effectively only $5.3 million, since $7.0 million of Minimum Alternative Tax (“MAT”) taxes were assessed and paid against 2012 income during the year ended December 31, 2012, as advance payments made in 2012 for taxes due beyond 2014 in India.
The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore improved net income by $1.8 million or approximately $0.045 per diluted share in 2012.
Our current ratio improved to 1.44 at December 31, 2012 as compared to 1.28 at December 31, 2011, and our working capital position increased to $25.0 million at December 31, 2012 as compared to $14.0 million at the end of 2011. The improvement in our short-term liquidity position is primarily due to an increase in available cash resources as supported by our operating activities and increased trade accounts receivable associated with our growing business. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Acquisitions

The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to

Ebix's existing products and services. During the year ended December 31, 2012, the Company executed and completed five business acquisitions including PlanetSoft Holdings, Inc. which is discussed further below; the other acquisitions were not material individually or in the aggregate.
Effective June 1, 2012 Ebix closed the merger of California based PlanetSoft Holdings, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2012, the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2011 the total of these contingent liabilities was $7.6 million.
Operating Activities
For the twelve months ended December 31, 2012, the Company generated $72.3 million of net cash flow from operating activities compared to $70.6 million for the year ended December 31, 2011, representing a 2% increase. The major sources of cash provided by our operating activities for 2012 was net income of $70.6 million, net of $252 thousand of net non-cash losses recognized on derivative instruments and foreign currency exchange, $(4.8) million of deferred tax benefits, $9.2 million of depreciation and amortization, $2.1 million of non-cash share-based compensation, $(0.7) million of acquisition earnout reductions, and $(4.3) million for working capital requirements primarily associated with increased trade accounts receivables, and decreased accrued payroll and related benefits and other current liabilities.
For the twelve months ended December 31, 2011, the Company generated $70.6 million of net cash flow from operating activities. The major sources of cash provided by our operating activities for 2011 was net income of $71.4 million, net of $(4.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(5.7) million of deferred tax benefits, $7.5 million of depreciation and amortization, $2.2 million of non-cash share-based compensation, $(2.8) million of acquisition earnout reductions, and $2.1 million provided from working capital primarily associated with increased trade accounts payable and increased deferred revenue liabilities.
Investing Activities
Net cash used for investing activities totaled $63.4 million for the twelve months ended December 31, 2012. During the year the Company used $35.1 million to acquire PlanetSoft in June 2012 (net of $78 thousand cash acquired), and $20.0 million in the aggregate to complete four other business acquisitions during the year which were not material individually or in the aggregate. In addition $2.0 million was used to complete a minority investment in CurePet. Also during this past year in the aggregate $5.0 million was paid in connection with the fulfillment of earnout payment obligations from certain prior business acquisitions made in 2011 and 2010. In addition during the year $681 thousand was provided from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, and $2.0 million was used for capital expenditures in connection with purchases of operating equipment to enhance the performance of our technology platforms and to support the continued growth of our businesses.
Net cash used for investing activities totaled $13.3 million for the twelve months ended December 31, 2011. During the year the Company used $17.9 million to acquire Health Connect Solutions in November 2011 (net of $55 thousand cash acquired), and $3.5 million was obtained from the February 2011 acquisition of ADAM (net of $944 thousand used to settle outstanding ADAM stock options). Also during 2011 the Company paid $577 thousand in the aggregate to fulfill earnout payment obligations from certain prior business acquisitions made in 2008, 2009, and 2010. Also during the prior year $4.5 million was provided from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, and $2.8 million was used for capital expenditures.

Financing Activities
Net cash provided from financing activities during the twelve months ended December 31, 2012 was $6.9 million. Financing cash inflows were primarily comprised of $25.9 million of proceeds (net of $19.1 million of principal repayments) from our term loan facility with Citibank, N.A. ("Citibank") and previously Bank of America, N.A. (“BOA”), $6.1 million of proceeds (net of $31.8 million of repayments to Citibank and BOA) from our revolving credit facility with Citibank, and $1.0 million from the excess tax benefits associated with share-based compensation. Partially offsetting these financing cash inflows were $18.4 million used to make open market repurchases of our common stock, $7.0 million was used to pay common stock cash dividends, and $884 thousand was used to service existing capital lease obligations.
Net cash used for financing activities during the twelve months ended December 31, 2011 was $54.9 million. This financing cash outflow was comprised of $63.7 million used to complete open market repurchases of our common stock, $6.8 million used to settle a previously issued convertible debt instrument, $1.5 million used to pay cash dividends to the holders of our common stock, and $300 thousand was used to service existing capital lease obligations. Partially offsetting these financing cash outflows were $9.8 million of proceeds (net of $6.4 million of principal repayments) from our term loan facility with BOA, $6.8 million of proceeds (net of $33.5 million of repayments) from our revolving credit facility with BOA, and $644 thousand from the excess tax benefits associated with share-based compensation.
Commercial Bank Financing Facility
    On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% and stood at 1.71% at December 31, 2012. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is and will be used by the Company to fund working capital requirements in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.
On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to Bank of America N.A. (“BOA”). The aggregate amount of the payment was $45.1 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA's commitment to extend further credit to the Company terminated.
    At December 31, 2012 the outstanding balance on the revolving line of credit was $37.8 million and the facility carried an interest rate of 1.71%. This balance is included in long-term liabilities section of the consolidated balance sheet. During the twelve months ending December 31, 2012 the average and maximum outstanding balance on the revolving line of credit was $32.4 million and $37.8 million, respectively.
At December 31, 2012, the outstanding balance on the term loan was $40.9 million of which $11.4 million is due within the next twelve months. This term loan also carried an interest rate of 1.71%. During the twelve months ended December 31, 2012 $4.1 million of scheduled payments were against the existing term loan with Citibank and $1.7 million of scheduled payments were made against the term loan previously with BOA. The current and long-term portions of the term loan are included in the respective current and long-term sections of the consolidated balance sheets.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2012. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$37,840	$—	$—	$37,840	$—
Short and Long-term Debt	43,433	11,995	22,963	8,475	—
Operating leases	15,382	4,854	5,803	3,338	1,387
Capital Leases	585	303	282	—	—
Total	$97,240	$17,152	$29,048	$49,653	$1,387
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In July 2012, the FASB issued new technical guidance regarding an entity's evaluation of indefinite-lived intangible assets for possible impairment. Under this new guidance an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance the related technical accounting guidance. Under this guidance an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This new technical guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not yet adopted this new guidance, and accordingly applied quantitative methods to evaluate its indefinite-lived intangible assets for impairment during 2012. The Company will adopt the new technical guidance in 2013.
In June 2011, the FASB issued new financial reporting guidance regarding the reporting of "other comprehensive income, or (OCI)". This guidance revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of OCI. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The new reporting guidance does not change the items that must be reported in OCI. This new reporting standard is effective for interim and annual periods beginning after December 15, 2011, however, the FASB recently decided to defer the effective date for the part of this new guidance that would require adjustments of items out of accumulated other income to be presented as components of both net income and other comprehensive income in financial statements. Those changes would have been effective for annual and interim periods beginning on or after December 15, 2011, but are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted this new guidance during 2012. It did not have a material impact on our financial position or operating results as the only element of comprehensive income relevant to Ebix is in regards to cumulative foreign currency translation adjustments.

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
In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance was applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance in 2011 and applied it to the disclosures regarding our recent acquisitions of ADAM, Health Connect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems.

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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets of acquired businesses. The Company applies the provisions of the FASB’s accounting guidance on goodwill and other intangible assets which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The testing involves comparing the reporting unit and intangible asset carrying values to their respective fair values; we determine fair value by applying the discounted cash flow method using the present value of future estimated net cash flows. The cash flow projections are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. During the twelve months ended December 31, 2012, 2011, and 2010, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.
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
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. If those earnings were not considered indefinitely invested, the amount of such unrecognized deferred tax liability as of December 31, 2012 would have been approximately $71.8 million.
The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. This guidance clarified the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (“Step 1”) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (“Step 2”) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement

Foreign Currency Translation
Our reporting currency is the U.S. dollar. For most of our foreign subsidiaries, with the exception of India and Singapore, the functional currency is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s functional currency is included in the determination of net income. Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, including its recent acquisition of PlanetSoft, and the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. Management believes that the acquisition of PlanetSoft in combination with the other four business acquisitions completed during the current year and the cumulative effect of business acquisitions made over the last few years which in turn has necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency. Had the change in the functional currency designation for our India and Singapore subsidiaries not been made, the Company would have incurred and recognized approximately $49 thousand of additional foreign currency exchange gains during the year ended December 31, 2012. Furthermore, a portion of monetary assets and liabilities for these two foreign subsidiaries that are denominated in foreign currencies are re-measured into U.S. dollars at the exchange rates in effect at each reporting date. These corresponding re-measurement gains and losses are included as a component of foreign currency exchange gains and losses in the accompanying Consolidated Statements of Income and amounted to a $151 thousand loss for the year ended December 31, 2012.

Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2012, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2012
Total revenues	$43,827	$47,716	$53,804	$54,023
Gross Profit	34,798	38,559	44,304	43,576
Operating income	18,329	17,711	20,708	20,260
Net income	15,685	18,067	18,072	18,745
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.50
Diluted	$0.40	$0.47	$0.46	$0.48
Year Ended December 31, 2011
Total revenues	$40,050	$42,267	$42,602	$44,050
Gross Profit	32,743	33,353	33,895	35,389
Operating income	15,634	18,605	17,954	16,556
Net income	15,164	22,348	16,536	17,330
Net income per common share:
Basic	$0.40	$0.57	$0.44	$0.48
Diluted	$0.37	$0.53	$0.41	$0.44
Year Ended December 31, 2010
Total revenues	$31,603	$32,207	$33,281	$35,097
Gross Profit	24,540	24,780	25,863	27,406
Operating income	12,759	13,008	13,082	13,658
Net income	12,384	14,010	16,681	15,944
Net income per common share:
Basic	$0.36	$0.40	$0.48	$0.45
Diluted	$0.32	$0.36	$0.43	$0.42

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our India and Singapore divisions is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars, however, the Company has operations in Australia, New Zealand, Great Britain, and Brazil, where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2012 and 2011 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized loss of $2.4 million, and $11.4 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.8 million and $5.3 million for the years ended December 31, 2012 and 2011 respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2012 the Company had $81.3 million of outstanding debt obligations which consisted of a $37.8 million balance on our commercial banking revolving line of credit and a $40.9 million secured term loan. The Company’s revolving line of credit and term loan bears interest at the rate of LIBOR + 1.50%, and stood at 1.71% at December 31, 2012. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $52 thousand and $27 thousand for the years ending December 31, 2012 and 2011, respectively. The Company’s average cash balances during 2012 were $30.4 million and its existing cash balances as of December 31, 2012 was $36.4 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $88 thousand and $111 thousand for the years ended December 31, 2012 and 2011, respectively.
During the year ending December 31, 2012 in connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the 30-day period immediately following the 2-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model, and that its fair value on December 31, 2012 had decreased by $190 thousand to $1.2 million. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $105 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the year ending December 31, 2012.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2012, 2011 and 2010 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2012, 2011 and 2010 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion thereon.

Cherry Bekaert LLP
Atlanta, Georgia

March 18, 2013

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands, except per share amounts)
Operating revenue:	$199,370	$168,969	$132,188
Operating expenses:
Costs of services provided	38,133	33,589	29,599
Product development	24,825	19,208	13,607
Sales and marketing	16,687	13,642	6,372
General and administrative	33,562	26,268	24,065
Amortization and depreciation	9,155	7,514	6,038
Total operating expenses	122,362	100,221	79,681
Operating income	77,008	68,748	52,507
Interest income	441	557	519
Interest expense	(1,541)	(759)	(902)
Other non-operating income	190	647	6,319
Foreign exchange gain	1,931	4,302	1,211
Income before income taxes	78,029	73,495	59,654
Income tax provision	(7,460)	(2,117)	(635)
Net income	$70,569	$71,378	$59,019
Basic earnings per common share	$1.91	$1.89	$1.69
Diluted earnings per common share	$1.80	$1.75	$1.51
Basic weighted average shares outstanding	36,948	37,742	34,845
Diluted weighted average shares outstanding	39,100	40,889	39,018

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Net income	$70,569	$71,378	$59,019
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,394)	(11,403)	6,530
Total other comprehensive income (loss)	(2,394)	(11,403)	6,530
Comprehensive income	$68,175	$59,975	$65,549

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,449	$23,696
Short-term investments	971	1,505
Trade accounts receivable, less allowances of $1,157 and $1,719, respectively	37,298	31,133
Deferred tax asset, net	1,835	2,981
Other current assets	5,116	4,502
Total current assets	81,669	63,817
Property and equipment, net	10,082	8,834
Goodwill	326,748	259,218
Intangibles, net	52,591	38,386
Indefinite-lived intangibles	30,887	30,453
Deferred tax asset, net	11,245	9,412
Other assets	3,724	1,062
Total assets	$516,946	$411,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,497	$11,129
Accrued payroll and related benefits	5,431	5,034
Short term debt	11,344	6,667
Contingent liability for accrued earn-out acquisition consideration	3,265	7,590
Current portion of long term debt and capital lease obligation, net of discount of $13 and $0, respectively	915	165
Deferred revenue	19,888	16,460
Current deferred rent	237	266
Other current liabilities	113	2,468
Total current liabilities	56,690	49,779
Revolving line of credit	37,840	31,750
Other long term debt and capital lease obligation, less current portion, net of discount of $78 and $0, respectively	31,592	8,468
Contingent liability for accrued earn-out acquisition consideration	14,230	—
Put option liability	1,186	—
Deferred revenue	375	328
Long term deferred rent	1,449	939
Other liabilities	6,429	3,803
Total liabilities	149,791	95,067
Commitments and Contingencies, Note 7

Temporary equity, Note 20	5,000	—

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 37,131,777 issued and 37,091,268 outstanding at December 31, 2012 and 36,418,385 issued and 36,377,876 outstanding at December 31, 2011	3,709	3,638
Additional paid-in capital	164,346	179,518

Treasury stock (40,509 shares as of December 31, 2012 and December 31, 2011)	(76)	(76)
Retained earnings	201,094	137,559
Accumulated other comprehensive loss	(6,918)	(4,524)
Total stockholders’ equity	362,155	316,115
Total liabilities, temporary equity and stockholders’ equity	$516,946	$411,182
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share amounts)
Balance, January 1, 2010	34,474,608	$3,443	(40,509)	$(76)	$158,404	$8,623	$349	$170,743
Net income	—	—	—	—	—	59,019	—	59,019
Cumulative translation adjustment	—	—	—	—	—	—	6,530	6,530
Exercise of stock options	1,252,785	125			1,111			1,236
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,850	—	—	1,850
Repurchase of common stock	(669,978)	(67)	—	—	(10,583)	—	—	(10,650)
Settlement on conversion of convertible debt	760,040	76	—	—	1,636	—	—	1,712
APIC adjustment for stock options		—	—	—	828	—	—	828
Vesting of restricted stock	240,336	25	—	—	(25)	—	—	—
Balance, December 31, 2010	36,057,791	$3,602	(40,509)	$(76)	$153,221	$67,642	$6,879	$231,268
Net income	—	—	—	—	—	71,378	—	71,378
Cumulative translation adjustment	—	—	—	—	—	—	(11,403)	(11,403)
Exercise of stock options	69,509	8			43			51
Repurchase of common stock	(3,510,973)	(351)	—	—	(63,308)	—	—	(63,659)
Settlement on conversion of convertible debt	—	—	—	—	(1,851)	—	—	(1,851)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,205	—	—	2,205
Shares subscribed for business acquisition	3,650,914	365	—	—	87,111	—	—	87,476
APIC adjustment for stock options	—	—	—	—	2,111	—	—	2,111
Vesting of restricted stock	151,144	14	—	—	(14)	—	—	—
Dividends paid	—	—	—	—	—	(1,461)	—	(1,461)
Balance, December 31, 2011	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115
Net income	—	—	—	—	—	70,569	—	70,569
Cumulative translation adjustment	—	—	—	—	—	—	(2,394)	(2,394)
Exercise of stock options	1,361,542	137			883			1,020

Repurchase of common stock	(983,818)	(99)	—	—	(18,275)	—	—	(18,374)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,083	—	—	2,083
Shares subscribed for business acquisition	296,560	30	—	—	(30)	—	—	—
APIC adjustment for stock options		—	—	—	1,162	—	—	1,162
Vesting of restricted stock	89,308	8	—	—	(8)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(50,200)	(5)	—	—	(987)	—	—	(992)
Dividends paid	—	—	—	—	—	(7,034)	—	(7,034)
Balance, December 31, 2012	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$70,569	$71,378	59,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,155	7,514	6,038
Provision for doubtful accounts	442	976	1,143
Provision for deferred taxes	(4,760)	(5,727)	(2,753)
Unrealized foreign exchange (gain)/losses on forward contracts	—	2,346	(1,304)
Unrealized foreign exchange (gain)/losses	443	(5,795)	(598)
Unrealized gain on put option	(191)	(537)	(6,059)
Share-based compensation	2,083	2,205	1,850
Debt discount amortization on convertible debt	39	21	327
Reduction of acquisition earn-out contingent liability	(699)	(2,847)	(1,500)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(2,023)	(2,903)	(3,018)
Other assets	(371)	1,647	(955)
Accounts payable and accrued expenses	730	1,525	(356)
Accrued payroll and related benefits	(594)	(532)	165
Deferred rent	(132)	(261)	(125)
Other liabilities	(2,384)	836	(61)
Deferred revenue	(12)	796	(35)
Net cash provided by operating activities	72,295	70,642	51,778
Cash flows from investing activities:
Investment in BSI, net of cash acquired	(992)	—	—
Investment in Taimma, net of cash acquired	(5,003)	—	—
Investment in Fintechnix, net of cash acquired	(4,713)	—	—
Investment in PlanetSoft, net of cash acquired	(35,078)	—	—
Investment in TriSystems, net of cash acquired	(9,277)	—	—
Investment in Curepet, Inc.	(2,000)	—	—
Investment in ADAM, net of cash acquired	—	3,529	—
Investment in MCN, net of cash acquired	(1,537)	(381)	(2,931)
Investment in Trades Monitor, net of cash acquired	—	—	(2,749)
Investment in Connective Technologies, net of cash acquired	—	—	(1,337)
Investment in USIX, net of cash acquired	(1,466)	—	(7,131)
Investment in e-Trek, net of cash acquired	—	—	(1,011)
Investment in Health Connect Systems, net of cash acquired	(2,000)	(17,945)	—
Investment in Periculum, net of cash acquired	—	—	(6)
Investment in Confirmnet, net of cash acquired	—	(184)	(2,975)
Purchases of marketable securities	(785)	(3,098)	(11,507)
Maturities of marketable securities	1,466	7,600	7,006
Investment in Facts, net of cash acquired	(25)	(12)	(11)

Capital expenditures	(1,965)	(2,829)	(1,754)
Net cash used in investing activities	(63,375)	(13,320)	(24,406)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	6,090	6,750	1,900
Proceeds from term loan	45,000	16,250	10,157
Proceeds from the issuance of note payable	161	—	—
Principal payments on term loan obligation	(19,125)	(6,407)	(5,000)
Repurchase of common stock	(18,374)	(63,659)	(10,650)
Settlement on conversion of convertible debt	—	(6,761)	(22,521)
Payments of long term debt	(600)	—	—
Payments for capital lease obligations	(284)	(300)	(804)
Excess tax benefit from share-based compensation	1,044	644	1,001
Proceeds from exercise of common stock options	1,020	51	1,236
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(992)	—	—
Dividends paid	(7,034)	(1,461)	—
Net cash provided (used) by financing activities	6,906	(54,893)	(24,681)
Effect of foreign exchange rates on cash and cash equivalents	$(3,073)	$(2,130)	1,479
Net change in cash and cash equivalents	12,753	299	4,170
Cash and cash equivalents at the beginning of the year	$23,696	$23,397	19,227
Cash and cash equivalents at the end of the year	$36,449	$23,696	23,397
Supplemental disclosures of cash flow information:
Interest paid	1,350	710	526
Income taxes paid	8,590	3,796	2,396
See accompanying notes to the consolidated financial statements.

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

Effective February 7, 2011, Ebix acquired ADAM, Inc. for aggregate consideration in the approximate amount of $88.4 million. Under the terms of the merger agreement, all of the ADAM shareholders received 3.65 million shares of Ebix common stock with a fair value of $87.5 million as part of the purchase consideration.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and its subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various software solutions and products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance and financial industries. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, Japan, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 29%, 29%, and 25% of the Company’s total revenue in 2012, 2011, 2010 and respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2012 , 2011 and 2010.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2012	2011	2010
Exchanges	$159,678	$130,638	$94,212
Broker Systems	18,612	18,006	13,841
Business Process Outsourcing (“BPO”)	16,140	14,944	15,586
Carrier Systems	4,940	5,381	8,549
Totals	$199,370	$168,969	$132,188

Summary of Significant Accounting Policies
Basis of Presentation— The consolidated financial statements include the accounts of Ebix and its wholly owned subsidiaries.  The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, contingent earnout liabilities in connection with prior business acquisitions, business investments, and the provision for income taxes. Actual results may be materially different from those estimates.

Reclassification—Certain of the prior year or prior quarters within 2012 balances including the notes thereto have been reclassified to conform to the current year presentation. In particular the short-term and long-term portions of the contingent liability for accrued earn-out acquisition consideration is now disclosed separately in the respective sections of the consolidated balance sheets rather than in other current liabilities or other liabilities. Also the excess tax benefits from share-based compensation is now reported as a component of financing cash flows rather than being netted against the provision for deferred taxes as a component of operating cash flows in the consolidated statements of cash flows. Finally, as discussed in Note 20 "Temporary Equity," common stock that is redeemable for cash at the option of the holders, and not within control of the Company, is presented outside of the stockholders equity section of the consolidated balance sheet, and shown as a separate line referred to as "temporary equity" on the consolidated balance sheet appearing after liabilities, and before the stockholders equity section
Segment Reporting—Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity that provides software and related services to a single industry on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 16.
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

Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates fair value. The carrying value of our short-term investments was $971 thousand and $1.5 million at December 31, 2012 and 2011, respectively.
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
As of December 31, 2012 and 2011 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Common share-based put option for which the fair value was measured as Level 2 instrument.

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

•
Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2012 and 2011 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations debt under the revolving line of credit and term loans with Citibank and business investments. The estimated fair value of such instruments at December 31, 2012 and 2011 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($213 thousand is recorded in the long-term sections of the consolidated balance sheets)	$1,184	$1,184	$—	$—
Total assets measured at fair value	$1,184	$1,184	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$1,186	$—	$1,186	$—
Foreign exchange contracts (b)	—	—	—	—
Contingent accrued earn-out acquisition consideration (c)	17,495	—	—	17,495
Total liabilities measured at fair value	$18,681	$—	$1,186	$17,495

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

(b) The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates. As of December 31, 2012 all the Company's derivative instruments in the form of foreign currency hedge instruments had been settled.

(c) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2012 there were no transfers between fair value Levels 1, 2 or 3.

     For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the year.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2012	$7,590

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(699)
(Gains) or losses recorded against goodwill	—
Foreign currency translation adjustments ***	(143)

Acquisitions and settlements
Business acquisitions	16,258
Settlements	(5,511)

Ending balance at December 31, 2012	$17,495

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(802)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (USIX, HealthConnect, Taimma, PlanetSoft, and TriSystems acquisitions)	$17,495	Discounted cash flow	Annualized revenue and probability of achievement

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
The Company follows the relevant technical accounting guidance regarding revenue recognition as issued by the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission's ("SEC"). Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received or is reasonably assured, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company. Under the relevant accounting guidance, when multiple-deliverables included in an arrangement are to be separated into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on fair values as regarding the relative selling price hierarchy. We determine the relative selling price for a deliverable based on vendor-specific objective evidence of selling price (“VSOE”), if available, or third-party evidence ("TPE") in the alternative if available, or finally our best estimate of selling price (“BESP”), if VSOE or TPE is not available.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and pertain to maintenance and support, initial setup or registration fees under hosting agreements, and software license fees received in advance of delivery and acceptance. Approximately $7.0 million and $8.3 million of deferred revenue were included in accounts receivable at December 31, 2012 and 2011, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2012 include $28.5 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $8.8 million of unbilled receivables. At December 31, 2011 the Company had $25.9 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $5.2 million of unbilled receivables. The unbilled receivables pertain to certain professional service engagements and long-term development projects for which the timing of billing it tied to contractual milestones. The Company adheres to such contractually stated

performance milestones and accordingly issues invoices to customers on a timely basis as per contract billing schedules. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $442 thousand, $1.0 million, and $1.1 million for the year ended December 31, 2012, 2011, and 2010 respectively.
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
Goodwill and Indefinite-Lived Intangible Assets— Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. In 2011 the Company applied the new guidance concerning goodwill impairment evaluation. In accordance with this new technical guidance the Company first assessed certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than their than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. During the years ended December 31, 2012, 2011, and 2010, we had no impairment of our reporting unit goodwill balances.
During 2012 the Company recorded $3.2 million of goodwill in connection with the acquisitions of Benefit Software, Inc. ("BSI") acquired in March 2012, $7.6 million of goodwill in connection with the acquisitions of Taimma Communications, Inc. ("Taimma") acquired in April 2012, $44.1 million of goodwill in connection with the acquisition of PlanetSoft Holdings, Inc. ("PlanetSoft") acquired June 2012, $3.7 million of goodwill in connection with the acquisitions of Fintechnix Pty Limited ("Fintechnix") acquired June 2012, and $8.8 million of goodwill in connection with the acquisition of TriSystems, Ltd. ("Trisystems") acquired August 2012. During 2011 the Company recorded $60.1 million of goodwill in connection with the acquisitions of ADAM, Inc. ("ADAM") acquired in February 2011 and $20.4 million of goodwill in connection with the acquisition of Health Connect Systems ("HCS") acquired in November 2011. Also during 2011 the Company recognized a net reduction in the amount of $257 thousand in regards to adjustments to recorded goodwill in connection with business acquisitions made during the years 2008 to 2010.
Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Beginning Balance	$259,218	$180,602
Additions, net (see Note 3)	67,401	80,259
Foreign currency translation adjustments	129	(1,643)
Ending Balance	$326,748	$259,218

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty ("P&C") data exchange and with ten corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to these underlying business acquisitions Ebix had pre-existing contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the P&C data exchange and CRM platform, and used to deliver services to these carriers and corporate clients, cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2012, 2011, and 2010, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Trademarks	3-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2012 and December 31, 2011, are as follows:

	December 31,
	2012	2011
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$57,638	$40,289
Developed technology	14,025	11,640
Trademarks	2,638	2,188
Non-compete agreements	538	418
Backlog	140	140
Database	212	207
Total intangibles	75,191	54,882
Accumulated amortization	(22,600)	(16,496)
Finite-lived intangibles, net	$52,591	$38,386

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,453

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
Foreign Currency Translation—Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, including its recent acquisition of PlanetSoft, and the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. Management believes that the acquisition of PlanetSoft in combination with the other four business acquisitions completed during the current year and the cumulative effect of business acquisitions made over the last few years which in turn has necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency. Had the change in the functional currency designation for our India and Singapore subsidiaries not been made, the Company would have incurred and recognized approximately $49 thousand of additional foreign currency exchange gains during the year ended December 31, 2012. Furthermore, a portion of monetary assets and liabilities for these two foreign subsidiaries that are denominated in foreign currencies are re-measured into U.S. dollars at the exchange rates in effect at each reporting date. These corresponding re-measurement gains and losses are included as a component of foreign currency exchange gains and losses in the accompanying Consolidated Statements of Income and amounted to a $151 thousand loss for the year ended December 31, 2012.
The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.
Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $1.4 million, $1.0 million, and $973 thousand in 2012, 2011, and 2010, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2012 and 2011, $442 thousand and $402 thousand, respectfully, of sales commissions were deferred and included in other current assets on the accompanying consolidated balance sheet. During the years ended December 31, 2012 and 2011 the Company amortized $1.1 million and $465 thousand, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying consolidated statements of income.
Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and depreciated over the expected remaining life of the related asset. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the Company’s accounts. Fixed assets acquired in acquisitions are recorded at fair value. The estimated useful lives applied by the Company for property and equipment are as follows:

Life
Asset Category	(yrs)
Computer equipment	5
Furniture, fixtures and other	7
Buildings	30
Leasehold improvements	Life of the lease
Recent Accounting Pronouncements
The following is a summary brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
In July 2012, the FASB issued new technical guidance regarding an entity's evaluation of indefinite-lived intangible assets for possible impairment. Under this new guidance an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance the related technical accounting guidance. Under this guidance an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This new technical guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not yet adopted this new guidance, and accordingly applied quantitative methods to evaluate its indefinite-lived intangible assets for impairment during 2012. The Company will adopt the new technical guidance in 2013.
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

This new reporting standard is effective for interim and annual periods beginning after December 15, 2011, however, the FASB recently decided to defer the effective date for the part of this new guidance that would require adjustments of items out of accumulated other income to be presented as components of both net income and other comprehensive income in financial statements. Those changes would have been effective for annual and interim periods beginning on or after December 15, 2011, but are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The Company adopted this new guidance during 2012. It did not have a material impact on our financial position or operating results as the only element of comprehensive income relevant to Ebix is in regards to cumulative foreign currency translation adjustments.
In September 2011, the FASB issued new technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt early and accordingly applied this new guidance to its 2011 annual impairment evaluation of goodwill, and its adoption did not have a material impact on the Company's statements of financial position or operations.
In December 2010, the Emerging Issues Task Force of the FASB reached consensus regarding the disclosure of pro forma information for business combinations. This new guidance addressed the diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The new guidance was applicable to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. The Company adopted this new guidance in 2011 and applied it to the disclosures regarding our recent acquisitions of ADAM, Health Connect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems.
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

Note 2: Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below :

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2012	2011	2010
Basic earnings per common share	$1.91	$1.89	$1.69
Diluted earnings per common share	$1.80	$1.75	$1.51
Basic weighted average shares outstanding	36,948	37,742	34,845
Diluted weighted average shares outstanding	39,100	40,889	39,018
To calculate diluted earnings per share, interest expense related to convertible debt excluding imputed interest, was added back to net income as follows:

	For the year ended December 31,
	(in thousands, except per share amounts)
	2012	2011	2010
Net income	$70,569	$71,378	$59,019
Convertible debt interest (excludes imputed interest)	—	—	10
Net income for diluted earnings per share purposes	$70,569	$71,378	$59,029
Diluted shares outstanding	39,100	40,889	39,018
Diluted earnings per common share	$1.80	$1.75	$1.51

Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options, restricted stock, and convertible debt. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to convertible debt, diluted EPS is calculated as if the debt instrument had been converted at the beginning of the reporting period or the date of issuance, whichever is later. Diluted EPS is equal to net income plus interest expense on convertible debt, divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2012, 2011, 2010 there were 90,000, 90,000, and 0 potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding determined as follows for each years ending December 31, 2012, 2011, and 2010.

	For the year ended December 31,
	(in thousands)
	2012	2011	2010
Basic weighted average shares outstanding	36,948	37,742	34,845
Incremental shares for common stock equivalents	2,152	3,147	4,173
Diluted shares outstanding	39,100	40,889	39,018

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

The Company's practice is that, immediately, after a business acquisition is consummated, to tightly integrate all functions including infrastructure, sales and marketing, administrative, product development, so as to ensure that efficiencies are maximized and redundancies eliminated. The Company also centralizes certain key functions such as product development, information technology, marketing, sales, human resources, finance, and other general administrative functions after an acquisition, in order to rapidly leverage cross-selling opportunities and to quickly realize cost efficiencies. By executing this integration strategy it is becomes neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of December 31, 2012, the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2011 the total of these contingent liabilities was $7.6 million which were included in current liabilities in the Company's consolidated balance sheet.
    During 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of directly related internal operating costs incurred by the Company and a portion of the fee that was paid to our investment banker).
2012 Acquisitions
    During 2012 the Company executed and completed five business acquisitions including PlanetSoft, Inc. which is discussed below; the other acquisitions were not material individually or in the aggregate. The Company accounted for these other four immaterial business acquisitions by recording in the aggregate $23.3 million of goodwill, $7.6 million of intangible assets pertaining to customer relationships, $1.8 million of intangible assets pertaining to acquired technology, $436 thousand of intangible assets for acquired trade names, and $118 thousand of intangible assets for non-compete agreements.
PlanetSoft — Effective June 1, 2012 Ebix closed the merger of California based PlanetSoft Holdings, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. The cash portion of the cash purchase consideration was funded using internal cash reserves and available capacity from the Company's commercial bank revolving line of credit. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The initial fair value of this put option liability was determined to be $1.4 million. This put option is described in more detail in Note 11. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management. $11.4 million of PlanetSoft's operating revenues recognized since June 2012 were included in the Company's revenues reported in its consolidated statement of income for the year ended December 31, 2012. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $44.1 million of goodwill, $9.8 million of intangible assets pertaining to customer relationships, and $540 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has tentatively determined that the approximate fair value of this contingent consideration liability is to be $10.2 million.
2011 Acquisitions
Health Connect Systems. — Effective November 15, 2011, Ebix acquired Health Connect Systems, Inc. (“Health Connect”). Health Connect, with operations based out of Fresno, California, is a leading online Exchange for buyers and sellers of health insurance and employee benefits. Ebix acquired all of the outstanding stock of Health Connect for aggregate cash consideration in the amount of $18.0 million, which was funded with internal resources using available cash reserves. The former shareholders of Health Connect also retained the right to earn up to an additional $4.0 million if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition, of which $1.2 million has been earned and paid. The Company accounted for this acquisition by recording goodwill in the amount of $20.4 million, and definite lived assets with respect to acquired customer relationships in the amount of $1.2 million and acquired developed technology in the amount of $256 thousand.

ADAM, Inc. —Effective February 7, 2011 Ebix closed the merger of Atlanta, Georgia based ADAM, Inc. ("ADAM")
with a wholly owned subsidiary of Ebix. Under the terms of the merger agreement, all of the ADAM shareholders received 3.65 million shares of Ebix common stock with a fair value of $87.5 million pursuant to the merger. In addition Ebix paid approximately $944 thousand in cash for then unexercised ADAM stock options. ADAM was a leading provider of health information and benefits technology solutions in the United States. $23.1 million of ADAM's operating revenues recognized since February 7, 2011 were included in the Company's revenues reported in its consolidated statement of income for 2011. Correspondingly included in the Company's revenues as reported in its consolidated statement of income for 2012 is $23.5 million of ADAM's operating revenue for the year 2012. The revenue derived from ADAM portfolio of products and services is included in the Company's Exchange division. The Company accounted for this acquisition by recording $60.1 million of goodwill, $15.4 million of intangible assets pertaining to customer relationships, $2.1 million of intangible assets pertaining to acquired technology, and $2.0 million of intangible assets pertaining to acquired trademarks.

The following table summarizes the net assets acquired as a result of the acquisitions that occurred during 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Current assets	$6,262	$9,710
Property and equipment	1,328	1,626
Intangible assets	20,246	20,970
Deferred tax asset, (net)	—	9,294
Other assets	202	—
Goodwill	67,376	80,516
Total assets acquired	95,414	122,116
Less: liabilities assumed	(34,302)	(15,696)
Net assets acquired	61,112	106,420

The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2012 and 2011:

	December 31,
	2012		2011
		Weighted Average		Weighted Average
Intangible asset Category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$17,365	10.9	$16,594	11.7
Developed technology	2,327	4.5	2,406	5.3
Non-compete agreements	118	5.0	—	0.0
Trademarks	436	10.0	1,970	13.4
Total acquired intangible assets	$20,246	10.1	$20,970	11.2
Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ended December 31, 2013	$7,067
For the year ended December 31, 2014	6,688
For the year ended December 31, 2015	6,024
For the year ended December 31, 2016	5,705
For the year ended December 31, 2017	5,226
Thereafter	21,881

$52,591

The Company recorded $6.1 million, $4.8 million, and $3.7 million of amortization expense related to acquired intangible assets for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 4: Pro Forma Financial Information (re: 2012 and 2011 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.

The aggregated unaudited pro forma financial information pertaining to the all of the Company's acquisitions made during 2011 and 2012, which includes the acquisitions of ADAM, HealthConnect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2012 and 2011 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2011, whereas the Company's reported financial statements for 2012 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and includes seven months of actual financial results of PlanetSoft, seven months of Fintechnix, five months of TriSystems, nine months of BSI and nine months of Taimma. Similarly, the 2011 pro forma financial information below includes a full year of results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the year ended December 31, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011 and only 1.5 months of HealthConnect, and no revenue from Planetsoft.

	As Reported 2012	Pro Forma 2012	As Reported 2011	Pro Forma 2011
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$199,370	$212,360	$168,969	$209,748
Net Income	$70,569	$70,086	$71,378	$72,391
Basic EPS*	$1.91	$1.89	$1.89	$1.88
Diluted EPS*	$1.80	$1.79	$1.75	$1.74

In the above table, the unaudited pro forma revenue for the year ended December 31, 2012 increased by $2.6 million from the unaudited pro forma revenue for 2011 of $209.7 million to $212.4 million , representing a 1.2% increase. Correspondingly, the reported revenue for the year ended December 31, 2011 increased by $30.4 million or 18.0% from the reported revenue during the same period in 2011.
The above proforma analysis is based on the following premises:

•
2011 and 2012 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
2011 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

Note 5: Commercial Bank Financing Facility
On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a 4-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a 4 year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% and currently stands at 1.71%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of December 31, 2012 the Company's consolidated balance sheet includes $620 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.
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

At December 31, 2012, the outstanding balance on the revolving line of credit with Citibank was $37.8 million and the facility carried an interest rate of 1.71%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2012, the average and maximum outstanding balances on the revolving line of credit were $32.4 million and $37.8 million, respectively, and the weighted average interest rate was 1.74%. At December 31, 2011 the outstanding balance on the revolving line of credit with BOA was $31.8 million and the facility carried an interest rate of 1.75%.
    At December 31, 2012, the outstanding balance on the term loan with Citibank was $40.9 million of which $11.3 million is due within the next twelve months. This term loan also carried an interest rate of 1.71%. During 2012, $4.1 million of scheduled payments were made against the existing term loan with Citibank and $1.7 million of scheduled payments were made against the term loan previously with BOA. The current and long-term portions of the term loan are included in the respective current and long-term sections of the consolidated balance sheets. At December 31, 2011, the outstanding balance on the term loan with BOA was $15.0 million.

Note 6: Convertible Debt
The counterparties to our convertible debt arrangements are and were significant shareholders of the Company's common stock.

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
Also in August 2009 the Company issued two convertible promissory notes raising a total of $20.0 million. Specifically the Company entered into a Convertible Note Purchase Agreement with Whitebox in an original amount of $19.0 million, which amount was convertible into shares of common stock at a conversion price of $16.00 per share. The note had a 0.0% stated interest rate and no warrants were issued. The note was to be payable in full at its maturity date of August 26, 2011. Also at this time the Company entered into a Convertible Note Purchase Agreement with IAM Mini-Fund 14 Limited, a fund managed by Whitebox, in an original amount of $1.0 million, which amount was convertible into shares of common stock at a conversion price of $16.00 per share. The note had a 0.0% stated interest rate and no warrants were issued. The note was to be payable in full at its maturity date of August 26, 2011. The Company also applied imputed interest on these convertible notes using an interest rate of 1.75% and discounted their carrying value accordingly. During the twelve months ending December 31, 2010 the Company recognized $328 thousand of interest expense in regards to these notes. With respect to each of these convertible notes, and in accordance with the terms of the notes, as understood between the Company and each of the holders, upon a conversion election by the holder the Company was to satisfy the related original principal balance in cash and could satisfy the conversion spread (that being the excess of the conversion value over the related original principal component) in either cash or stock at option of the Company. On November 10, 2010 Whitebox VSC, Ltd and IAM Mini-Fund 14 Limited elected to fully convert all of the remaining Convertible Promissory Notes. The Company settled these conversion elections by paying $20.0 million in cash with respect to the principal component, paying $2.5 million in cash for a portion of the conversion spread, and issuing 283,738 shares of Ebix common stock for the remainder of the conversion spread.
In regards to the convertible promissory notes issued in August 2009 and discussed in the preceding paragraphs the Company followed the FASB accounting guidance related to the accounting for convertible debt instruments that may be partially or wholly settled in cash upon conversion. This guidance requires an entity to account separately for the liability and equity components of these types of convertible debt instruments in a manner that reflects the Company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of the debt and equity components, re-classification of the then derived equity component, and then accretion of the resulting discount on the debt as part of interest expense recognized in the income statement. The application of this accounting guidance with respect to these convertible debt instruments resulted in the Company recording $24.2 million as the carrying amount of the debt component, and $852 thousand as debt discount and the carrying amount for the equity component. The bifurcation of these convertible debt instruments was based on the calculated fair value of similar debt instruments at August 2009 that did not have a conversion feature and associated equity component. The annual interest rate determined for such similar debt instruments in August 2009 was 1.75%. The resulting discount was amortized to interest expense over the two year term of the convertible notes. We recognized non-cash interest expense of $21 thousand and $328 thousand during years ended December 31, 2011 and 2010, respectively, as related to the amortization of the discount on the liability component. Because the principal amount of the convertible notes must be settled in cash upon conversion, the convertible notes only impacted diluted earnings per share when the average price of our common stock exceeded the conversion price, and then only to the extent of the incremental shares associated with the conversion spread. We included the effect of the additional shares that could have been issued from conversion in our diluted net income per share calculation using the treasury stock method.
As of December 31, 2011 the Company had no remaining convertible debt obligations.

Note 7: Commitments and Contingencies

Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia.  The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons.  The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiff seeks an unspecified amount of damages.  The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.).  A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim.  On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. The parties will now move into the discovery phase of the litigation. In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by a shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by a shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by a shareholder named Hotel Trades Council and Hotel Association of New York City Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman and Spagnola cases have been stayed pending the completion of expert discovery in the shareholder class action suit. The Company denies any liability and intends to defend the federal and derivative actions vigorously.  The likelihood of an unfavorable outcome for this matter is not estimable.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2012 and 2011.
Commitments for minimum rentals under non-cancellable leases and debt obligations as of December 31, 2012 were as follows:

Year	Debt	Capital Leases	Operating Leases
	(in thousands)
2013	$11,995	$303	$4,854
2014	11,312	195	3,898
2015	11,651	87	1,905
2016	46,315	—	1,682
2017	—	—	1,656
Thereafter	—	—	1,387
Total	$81,273	$585	$15,382
Less: sublease income			(60)
Net lease payments			$15,322
Less: amount representing interest		(77)
Present value of obligations under capital leases		$508
Less: current portion	(11,995)	(277)
Long-term obligations	$69,278	$231
Rental expense for office facilities and certain equipment subject to operating leases for 2012, 2011, and 2010 was $5.9 million, $4.6 million and $4.0 million, respectively.

Sublease income for 2012, 2011 and 2010 was $5 thousand, $0, and $145 thousand, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2012 and 2011, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $243 thousand and $384 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2013, is $3.0 million.

Note 8: Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2012, the Company has one equity based compensation plan. No stock options were granted to employees or non-employees during 2012, 2011 and 2010; however, options were granted to Directors in 2012, 2011 and 2010. Stock compensation expense of $539 thousand, $537 thousand and $444 thousand was recognized during the years ending December 31, 2012, 2011 and 2010, respectively, on outstanding and unvested options.
The fair value of options granted during 2012 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average fair values of stock options granted	$16.94	$20.58	$21.70
Expected volatility	47.9%	59.0%	54.9%
Expected dividends	1.18%	.74%	—%
Weighted average risk-free interest rate	.33%	.33%	.72%
Expected life of stock options (in years)	3.5	3.5	3.5

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Within Plans	Outside Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding at January 1, 2010	4,542,636	5,625	$1.69	2.91	$66,344
Granted	45,000	—	$21.70
Exercised	(1,247,160)	(5,625)	$4.99
Canceled	—	—	$—
Outstanding at December 31, 2010	3,340,476	—	$2.22	2.51	$71,638
Granted	45,000	—	$20.58
Exercised	(69,509)	—	$0.73
Canceled	(792)	—	$0.72
Outstanding at December 31, 2011	3,315,175	—	$2.51	1.56	$64,959
Granted	45,000	—	$16.94
Exercised	(1,361,542)	—	$0.75
Canceled	—	—	$—
Outstanding at December 31, 2012	1,998,633	—	$4.03	1.17	$24,171
Exercisable at December 31, 2012	1,863,633	—	$2.96	1.03	$24,533

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $24.8 million, $941 thousand, $5.7 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010, was $1.0 million, $51 thousand and $1.2 million, respectively.
A summary of non-vested options and changes for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2010	303,900	$11.79
Granted	45,000	$21.70
Vested	(101,210)	$10.61
Canceled	—	$—
Non-vested balance at December 31, 2010	247,690	$14.07
Granted	45,000	$20.58
Vested	(112,685)	$11.71
Canceled	—	$—
Non-vested balance at December 31, 2011	180,005	$17.17
Granted	45,000	$16.94
Vested	(90,005)	$14.60
Canceled	—	$—
Non-vested balance at December 31, 2012	135,000	$18.80

The following table summarizes information about stock options outstanding by price range as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.59-$1.75	1,470,375	0.90	$0.97	1,470,375	$0.97
$2.17-$2.36	54,000	3.39	$2.27	54,000	$2.27
$6.98-$7.27	204,258	0.63	$7.16	204,258	$7.16
$16.94-$21.70	270,000	2.60	$18.66	135,000	$18.52
	1,998,633	1.17	$4.03	1,863,633	$2.96

Restricted Stock—Pursuant to the Company’s restricted stock agreements, the restricted stock generally vests as follows: one third after one year, and the remaining in eight equal quarterly installments. The restricted stock also vests with respect to any unvested shares upon the applicable employee’s death, disability or retirement, the Company’s termination of the employee other than for cause, or for a change in control of the Company. A summary of the status of the Company’s non-vested restricted stock grant shares is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2010	405,312	$7.79
Granted	50,371	$16.05
Vested	(241,215)	$7.59
Forfeited	(4,183)	$8.22
Non vested at December 31, 2010	210,285	$9.98
Granted	103,469	$23.33
Vested	(150,267)	$9.51
Forfeited	(18,406)	$8.79
Non vested at December 31, 2011	145,081	$20.13
Granted	73,061	$23.26
Vested	(90,379)	$18.89
Forfeited	(6,607)	$24.10
Non vested at December 31, 2012	121,156	$22.74
As of December 31, 2012 there was $2.2 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 1.80 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $1.4 million, and $1.8 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.5 million, $1.7 million and $1.4 million during each of the years ending December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012 the Company has 5.8 million shares of common stock reserved for stock option and restricted stock grants.

Note 9: Income Taxes
Income before income taxes consisted of:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Domestic	$6,604	$12,043	$13,694
Foreign	71,425	61,452	45,960
Total	$78,029	$73,495	$59,654

The income tax provision consisted of:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Current:
Federal	$342	$1,237	$527
State	320	822	362
Foreign	4,497	2,990	1,409
	$5,159	$5,049	$2,298
Deferred:
Federal	3,827	3,699	1,215
State	31	44	(148)
Foreign	(1,557)	(1,755)	(430)
	2,301	1,988	637

Provision for income taxes from ongoing operations at effective tax rate	$7,460	$7,037	$2,935
Discrete Items:
Release of valuation allowance	—	(6,625)	(2,300)
Windfall expense related to stock compensation	—	1,938	—
Enhanced R&D deduction - foreign operations	—	(233)	—
Provision for income taxes from discrete items	—	(4,920)	(2,300)

Total provision for income taxes	$7,460	$2,117	$635

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Statutory tax rate	35.0%	35.0%	35.0%
Tax impact of foreign subsidiaries (primarily in Singapore)	(8.1)%	(5.6)%	(2.5)%
State income taxes, net of federal benefit	0.4%	0.8%	0.6%
Uncertain tax matters	3.5%	0.2%	—%
Tax holiday - India (Permanent Difference)	(15.6)%	(15.1)%	(19.9)%
Passive income exemption - Sweden (Permanent Difference)	(3.1)%	(3.0)%	(3.7)%
Other permanent differences	(0.5)%	(1.0)%	(5.0)%
Other	(2.0)%	(1.8)%	0.3%
Effective tax rate from ongoing operations	9.6%	9.5%	4.8%
Discrete Items:
Release of valuation allowance	—%	(9.0)%	(3.7)%
Windfall expense related to stock compensation	—%	2.6%	—%
Enhanced R&D deduction - foreign operations	—%	(0.2)%	—%
Effective tax rate after discrete items	9.6%	2.9%	1.1%

Current deferred income tax assets and liabilities and long-term deferred tax assets and liabilities are presented on a net basis separately in the December 31, 2012 and 2011 accompanying consolidated balance sheets. The individual balances in current and long-term deferred tax assets and liabilities are as follows:

	2012	2011
	(In thousands)
Current deferred income tax assets	$2,074	$3,277
Long-term deferred income tax assets	35,140	28,865
Total deferred income tax assets	37,214	32,142
Current deferred income tax liabilities	(239)	(297)
Long-term deferred income tax liabilities	(23,895)	(19,452)
Net deferred income tax asset	$13,080	$12,393

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which comprise the deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$102	$—	$331	$277
Share-based compensation	721	—	549	—
Accruals and prepaids	1,627	239	2,009	297
Bad debts	446	—	720	—
Acquired intangible assets	—	23,895	933	19,175
Net operating loss carryforwards	20,573	—	22,237	—
Tax credit carryforwards	13,745	—	5,363	—
	37,214	24,134	32,142	19,749
Valuation allowance	—	—	—	—
Total deferred taxes	$37,214	$24,134	$32,142	$19,749

No significant discrete events occurred in 2012.
As of December 31, 2012, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of $53.4 million (net of $6.3 million utilized to offset domestic taxable income for 2012), which are available to offset future federal and certain state income taxes. Approximately $35 million of these remaining NOL carry-forwards were obtained in connection with the recent acquisition of ADAM in February 2011. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire. Portions of these remaining NOL's will expire during the years 2020 through 2027.
The Company's consolidated worldwide effective tax rate is relatively low because of the effect of conducting operating activities in certain foreign jurisdiction with low tax rates and where a significant portions of its taxable income resides. Furthermore, the Company's worldwide product development operations and intellectual property ownership is centralized into its India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday, which will continue through the year 2015; as such the Company's local India taxable income derived from export activities in support of our operating divisions around the world is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. This tax holiday had the effect of reducing tax expense by $12.3 million or approximately $0.315 per diluted share in 2012 with $7.0 million of MAT tax prepaid/accrued against 2012 income during the year ended December 31, 2012, for future taxes to be paid in India.
The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore reducing income tax expense by $1.8 million or approximately $0.045 per diluted share in 2012. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2012 were as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe(United Kingdom)	Sweden	Total
Pre-tax income	$6,604	$1,289	$420	$1,465	$25,188	$292	$35,708	$67	$6,996	$78,029
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	—%	24.0%	—%
The income from the Company's operations in India is subject to a 19.94% Minimum Alternative Tax (“MAT”). The tax paid under the MAT provisions is carried forward for a period of seven years and set off against future tax liabilities computed under the regular corporate income tax provisions using the statutory 33.99% corporate income tax rate. During the year ended December 31, 2012, the Company paid/accrued $7.0 million in MAT tax. The accompanying consolidated balance sheets as of December 31, 2012 and 2011includes a long-term deferred tax asset in the amount of $11.5 million and $6.7 million, respectively, associated with cumulative future MAT tax credit entitlement.
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. If those earnings were not considered indefinitely invested, approximately $71.8 million of deferred U.S. income taxes would have been provided as of December 31, 2012.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. Regarding our foreign operations as of December 31, 2012, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2006 to 2012), Singapore and Brazil (2007 to 2012), New Zealand (2008 to 2012), and India (2007 to 2012).
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

(in thousands)
Balance at January 1, 2012	$3,180
Additions for tax positions related to current year	2,482
Additions for tax positions of prior years	263
Reductions for tax position of prior years	—
Balance at December 31, 2012	$5,925
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2012 approximately $629 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying consolidated balance sheet.

Note 10: Stock Repurchases

Effective June 30, 2011 The Board of Directors of Ebix, Inc. unanimously approved an increase in the size of the Company's authorized share repurchase plan to acquire up to $100 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $100 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. During 2012 the Company repurchased 983,818 shares of its common stock under this plan for total consideration of $18.4 million. During 2011 the Company repurchased 3,510,973 shares of its common stock under this plan for total consideration of $63.7 million. In addition from the years 2006 to 2010 the Company repurchased 961,335 shares of its common stock under this plan for total consideration of $12.6 million. As of December 31, 2012 the Company had $5.4 million remaining in its share repurchase authorization.

Note 11: Derivative Instruments
The Company had recently used derivative instruments that were not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of December 31, 2012 all of the Company's previous foreign currency hedge contracts matured. The inputs that were used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date. The intended purpose of those hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency had been the Indian rupee until it was changed to the U.S. dollar effective July 1, 2012. The change in the fair value of these derivatives was recorded in foreign currency exchange gains (losses) in the Consolidated Statements of Income and was $1.2 million , $(2.6) million, and $1.3 million for the years ended December 31, 2012 , 2011, and 2010, respectively. These gains (losses) are in addition to the consolidated foreign exchange gains (losses) equivalent to $776 thousand , $6.9 million , and $(93) thousand recognized during the years ended December 31, 2012, 2011, and 2010, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the 30-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At December 31, 2012 the fair value of the put option liability was re-measured and was determined to have decreased $191 thousand during the year ended December 31, 2012 with this amount reflected as a gain included other non-operating income in the accompanying Consolidated Statement of Income. As of December 31, 2012, the aggregate fair value of this derivative instrument, which is included as in the long term liabilities in the Consolidated Balance Sheet, was $1.2 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.
In connection with the acquisition of E-Z Data effective October 1, 2009, Ebix issued a put option to the sellers which was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, and which if exercised would have enabled them to sell the underlying shares of common stock back to the Company for $15.11 per share, which represented a 10% discount off of the per-share value established on the effective date of the closing of Ebix’s acquisition of E-Z Data. A portion of the total purchase consideration was allocated to this put liability based on its initial fair value which was determined to be $6.6 million using a Black-Scholes model. The inputs used in the valuation of the put option included term, stock price volatility, current stock price, exercise price, and the risk free rate of return. For the years ended December 31, 2011 and 2010, the fair value of the put option was recalculated and was determined to have decreased $537 thousand and $6.1 million, respectively, which amount is appropriately shown as other non-operating income in the Consolidated Statement of Income for the years then ended. As of October 31, 2011 the put option expired unexercised. The Company had classified the put option as a level 2 instrument.

Note 12: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and December 31, 2011, consisted of the following:

	2012	2011
	(In thousands)
Trade accounts payable	$5,607	$2,925
Accrued professional fees	295	215
Income taxes payable	6,913	4,389
Sales taxes payable	2,651	3,206
Other accrued liabilities	31	394
Total	$15,497	$11,129

Note 13: Other Current Assets

Other current assets at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
	(In thousands)
Prepaid expenses	$3,189	$2,712
Sales taxes receivable from customers	598	984
Stop loss insurance reimbursement on medical claims	—	364
Due from prior owners of acquired businesses for working capital settlements	955	—
Research and development tax credits receivable	266	—
Other	108	442
Total	$5,116	$4,502

Note 14: Property and Equipment

Property and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(In thousands)
Computer equipment	$11,729	$9,902
Buildings	3,103	3,362
Land	66	67
Leasehold improvements	2,632	1,745
Furniture, fixtures and other	4,888	3,853
	22,418	18,929
Less accumulated depreciation and amortization	(12,336)	(10,095)
	$10,082	$8,834

Depreciation expense was $3.1 million, $2.7 million and $2.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 15: Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $364 thousand, $318 thousand and $284 thousand for the years ending December 31, 2012, 2011 and 2010, respectively.

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

The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):

Year Ended December 31, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$140,933	$6,395	$8,227	$36,330	$2,827	$2,205	$233	$2,220	$199,370
Long-lived assets	$317,338	$9,738	$12,726	$1,267	$70,173	$240	$11,784	$12,011	$435,277

Year Ended December 31, 2011

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$120,780	$836	$10,504	$31,991	$2,943	$1,915	$—	$—	$168,969
Long-lived assets	$259,425	$—	$14,179	$1,286	$63,866	$233	$8,376	$—	$347,365

Year Ended December 31, 2010

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$93,719	$707	$4,874	$27,253	$4,156	$1,479	$—	$—	$132,188
Long-lived assets	$151,355	$—	$18,478	$1,525	$67,781	$40	$3,339	$—	$242,518

Note 17: Related Party Transactions

We consider Bank of America (“BOA" to be a related party because BOA had provided commercial financing to the Company and its parent until April 2012, Merrill Lynch, is also a customer to whom the Company sells products and services. Revenues recognized from BOA/Merrill Lynch were $1.2 million, $860 thousand and $803 thousand for each of the years ending December 31, 2012, 2011 and 2010, respectively. Accounts receivable due from BOA/Merrill Lynch was $216 thousand and $205 thousand at December 31, 2012 and 2011, respectively. On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to BOA. The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility.

Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, and as previously authorized by the Company’s Board of Directors, during the year ended December 31, 2012 Ebix donated $46 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of under privileged children living in the poverty stricken areas of Delhi, India.

Note 18: Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2012, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2012
Total revenues	$43,827	$47,716	$53,804	$54,023
Gross Profit	34,798	38,559	44,304	43,576
Operating income	18,329	17,711	20,708	20,260
Net income	15,685	18,067	18,072	18,745
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.50
Diluted	$0.40	$0.47	$0.46	$0.48
Year Ended December 31, 2011
Total revenues	$40,050	$42,267	$42,602	$44,050
Gross Profit	32,743	33,353	33,895	35,389
Operating income	15,634	18,605	17,954	16,556
Net income	15,164	22,348	16,536	17,330
Net income per common share:
Basic	$0.40	$0.57	$0.44	$0.48
Diluted	$0.37	$0.53	$0.41	$0.44
Year Ended December 31, 2010
Total revenues	$31,603	$32,207	$33,281	$35,097
Gross Profit	24,540	24,780	25,863	27,406
Operating income	12,759	13,008	13,082	13,658
Net income	12,384	14,010	16,681	15,944
Net income per common share:
Basic	$0.36	$0.40	$0.48	$0.45
Diluted	$0.32	$0.36	$0.43	$0.42

Note 19: Minority Business Investment

During 2012 , Ebix acquired a minority 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that has completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during 2012 the Company recognized $1.5 million of revenue from CurePet, and as of December 31, 2012 there were $212 thousand of outstanding balances due from CurePet in the Company's reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for 2012, there have been no revenue sharing earned or accrued. Ebix is accounting for its minority investment in CurePet using the cost method. The fair value of this investment as of December 31, 2012 was determined using a discounted cash flow model, and based on this analysis it was concluded that the fair value was greater than the carrying value of the investment , and that therefore the investment was not impaired.

Note 20: Temporary Equity

The $5.0 million of temporary equity reported on the Company's consolidated balance sheet as of December 31, 2012 in in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regards to these shares of Ebix common stock, and as discussed as discussed in Note 11 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the consolidated balance sheet, and shown as a separate line referred to as "temporary equity" on the consolidated balance sheet appearing after liabilities, and before the stockholders equity section, and will remain so until the second quarter of 2014.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by Ebix in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.
We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2012. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as promulgated in the United States.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2012 did not include an assessment of the internal controls for the recently acquired businesses of PlanetSoft, Fintechnix, or TriSystems for which the financial information is included in the accompanying consolidated financial statements of Ebix, Inc. from the effective dates of these business acquisitions, which were in June and August 2012. These business units in the aggregate represented approximately 8.4% of the Company's consolidated revenue for 2012. The effectiveness of the controls for this business units will be evaluated by management during 2013. In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.
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
Cherry Bekaert, L.L.P., the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2012. Cherry Bekaert, L.L.P has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ebix, Inc.:

We have audited Ebix Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PlanetSoft, Fintechnix, or TriSystems which are included in the 2012 consolidated financial statements of Ebix, Inc. and which constituted approximately 8.4% of the Company's consolidated revenues for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting PlanetSoft, Fintechnix, or TriSystems.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and the related consolidated financial statement schedules as of December 31, 2012, 2011 and 2010, and our report dated March 18, 2013 expressed an unqualified opinion thereon.

Cherry Bekaert LLP
Atlanta, Georgia
March 18, 2013

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

Item 9B. OTHER INFORMATION
Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ROBIN RAINA, 46, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
Areas of Relevant Experience. Mr. Raina's strategic direction for the Company and implementation of such direction has proven instrumental for the Company's turnaround and growth.
HANS U. BENZ, 66, has been a director at Ebix since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.
Areas of Relevant Experience. Mr. Benz's former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 49, has been a director since June 2004. He is currently the Executive Vice President and India Managing Director at Aon Hewitt. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Prior to his recent roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI's domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master's degree in business administration from the University of Chicago's Booth School of Business.
Areas of Relevant Experience. Mr. Bhalla has extensive hands-on relevant experience in corporate finance and international business transactions. His extensive accounting and financial background qualifies him as an audit committee financial expert under applicable SEC Securities and Exchange Commission (the "SEC"), the NASDAQ Stock Market Marketplace Rules (the "NASDAQ Marketplace Rules"), (referred to herein as an “audit committee financial expert”).
NEIL D. ECKERT, 50, has been a director since 2005. Mr. Eckert was nominated by Brit Insurance Holdings PLC, or Brit, to serve on the Company's board of Directors under an agreement between the Company and Brit. Until April 2005, he served as Chief Executive Office of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. In 2005, Mr. Eckert founded Climate Exchange PLC and was Chief Executive Officer until 2010 when the company was sold to InterContinental Exchange Inc. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company.
Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

ROLF HERTER, 49, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter's practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company's Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies.
Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.
HANS UELI KELLER, 60, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Engel & Voelkers Commercial, Switzerland and as member of the board of Wohnen Zurichsee AG.
Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.
We have five executive officers, Robin Raina, Robert F. Kerris, Graham Prior, Leon d'Apice, and James Senge, Sr. Information as to Mr. Raina is provided above.
ROBERT F. KERRIS, 59, joined the Company as Chief Financial Officer and Corporate Secretary on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003 and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
GRAHAM PRIOR, Age 56, serves as Corporate Senior Vice President International Business & Intellectual Property. Mr. Prior, has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company's international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the company's worldwide product development initiatives.
LEON d'APICE, Age 56, serves as the Company's Managing Director - Ebix Australia Group Head. Mr. d'Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d'Apice was also a part owner in. Mr. d'Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix's Australia's business units.
JAMES SENGE, SR., Age 52, serves as the Company's Senior Vice President EbixHealth. Mr. Senge, has been employed with Ebix, (as a result of the business acquisition of Acclamation Systems, Inc. in 2008), since 1979. During his over 32 years with the Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge's focus is on expanding the Company's reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix's Pittsburgh, Pennsylvania office.

CORPORATE GOVERNANCE
The following table lists our four board committees, the directors who served on them as of the end of 2012 and the number of committee meetings held in 2012.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina*
2012 Meetings	4	8	1

It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2012 the Company's full Board of Directors met in person four times and eight times over telephonic conference calls. Each member of the Board of Directors attended all of the meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and Chief Executive Officer and others regarding matters of interest and concern to the Company.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, selects the independent registered public accounting firm, pre-approves the audit and any non-audit services to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee currently consists of Messrs. Bhalla (Chairman), Keller and Benz. After reviewing the qualifications of the current members of the committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board of Directors has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the NASDAQ listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2012. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2012 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Graham Prior who was declared a named executive officer on May 1, 2012 and did not file a Form 3 until October 9, 2012, James Senge, Sr. who was declared a named executive officer on May 1, 2012 and did not file a Form 3 until October 9, 2012 and who also sold shares of common stock on July 13, 2012 and did not file a Form 4 until October 9, 2012, Leon d'Apice who was declared a named executive officer on May 1, 2012 and did not file a Form 3 until October 31, 2012 and who also sold shares of common stock on September 24, 2012 and did not file a Form

4 until October 31, 2012, and Pavan Bhalla who exercised stock options on October 23, 2012 and did not file a Form 4 until March 8, 2013.

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

•
Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2012, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company's employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company's other executives is consistent with such differences found in the Company's insurance services peer group and the market for executive level personnel for public companies of similar size.

•
External Competitiveness. The Compensation Committee believes it is important to management retention and morale that compensation be competitive with our competitors. As a part of that exercise, reviewed the competitive landscape and to establish transparent criterion for CEO compensation. Based on this review consultant's report and the contributions provided by individual board members, and on their business experiences, the Compensation Committee established a transparent plan for CEO compensation. The plan was unanimously adopted by the board of directors.

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

The Compensation Committee determined that the Company's shareholders' interests are best served by retaining the Chief Executive Officer and Chief Financial Officer on a performance based package with no guaranteed bonus arrangements, while linking the bonus to growth in net income, diluted earnings per share, revenues, recurring revenue streams, and operating cash flows. Specifically, the Company's Chief Executive Officer and Chief Financial Officer receive annual performance bonuses measured as a percentage of pretax income because the Compensation Committee believes that pretax net income is not only the hallmark of sound, profitable growth looked to by investors, but also generates the cash that fuels the Company's internal product development and diversification initiatives. While the cash bonus formula for the executive officers focuses essentially on pretax net income, it also takes into account growth in top line revenue, strengthening of the Company's cash reserves, growth in the Company's recurring revenue streams, reduction in customer attrition rates, retention and strengthening of the senior management team, product and geographic diversification, and a strong internal control structure that ensures the highest level of integrity.
Short-term incentive compensation is generally based on three performance criteria: (a) profitability, (b) revenue growth, and (c) other specific performance criteria. Under the short-term incentive plan for the fiscal year ended December 31, 2012, an incentive bonus of $1,300,000 was awarded to Robin Raina, a $75,936 incentive bonus was awarded to Robert Kerris, and a $51,795 incentive bonus was awarded to Leon d'Apice. Mr. Raina also received an additional $800,000 related to an incentive bonus earned in 2011 which was not paid until 2012.
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
The following chart sets forth information regarding the actual annual cash incentive awards made to Robin Raina, Robert Kerris, Graham Prior, Leon d'Apice, and James Senge, Sr., the Company's named executive officers.

	Award Percentage Subject to Objective/ Subjective	Target Incentive Award as a Percentage of Base	Actual Annual Incentive	Actual Annual Incentive Award as a Percentage	Actual Incentive Award as a Percentage of Base
Short Term Incentive Plan Participant	Criteria	Salary	Award	of Target	Salary
(Name and Position)	(%)	(%)	($)	(%)	(%)
Robin Raina, Chairman of the Board and Chief Executive Officer	100/-	100%	1,300,000	100%	100%
Robert F. Kerris, Chief Financial Officer and Corporate Secretary	100/-	50%	75,936	100%	45%
Graham Prior, Corporate Senior Vice President	100/-	—%	—	—%	—%
Leon d'Apice, Managing Director, Ebix Australia Group	100/-	22%	51,975	100%	22%
James Senge, Sr., Senior Vice President, EbixHealth	100/-	—%	—	—%	—%

•
Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders.

Nevertheless, the Compensation Committee in consultation with the entire Board of Directors, determined that it would be preferable to give cash instead of options or meaningful numbers of restricted stock grants to the executives in order to restrict variable expenses and to limit dilution of company stock. Accordingly, the executives were not given any new options in 2012 and given modest restricted stock in 2012.

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

•
Vesting and Holding Periods for Equity Incentive Compensation. As a means to encourage long term thinking and encourage continued employment with us, the Company's equity awards are usually subject to a multi-year vesting period. Historically, our grants of stock options and restricted stock have vested over a three year period and the committee anticipates that future awards will continue to be subject to multi-year vesting, most likely for similar three year periods. Historically, the Company has not imposed minimum equity ownership requirements for equity compensation awarded to its executive officers, nor has it required any continued ownership of the securities issued pursuant to such awards after vesting. The committee is still evaluating whether such a policy of minimum stock ownership levels or award retention should be implemented and the potential parameters for any award retention policy. It is anticipated that any such policy would provide for sales in the event of hardship and sales sufficient to generate sufficient income to pay taxes in connection with the award or other awards; provided, however, that in 2012 the Compensation Committee enacted a policy that allows for the forfeiture of stock options and restricted stock in order for recipients to meet various tax requirements. The Compensation Committee does not use a specific formula to calculate the number of stock options or restricted share awards to its executives nor does the Compensation Committee explicitly set potential future award levels. In determining the specific amounts to be granted to each executive, the Compensation Committee takes into account factors such as the executive's position, his or her contribution to the Company's performance, and the overall package of cash and equity compensation for the executive.

Use Of Compensation Consultants and Benchmarking
During 2012, the committee did not retain any compensation consultants or engage in any formal benchmarking. The compensation committee expects to retain (but not yet retained) a compensation consulting firm to review and evaluate the compensation arrangements for the Company's executive officers for periods after July 1, 2012.
Equity Awards in 2012
In 2012, no stock options and 18,991 shares of restricted stock were granted to the named executive officers of the Company.
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

Chief Executive Officer Compensation
The compensation policies described above apply to the compensation of Robin Raina, the Chief Executive Officer (“CEO”); provided, however, that if, after receiving the audited fiscal year end results, the independent members of the Board of Directors should determine that Mr. Raina has exceeded his objectives, goals and targets by a wide margin, then the Board of Directors has the discretion to award an additional supplemental bonus for that year in an amount not to exceed 125% of the $800,000 base bonus amount (i.e., $1,000,000). Further, Mr. Raina also can earn leadership bonus up to an additional $200,000 each year if, after receiving the audited fiscal year end results, independent members of the Board of Directors should determine that that the Company has met certain overall goals under his leadership, including, among other things, the successful integration of acquired companies, achieving operating margins targets for acquisitions, strengthening the Company's platform outside of the United States, management retention, and successful IT audits. Any supplemental and leadership bonuses earned by Mr. Raina are payable, at the discretion of the Board of Directors, in cash or restricted stock.

Compensation Committee Interlocks and Insider Participation.
The members of the Compensation Committee, Messrs. Benz and Keller, have never been officers or employees of the Company, nor have they ever been considered insiders of the Company.
Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company's CEO and other executive officers with those of stockholders. The committee believes that Ebix's 2012 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company's CEO and other named executive officer in the aggregate to be reasonable and not excessive.
Shareholder Advisory Vote
While the decisions regarding total compensation for the Company's executive officers were made prior to the Company's 2012 Annual Meeting, the Compensation Committee will consider the approval of the Company's shareholders in their vote on executive compensation.
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
Executive Compensation and Director Compensation Tables
All references to any amount of stock, restricted stock, or options in the below tables represent the amounts at December 31, 2012 reflect the effect of the Company's three-for-one stock split on January 4, 2010.

Summary Compensation Table

Name and					Stock		Option	Non-Equity Incentive	Incentive Plan	All Other
Principal		Salary		Bonus	Awards	(8)	Awards	Plan Compensation	Compensation	Compensation
Position	Year	($)		($)	($)		($)	($)	($)	($)		Total
Robin Raina, President,	2012	$976,923		$1,600,000	$879,298	(1)	$—	$—	$—	$60,675	(4)	$3,516,896
Chief Executive Officer	2011	$800,000		$1,600,000	$1,010,479	(2)	$—	$—	$—	$19,675		$3,430,154
and Chairman of the Board	2010	$800,000		$1,600,000	$525,000	(3)	$—	$—	$—	$42,575		$2,967,575
Robert Kerris, Senior Vice	2012	$169,230		$75,936	$21,461		$—	$—	$—	$2,538	(5)	$269,165
President—Chief Financial	2011	$150,000		$75,000	$38,914		$—	$—	$—	$2,250		$266,164
Officer and Secretary	2010	$146,481		$81,564	$50,000		$—	$—	$—	$2,197		$280,242
Graham Prior,	2012	$170,448	(6)	$—	$71,562		$—	$—	$—	$64,472		$306,482
Corporate Senior	2011	$167,794		$38,485	$266,633		$—	$—	$—	$63,500		$536,412
Vice President
Leon d'Apice,	2012	$233,078	(7)	$51,795	$119,277		$—	$—	$—	$16,574		$420,724
Managing Director-	2011	$228,915		$—	$461,980		$—	$—	$—	$17,855		$708,750
Ebix Australia Group
James Senge, Sr.,	2012	$200,000		$—	$150,000		$—	$—	$—	$2,300		$352,300
Senior Vice President	2011	$200,000		$—	$116,744		$—	$—	$—	$2,300		$319,044
EbixHealth

Footnotes

(1)
During August 2012, the Compensation Committee of the Board of Directors of the Company gave final approval to award 12,500 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President. This award was made pursuant to the 2010 Stock Incentive Program (the “2010 Program”) approved by the Company's Board of Directors. Company recognized compensation expense of approximately $35,598 related to these shares during the year ended December 31, 2012.

(2)
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

(3)
During April 2010, the Compensation Committee of the Board of Directors of the Company gave final approval to award 32,751 shares of restricted stock to Robin Raina, the Company's Chairman, Chief Executive Officer and President. This award was made pursuant to the 2006 incentive compensation program (the “2006 Program”) approved by the Company's Board of Directors. The number of shares of restricted stock issued to Mr. Raina represent approximately 25% of the aggregate of his total salary and cash bonus compensation earned for 2009, divided by the market price of the Company's stock on April 1, 2010. This is the date that the Compensation Committee of the Board of Directors approved the restricted stock grant. The Company recognized compensation expense of approximately $89,737 related to these shares during the year ended December 31, 2010. The Company recognized a total compensation expense of $358,321 related to all share grants inclusive of the March 25, 2009 grant during the year ended December 31, 2010.

(4)
For 2012, the Company made a matching grant pursuant to its 401(k) Plan of $3,675, and provided a grant of $46,000 to the Robin Raina Foundation as well as a matching grant of $11,000 to the same and paid a conveyance expense of $6,000. For 2011, the Company made a matching grant pursuant to its 401(k) Plan of $3,676, and provided a grant of $5,000 to the Robin Raina Foundation as well as a matching grant of $11,000 to the same and paid a conveyance expense of $6,000. For 2010, the Company made a matching grant pursuant to its 401(k) Plan of $3,676, and provided a grant of $23,000 to the Robin Raina Foundation as well as a matching grant of $11,000 to the same.

(5)
For 2012, the Company made a matching grant pursuant to its 401(k) Plan of $2,538. For 2011, the Company made a matching grant pursuant to its 401(k) Plan of $2,250. For 2010, the Company made a matching grant pursuant to its 401(k) Plan of $2,197.

(6)
All sums other than those represented Stock Awards were derived by using the conversion ratio of 0.811164 which represents the average annualized conversion ratio between one Singapore Dollar and one United States Dollar. Mr. Prior was compensated in Singapore Dollars.

(7)
All sums other than those represented Stock Awards were derived by using the conversion ratio of 1.0359 which represents the average annualized conversion ratio between one Australian Dollar and one United States Dollar. Mr. Prior was compensated in Australian Dollars.

(8)
These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation and do not necessarily reflect the actual value that may be realized. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements for the year ended December 31, 2012 included in this Form 10-K.

Grants of Plan-Based Award

								All Other Stock Awards:	All Other
		Estimated Future Payments Under Non Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of
	Grant	Thresh- old	Target	Maxi- mum	Thresh- old	Target	Maxi- mum	Stock or Units	Underlying Options	Option Awards	Full Grant Date Fair
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Value
Robin Raina, President, Chief Executive Officer and Chairman of the Board	8/23/2012	—	—	—	—	—	—	12,500	—	—	$300,000
Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	—	—	—	—	—	—	—	—	—	—	—
Graham Prior, Corporate Senior Vice President	—	—	—	—	—	—	—	—	—	—	—
Leon d'Apice, Managing Director, Ebix Australia Group	—	—	—	—	—	—	—	—	—	—	—
James Senge, Sr., Senior Vice President, EbixHealth	3/16/2012							6,491			$150,000

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina, President, Chief						31,012	(1)	$499,913
Executive Officer and Chairman of the Board	990,000	—	—	$0.5944	9/16/2013
	450,000	—	—	$1.751	4/2/2014
Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	—	—	—	$—	—	—		$—	—	—

Graham Prior, Corporate Senior Vice President	—	—	—	$—	—	—		$—	—	—

Leon d'Apice, Managing Director, Ebix Australia Group	—	—	—	$—	—	—		$—	—	—

James Senge, Sr., Senior Vice President, EbixHealth	—	—	—	$—	—	8,951	(2)	$144,290	—	—

Footnote

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 75,186 shares of Company common stock on February 3, 2006 of which 0 shares were unvested as of December 31, 2012; (ii) a grant of 76,509 shares of Company common stock on May 9, 2007 of which 0 shares were unvested as of December 31, 2012; (iii) a grant of 22,500 shares of Company common stock on November 11, 2007 of which 0 shares were unvested as of December 31, 2012; (iv) a grant of 48,222 shares of Company common stock on March 24, 2008 of which 0 were unvested as of December 31, 2012; (v) a grant of 44,040 shares of which 0 were unvested as of December 31, 2012; (vi) a grant of 32,751 shares of which 5,459 were unvested as of December 31, 2012; (vii) a grant of 26,106 shares on May 10, 2011 of which 13,053 were unvested as of December 31, 2012; and, (viii) a grant of 12,500 shares on August 23, 2012 of which 12,250 were unvested as of December 31, 2012.

(2)
James Senge, Sr. has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 9,323 shares of Company common stock on March 26, 2010 of which 777 shares were unvested as of December 31, 2012; (ii) a grant of 4,039 shares of Company common stock on February 15, 2011 of which 1,683 shares were unvested as of December 31, 2012; and (iii) a grant of 6,491shares of Company common stock on March 16, 2012 of which 6,491 shares were unvested as of December 31, 2012.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	1,125,000	$15,067,519	27,460	$579,297
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	N/A	N/A	1,036	$21,461
Graham Prior, Corporate Senior Vice President	N/A	N/A	71,561	$3,040
Leon d'Apice, Managing Director, Ebix Australia Group	56,250	$1,365,372	5,067	$119,277
James Senge, Sr., Senior Vice President, EbixHealth	N/A	N/A	4,922	$117,835
Pension Benefits and Nonqualified Deferred Compensation
The Company does not generally offer non-tax qualified pension benefit plans or nonqualified deferred compensation to its officers, and none of its named executive officers currently participate or have participated in any non-tax qualified pension benefit plans or nonqualified deferred compensation plan during the past fiscal year.
Potential Payments for Mr. Raina Upon a Change of Control
In 2009 our independent directors unanimously approved the recommendation of the Compensation Committee regarding changes to the compensation structure for Mr. Raina. Specifically in this regard, the independent directors unanimously approved the Company's execution of and entry into the Acquisition Bonus Agreement (the “Agreement”) between the Company and Mr. Raina. The Agreement aligns both the interests of the Company's stockholders and Mr. Raina. Considering the continued healthy growth of the Company and the prevailing comparatively low price to earnings multiple of Ebix's common stock, the Board has evaluated the potential threat of the Company itself being an acquisition target. The Agreement serves in part to allow for stockholder value to be maximized by dissuading a potentially hostile acquisition attempt at an unacceptable price. Also, the Board acknowledges that Mr. Raina's retention is critical to the future success and growth of Ebix, and as such, the Agreement helps to ensure that Mr. Raina will be appropriately awarded for his contributions prior to any potential acquisition event as well as to further motivate Mr. Raina to maximize the value received by all stockholders of Ebix if the Company were to be acquired.
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

•
“Share Base” shall be the positive number, if any, that is determined when the number of Shares Deemed Held by Executive immediately prior to the Closing Date is subtracted from the number of shares that is 20% of the total shares of common stock outstanding immediately prior to the Closing Date on a fully diluted basis, taking into account the effect of the occurrence of the Liquidation Event on the vesting, repurchase of any stock by the Company, conversion or exercise terms of any outstanding securities or other instruments exercisable for, or convertible into, shares of common stock; provided that the difference that is so obtained shall be reduced by the number of shares, if any, sold by Executive after the first public announcement by the Company or any other party of any agreement, arrangement, Agreement, proposal or intent to engage in a transaction which would constitute a Liquidation Event.

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

Using the number of shares of common stock held by Mr. Raina on the record date for the Company's 2012 Annual Meeting and, merely for sake of example, a $16.00 price of the Company's stock as the Net Proceeds, Mr. Raina would receive a $46.8 million payment upon a liquidation event.
Director Compensation
Following each Annual Meeting of our stockholders, non-employee members of the board of directors are typically granted an option to purchase 9,000 shares of common stock at an exercise price per share of 100% of the fair market value for each share of common stock on the date of the grant.
On December 18, 2012, the board of directors granted to each non-employee director 9,000 stock options of which one-fourth will vest during 2013, and the remaining options will vest ratably each quarter in the years 2014, 2015 and 2016. Such grants were made pursuant to board's policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2012. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on December 18, 2012 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the December 19, 2011 meeting.
On December 19, 2011, the board of directors granted to each non-employee director 9,000 stock options of which one-fourth will vest during 2012, and the remaining options will vest ratably each quarter in the years 2013, 2014 and 2015. Such grants were made pursuant to board's policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2011. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on December 19, 2011 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the December 19, 2011 meeting.
On November 21, 2010, the board of directors granted to each non-employee director 9,000 stock options of which one-fourth will vest during 2011, and the remaining options will vest ratably each quarter in the years 2012, 2013 and 2014. Such grants were made pursuant to board's policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2010. Mr. Keller and Benz received $5,000 following the annual meeting of stockholders on November 17, 2010 for serving on both the Audit and Compensation Committees. The Audit Committee Chairman, Mr. Bhalla received cash compensation of $5,000 following the November 17, 2010 meeting.

Director Compensation

					Change in Pension Value
					and
	Fees		Option	Non-Equity	Nonqualified
	Earned or	Stock	Awards	Incentive Plan	Deferred	All Other
Name	Paid in	Awards	($)	Compensation	Compensation	Compensation	Total
(a)	Cash	($)	(1,000)	($)	Earnings	($)	($)
Pavan Bhalla	$38,000	None	$107,728	None	None	None	$145,728
Hans Ueli Keller	$38,000	None	$107,728	None	None	None	$145,728
Hanz U. Benz	$33,000	None	$107,728	None	None	None	$140,728
Neil D. Eckert	$28,000	None	$107,728	None	None	None	$135,728
Rolf Herter	$28,000	None	$107,728	None	None	None	$135,728

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012, in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted prior to 2012.

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2012:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	138,375
Hans Ueli Keller	89,478
Hanz U. Benz	87,780
Neil D. Eckert	135,000
Rolf Herter	108,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2012, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006. Our stockholders also approved the 2010 Stock Incentive Plan at our annual meeting on November 17, 2010. The table below provides information as of December 31, 2012 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	1,908,633	$3.33	962,563
—2010 Stock Incentive Plan	90,000	$18.76	4,834,608
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	1,998,633	$4.03	5,797,171

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina (3)	3,671,560	9.5%
Pavan Bhalla (4)	131,283	*
Neil D. Eckert (5)	124,055	*
Leon d'Apice (6)	105,288	*
Rolf Herter (7)	99,555	*
Hans Ueli Keller (8)	61,757	*
Hans U. Benz (9)	58,954	*
Graham Prior (10)	47,471	*
James S. Senge	16,809	*
Robert F. Kerris (11)	1,036	*
Directors and executive officers as a group (10 persons)(12)	4,312,916	11.2%

Other Beneficial Holders

Fidelity Management and Research Company (13)	4,823,774	13.0%
Rennes Foundation (14)	3,562,593	9.6%
BMO Financial Group (15)	2,294,541	6.2%
Blackrock (16)	2,309,523	6.2%
The Vanguard Group (17)	2,158,033	5.8%
Wedge Capital Management LLC (18)	2,087,077	5.6%

*	Less than 1%.

(1)
For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

(2)
In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group.

(3)
Mr. Raina's ownership includes (a) 198,825 shares of restricted stock, (b) 1,440,000 shares of our common stock which are exercisable as of March 10, 2013, or that will become exercisable within 60 days after that date, and (c) 217,064 shares held as trustee for Robin Raina Foundation a 501(c) charity ownership which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and, to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(4)	Mr. Bhalla's ownership includes options to purchase 111,150 shares of our common stock which are exercisable as of March 10,2013 or that will become exercisable within 60 days after that date.

(5)	Mr. Eckert's ownership includes options to purchase 83,814 shares of our common stock which are exercisable as of March 10, 2013, or that will become exercisable within 60 days after that date.

(6)	Mr. D'Apices' ownership includes 28,250 shares of restricted stock.

(7)	Mr. Herter's ownership includes options to purchase 56,814 shares of our common stock which are exercisable as of March 10, 2013, or that will become exercisable within 60 days after that date.

(8)	Mr. Keller's ownership includes options to purchase 56,814 shares of our common stock which are exercisable as of March 10, 2013, or that will become exercisable within 60 days after that date.

(9)	Mr. Benz's ownership includes options to purchase 50,067 shares of our common stock which are exercisable as of March 10, 2013, or that will become exercisable within 60 days after that date.

(10)	Mr. Prior's ownership includes 47,471 shares of restricted stock.

(11)	Mr. Kerris' ownership includes 1,036 shares of restricted stock.

(12)	Includes options to purchase 1,798,659 shares of our common stock which are exercisable as of March 10, 2013, or that will become exercisable within 60 days after that date

(13)
Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC ("Fidelity"), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G/A dated December 31, 2012, as filed with the SEC. Fidelity reports that sole dispositive power resides in Edward C. Johnson, III and FMR LLC. The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.

(14)	The address of the Rennes Foundation is Rätikonerstrasse 13, P.O. Box 125, 9490 Vaduz, Principality of Liechtenstein.

(15)
Ownership consists of shares of our common stock beneficially owned by BMO Financial Corporation as disclosed on its Schedule 13G, for the period ending December 31, 2012. The address of BMO Financial Corporation is 111 West Monroe Street, Chicago, Illinois 60690.

(16)
Ownership consists of shares of our common stock beneficially owned by Blackrock International Trust Company and its wholly-owned subsidiaries (“Blackrock”) as disclosed on its Schedule 13G, for the period ending December 31, 2012. The address of Blackrock is 400 Howard Street, San Francisco, CA 94105.

(17)
Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiary, Vanguard Fiduciary Trust Company (collectively, "Vanguard"), as disclosed on Vanguard's joint schedule 13G, for the period ended December 31, 2012, as filed with the SEC. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(18)
Ownership consists of shares of our common stock beneficially owned by Wedge Capital Management LLC as disclosed on its Schedule 13G, for the period ending December 31, 2012. The address of Wedge Financial Management LLC is 301 South College Street, Suite 2920, Charlotte, NC 28202.

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
Rahul Raina, is the Company’s Corporate Vice President - Operations Ebix BPO & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2012 he was paid a salary of $120,000 and received no cash bonus or share-based compensation awards. During 2011 he was paid a salary of $120,000 and received no cash bonus or share-based compensation. Previously Rahul Raina was granted options to purchase 225,000 shares of our common stock with an exercise price of $0.74 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The options had a four year vesting period from the date of grant and expire ten years from the date of grant. This grant was not subject to any of the Company's approved stock compensation incentive plans. The expense for these options had been earlier fully recognized in the Company's financial statements. The options are presently fully vested and during the year 2012 he exercised 130,000 options. As of December 31, 2012 he has no remaining outstanding and unexercised options.
Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, during the year ended December 31, 2012 Ebix donated $46 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of the Alabama Disaster fund.
The Board of Directors has determined that as of December 31, 2012, five (5) of the Company's six (6) incumbent directors are independent as defined under NASD Marketplace Rules. Messrs. Bhalla, Keller, Benz, Eckert and Herter are said independent directors. Mr. Raina as a management director, participates in the Board's activities and provides valuable insights and advice.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Cherry Bekaert LLP (“CB”) served as Ebix’s registered public accountants for the years ended December 31, 2012 and 2011.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2012 and 2011 and fees billed for other services rendered during 2012 and 2011 by CB, our independent registered public accounting firm during these periods.

Services Rendered by Cherry Bekaert LLP	2012	2011
Audit Fees (1)	$429,000	$392,582
Audit Related Fees (2)	$89,500	$86,912
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$42,016	$196,303

(1)	Including fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.

(2)	Includes fees associated with the review of valuation reports associated with business acquisition and audits of the Company's 401(K) plans.

(3)	Includes fees related to the audit of a recently acquired business.
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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 .

•	Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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
Date: March 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 18, 2013
(Robin Raina)
/s/ ROBERT F. KERRIS	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 18, 2013
(Robert F. Kerris)
/s/ HANS U. BENZ	Director	March 18, 2013
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 18, 2013
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 18, 2013
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 18, 2013
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 18, 2013
(Hans Ueli Keller)

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

10.46
Credit Agreement, dated as of April 26, 2012, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, Citibank N.A. as administrative agent, and Citibank N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders (filed as Exhibit 10.46 to the Company's Current Report on Form 8-K dated May 1, 2012.)

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*    Filed herewith

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts

for the Years ended December 31, 2012, December 31, 2011 and December 31, 2010
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$1,719	$1,126	$565
Provision for doubtful accounts	442	976	1,143
Write-off of accounts receivable against allowance	(1,004)	(725)	(586)
Other	—	342	4
Ending balance	$1,157	$1,719	$1,126
Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$—	$(6,626)	$(10,431)
Decrease (increase)	—	6,626	3,805
Ending balance	$—	$—	$(6,626)