Form 10-Q
period 2013-03-31
EBIX INC
filed 2013-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2013 the number of shares of common stock outstanding was 37,169,961.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating revenue	$52,566	$43,827
Operating expenses:

Cost of services provided	9,891	9,029
Product development	7,035	4,272
Sales and marketing	3,912	3,812
General and administrative	9,971	6,444
Amortization and depreciation	2,452	1,941
Total operating expenses	33,261	25,498

Operating income	19,305	18,329
Interest income	93	167
Interest expense	(362)	(253)
Other non-operating income	82	—
Foreign currency exchange loss	(170)	(296)
Income before income taxes	18,948	17,947
Income tax expense	(1,604)	(2,262)
Net income	$17,344	$15,685

Basic earnings per common share	$0.47	$0.43

Diluted earnings per common share	$0.45	$0.40

Basic weighted average shares outstanding	37,168	36,450

Diluted weighted average shares outstanding	38,779	39,523
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$17,344	$15,685
Other comprehensive income (loss):
Foreign currency translation adjustments	(518)	4,327
Total other comprehensive income (loss)	(518)	4,327
Comprehensive income	$16,826	$20,012

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43,005	$36,449
Short-term investments	778	971
Trade accounts receivable, less allowances of $1,075 and $1,157, respectively	39,533	37,298
Deferred tax asset, net	1,899	1,835
Other current assets	4,680	5,116
Total current assets	89,895	81,669

Property and equipment, net	9,676	10,082
Goodwill	326,223	326,748
Intangibles, net	50,654	52,591
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	18,764	11,245
Other assets	3,654	3,724
Total assets	$529,753	$516,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,151	$15,497
Accrued payroll and related benefits	4,800	5,431
Short term debt	9,625	11,344
Contingent liability for accrued earn-out acquisition consideration	2,406	3,265
Current portion of long term debt and capital lease obligations, net of discount of $0 and $13, respectively	905	915
Deferred revenue	19,584	19,888
Current deferred rent	226	237
Other current liabilities	74	113
Total current liabilities	57,771	56,690

Revolving line of credit	37,840	37,840
Long term debt and capital lease obligations, less current portion, net of discount of $78	29,117	31,592
Other liabilities	6,471	6,429
Contingent liability for accrued earn-out acquisition consideration	14,027	14,230
Put option liability	1,105	1,186
Deferred revenue	270	375
Long term deferred rent	1,465	1,449
Total liabilities	148,066	149,791

Commitments and Contingencies, Note 5

Temporary equity, Note 10	5,000	5,000

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 37,208,639 issued and 37,168,130 outstanding at March 31, 2013 and 37,131,777 issued and 37,091,268 outstanding at December 31, 2012	3,717	3,709

Additional paid-in capital	164,838	164,346
Treasury stock (40,509 shares as of March 31, 2013 and December 31, 2012)	(76)	(76)
Retained earnings	215,644	201,094
Accumulated other comprehensive loss	(7,436)	(6,918)
Total stockholders’ equity	376,687	362,155
Total liabilities and stockholders’ equity	$529,753	$516,946
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2012	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
Net income	—	—	—	—	—	17,344	—	17,344
Cumulative translation adjustment	—	—	—	—	—	—	(518)	(518)
Vesting of restricted stock	31,449	3	—	—	(3)	—	—	—
Exercise of stock options	79,044	8	—	—	545	—	—	553
Share based compensation	—	—	—	—	511	—	—	511
Tax benefit related to share-based compensation	—	—	—	—	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(33,631)	(3)	—	—	(561)	—	—	(564)
Dividends paid	—	—	—	—	—	(2,794)	—	(2,794)
Balance, March 31, 2013	37,208,639	$3,717	(40,509)	$(76)	$164,838	$215,644	$(7,436)	$376,687
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$17,344	$15,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,452	1,941
Benefit for deferred taxes	(7,538)	(1,428)
Share based compensation	511	548
Provision for doubtful accounts	—	266
Debt discount amortization on convertible debt	13	—
Unrealized foreign exchange loss	9	661
Gain on put option	(81)	—
Reduction of acquisition earnout accruals	(299)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,234)	1,771
Other assets	357	(302)
Accounts payable and accrued expenses	4,719	(861)
Accrued payroll and related benefits	(643)	(1,575)
Deferred revenue	(350)	(560)
Deferred rent	44	(75)
Other current liabilities	(39)	(2,336)
Net cash provided by operating activities	14,265	13,735

Cash flows from investing activities:
Investment in USIX	(570)	—
Maturities of marketable securities (net of purchases)	208	979
Capital expenditures	(345)	(673)
Net cash provided by/(used in) investing activities	(707)	306

Cash flows from financing activities:
Principal payments of term loan obligation	(4,125)	—
Excess tax benefit from share-based compensation	—	27
Proceeds from the exercise of stock options	553	14
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(564)	—
Dividend payments	(2,794)	(1,464)
Principal payments of debt obligations	(12)	—
Payments of capital lease obligations	(80)	(45)
Net cash provided used in financing activities	(7,022)	(1,468)
Effect of foreign exchange rates on cash	20	871
Net change in cash and cash equivalents	6,556	13,444
Cash and cash equivalents at the beginning of the period	36,449	23,696
Cash and cash equivalents at the end of the period	$43,005	$37,140
Supplemental disclosures of cash flow information:
Interest paid	$352	$312
Income taxes paid	$3,548	$3,030
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

None.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, Japan, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 31.1% and 30.4% of the Company’s total revenue for the three months ended March 31, 2013 and 2012, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Exchanges	$41,686	$34,646
Broker Systems	4,722	4,754
Business Process Outsourcing (“BPO”)	4,164	3,571
Carrier Systems	1,994	856
Totals	$52,566	$43,827
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2012 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

As of March 31, 2013 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Common share-based put option for which the fair value was measured as a Level 2 instrument.

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

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

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at March 31, 2013 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citibank. The estimated fair value of such instruments at March 31, 2013 approximates their carrying value as reported on the unaudited consolidated balance sheet. The fair values of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$778	$778	$—	$—
Total assets measured at fair value	$778	$778	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$1,105	$—	$1,105	$—
Foreign exchange contracts (b)	—	—	—	—
Contingent accrued earn-out acquisition consideration (c)	16,433	—	—	16,433
Total liabilities measured at fair value	$17,538	$—	$1,105	$16,433

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

(b) The market valuation approach is applied and the valuation inputs include foreign currency exchange spot rates, forward premiums, forward foreign currency exchange rates, term, and maturity dates. As of March 31, 2013 all the Company's derivative instruments in the form of foreign currency hedge instruments had been settled.

(c) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2013 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ending March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2013	$17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(299)
(Gains) or losses recorded against goodwill	—
Foreign currency translation adjustments ***	(193)

Acquisitions and settlements
Business acquisitions	—
Settlements	(570)

Ending balance at March 31, 2013	$16,433

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(344)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands, unaudited)	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (USIX, Taimma, Planetsoft, and TriSystems acquisitions)	$16,433	Discounted cash flow	Annualized revenue and probability of achievement

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
In accordance with Financial Accounting Standard Board (“FASB”) and SEC accounting guidance on revenue recognition, the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $28.7 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $10.8 million of unbilled receivables. Approximately $7.4 million of deferred revenue is included in accounts receivable at March 31, 2013. The Company recognized and recorded bad debt expense for the three-month periods ended March 31, 2013 and 2012 in the amounts of $0 and $266 thousand, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2012 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

March 31, 2013
(In thousands)
Beginning Balance at January 1, 2013	$326,748
Additions, net	—
Foreign currency translation adjustments	(525)
Ending Balance at March 31, 2013	$326,223
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$57,486	$57,638
Developed technology	13,963	14,025
Trademarks	2,611	2,638
Non-compete agreements	538	538
Backlog	140	140
Database	212	212
Total intangibles	74,950	75,191
Accumulated amortization	(24,296)	(22,600)
Finite-lived intangibles, net	$50,654	$52,591

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.7 million for the three months ended March 31, 2013 and $1.2 million for the three months ended March 31, 2012.

Foreign Currency Translation-Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, including its acquisition of PlanetSoft in 2012, the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. The Company believes that the acquisition of PlanetSoft along with the other four business acquisitions completed in 2012 during the current year combined with the cumulative effect of business acquisitions made over the last few years which necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency.
The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets, and are included in the condensed consolidated statements of comprehensive income. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In July 2012, the FASB issued new Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this new standard in 2013 for use in its annual impairment evaluations of indefinite-lived intangible assets, which is performed as of September of each year.

In September 2011, the FASB issued technical guidance regarding an entity's evaluation of goodwill for possible impairment. Under this new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. This new technical guidance was effective for fiscal years beginning after December 15, 2011. Early adoption was permitted for annual and interim goodwill impairment evaluations performed as of a date before September 2011, if an entity's financial statements for the most recent annual or interim period had not yet been issued. The Company elected to adopt this technical guidance early and accordingly applied it to the 2011 and 2012 annual impairment evaluation of goodwill.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$17,344	$15,685
Basic Weighted Average Shares Outstanding	37,168	36,450
Dilutive effect of stock options and restricted stock awards	1,611	3,073
Diluted weighted average shares outstanding	38,779	39,523
Basic earnings per common share	$0.47	$0.43
Diluted earnings per common share	$0.45	$0.40

Note 3: Business Combinations
    The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During 2012 the Company executed and completed five business acquisitions including PlanetSoft, Inc. which is discussed further below.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2013, the total of these contingent liabilities was $16.4 million, of which $14.0 million is reported in long-term liabilities, and $2.4 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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
During the three months ended March 31, 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of directly related internal operating costs incurred by the Company and a portion of the fee that was paid to our investment banker).
Effective June 1, 2012 Ebix closed the merger of California based PlanetSoft, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The initial fair value of this put option liability was determined to be $1.4 million. This put option is described in more detail in Note 7. Included in the Company's revenues as reported in its condensed consolidated statement of income for the three months ended March 31, 2013 is $4.0 million of PlanetSoft's operating revenue. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $44.1 million of goodwill,

$9.8 million of intangible assets pertaining to customer relationships, and $540 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has determined that the approximate fair value of this contingent consideration liability to be $10.2 million as of March 31, 2013.

The aggregated unaudited pro forma financial information pertaining to the all of the Company's acquisitions made during 2012, which includes the acquisitions of BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2012 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for the three months ended March 31, 2012 do not include the operating results from the businesses since the effective date that they were acquired by Ebix were all after March 31, 2012.

	Three Months Ending March 31, 2013		Three Months Ending March 31, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$52,566	$52,566	$43,827	$50,892
Net Income	$17,344	$17,344	$15,685	$14,743
Basic EPS	$0.47	$0.47	$0.43	$0.40
Diluted EPS	$0.45	$0.45	$0.40	$0.37

In the above table, the unaudited pro forma revenue for the three months ended March 31, 2013 increased by $1.7 million from the unaudited pro forma revenue during the same period in 2012 of $50.9 million to $52.6 million , representing a 3.3% increase. Correspondingly, the reported revenue for the three months ended March 31, 2013 increased by $8.7 million or 19.9% from the reported revenue during the same period in 2012.

Note 4: Debt with Commercial Bank

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.70%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of March 31, 2013 the Company's consolidated balance sheet includes $574 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At March 31, 2013, the outstanding balance on the revolving line of credit was $37.8 million and the facility carried an interest rate of 1.70%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three month period ending March 31, 2013, the average and maximum outstanding balances on the revolving line of credit were $37.8 million and $37.8 million, respectively.

    At March 31, 2013, the outstanding balance on the term loan was $36.8 million of which $9.6 million is due within the next twelve months. This term loan also carried an interest rate of 1.70%. During the three months ended March 31, 2013, $4.1 million of scheduled payments were made against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $9.6 million and $27.2 million respectively at March 31, 2013.

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.). A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim. On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. The parties are now in the fact discovery phase of the litigation. In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by a shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia). The second such derivative action was brought by a shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by a shareholder named Hotel Trades Council and Hotel Association of New York City Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case has been stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.) and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Counsel has stated that it intends to file a consolidated amended complaint on or about May 13, 2013. Thereafter, the parties will meet and confer regarding future case scheduling. The Company denies any liability and intends to defend the federal and derivative actions vigorously. The likelihood of an unfavorable outcome for this matter is not estimable.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2013 and 2012. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2013 and 2012 was $1.6 million and $1.3 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2013, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $243 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2013, is $3.0 million.

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
The Company recognized income tax expense of $1.6 million for the three months ended March 31, 2013. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The calculated estimated annual effective tax rate used by the Company to determine the interim income tax provision for the first quarter of 2013 was 8.32% as compared to 12.52% for the same period in 2012. The effective rate decreased primarily due to increased taxable income from jurisdictions with lower tax rates.
At March 31, 2013, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $51.2 million which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carry-forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. There is an open federal income tax audit for taxable years 2008 through 2010. In connection with this open audit, the Company has responded to a number of information requests from the IRS, but there have been no substantive discussions or identification of potential deficiencies to date. Regarding our foreign operations as of December 31, 2012, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2006 to 2012), Singapore and Brazil (2007 to 2012), New Zealand (2008 to 2012), and India (2010 to 2012).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of March 31, 2013 the Company’s Condensed Consolidated Balance Sheet includes a liability of $6.0 million for unrecognized tax benefits which is included in other long-term liabilities. During the three months ended March 31, 2013 there were $68 thousand in changes to this liability. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2013	$5,925
Additions for tax positions related to current year	—
Additions for tax positions of prior years	68
Reductions for tax position of prior years	—
Balance at March 31, 2013	$5,993
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of March 31, 2013 approximately $698 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

Note 7: Derivative Instruments
The Company periodically uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of March 31, 2013, all of the Company's pre-existing foreign currency hedge contracts have matured. The inputs that were used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date.
The intended purpose of these hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency had been the Indian rupee until it was changed to the U.S. dollar effective July 1, 2012. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was $0 and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. These gains are in addition to the consolidated foreign exchange losses equivalent to $(170) thousand and $(1.5) million recorded during the three months ended March 31, 2013 and 2012, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. This disclosure specifically pertains to the hedging instruments outstanding at March 31, 2012, rather the current year, in that as of March 31, 2013, all of the Company's pre-existing foreign currency hedge contracts have matured and there were no such other hedging instruments outstanding on this date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At March 31, 2013 the fair value of the put option liability was re-measured and was determined to have decreased $81 thousand during the three month period then ended with this amount reflected as a gain included in other non-operating income in the accompanying Condensed Consolidated Statement of Income. As of March 31, 2013, the aggregate fair value of this derivative instrument, which is included in long-term liabilities on the Condensed Consolidated Balance Sheet, was $1.1 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Three Months Ended March 31, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$36,232	$1,657	$1,303	$10,518	$724	$526	$218	$1,388	$52,566
Long-lived assets	$317,727	$9,467	$12,840	$1,195	$69,878	$235	$17,364	$11,223	$439,929

As of and for the Three Months Ended March 31, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$30,490	$382	$2,422	$9,167	$795	$571	$—	$—	$43,827
Long-lived assets	$261,713	$—	$14,452	$1,441	$65,749	$260	$11,064	$—	$354,679

Note 9: Minority Business Investment

During the three months ending June 30, 2012, Ebix acquired a strategic 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet's insurance exchange connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during the three month period ending March 31, 2013 the Company recognized $600 thousand of revenue from CurePet, and as of March 31, 2013 there was an $812 thousand outstanding balance due from CurePet in the Company's reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for the three months ended March 31, 2013, there have been no revenue sharing earned or accrued.

Note 10: Temporary Equity

The $5.0 million of temporary equity reported on the Company's consolidated balance sheet as of March 31, 2013 and December 31, 2012 is in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regard to these shares of Ebix common stock, and as discussed in Note 7 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. Furthermore as per the terms of the PlanetSoft merger agreement, if Ebix consummates a merger or acquisition agreement whereby it ceases to be a public reporting company as under the SEC Exchange Act, then the put option shall become immediately exercisable. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the consolidated balance sheet, and is shown as a separate line referred to as "temporary equity" appearing after liabilities, and before the stockholders equity section, and will remain so until the second quarter of 2014.

Note 11: Subsequent Events

Entry into a Material Definitive Merger Agreement
On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Exchange Parent Corp., a Delaware corporation (“Parent”), and Exchange Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“MergerSub” and, together with Parent, the “Acquiring Parties”). Parent is owned by Broad Street Principal Investments, L.L.C., an affiliate of Goldman, Sachs & Co.

The Merger Agreement provides for, upon the terms and subject to the conditions contained therein, the merger of MergerSub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, on the terms and subject to the conditions contained in the Merger Agreement, each share of common stock of the Company outstanding immediately prior to the effective time will be converted into the right to receive $20.00 in cash, without interest (the “Merger Consideration”). Shares of common stock (i) held by the Company as treasury stock, (ii) owned by Parent, MergerSub or any subsidiary of the Company, and the Rollover Shares (as described below), and (iii) held by stockholders who have demanded appraisal for such shares in accordance with Delaware law, will not be entitled to receive the Merger Consideration.

The Merger Agreement was approved by the Board of Directors of the Company (the “Board”), acting upon the unanimous recommendation of a special committee composed of independent directors of the Board. The consummation of the Merger is subject to certain closing conditions, including receipt of all necessary regulatory clearances, the approval of a majority of the outstanding shares of Company common stock and other conditions as set forth in the Merger Agreement.
Concurrently with the execution of the Merger Agreement, Robin Raina, the Company's Chairman and Chief Executive Officer, and the Robin Raina Foundation, Inc., a non-profit corporation of which Mr. Raina is the President, (collectively, the “Raina Investors”) entered into an Investment Letter Agreement with Parent that governs a portion of the payments due to the Raina Investors under the Merger Agreement with respect to certain shares of common stock owned by them, and due to Mr. Raina as a result of his ownership of restricted common stock and options to purchase common stock. Pursuant to the Investment Letter Agreement, (i) the Raina Investors will invest proceeds received by them in the Merger in the aggregate amount of $36,658,720 and $3,341,280, respectively, in Parent's immediate parent, an offshore partnership (“Parent Holdco”), or Parent, in exchange for a capital interest in Parent Holdco or Parent and (ii) the Acquisition Bonus Agreement between Mr. Raina and the Company dated July 15, 2009 will be terminated in full immediately prior to the closing of the Merger. Additionally, concurrently with the execution of the Merger Agreement, the Rennes Foundation entered into a Rollover Letter Agreement pursuant to which the Rennes Foundation will exchange, at the effective time of the Merger, 3,000,000 shares of common stock it holds (the “Rollover Shares”) for a capital interest in Parent Holdco or Parent. Rolf Herter, a member of the Company's Board of Directors, is also a director of the Rennes Foundation. The Raina Investors and the Rennes Foundation (collectively, the “Rollover Stockholders”) collectively currently own approximately 19% of the Company's outstanding shares. After the Merger is completed, the Raina Investors will indirectly retain an ownership interest of approximately 29% of the Company (including restricted ownership interests to be granted upon effectiveness of employment), and the Rennes Foundation will indirectly retain an ownership interest of approximately 15% of the Company.
In addition, concurrently with the execution of the Merger Agreement each of the Rollover Stockholders entered into a voting agreement (the “Voting Agreement”) with Parent pursuant to which the Rollover Stockholders agreed to vote their respective shares of common stock in favor of the Merger and against any alternative business combination transaction, and granted Parent a proxy to vote such shares in the event the Rollover Stockholders do not act in accordance with their obligations thereunder. The Voting Agreement will terminate upon the termination of the Merger Agreement.
In connection with the Merger, Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Lending Partners LLC have committed to provide debt financing for the Merger consisting of a $450 million senior secured facility consisting of (i) a $400 million senior secured term loan facility and (ii) a $50 million senior secured revolving credit facility and a $150 million senior secured second lien term loan facility, on the terms and subject to the conditions set forth in a debt commitment letter, dated as May 1, 2013.

For further information on the Merger, the Merger Agreement and related agreements please refer to the Current Report on Form 8-K filed on May 3, 2013. The foregoing descriptions of the Merger Agreement and Voting Agreements are subject to, and qualified in their entirety by, the full text of those agreements as attached as Exhibits 2.1 and 99.1 respectively to the Form 8-K filed on May 3, 2013, each of which is incorporated by reference herein.

Other Matters
On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents in their formal, non-public fact-finding inquiry and investigation styled In the Matter of Ebix, Inc. (A-3318), which primarily relates to the issues raised in the matter styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). This follows the receipt by the Company on December 3, 2012 of the first subpoena from the SEC dated November 30, 2012, stating that the SEC is conducting this non-public fact-finding inquiry and investigation and seeking documents relating to the issues raised therein and in an online news article based on unnamed sources, published on November 3, 2012 speculating about the existence of such an investigation. The Company is cooperating fully with the SEC to provide the requested documents and otherwise assist in the SEC's review, and advised the Acquiring Parties of the existence of this matter as well as the open tax audit discussed in Note 6, prior to the execution of the Merger Agreement.

On May 6, 2013, a putative shareholder class action was filed by Navin Shah, a purported shareholder of the Company, against the Company and its Board of Directors, among others, in the Court of Chancery for the State of Delaware styled Shah v. Ebix, Inc., et al., Case No. 8526. The complaint generally alleges, among other things, that the members of the Company's board breached their fiduciary duties to the Company's shareholders by entering into the Merger Agreement, approving the proposed Merger and failing to take steps to maximize the Company's value to its shareholders, and that the other defendants aided and abetted such breaches of fiduciary duties. In addition, the complaint alleges, among other things, that the Merger improperly favors the Acquiring Parties and that certain provisions of the Merger Agreement unduly restrict the Company's ability to negotiate with other potential bidders.

The complaint seeks to enjoin the defendants preliminarily and permanently from proceeding with, consummating, or closing the Merger and the related transactions, to rescind the Merger and the related transactions if consummated, an accounting of the damages allegedly sustained by the putative class, and attorneys' fees. It is possible that additional complaints may be filed as well. The defendants believe that the litigation is without merit and intends to defend it.

On May 7, 2013, a related second putative shareholder class action was filed by Tomas Lloret Llinares, a purported shareholder of the Company, in the Court of Chancery for the State of Delaware styled Llinares v. Ebix, Inc., et al., Case No. 8533. The Llinares action names the same defendants and makes similar allegations as the Shah action described above.

On May 9, 2013, a related third putative shareholder class action was filed by TBD Investments, LLC, a purported shareholder of the Company, in the Court of Chancery for the State of Delaware styled TBD Investments, LLC v. Ebix, Inc., et al., Case No. 8539.  The TBD Investments action names virtually the same defendants and makes similar allegations as the Shah and Llinares actions described above.

It is possible that additional complaints may be filed as well. The defendants believe that these actions are without merit and intends to defend them vigorously.

Completion of Business Acquisition
On April 7, 2013 the Company acquired Qatarlyst, an electronic trading exchange for the global insurance and reinsurance industry. Ebix acquired all of the outstanding stock and the business operations of Qatarlyst for a cash purchase price of $5.0 million and funded the transaction using existing available internal cash resources. The former shareholders of Qatarlyst retain the right to an earn-out payment. The earn-out payment shall be equal to the product of 2.07 and Qatarlysts's average annual revenue over the financial years 2014, 2015 and 2016 (such three years, the “Earnout Period”) over $2.7 million. Total aggregate revenue of the acquired company over the earn-out period divided by three less $2.7 million multiplied by 2.07 will equal the amount of earn-out payment.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part I, Item 1A, “Risk Factors” in our 2012 Form 10-K which is incorporated by reference herein, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Brazil, and Europe wherein we have significant or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
The important risk factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•
Regarding Note 4 of the Notes to the Condensed Consolidated Financial Statements, and our future liquidity needs discussed under “Liquidity and Financial Condition” as pertaining to our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
With respect to Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding to changes in the market value of our assets or the ultimate actual cost of our commitments and contingencies;

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
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance industry continues to undergo significant consolidation driven by the need for, and benefits from, economies of scale and scope in providing insurance services in a competitive environment. Furthermore the insurance industry has particularly experienced a steady increase in the desire to reduce paper-based processes and to improve efficiency both at the back-end and consumer end sides. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of insurance providers and related entities. We intend to expand both organically and through strategic business acquisitions.
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
Results of Operations — Three Months Ended March 31, 2013 and 2012
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Exchanges	$41,686	$34,646
Broker Systems	4,722	4,754
Business Process Outsourcing (“BPO”)	4,164	3,571
Carrier Systems	1,994	856
Totals	$52,566	$43,827

During the three months ended March 31, 2013 our total operating revenues increased $8.7 million or 20%, to $52.6 million as compared to $43.8 million during the first quarter of 2012. The increase in revenues is a summation of revenue from business acquisitions completed during 2012 and the continued growth achieved in our Exchange channel, slightly offset by a reduction in Broker revenues. Ebix Carrier and BPO revenues increased by 113% and 17% respectively on a year over year basis. The increase in Carrier revenues are the result of a targeted emphasis on larger scale professional service projects to clients in this product channel. This Carrier channel has four significant ongoing customer projects resulting in a large increase of delivered services. With regards to business acquisitions, the Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal year 2012 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed condensed consolidated financial statements, combined revenues increased 2.9% for the first quarter of 2013 vs. the first quarter of 2012 whereas there was a 19.5% increase in reported revenues for the same comparative period. The cause for the difference between the 19.5% increase in reported Q1 2013 revenue versus Q1 2012 revenue, as compared to the 2.9% increase in Q1 2013 pro forma versus Q1 2012 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the year 2012, specifically BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for Q1 2012 only includes the revenues from the businesses since the effective date that they were acquired by Ebix, and therefore includes no revenue for any of the following companies: PlanetSoft, TriSystems, BSI, Taimma and Fintechnix as they were all acquired after Q1 2012. The 2012 pro forma financial information includes a full three months of results for PlanetSoft, TriSystems, BSI, Taimma and Fintechnix as if they had been acquired on January 1, 2012.

Also partially affecting reported revenues was the impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations. During Q1 2013 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $355 thousand when using Q1 2012 foreign currency rates as a benchmark.

The above referenced pro forma table and the relative change in pro forma and actual revenues are based on the following premises:

•
2012 and 2013 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
2012 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, support, call center, consulting, implementation and training services, increased $862 thousand or 10%, from $9.0 million in the first quarter of 2012 to $9.9 million in the first quarter of 2013. This increase is due to additional personnel costs, professional service expenses, and operating costs in support of expanded revenue streams associated with business acquisitions made during 2012.
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $2.8 million or 65% from $4.3 million during the first quarter of 2012 to $7.0 million during the first quarter of 2013. This increase is attributable to additional personnel costs and professional service expenses associated with increased software and system development activities within our Exchange channel and at India operating centers in support of further revenue growth for the Company.
Sales and Marketing Expenses
Sales and marketing expenses increased $100 thousand or 3%, from $3.8 million in the first quarter of 2012 to $3.9 million in the first quarter of 2013. This increase is attributable to additional professional service expenses, travel related costs, and trade show expenses in support of the continuing increase in revenues generated from our Exchange channel.
General and Administrative Expenses
General and administrative expenses increased by $3.5 million or 55% from $6.4 million in the first quarter of 2012 to $10.0 million in the first quarter of 2013. The primary causes for the increase in general and administrative ("G&A") expenses were $1.4 million of additional personnel related costs associated with certain business acquisitions made in 2012, $392 thousand of increased corporate insurance and employee health insurance costs, $250 thousand of increased telecommunication costs, and approximately $400 thousand of additional legal expenses associated with the recently announced merger with an affiliate of Goldman, Sachs & Co. Also affecting the year over year increase in G&A expenses is the fact that in Q1 of 2012 the Company realized a benefit in the approximate amount of $971 thousand related to a termination fee received by the Company in connection with a failed business acquisition (net of significant directly related internal operating costs incurred by the Company and a portion of the fee that then had to be paid to our investment banker).
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $511 thousand or 26%, from $1.9 million in the first quarter of 2012 to $2.5 million in the first quarter of 2013. This net increase is primarily due to $526 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with the business acquisitions of BSI, Taimma, PlanetSoft, Fintechnix and TriSystems completed during 2012.
Interest Income
Interest income decreased $74 thousand or 44% from $167 thousand in the first quarter of 2012 to $93 thousand in the first quarter of 2013. Interest income was comparatively less due to less earnings realized from funds in certain foreign banks.
Interest Expense
Interest expense increased $109 thousand or 43%, from $253 thousand in the first quarter of 2012 to $362 thousand in the first quarter of 2013. Interest expense increased due to the fact that the aggregate outstanding balance on the Company's credit facility increased from $46.8 million at March 31, 2012 to $74.6 million at March 31, 2013.
Other Non-Operating Income
Other non-operating income for the three months ended March 31, 2013 in the amount of $82 thousand pertains to the gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.

Foreign Currency Exchange Loss
Net foreign currency exchange losses for the three months ended March 31, 2013 in the amount of $170 thousand pertained to losses realized upon the settlement of or recognized upon re-measurement of certain transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company recognized income tax expense of $1.6 million for the three months ended March 31, 2013, as compared to $2.3 million for the three months ended March 31, 2012. Comparatively the income tax expense decreased from a year earlier due to a decrease in the effective tax rate. The Company's effective tax rate used in the determination of its interim period tax provision for the quarter was 8.32% as compared to the 12.52% effective tax rate for the same period a year earlier. The effective rate decreased due to a greater proportion of our taxable income being generated from jurisdictions with lower tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rate for the full current year, after eliminating discrete items uniquely related to the respective interim reporting period.

Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, and to make strategic business acquisitions in the insurance services sector.

In the fourth quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share. This same quarterly dividend per share was paid again in February 2012. The dividend rate was increased to $0.05 effective with the dividend payment made in May 2012, and the same dividend payment was made in August 2012 and November 2012. On November 7, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 50% to 7.5 cents per outstanding share of the Company's common stock to be paid in February 2013, which was paid in February 2013.
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
Our cash and cash equivalents were $43.0 million and $36.4 million at March 31, 2013 and December 31, 2012, respectively. Our cash and cash equivalents balance has increased by $6.6 million since year end 2012, as a result of cash generated by our ongoing operating activities partially offset by dividend and term loan payments. The Company holds material cash balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 8, 2013 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$16,475	$4,009	$767	$11,176	$2,458	$3,353	$1,727	$2,066	$16	$42,047
Our current ratio increased to 1.56 at March 31, 2013 up from 1.44 at December 31, 2012 and our corresponding working capital position increased to $32.1 million at March 31, 2013 from $25.0 million at the end of the 2012. Our short-term liquidity position has improved due to increased available cash balances and trade receivables in combination with reduced short-term debt.

The Company's accounts receivable DSO stood at 69 days at March 31, 2013 and reflects an increase of 6 days from December 31, 2012 and 9 days from the first quarter of 2012. We believe that the Company's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2013, the total of these contingent liabilities was $16.4 million, of which $14.0 million is reported in long-term liabilities, and $2.4 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $14.3 million for the three months ended March 31, 2013. The primary components of the cash provided by operations during this three months interim period consisted of net income of $17.3 million, net of $(72) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $2.5 million of depreciation and amortization, $(5.7) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and deferred tax assets, and $511 thousand of non-cash share-based compensation.
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

Investing Activities
Net cash used for investing activities during the three months ended March 31, 2013 was $707 thousand, of which $570 thousand was used for the payment of an earnout obligation in connection with our 2010 acquisition of USIX in Brazil and $345 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations. Partially offsetting these investment cash outflows was $208 thousand of net cash in-flow from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.
Net cash provided from investing activities during the three months ended March 31, 2012 totaled $306 thousand which consisted of $979 thousand from maturities of marketable securities (specifically bank certificates of deposit), net of purchases, less $673 thousand used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Financing Activities
During the three months ended March 31, 2013 net cash used by financing activities was $7.0 million which primarily consisted of $4.1 million of principal repayments against our term loan facility with Citibank, $2.8 million used to pay the quarterly dividend to our common stockholders, and $92 thousand used to make principal payments on long-term debt and capital lease obligations.

During the three months ended March 31, 2012 net cash used in financing activities was $1.5 million all of which pertained to the funds used to remit the quarterly dividend paid to common stock holders.

Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citi Bank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million.  The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.70%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is and will be used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At March 31, 2013, the outstanding balance on the Company's revolving line of credit with Citibank was $37.8 million and the facility carried an interest rate of 1.70%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2013, the average outstanding balance on the revolving line of credit was $37.8 million and the maximum outstanding balance was $37.8 million.
At March 31, 2013, the outstanding balance on the Company's term loan with Citibank was $36.8 million of which $9.6 million is due within the next twelve months. This term loan also carried an interest rate of 1.70%. During the three months ended March 31, 2013, $4.1 million of scheduled payments were against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheet, the amounts of which were $9.6 million and $27.2 million respectively at March 31, 2013.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of March 31, 2013. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$37,840	$—	$—	$37,840	$—
Long-term debt	39,299	10,277	23,297	5,725	—
Operating leases	16,573	5,088	5,904	3,711	1,870
Capital leases	452	272	180	—	—
Total	$94,164	$15,637	$29,381	$47,276	$1,870

Recent Developments
Please see Note 11 "Subsequent Events" to the enclosed condensed consolidated financial statements for a discussion of the recently announced Agreement and Plan of Merger (the “Merger Agreement”) with Exchange Parent Corp., a Delaware corporation (“Parent”), and Exchange Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“MergerSub” and, together with Parent, the “Acquiring Parties”), which was entered into on May 1, 2013. Parent is owned by Broad Street Principal Investments, L.L.C., an affiliate of Goldman, Sachs & Co.

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the condensed consolidated financial statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2012 Form 10-K.
Application of Critical Accounting Policies
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”), as promulgated in the United States, requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our Condensed Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have possibly been used in the current period, and changes in the accounting estimates that we used are reasonably likely to occur from period to period both of which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
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
In accordance with the Financial Accounting Standards Board ("FASB") and Securities and Exchange Commission Staff Accounting (the “SEC”) accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company generally uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2012 we had no impairment of our reporting unit goodwill balances.
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
Foreign Currency Matters
Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar respectively. As a result of the Company's rapid growth, including its recent acquisition of PlanetSoft, and the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. The Company believes that the acquisition of PlanetSoft along with the other four business acquisitions completed during 2012 combined with the cumulative effect of business acquisitions made over the last few years which in turn has necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2013 and 2012 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive income within stockholders’ equity, were unrealized gains (losses) of $(0.5) million and $4.3 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $795 thousand and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2013 the Company had $77.1 million of outstanding debt obligations which consisted of a $37.8 million balance on our commercial banking revolving line of credit, a $36.8 million secured term loan, and $2.5 million in secured promissory note payables. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 1.70% at March 31, 2013. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $12 thousand and $10 thousand for the three months ended March 31, 2013 and 2012, respectively. The Company's average cash balances during the three months ended March 31, 2013 were $39.7 million and its existing cash balances as of March 31, 2013 were $43.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $74 thousand and $33 thousand for the three months ended March 31, 2013 and 2012, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $98 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the three months ended March 31, 2013.
There were no other material changes to our market risk exposure during the three months ended March 31, 2013 and 2012. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2012 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

Item 1: LEGAL PROCEEDINGS

Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.). A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim. On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. The parties are now in the fact discovery phase of the litigation. In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by a shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia). The second such derivative action was brought by a shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by a shareholder named Hotel Trades Council and Hotel Association of New York City Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case has been stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.) and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Counsel has stated that it intends to file a consolidated amended complaint on or about May 13, 2013. Thereafter, the parties will meet and confer regarding future case scheduling. The Company denies any liability and intends to defend the federal and derivative actions vigorously. The likelihood of an unfavorable outcome for this matter is not estimable.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company's business, financial condition or future results. The risks described in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There are risks and uncertainties associated with the proposed Merger with an affiliate of Goldman, Sachs & Co.

On May 1, 2013, we entered into a Merger Agreement pursuant to which an affiliate of Goldman, Sachs & Co. will acquire, on the terms and subject to the conditions set forth therein, and all of the Company's outstanding shares for $20.00 per share in cash.

There are a number of risks and uncertainties relating to the proposed Merger. For example, the proposed Merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the Merger Agreement, or Parent's failure to consummate the equity and debt financing transactions contemplated by the commitment letters received in connection with the proposed Merger.

In addition, there can be no assurance that approval of our stockholders and requisite regulatory approvals will be obtained, that the other conditions to closing of the proposed Merger will be satisfied or waived or that other events will not arise that cause a delay in the consummation of the proposed Merger or result in the termination of the Merger Agreement. If the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be consummated.

Pending the closing of the proposed Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent's consent and generally requires that the Company operate our business in the ordinary course of business. In addition, if the Merger Agreement is terminated, under certain circumstances, we are required to pay a termination fee. A failed transaction may also result in negative publicity and a negative perception of us in the investment community.

In addition, we have become the subject of litigation, and may become subject to additional litigation, challenging the legality of the actions of our board of directors or our executive management in negotiating or approving the Merger Agreement. Such litigation could impair our ability to consummate the proposed Merger and could result in additional expense to the Company whether or not the proposed Merger is consummated. We cannot predict how the failure to consummate the proposed Merger or the additional expense from such litigation may affect our stockholders.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

Our business could be adversely impacted as a result of uncertainty related to the proposed Merger

Certain factors relating to the proposed Merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition, results of operations and cash flows. For example:

•customers and vendors may experience uncertainty about the Company's future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company;
•our employees may experience uncertainty about their future roles at the Company, which may adversely affect our ability to retain or hire key managers and other employees; and
•the attention of our management may be directed to transaction-related considerations (including the solicitation of alternative acquisition proposals as permitted under the “go-shop” clause of the Merger Agreement) and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable by us regardless of whether or not the proposed Merger is consummated. If the Merger is not completed, the Company will have incurred these expenses without realizing the expected benefits of the proposed Merger.

For further information on the Merger, the Merger Agreement and related agreements please refer to the Current Report on Form 8-K filed on May 3, 2013, the foregoing descriptions of the Merger Agreement and Voting Agreements are subject to, and qualified in their entirety by, the full text of those agreements as attached as Exhibits 2.1 and 99.1 respectively to the Form 8-K filed on May 3, 2013, each of which is incorporated by reference herein.

Item 2: REPURCHASES OF EQUITY SECURITIES
None.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5. Other Information.

None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	May 10, 2013	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
2.1
Merger Agreement dated May 1, 2013, among the Company, Exchange Parent Corp. and Exchange Merger Corp, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 3, 2013 and incorporated herein by reference

10.1
Limited Guaranty dated May 1, 2013 between the Company and Investor, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 3, 2013 and incorporated herein by reference. As originally filed, the exhibit listing for this exhibit contained an incorrect date of May 1, 2012.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Voting Agreement, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 3, 2013 and incorporated herein by reference
99.2
Equity Commitment Letter dated May 1, 2013 between the Company and Exchange Parent Corp. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 3, 2013 and incorporated herein by reference. As originally filed, the exhibit listing for this exhibit contained an incorrect date of May 1, 2012.

101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.