Form 10-Q
period 2013-06-30
EBIX INC
filed 2013-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2013 the number of shares of common stock outstanding was 37,966,222.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2013	2012	2013	2012
Operating revenue	$51,004	$47,716	$103,570	$91,543

Operating expenses:
Cost of services provided	10,358	9,157	20,249	18,186
Product development	6,724	5,814	13,759	10,086
Sales and marketing	3,827	4,296	7,739	8,108
General and administrative, net (see Note 3)	8,253	8,577	18,224	15,021
Amortization and depreciation	2,548	2,161	5,000	4,102
Total operating expenses	31,710	30,005	64,971	55,503

Operating income	19,294	17,711	38,599	36,040
Interest income	91	110	184	277
Interest expense	(281)	(312)	(643)	(565)
Other non-operating income (loss)	(1,425)	262	(1,343)	262
Foreign currency exchange gain (loss)	(123)	2,591	(293)	2,295
Income before income taxes	17,556	20,362	36,504	38,309
Income tax expense	(4,014)	(2,295)	(5,618)	(4,557)
Net income	$13,542	$18,067	$30,886	$33,752

Basic earnings per common share	$0.36	$0.49	$0.83	$0.92

Diluted earnings per common share	$0.35	$0.47	$0.80	$0.86

Basic weighted average shares outstanding	37,210	36,908	37,189	36,679

Diluted weighted average shares outstanding	38,789	38,827	38,784	39,175
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$13,542	$18,067	$30,886	$33,752
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,578)	(7,705)	$(4,096)	(3,378)
Total other comprehensive income (loss)	(3,578)	(7,705)	(4,096)	(3,378)
Comprehensive income	$9,964	$10,362	$26,790	$30,374

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$35,394	$36,449
Short-term investments	707	971
Trade accounts receivable, less allowances of $1,595 and $1,157, respectively	38,500	37,298
Deferred tax asset, net	2,047	1,835
Other current assets	5,201	5,116
Total current assets	81,849	81,669

Property and equipment, net	9,226	10,082
Goodwill	333,872	326,748
Intangibles, net	53,969	52,591
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	24,308	11,245
Other assets	3,933	3,724
Total assets	$538,044	$516,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,552	$15,497
Accrued payroll and related benefits	6,464	5,431
Short term debt	12,375	11,344
Contingent liability for accrued earn-out acquisition consideration	6,343	3,265
Current portion of long term debt and capital lease obligations, net of discount of $29 and $13, respectively	845	915
Deferred revenue	16,995	19,888
Put option liability	2,530	—
Current deferred rent	254	237
Other current liabilities	105	113
Total current liabilities	69,463	56,690

Revolving line of credit	32,840	37,840
Long term debt and capital lease obligations, less current portion, net of discount of $39 and$78, respectively	25,750	31,592
Other liabilities	8,794	6,429
Contingent liability for accrued earn-out acquisition consideration	9,155	14,230
Put option liability	—	1,186
Deferred revenue	168	375
Long term deferred rent	2,285	1,449
Total liabilities	148,455	149,791

Commitments and Contingencies, Note 5

Temporary equity, Note 10	5,000	5,000

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—

Common stock, $0.10 par value, 60,000,000 shares authorized, 37,016,509 issued and 36,976,000 outstanding at June 30, 2013 and 37,131,777 issued and 37,091,268 outstanding at December 31, 2012	3,698	3,709
Additional paid-in capital	162,795	164,346
Treasury stock (40,509 shares as of June 30, 2013 and December 31, 2012)	(76)	(76)
Retained earnings	229,186	201,094
Accumulated other comprehensive loss	(11,014)	(6,918)
Total stockholders’ equity	384,589	362,155
Total liabilities and stockholders’ equity	$538,044	$516,946
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2012	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
Net income	—	—	—	—	—	30,886	—	30,886
Cumulative translation adjustment	—	—	—	—	—	—	(4,096)	(4,096)
Repurchase and retirement of common stock	(250,900)	(25)			(2,467)			(2,492)
Vesting of restricted stock	47,173	5	—	—	(5)	—	—	—
Exercise of stock options	136,419	14	—	—	648	—	—	662
Share based compensation	—	—	—	—	996	—	—	996
Tax benefit related to share-based compensation	—	—	—	—	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(47,960)	(5)	—	—	(723)	—	—	(728)
Dividends paid	—	—	—	—	—	(2,794)	—	(2,794)
Balance, June 30, 2013	37,016,509	$3,698	(40,509)	$(76)	$162,795	$229,186	$(11,014)	$384,589
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$30,886	$33,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,000	4,102
Benefit for deferred taxes	(14,119)	(956)
Share based compensation	996	1,059
Provision for doubtful accounts	527	316
Debt discount amortization on convertible debt	23	13
Unrealized foreign exchange (gain) loss	339	(593)
(Gain) loss on put option	1,344	(263)
Reduction of acquisition earnout accruals	(6,114)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,101)	2,163
Other assets	182	(1,009)
Accounts payable and accrued expenses	7,303	(858)
Accrued payroll and related benefits	1,296	(384)
Deferred revenue	(3,051)	(225)
Deferred rent	11	(56)
Other liabilities	2,317	(2,338)
Net cash provided by operating activities	24,839	34,723

Cash flows from investing activities:
Acquisition of Qatarlyst, net of cash acquired	(4,740)	—
Investment in MCN	—	(1,537)
Acquisition of BSI, net of cash acquired	—	(992)
Acquisition of Taimma, net of cash acquired	—	(5,003)
Acquisition of Fintechnix, net of cash acquired	—	(4,713)
Acquisition of Planetsoft, net of cash acquired	—	(33,967)
Investment in Curepet, Inc.	—	(2,000)
Investment in Taimma	(2,250)	—
Investment in USIX	(727)	—
Maturities of marketable securities (net of purchases)	225	194
Capital expenditures	(652)	(1,079)
Net cash used in investing activities	(8,144)	(49,097)

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	(5,000)	1,090
Proceeds from term loan	—	45,000
Principal payments of term loan obligation	(4,125)	(15,000)
Repurchases of common stock	(2,492)	(9,396)
Excess tax benefit from share-based compensation	—	50
Proceeds from the exercise of stock options	662	714
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(728)	—
Dividend payments	(2,794)	(3,296)
Principal payments of debt obligations	(624)	(600)
Payments of capital lease obligations	(155)	(165)
Net cash provided by/ (used in) financing activities	(15,256)	18,397
Effect of foreign exchange rates on cash	(2,494)	(2,406)
Net change in cash and cash equivalents	(1,055)	1,617
Cash and cash equivalents at the beginning of the period	36,449	23,696
Cash and cash equivalents at the end of the period	$35,394	$25,313
Supplemental disclosures of cash flow information:
Interest paid	$635	$567
Income taxes paid	$11,830	$4,842
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

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, Japan, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 31.5% and 29.3% of the Company’s total revenue for the six months ended June 30, 2013 and 2012, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Exchanges	$40,501	$38,182	$82,187	$72,828
Broker Systems	4,766	4,422	9,488	9,176
Business Process Outsourcing (“BPO”)	4,013	3,890	8,177	7,461
Carrier Systems	1,724	1,222	3,718	2,078
Totals	$51,004	$47,716	$103,570	$91,543
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2012 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

As of June 30, 2013 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at June 30, 2013 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citibank. The estimated fair value of such instruments at June 30, 2013 approximates their carrying value as reported on the unaudited consolidated balance sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$707	$707	$—	$—
Total assets measured at fair value	$707	$707	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$2,530	$—	$2,530	$—
Contingent accrued earn-out acquisition consideration (b)	15,498	—	—	15,498
Total liabilities measured at fair value	$18,028	$—	$2,530	$15,498

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
* During the three months ended June 30, 2013 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ending June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2013	$17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(6,114)
Foreign currency translation adjustments ***	(194)

Acquisitions and settlements
Business acquisitions	7,288
Settlements	(2,977)

Ending balance at June 30, 2013	$15,498

The amount of total (gains) or losses for the six months ended June 30, 2013 included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(6,159)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, Planetsoft, TriSystems, and Qatarlyst acquisitions)	$15,498	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts developed by the Company's management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly (lower) higher fair value measurement.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $28.8 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable, and $9.7 million of unbilled receivables. Approximately $4.4 million deferred revenue is included in billed accounts receivable at June 30, 2013. The Company recognized and recorded bad debt expense in the amount of $527 thousand for the three and six-month periods ended June 30, 2013 and $50 thousand and $316 thousand for the three and six-month periods ended June 30, 2012, respectively. The bad debt expenses that was recognized during the recent quarterly period pertained to significant increases in the aging of certain specific customer receivables within our PlanetSoft, ADAM, and Singapore operations. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
Changes in the carrying amount of goodwill for the six months ended June 30, 2013 are reflected in the following table. Goodwill increased during this period due to one business acquisition that was made in April.

June 30, 2013
(In thousands)
Beginning Balance at January 1, 2013	$326,748
Additions	8,998
Foreign currency translation adjustments	(1,874)
Ending Balance at June 30, 2013	$333,872
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$61,966	$57,638
Developed technology	14,526	14,025
Trademarks	2,611	2,638
Non-compete agreements	538	538
Backlog	140	140
Database	212	212
Total intangibles	79,993	75,191
Accumulated amortization	(26,024)	(22,600)
Finite-lived intangibles, net	$53,969	$52,591

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887

Amortization expense recognized in connection with acquired intangible assets was $1.8 million and $3.5 million for the three and six months ended June 30, 2013 and $1.4 million and $2.5 million for the three and six months ended June 30, 2012.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this new standard in 2014, and it may have an affect on how unrecognized tax benefits are accounted for and presented in the Company's balance sheet.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September

15, 2012. Early adoption is permitted. The Company will adopt this new standard in 2013 for use in its annual impairment evaluations of indefinite-lived intangible assets, which are performed as of September of each year.

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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$13,542	$18,067	$30,886	$33,752
Basic Weighted Average Shares Outstanding	37,210	36,908	37,189	36,679
Dilutive effect of stock options and restricted stock awards	1,579	1,919	1,595	2,496
Diluted weighted average shares outstanding	38,789	38,827	38,784	39,175
Basic earnings per common share	$0.36	$0.49	$0.83	$0.92
Diluted earnings per common share	$0.35	$0.47	$0.80	$0.86

Note 3: Business Combinations
    The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. Since June 1, 2012 the Company has completed four business acquisitions including PlanetSoft, Inc. which is considered significant and is discussed further below. The valuation and purchase price allocation for one of these acquisitions is considered preliminary and subject to change.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three and six months ending June 30, 2013 these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $5.8 million and $6.1 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. As of June 30, 2013, the total of these contingent liabilities was $15.5 million, of which $9.2 million is reported in long-term liabilities, and $6.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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
Effective June 1, 2012 Ebix closed the merger of California based PlanetSoft, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The initial fair value of this put option liability was determined to be $1.4 million. This put option is described in more detail in Note 7. Included in the Company's revenues as reported in its condensed consolidated statement of income for the six months ended June 30, 2013 is $7.9 million of PlanetSoft's operating revenue. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $44.1 million of goodwill, $9.8 million of intangible assets pertaining to customer relationships, and $540 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has determined that the approximate fair value of this contingent consideration liability to be $10.2 million as of June 30, 2013.

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the six months ending June 30, 2012 and June 30, 2013, which includes the acquisitions of BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2013 and 2012 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for the three and six months ended June 30, 2012 only include the operating results from the businesses since the effective date that they were acquired by Ebix.

	Three Months Ending June 30, 2013		Three Months Ending June 30, 2012		Six Months Ending June 30, 2013		Six Months Ending June 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$51,004	$51,004	$47,716	$54,072	$103,570	$104,479	$91,543	$105,375
Net Income	$13,542	$13,542	$18,067	$15,347	$30,886	$29,577	$33,752	$27,076
Basic EPS	$0.36	$0.36	$0.49	$0.42	$0.83	$0.80	$0.92	$0.73
Diluted EPS	$0.35	$0.35	$0.47	$0.39	$0.80	$0.76	$0.86	$0.69

In the above table, the unaudited pro forma revenue for the three months ended June 30, 2013 decreased by $3.1 million from the unaudited pro forma revenue during the same period in 2012 of $54.1 million to $51.0 million , representing a 5.7% decrease. Correspondingly, the reported revenue for the three months ended June 30, 2013 increased by $3.3 million or 6.9% from the reported revenue during the same period in 2012. The unaudited pro forma revenue for the six months ended June 30, 2013 decreased by $0.9 million from the unaudited pro forma revenue during the same period in 2012 of $105.4 million to $104.5 million , representing a 0.9% increase. Correspondingly, the reported revenue for the six months ended June 30, 2013 increased by $12.0 million or 13.1% from the reported revenue during the same period in 2012.

Note 4: Debt with Commercial Bank

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.70%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of June 30, 2013 the Company's consolidated balance sheet includes $527 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At June 30, 2013, the outstanding balance on the revolving line of credit was $32.8 million and the facility carried an interest rate of 1.70%. During the six months ended June 30, 2013, $5.0 million of payments were made against the revolving line of credit with Citibank.This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six month period ending June 30, 2013, the average and maximum outstanding balances on the revolving line of credit were $36.4 million and $37.8 million, respectively.
    At June 30, 2013, the outstanding balance on the term loan was $36.8 million of which $12.4 million is due within the next twelve months. This term loan also carried an interest rate of 1.70%. During the six months ended June 30, 2013, $4.1 million of scheduled payments were made against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.4 million and $24.8 million respectively at June 30, 2013.

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.). A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim. On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. On December 7, 2012, Plaintiffs filed their Motion for Class Certification. On June 19, 2013, Defendants filed a Motion for Judgment on the Pleadings, which is presently pending. On July 2, 2013, the Court denied Plaintiffs' Motion for Class Certification without prejudice to Plaintiffs' refiling their Motion should the Court deny, in whole or in part, Defendants' Motion for Judgment on the Pleadings. On July 16, 2013, the Court entered a Stipulated Order Staying Discovery Pending Resolution of Defendants' Motion for Judgment on the Pleadings. In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia). The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case has been stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its complaint in light of the anticipated preliminary proxy related to the transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. Based on the termination of the merger agreement relating to that transaction, as announced on June 19, 2013, the parties are conferring regarding future case scheduling. The Company denies any liability and intends to defend the federal and derivative actions vigorously. The likelihood of an unfavorable outcome for this matter is not estimable.

On June 6, 2013, the Company was notified that the U.S Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following the announcement on May 1, 2013 of the execution of a merger agreement with affiliates of Goldman Sachs & Co., eleven putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery.  These complaints name as defendants some combination of the Company, its directors, Goldman Sachs & Co and affiliated entities.  On June 10, 2013, the eleven complaints were consolidated by the Delaware Court of Chancery under the caption In re Ebix, Inc. Stockholder Litigation, CA No. 8526-CS.  On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement.  Defendants then moved to dismiss the consolidated proceeding.  Lead Plaintiffs have indicated that they intend to amend their operative complaint and an order requiring them to do so on before August 20, 2013 was entered by the Court on July 24, 2013.

The Company has been sued by Microsoft in the N.D. Ga. for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing, GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D. Ga), filed May 15, 2013. The Company has not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software. The Company filed a motion to dismiss the case on July 10, 2013. On August 5, 2013, Plaintiffs filed their First Amended Complaint. The Company has and will continue to defend itself aggressively against Microsoft's claims.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2013 and 2012. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2013 and 2012 was $3.3 million and $2.7 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $100 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2013, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $277 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2013, is $3.0 million.

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
The Company recognized income tax expense of $5.6 million for the six months ended June 30, 2013. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The estimated annual effective tax rate, net of the discrete item pertaining to the increase in the reserve for uncertain tax positions, for the second quarter of 2013 was 8.77% as compared to 10.46% for the same period in 2012. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates.
At June 30, 2013, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $48.9 million which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carry-forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. There is an open federal income tax audit for taxable years 2008 through 2011. In connection with this open audit, the Company has responded to a number of information requests from the IRS, but there have been no substantive discussions or identification of potential deficiencies to date. Regarding our foreign operations as of December 31, 2012, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2006 to 2012), Singapore and Brazil (2007 to 2012), New Zealand (2008 to 2012), and India (2010 to 2012).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of June 30, 2013 the Company’s Condensed Consolidated Balance Sheet includes a liability of $8.3 million for unrecognized tax benefits which is included in other long-term liabilities. During the six months ended June 30, 2013 there were $2.4 million in changes to this liability. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2013	$5,925
Additions for tax positions related to current year	2,349
Additions for tax positions of prior years	68
Reductions for tax position of prior years	—
Balance at June 30, 2013	$8,342
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of June 30, 2013 approximately $766 thousand of estimated interest and penalties is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

Note 7: Derivative Instruments
The Company periodically uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of June 30, 2013, all of the Company's pre-existing foreign currency hedge contracts have matured. The inputs that were used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, terms, and contract maturity dates.
The intended purpose of these hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency had been the Indian rupee until it was changed to the U.S. dollar effective July 1, 2012. The change in the fair value of these derivatives was recorded in foreign currency exchange gains in the Condensed Consolidated Statements of Income and was zero and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. These gains are in addition to the consolidated foreign exchange gains (losses) equivalent to $(293) thousand and $1.1 million recorded during the six months ended June 30, 2013 and 2012, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. This disclosure specifically pertains to the hedging instruments outstanding at March 31, 2012, rather than the current year, in that as of June 30, 2013, all of the Company's pre-existing foreign currency hedge contracts have matured and there were no such other hedging instruments outstanding on this date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2013 the fair value of the put option liability was re-measured and was determined to have increased $1,344 thousand during the six month period then ended with this amount reflected as a loss included in other non-operating income (loss) in the accompanying Condensed Consolidated Statement of Income. As of June 30, 2013, the aggregate fair value of this derivative instrument, which is included in long-term liabilities on the Condensed Consolidated Balance Sheet, was $2.5 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Six Months Ended June 30, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$70,898	$3,381	$2,786	$19,840	$1,383	$1,161	$371	$3,750	$103,570
Long-lived assets	$320,353	$9,103	$11,535	$1,007	$69,580	$209	$19,388	$25,020	$456,195

As of and for the Six Months Ended June 30, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$64,726	$2,253	$4,338	$17,557	$1,620	$1,026	$23	$—	$91,543
Long-lived assets	$315,847	$8,925	$12,632	$1,401	$71,456	$240	$10,376	$—	$420,877

Note 9: Minority Business Investment

During the three months ending June 30, 2012, Ebix acquired a strategic 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet's insurance exchange connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during the three and six month period ending June 30, 2013 the Company recognized $553 thousand and $1.2 million of revenue from CurePet, respectively, and as of June 30, 2013 there was an $1.4 million outstanding balance due from CurePet in the Company's reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for the three and six months ended June 30, 2013, there have been no revenue sharing earned or accrued.

Note 10: Temporary Equity

The $5.0 million of temporary equity reported on the Company's condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012 is in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regard to these shares of Ebix common stock, and as discussed in Note 7 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. Furthermore as per the terms of the PlanetSoft merger agreement, if Ebix consummates a merger or acquisition agreement whereby it ceases to be a public reporting company as under the SEC Exchange Act, then the put option shall become immediately exercisable. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the condensed consolidated balance sheet, and is shown as a separate line referred to as "temporary equity" appearing after liabilities, and before the stockholder's equity section, and will remain so until July 2014 when either exercised or lapsed.

Note 11: Subsequent Events

On July 29, 2013 the Company made a $5.0 million payment against the revolving line of credit with Citibank, the outstanding balance on the revolving line of credit is now $27.8 million.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part I, Item 1A, “Risk Factors” in our 2012 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations or shareholder class action lawsuits, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Brazil, and Europe wherein we have significant or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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
Results of Operations — Three Months Ended June 30, 2013 and 2012
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Exchanges	$40,501	$38,182	$82,187	$72,828
Broker Systems	4,766	4,422	9,488	9,176
Business Process Outsourcing (“BPO”)	4,013	3,890	8,177	7,461
Carrier Systems	1,724	1,222	3,718	2,078
Totals	$51,004	$47,716	$103,570	$91,543

During the three months ended June 30, 2013 our total operating revenues increased $3.3 million or 7%, to $51.0 million as compared to $47.7 million during the second quarter of 2012. The increase in revenues is a summation of revenue from business acquisitions completed during 2012 and 2013 and the continued growth achieved in our Exchange channel. Ebix Carrier and Broker System revenues increased by 41% and 8% respectively on a year over year basis. The increase in Carrier revenues are the result of a targeted emphasis on larger scale professional service projects to clients in this product channel. With regard to business acquisitions, the Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the years 2012 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed condensed consolidated financial statements, combined revenues decreased 5.7% for the second quarter of 2013 versus the second quarter of 2012 whereas there was a 6.9% increase in reported revenues for the same comparative period. The cause for the difference between the 6.9% increase in reported Q2 2013 revenue versus Q2 2012 revenue, as compared to the 5.7% decrease in Q2 2013 pro forma versus Q2 2012 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2012 and 2013, specifically BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for Q2 2012 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2012 pro forma financial information includes a full three months of results for PlanetSoft, TriSystems, BSI, Taimma, Fintechnix, and Qatarlyst as if they had been acquired on January 1, 2012.

The above referenced pro forma table and the relative comparative change in pro forma and actual revenues are based on the following premises:

•
2012 and 2013 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, have also been assigned to the acquired section of our business.

•
2012 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $1.2 million or 13%, from $9.2 million in the second quarter of 2012 to $10.4 million in the second quarter of 2013. This increase is due to additional personnel costs and professional service expenses in support of expanded revenue streams associated with our health services division, and business acquisitions made during 2012 and 2013
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $0.9 million or 16% from $5.8 million during the second quarter of 2012 to $6.7 million during the second quarter of 2013. This increase is attributable to additional personnel costs associated with increased software and system development activities at India operating centers in support of further revenue growth for the Company.

Sales and Marketing Expenses
Sales and marketing expenses decreased $469 thousand or 11%, from $4.3 million in the second quarter of 2012 to $3.8 million in the second quarter of 2013. This decrease is due to less trade show expenses and a temporary net reduction in sales and marketing personnel.
General and Administrative Expenses
General and administrative expenses decreased by $0.3 million or 4% from $8.6 million in the second quarter of 2012 to $8.3 million in the second quarter of 2013. General and administrative expenses for second quarter of 2013 include a benefit of $(5.8) million resulting from the net reduction of earnout contingent liabilities with respect to certain prior business acquisitions. Also impact general and administrative expenses for the quarter were legal expenses primarily related to the earlier planned merger with Goldman Sachs and the terminations thereof, and certain other unique operating expenses.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $387 thousand or 18%, from $2.2 million in the second quarter of 2012 to $2.5 million in the second quarter of 2013. This increase is due to $455 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with the business acquisitions of PlanetSoft, Fintechnix, TriSystems, and Qatarlyst completed since June 2012.
Interest Income
Interest income decreased $19 thousand or 17% from $110 thousand in the second quarter of 2012 to $91 thousand in the second quarter of 2013. Interest income was comparatively less due to lower cash balances.
Interest Expense
Interest expense decreased $31 thousand or 10%, from $312 thousand in the second quarter of 2012 to $281 thousand in the second quarter of 2013. Interest expense decreased due to the fact that the aggregate outstanding balance on the Company's credit facility decreased from $77.8 million at June 30, 2012 to $69.6 million at June 30, 2013.
Other Non-Operating Income (Loss)
Other non-operating loss for the three months ended June 30, 2013 in the amount of $1.4 million pertains to the loss recognized in regards to the increase in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the three months ended June 30, 2013 in the amount of $123 thousand primarily pertained to losses recognized upon re-measurement of certain transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company recognized income tax expense of $4.0 million for the three months ended June 30, 2013, as compared to $2.3 million for the three months ended June 30, 2012. Comparatively the income tax expense increased from a year earlier primarily due a $2.3 million provision for uncertain tax positions. The Company's effective tax rate used in the determination of its interim period tax provision for the quarter was 9.48% as compared to the 10.46% effective tax rate for the same period a year earlier. The effective rate decreased due to a greater proportion of our taxable income being generated from jurisdictions with lower tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rate for the full current year, after eliminating discrete items uniquely related to the respective interim reporting period.
Results of Operations — Six Months Ended June 30, 2013 and 2012
Operating Revenue
During the six months ended June 30, 2013 our total operating revenues increased $12.0 million or 13%, to $103.6 million as compared to $91.5 million during the same period in 2012. The increase in revenues is a summation of revenue from business acquisitions completed during 2012 and 2013 and the continued growth achieved in our Exchange channel. Ebix Carrier and

Broker System revenues increased by 79% and 3%, respectively, on a year over year basis. The increase in Carrier revenues is the result of a targeted emphasis on larger scale professional service projects to clients in this product channel. With regards to business acquisitions, the Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the years 2012 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed condensed consolidated financial statements, combined revenues decreased 0.9% for the six months ending June 30, 2013 versus the same comparative six-month period in 2012 whereas there was a 13.1% increase in reported revenues for the same comparative periods. The cause for the difference between the 13.1% increase in reported year-to-date revenues as of June 30, 2013 versus year-to-date revenues as of June 30, 2012, as compared to the 0.9% decrease in pro forma year-to-date revenues as of June 30, 2013 versus year-to-date revenues as of June 30, 2012 is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2012 and 2013, specifically BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for six months ending June 30, 2013 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2012 pro forma financial information includes a full six months of results for PlanetSoft, TriSystems, BSI, Taimma, Fintechnix, and Qatarlyst as if they had been acquired on January 1, 2012.

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

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, have also been assigned to the acquired section of our business.

•
2012 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

Cost of Services Provided
Costs of services provided increased $2.1 million or 11%, during the six months ended June 30, 2013 to $20.2 million as compared to $18.2 million incurred during the same period in 2012. This increase is due to additional personnel costs and professional service expenses in support of expanded revenue streams associated with business acquisitions made during 2012 and 2013.
Product Development Expenses
Product development expenses increased $3.7 million or 36%, during the six months ended June 30, 2013 to $13.8 million as compared to $10.1 million incurred during the same period in 2012. This increase is attributable to additional personnel costs and professional service expenses associated with increased software and system development activities within our Exchange channel and at India operating centers in support of further revenue growth for the Company.
Sales and Marketing Expenses
Sales and marketing expenses decreased $369 thousand or 5%, during the six months ended June 30, 2013 to $7.7 million as compared to $8.1 million incurred during the same period in 2012. This decrease is due to a net reduction in sales and marketing personnel and less trade show expenditures
General and Administrative Expenses
General and administrative expenses increased by $3.2 million or 21%, during the six months ended June 30, 2013 to $18.2 million as compared to $15.0 million incurred during the same period in 2012. General and administrative expenses for six months ended June 30, 2013 include a benefit of $(6.1) million resulting from the net reduction of earnout contingent liabilities with respect to certain prior business acquisitions. Also impact general and administrative expenses for the quarter were legal expenses primarily related to the earlier planned merger with Goldman Sachs and the terminations thereof, and certain other unique operating expenses.

Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $898 thousand or 22%, during the six months ended June 30, 2013 to $5.0 million as compared to $4.1 million incurred during the same period in 2012.This increase is primarily due to $981 thousand of additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with the business acquisitions of BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst completed during 2012 and 2013.
Interest Income
Interest income decreased $93 thousand or 34%, during the six months ended June 30, 2013 to $184 thousand as compared to $277 thousand incurred during the same period in 2012. Interest income was comparatively less due to reduced short-term investments (bank certificates of deposits).
Interest Expense
Interest expense increased $78 thousand or 14%, during the six months ended June 30, 2013 to $643 thousand as compared to $565 thousand incurred during the same period in 2012. Interest expense increased due to the amortization of the origination costs associated with the Secured Syndicated Credit Facility entered into with Citi Bank, N.A. on April 26, 2012.
Other Non-Operating Income (Loss)
Other non-operating loss for the six months ended June 30, 2013 in the amount of $1.3 million pertains to the loss recognized in regards to the increase in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the six months ended June 30, 2013 in the amount of $293 thousand pertained to losses realized upon the settlement or recognized upon re-measurement of certain transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company recognized income tax expense of $5.6 million for the six months ended June 30, 2013, as compared to $4.6 million for the six months ended June 30, 2012. Comparatively the income tax expense increased from a year earlier primarily due to an increase a $2.3 million provision for uncertain tax positions. The Company's effective tax rate used in the determination of its interim period tax provision for the six-month interim period was 8.77% as compared to the 10.46% effective tax rate for the same period a year earlier. The effective rate decreased due to a greater proportion of our taxable income being generated from jurisdictions with lower tax rates. The Company’s interim period income tax provisions are based on our estimate of the effective income tax rate for the full current year, after eliminating discrete items uniquely related to the respective interim reporting period.
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

In the fourth quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share. This same quarterly dividend per share was paid again in February 2012. The dividend rate was increased to $0.05 effective with the dividend payment made in May 2012, and the same dividend payment was made in August 2012 and November 2012. On November 7, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 50% to 7.5 cents per outstanding share of the Company's common stock to be paid in February 2013, which was paid in February 2013. The Company did not pay a dividend for the quarter ended June 30, 2013 due to contractual restrictions, which are no longer applicable, relating to the then-pending agreement to be acquired by an affiliate of Goldman Sachs & Co.
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
Our cash and cash equivalents were $35.4 million and $36.4 million at June 30, 2013 and December 31, 2012, respectively. Our cash and cash equivalents balance has decreased by $1.1 million since year end 2012, as a result of term loan payments, line of credit payments, a business acquisition, and share repurchases partially offset by cash generated by our ongoing operating activities. The Company holds material cash balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 7, 2013 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$9,219	$4,150	$1,169	$7,637	$623	$3,132	$4,488	$2,795	$16	$33,229
Our current ratio slightly decreased to 1.18 at June 30, 2013 down from 1.44 at December 31, 2012 and our corresponding working capital position decreased to $12.4 million at June 30, 2013 from $25.0 million at the end of the 2012. Our short-term liquidity position has decreased due to increased trade payables and accrued liabilities associated with our growing business, and increased short-term debt associated with the amortization of our secured term loan with Citibank. The Company's accounts receivable DSO stood at 68 days at June 30, 2013 and reflects a decrease of 1 day from March 31, 2013 and a 9 day increase from the second quarter of 2012. We believe that the Company's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the three months ended June 30, 2013 the Company completed one business acquisition which was not considered material to the Company's consolidated operations or financial position.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2013, the total of these contingent liabilities was $15.5 million, of which $9.2 million is reported in long-term liabilities, and $6.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Operating Activities
Net cash provided by our operating activities was $24.8 million for the six months ended June 30, 2013. The primary components of the cash provided by operations during the six months period consisted of net income of $30.9 million, net of $1.7 million of net non-cash losses recognized on derivative instruments and foreign currency exchange, $5.0 million of depreciation and amortization, $(13.7) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and deferred tax assets and reduced deferred revenues, and $996 thousand of non-cash share-based compensation. During the six months ending June 30, 2013 the Company made $11.8 million of tax payments including $8.0 million of minimum alternative tax payments in India, which is a component of deferred tax assets on the Company's Condensed Consolidated Balance Sheets.
Net cash provided by our operating activities was $34.7 million of the six months ended June 30, 2012. The primary components of the cash provided by operations during this six month period consisted of net income of $33.8 million, net of $(856) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $4.1 million of depreciation and amortization, $(3.3) million of working capital requirements primarily associated with reductions to trade payables and accrued liabilities, and $1.1 million of non-cash share-based compensation.

Investing Activities
Net cash used for investing activities during the six months ended June 30, 2013 was $8.1 million, of which $4.7 million was used for the acquisition of Qatarlyst (net of cash acquired), $2.3 million was used for the payment of an earnout obligation in connection with our 2012 acquisition of Taimma in Canada, $727 thousand was used for the payment of an earnout obligation in connection with our 2010 acquisition of USIX in Brazil, and $652 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations. Partially offsetting these investment cash outflows was $225 thousand of net cash in-flow from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.
Net cash used for investing activities during the six months ended June 30, 2012 was $49.1 million, of which $44.7 million in the aggregate was used to complete business acquisitions closed during that prior year interim period (inclusive of $34.0 million that used for the Planetsoft acquisition), $2.0 million was used for the investment in Curepet, $1.5 million was used in payment of an earnout obligation in connection with our 2010 acquisition of MCN in Brazil, $1.1 million was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations. Partially offsetting these investment cash outflows was $194 thousand consisting from maturities of marketable securities, net of purchases.

Financing Activities
During the six months ended June 30, 2013 net cash used by financing activities was $15.3 million which primarily consisted of $4.1 million of principal repayments against our term loan facility with Citibank, $5.0 million of principal repayments against our revolving credit facility with Citibank, $2.8 million used to pay a quarterly dividend to our common stockholders, $2.5 million used to repurchase shares of our common stock, and $779 thousand used to make principal payments on long-term debt and capital lease obligations.

During the six months ended June 30, 2012 net cash provided by financing activities was $18.4 million which consisted of $30.0 million provided by the Company's term loan facility with Citibank, $1.1 million was provided from our commercial bank revolving credit facility (net of repayments), and $714 thousand of proceeds from the exercising of common stock options. Partially offsetting these aggregate cash proceeds was $9.4 million used to repurchase shares of our common stock, $3.3 million used to pay quarterly dividends to our common stockholders, and $765 thousand used to make principal payments on long-term debt and capital lease obligations.

Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million.  The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.70%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is and will be used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At June 30, 2013, the outstanding balance on the Company's revolving line of credit with Citibank was $32.8 million and the facility carried an interest rate of 1.70%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheet. During the six months ended June 30, 2013, the average outstanding balance on the revolving line of credit was $36.4 million and the maximum outstanding balance was $37.8 million.
At June 30, 2013, the outstanding balance on the Company's term loan with Citibank was $36.8 million of which $12.4 million is due within the next twelve months. This term loan also carried an interest rate of 1.70%. During the six months ended June 30, 2013, $4.1 million of scheduled payments were against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheet, the amounts of which were $12.4 million and $24.4 million respectively at June 30, 2013.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of June 30, 2013. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$32,840	$—	$32,840	$—	$—
Long-term debt	38,683	13,023	25,660	—	—
Operating leases	16,813	5,430	6,321	3,794	1,268
Capital leases	370	239	131	—	—
Total	$88,706	$18,692	$64,952	$3,794	$1,268

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2013 and 2012 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive income within stockholders’ equity, were unrealized gains (losses) of $(4.1) million and $(3.4) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.5 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2013 the Company had $71.5 million of outstanding debt obligations which consisted of a $32.8 million balance on our commercial banking revolving line of credit, a $36.8 million secured term loan, and $1.9 million in secured promissory note payables. The Company's revolving line of credit and secured term loan bear interest at the rate of LIBOR plus 1.50%, and stood at 1.70% at June 30, 2013. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $21 thousand and $22 thousand for the six months ended June 30, 2013 and 2012, respectively. The Company's average cash balances during the six months ended June 30, 2013 were $39.0 million and its existing cash balances as of June 30, 2013 were $35.4 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $37 thousand and $55 thousand for the six months ended June 30, 2013 and 2012, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents a 10% discount off of the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $87 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the six months ended June 30, 2013.
There were no other material changes to our market risk exposure during the six months ended June 30, 2013 and 2012. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2012 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

Item 1: LEGAL PROCEEDINGS

Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.). A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim. On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. On December 7, 2012, Plaintiffs filed their Motion for Class Certification. On June 19, 2013, Defendants filed a Motion for Judgment on the Pleadings, which is presently pending. On July 2, 2013, the Court denied Plaintiffs' Motion for Class Certification without prejudice to Plaintiffs' refiling their Motion should the Court deny, in whole or in part, Defendants' Motion for Judgment on the Pleadings. On July 16, 2013, the Court entered a Stipulated Order Staying Discovery Pending Resolution of Defendants' Motion for Judgment on the Pleadings. In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia). The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case has been stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its complaint in light of the anticipated preliminary proxy related to the transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. Based on the termination of the merger agreement relating to that transaction, as announced on June 19, 2013, the parties are conferring regarding future case scheduling. The Company denies any liability and intends to defend the federal and derivative actions vigorously. The likelihood of an unfavorable outcome for this matter is not estimable.

On June 6, 2013, the Company was notified that the U.S Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following the announcement on May 1, 2013 of the execution of a merger agreement with affiliates of Goldman Sachs & Co., eleven putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery.  These complaints name as defendants some combination of the Company, its directors, Goldman Sachs & Co and affiliated entities.  On June 10, 2013, the eleven complaints were consolidated by the Delaware Court of Chancery under the caption In re Ebix, Inc. Stockholder Litigation, CA No. 8526-CS.  On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement.  Defendants then moved to dismiss the consolidated proceeding.  Lead Plaintiffs have indicated that they intend to amend their operative complaint and an order requiring them to do so on before August 20, 2013 was entered by the Court on July 24, 2013.

The Company has been sued by Microsoft in the N.D. GA for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing, GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D. Ga) filed May 15, 2013. The Company has not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a motion to dismiss the case on July 10, 2013. On August 5, 2013, Plaintiffs filed their First Amended Complaint. The Company has and will continue to defend itself aggressively against Microsoft's claims.
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

Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause the Company's business, financial condition, results of operations and cash flows to suffer. The Company could face additional governmental investigations with respect to these matters, could incur substantial costs to defend any such investigations and be required to pay damages, fines and penalties, or incur additional expenses or be subject to injunctions as a result of the outcome of such investigations. The unfavorable resolution of one or more matters could adversely impact the Company.
On December 3, 2012 and April 16, 2013, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) in connection with the conduct by the SEC of a non-public fact-finding inquiry and investigation and seeking documents relating to the issues raised the matter styled In re: Ebix, Inc. Securities Litigation, and in an online news article based on unnamed sources, published on November 3, 2012 speculating about the existence of such an investigation. Additionally, on June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct. The Company has cooperated with the government in connection with these investigations and expects to continue to do so. The amount of time needed to resolve these investigations is uncertain, and the Company cannot predict the outcome of these investigations or whether the Company will face additional government investigations, inquiries or other actions. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with ongoing governmental investigations and any future government inquiries, investigations or actions. These matters could require the Company to expend significant management time and incur significant legal and other expenses and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which could have a material effect on the Company's financial condition, business, results of operations and cash flow.

If these governmental authorities were to commence legal action, the Company could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. The Company can provide no assurances as to the outcome of any governmental investigation.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2013, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased		Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2012	—	—	—	$—	$5,377,000
January 1, 2013 to March 31, 2013	—		—	$—	$5,377,000
April 1, 2013 to April 30, 2013	—		—	$—	$5,377,000
May 1, 2013 to May 31, 2013	—		—	$—	$5,377,000
June 1, 2013 to June 30, 2013	250,900		250,900	$9.93	$102,885,000
Total	250,900		250,900		$102,885,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of June 30, 2013 the Company has approximately $2.9 million remaining in this share repurchase authorization.

(3)
Effective June 21, 2013 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty four months if possible

Item 3: DEFAULTS UPON SENIOR SECURITIES
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

Ebix, Inc.
Date:	August 9, 2013	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2013	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
10.1
Termination and Settlement Agreement, dated June 19, 2013, among the Company, Robin Raina, The Robin Raina Foundation, the Rennes Foundation, Exchange Parent Corp., Exchange Merger Corp. and Broad Street Principal Investments, L.L.C., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 21, 2013 and incorporated herein by reference

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