Form 10-Q
period 2013-09-30
EBIX INC
filed 2013-11-08
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2013 the number of shares of common stock outstanding was 37,989,379.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2013	2012	2013	2012
Operating revenue	$50,293	$53,804	$153,863	$145,347

Operating expenses:
Cost of services provided	10,136	9,500	30,385	27,686
Product development	6,625	7,102	20,384	17,188
Sales and marketing	4,024	4,346	11,763	12,454
General and administrative, net (see Note 3)	8,448	9,679	26,672	24,700
Amortization and depreciation	2,459	2,469	7,459	6,571
Total operating expenses	31,692	33,096	96,663	88,599

Operating income	18,601	20,708	57,200	56,748
Interest income	159	88	343	365
Interest expense	(318)	(440)	(961)	(1,005)
Non-operating income (loss) - put options	93	414	(1,250)	676
Non-operating expense - securities litigation	(4,226)	—	(4,226)	—
Foreign currency exchange gain (loss)	(33)	(536)	(326)	1,759
Income before income taxes	14,276	20,234	50,780	58,543
Income tax expense	(1,133)	(2,162)	(6,751)	(6,719)
Net income	$13,143	$18,072	$44,029	$51,824

Basic earnings per common share	$0.35	$0.49	$1.18	$1.41

Diluted earnings per common share	$0.34	$0.46	$1.14	$1.32

Basic weighted average shares outstanding	37,919	37,214	37,435	36,859

Diluted weighted average shares outstanding	38,451	39,120	38,676	39,158
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$13,143	$18,072	$44,029	$51,824
Other comprehensive income (loss):
Foreign currency translation adjustments	1,670	1,196	$(2,426)	(2,182)
Total other comprehensive income (loss)	1,670	1,196	(2,426)	(2,182)
Comprehensive income	$14,813	$19,268	$41,603	$49,642

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$36,889	$36,449
Short-term investments	829	971
Trade accounts receivable, less allowances of $1,793 and $1,157, respectively	40,374	37,298
Deferred tax asset, net	1,442	1,835
Other current assets	4,941	5,116
Total current assets	84,475	81,669

Property and equipment, net	8,819	10,082
Goodwill	337,403	326,748
Intangibles, net	52,668	52,591
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	15,375	11,245
Other assets	3,733	3,724
Total assets	$533,360	$516,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,698	$15,497
Accrued payroll and related benefits	4,029	5,431
Short term debt	12,719	11,344
Current portion of long term debt and capital lease obligations, net of discount of $20 and $13, respectively	828	915
Current deferred rent	237	237
Contingent liability for accrued earn-out acquisition consideration	4,168	3,265
Contingent liability – securities litigation	4,226	—
Put option liability	2,437	—
Deferred revenue	17,365	19,888
Other current liabilities	118	113
Total current liabilities	59,825	56,690

Revolving line of credit	22,840	37,840
Long term debt and capital lease obligations, less current portion, net of discount of $38 and $78, respectively	22,948	31,592
Other liabilities	9,755	6,429
Contingent liability for accrued earn-out acquisition consideration	10,067	14,230
Put option liability	—	1,186
Deferred revenue	224	375
Long term deferred rent	2,239	1,449
Total liabilities	127,898	149,791

Commitments and Contingencies, Note 5

Temporary equity, Note 10	5,000	5,000

Stockholders’ equity:

Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 38,029,530 issued and 37,989,021 outstanding at September 30, 2013 and 37,131,777 issued and 37,091,268 outstanding at December 31, 2012	3,799	3,709
Additional paid-in capital	163,754	164,346
Treasury stock (40,509 shares as of September 30, 2013 and December 31, 2012)	(76)	(76)
Retained earnings	242,329	201,094
Accumulated other comprehensive loss	(9,344)	(6,918)
Total stockholders’ equity	400,462	362,155
Total liabilities and stockholders’ equity	$533,360	$516,946
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2012	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
Net income	—	—	—	—	—	44,029	—	44,029
Cumulative translation adjustment	—	—	—	—	—	—	(2,426)	(2,426)
Repurchase and retirement of common stock	(250,900)	(25)			(2,467)			(2,492)
Vesting of restricted stock	64,035	7	—	—	(7)	—	—	—
Exercise of stock options	1,150,380	115	—	—	1,310	—	—	1,425
Share based compensation	—	—	—	—	1,481	—	—	1,481
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(65,762)	(7)	—	—	(909)	—	—	(916)
Dividends paid	—	—	—	—	—	(2,794)	—	(2,794)
Balance, September 30, 2013	38,029,530	$3,799	(40,509)	$(76)	$163,754	$242,329	$(9,344)	$400,462
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$44,029	$51,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,459	6,571
Benefit for deferred taxes	(4,682)	(605)
Share based compensation	1,481	1,567
Provision for doubtful accounts	1,361	416
Debt discount amortization on convertible debt	32	13
Unrealized foreign exchange (gain) loss	(95)	397
(Gain) loss on put option	1,251	(677)
Reduction of acquisition earnout accruals	(10,253)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,562)	(1,859)
Other assets	845	(1,715)
Accounts payable and accrued expenses	(2,568)	2,758
Accrued payroll and related benefits	(1,205)	(1,415)
Deferred revenue	(2,802)	(811)
Deferred rent	(60)	(92)
Other liabilities	7,545	(2,370)
Net cash provided by operating activities	37,776	54,002

Cash flows from investing activities:
Acquisition of Qatarlyst, net of cash acquired	(4,740)	—
Investment in MCN	—	(1,537)
Acquisition of BSI, net of cash acquired	—	(992)
Acquisition of Taimma, net of cash acquired	—	(5,003)
Acquisition of Fintechnix, net of cash acquired	—	(4,713)
Acquisition of Planetsoft, net of cash acquired	—	(34,078)
Acquisition of TriSystems, net of cash acquired	—	(9,277)
Investment in Curepet, Inc.	—	(2,000)
Investment in Taimma	(2,250)	—
Investment in USIX	(727)	—
Maturities of marketable securities	104	931
Purchases of marketable securities	—	(785)
Capital expenditures	(887)	(1,468)
Net cash used in investing activities	(8,500)	(58,922)

Cash flows from financing activities:
Repayments on revolving line of credit, (net of proceeds)	(15,000)	6,090
Proceeds from term loan	—	45,000
Principal payments of term loan obligation	(6,531)	(17,062)
Repurchases of common stock	(2,492)	(15,150)
Excess tax benefit from share-based compensation	—	73
Proceeds from the exercise of stock options	1,425	739
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(916)	—
Dividend payments	(2,794)	(5,161)
Principal payments of debt obligations	(636)	(600)
Payments of capital lease obligations	(221)	(229)
Net cash provided by/ (used in) financing activities	(27,165)	13,700
Effect of foreign exchange rates on cash	(1,671)	(2,985)
Net change in cash and cash equivalents	440	5,795
Cash and cash equivalents at the beginning of the period	36,449	23,696
Cash and cash equivalents at the end of the period	$36,889	$29,491
Supplemental disclosures of cash flow information:
Interest paid	$901	$929
Income taxes paid	$13,009	$6,308
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

During the nine months ending September 30, 2013 there were 65,762 shares of common stock beneficially held by certain stock option and restricted stock award beneficiaries with a value of $916 thousand that were forfeited to satisfy option exercise costs and related tax obligations associated with stock option exercises and restricted stock vesting that occurred during these past nine months.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, Japan, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 31.5% and 29.1% of the Company’s total revenue for the nine months ended September 30, 2013 and 2012, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Exchanges	$40,554	$43,592	$122,741	$116,420
Broker Systems	4,390	4,537	13,878	13,713
Business Process Outsourcing (“BPO”)	3,604	4,252	11,781	11,713
Carrier Systems	1,745	1,423	5,463	3,501
Totals	$50,293	$53,804	$153,863	$145,347
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2012 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

As of September 30, 2013 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at September 30, 2013 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citibank. The estimated fair value of such instruments at September 30, 2013 approximates their carrying value as reported on the unaudited consolidated balance sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following table:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$829	$829	$—	$—
Total assets measured at fair value	$829	$829	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$2,437	$—	$2,437	$—
Contingent accrued earn-out acquisition consideration (b)	14,235	—	—	14,235
Total liabilities measured at fair value	$16,672	$—	$2,437	$14,235

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
* During the nine months ended September 30, 2013 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ending September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration
(in thousands)

Beginning balance at January 1, 2013	$17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(10,253)
Foreign currency translation adjustments ***	545

Acquisitions and settlements
Business acquisitions	9,425
Settlements	(2,977)

Ending balance at September 30, 2013	$14,235

The amount of total (gains) or losses for the nine months ended September 30, 2013 included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at quarter-end.	$(10,298)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, Planetsoft, TriSystems, and Qatarlyst acquisitions)	$14,235	Discounted cash flow	Projected revenue and probability of achievement

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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $30.7 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable in the amount of $1.8 million, and $9.7 million of unbilled receivables. The unbilled receivables primarily relate to certain percentage-of-completion contracts and represents earnings in excess of contractual billings. Approximately $5.9 million deferred revenue is included in billed accounts receivable at September 30, 2013. The Company recognized and recorded bad debt expense in the amount of $834 thousand and $1.4 million for the three and nine-month periods ended September 30, 2013 and $100 thousand and $416 thousand for the three and nine-month periods ended September 30, 2012, respectively. The increase in bad debt expense that was recognized during the recent quarterly period pertained to significant increases in the aging of certain specific customer receivable accounts within the Company’s Exchange channel and a specific reserve for a portion of the outstanding balance due from CurePet, Inc. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are reflected in the following table. Goodwill increased during this period due to one business acquisition that was made in April.

September 30, 2013
(In thousands)
Beginning Balance at January 1, 2013	$326,748
Additions	11,136
Foreign currency translation adjustments	(481)
Ending Balance at September 30, 2013	$337,403
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$62,445	$57,638
Developed technology	14,635	14,025
Trademarks	2,637	2,638
Non-compete agreements	538	538
Backlog	140	140
Database	212	212
Total intangibles	80,607	75,191
Accumulated amortization	(27,939)	(22,600)
Finite-lived intangibles, net	$52,668	$52,591

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.9 million and $5.4 million for the three and nine months ended September 30, 2013, respectively, and $1.4 million and $4.3 million for the three and nine months ended September 30, 2012, respectively.
Foreign Currency Translation—Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. The Company believes that the acquisition of PlanetSoft along with other business acquisitions completed in 2012, combined with the cumulative effect of business acquisitions made over the last few years which in turn necessitated the rapid growth of the Company's operations in India and Singapore, were the primary economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$13,143	$18,072	$44,029	$51,824
Basic Weighted Average Shares Outstanding	37,919	37,214	37,435	36,859
Dilutive effect of stock options and restricted stock awards	532	1,906	1,241	2,299
Diluted weighted average shares outstanding	38,451	39,120	38,676	39,158
Basic earnings per common share	$0.35	$0.49	$1.18	$1.41
Diluted earnings per common share	$0.34	$0.46	$1.14	$1.32

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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three and nine months ended September 30, 2013 these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $4.1 million and $10.3 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. As of September 30, 2013, the total of these contingent liabilities was $14.24 million, of which $10.07 million is reported in long-term liabilities, and $4.17 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.50 million, of which $14.23 million is reported in long-term liabilities, and $3.27 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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
Effective June 1, 2012 Ebix closed the merger of California based PlanetSoft, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the PlanetSoft shareholders were granted a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The initial fair value of this put option liability was determined to be $1.4 million. This put option is described in more detail in Note 7. Included in the Company's revenues as reported in its condensed consolidated statement of income for the nine months ended September 30, 2013 is $12.4 million of PlanetSoft's operating revenue. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $44.1 million of goodwill, $9.8 million of intangible assets pertaining to customer relationships, and $540 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The Company has determined that the approximate fair value of this contingent consideration liability to be $992 thousand as of September 30, 2013.

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the nine months ending September 30, 2012 and September 30, 2013, which includes the acquisitions of BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2013 and 2012 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for the three and nine months ended September 30, 2012 only include the operating results from the businesses since the effective date that they were acquired by Ebix.

	Three Months Ending September 30, 2013		Three Months Ending September 30, 2012		Nine Months Ending September 30, 2013		Nine Months Ending September 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$50,293	$50,293	$53,804	$54,806	$153,863	$154,772	$145,347	$160,266
Net Income	$13,143	$13,143	$18,072	$14,886	$44,029	$42,721	$51,824	$42,002
Basic EPS	$0.35	$0.35	$0.49	$0.40	$1.18	$1.14	$1.41	$1.14
Diluted EPS	$0.34	$0.34	$0.46	$0.38	$1.14	$1.10	$1.32	$1.06

In the above table, the unaudited pro forma revenue for the three months ended September 30, 2013 decreased by $4.5 million from the unaudited pro forma revenue during the same period in 2012 of $54.8 million to $50.3 million , representing a 8.2% decrease. The pro forma revenue decrease was due to two reasons, first being exchange rate changes which resulted in a decrease of $1.6 million, and secondly a $1.3 million reduction in PlanetSoft professional service revenues due to implementations being delayed for a few clients. Correspondingly, the reported revenue for the three months ended September 30, 2013 decreased by $3.5 million or 6.5% from the reported revenue during the same period in 2012. The unaudited pro forma revenue for the nine months ended September 30, 2013 decreased by $5.5 million from the unaudited pro forma revenue during the same period in 2012 of $160.3 million to $154.8 million, representing a 3.4% decrease. Correspondingly, the reported revenue for the nine months ended September 30, 2013 increased by $8.5 million or 5.9% from the reported revenue during the same period in 2012.

Note 4: Debt with Commercial Bank

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A.  The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.68%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of September 30, 2013 the Company's consolidated balance sheet includes $481 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, dividend payments, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At September 30, 2013, the outstanding balance on the revolving line of credit was $22.8 million and the facility carried an interest rate of 1.68%. During the nine months ended September 30, 2013, $15.0 million of payments were made against the revolving line of credit with Citibank.This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine month period ending September 30, 2013, the average and maximum outstanding balances on the revolving line of credit were $33.3 million and $37.8 million, respectively.
    At September 30, 2013, the outstanding balance on the term loan was $34.3 million of which $12.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.68%. During the nine months ended September 30, 2013, $6.5 million of scheduled payments were made against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.7 million and $21.6 million respectively at September 30, 2013.

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
In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case has been stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. The parties are conferring regarding future case scheduling.
The Company denies any liability and intends to defend the federal and derivative actions vigorously. However management, after recent consultation with the Company’s outside advisors concluded that it was appropriate to record a contingent liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), which represents our current estimate of the potential liability in regards to the federal class action matter. This contingent liability is reported in the current section of the enclosed Condensed Consolidated Balance Sheet, and the charge against earnings is reported below operating income in the enclosed Condensed Consolidated Statement of Income as of and for the three and nine months ended September 30, 2013.

On December 3, 2012, the Company received a subpoena and letter from the Securities and Exchange Commission (“SEC”) dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company is cooperating with the SEC to provide the requested documents.

On June 6, 2013, the Company was notified that the U.S Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., eleven putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery.  These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co and affiliated entities.  On June 10, 2013, the eleven complaints were consolidated by the Delaware Court of Chancery under the caption In re Ebix, Inc. Stockholder Litigation, CA No. 8526-CS.  On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement.  After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. The Court has set an agreed briefing schedule. The Company denies any liability and intends to defend the action vigorously.

The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. Microsoft is seeking damages in excess of $75,000, but we have not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. That Motion has been fully briefed and is awaiting determination by the Court. The Company denies any liability and intends to defend the action vigorously.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2013 and 2012. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2013 and 2012 was $4.9 million and $4.2 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2013, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $302 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2014, is $2.9 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits  of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday which will continue through 2015; and as such the income generated by our India operations, other than passive interest  income, is not taxed. After the tax holiday expires in 2015 the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate.
The Company recognized total income tax expense in the amount of $6.75 million for the nine months ended September 30, 2013. The Company's interim period tax provision, exclusive of discrete items, for this nine month period during 2013 was an expense of $4.94 million which is reflective of an 8.98% effective tax rate, as compared to the 10.35% for the same period during 2012. The effective rate decreased primarily due to increased taxable income from jurisdictions with lower tax rates. The discrete items recognized during the nine months ending September 30, 2013 included a $1.6 million tax benefit to be realized in connection with the $4.2 million non-operating charge against earnings that was recorded in regards to the contingent loss recognized for certain securities litigation matters, and $3.4 million of additional tax expense recorded to increase the reserve for uncertain tax positions. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported.
At September 30, 2013, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $50.8 million which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carry-forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. There is an open federal income tax audit for taxable years 2008 through 2011. In connection with this open audit, the Company has responded to a number of information requests from the IRS, but there has been no formal identification of potential deficiencies or assessments to date. Regarding our foreign operations as of December 31, 2012, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2006 to 2012), Singapore and Brazil (2007 to 2012), New Zealand (2008 to 2012), and India (2010 to 2012).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of September 30, 2013 the Company’s Condensed Consolidated Balance Sheet includes a liability of $9.3 million for unrecognized tax benefits which is included in other long-term liabilities. During the nine months ended September 30, 2013 there were $3.4 million of additions to this liability reserve. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2013	$5,925
Additions for tax positions related to current year	3,337
Additions for tax positions of prior years	68
Reductions for tax position of prior years	—
Balance, September 30, 2013	$9,330
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of September 30, 2013 approximately $833 thousand of estimated interest and penalties is also included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

Note 7: Derivative Instruments
The Company periodically uses derivative instruments that are not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of September 30, 2013, all of the Company's pre-existing foreign currency hedge contracts have matured. The inputs that were used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, terms, and contract maturity dates.
The intended purpose of these hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency had been the Indian rupee until it was changed to the U.S. dollar effective July 1, 2012. The change in the fair value of these derivatives was recorded in foreign currency exchange gains and losses in the Condensed Consolidated Statements of Income and was zero and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. These gains are in addition to the consolidated foreign exchange gains (losses) equivalent to $(326) thousand and $603 thousand recorded during the nine months ended September 30, 2013 and 2012, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. This disclosure specifically pertains to the hedging instruments outstanding at March 31, 2012, rather than the current year, in that as of September 30, 2013, all of the Company's pre-existing foreign currency hedge contracts have matured and there were no such other hedging instruments outstanding on this date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At September 30, 2013 the fair value of the put option liability was re-measured and was determined to have increased $1.3 million during the nine month period then ended with this amount reflected as a loss included in other non-operating income (loss) in the accompanying Condensed Consolidated Statement of Income. As of September 30, 2013, the aggregate fair value of this derivative instrument, which is included in the current liabilities section on the Condensed Consolidated Balance Sheet, was $2.4 million.

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

Note 8: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company's chief operating decision maker as to performance and allocation of resources. External customer revenues in the tables below are attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Nine Months Ended September 30, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$105,471	$4,977	$4,205	$28,955	$2,301	$1,702	$540	$5,712	$153,863
Long-lived assets	$310,481	$9,247	$11,488	$817	$69,281	$107	$19,319	$28,145	$448,885

As of and for the Nine Months Ended September 30, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$103,086	$4,207	$6,266	$27,039	$2,165	$1,624	$147	$813	$145,347
Long-lived assets	$320,124	$9,290	$12,908	$1,542	$71,180	$245	$10,422	$13,696	$439,407

Note 9: Minority Business Investment

During the three months ending June 30, 2012, Ebix acquired a strategic 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet's insurance exchange connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during the three and nine month period ending September 30, 2013 the Company recognized $0 and $1.2 million of revenue from CurePet, respectively, and as of September 30, 2013 there was an $1.4 million outstanding balance due from CurePet in the Company's reported billed trade accounts receivable against which the Company has recognized a $683 thousand valuation reserve. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for the three and nine months ended September 30, 2013, there have been no revenue sharing earned or accrued.

Note 10: Temporary Equity

The $5.0 million of temporary equity reported on the Company's condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012 is in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regard to these shares of Ebix common stock, and as discussed in Note 7 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. Furthermore as per the terms of the PlanetSoft merger agreement, if Ebix consummates a merger or acquisition agreement whereby it ceases to be a public reporting company as under the SEC Exchange Act, then the put option shall become immediately exercisable. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the condensed consolidated balance sheet, and is shown as a separate line referred to as "temporary equity" appearing after liabilities, and before the stockholder's equity section, and will remain so until July 2014 when either exercised or lapsed.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" in this quarterly report for the three and nine months ending September 30, 2013 on this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2012 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations or shareholder class action lawsuits, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Brazil, and Europe wherein we have significant or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transactions in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of insurance providers and related entities. We intend to continue to expand both organically and through strategic business acquisitions.
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
Results of Operations — Three Months Ended September 30, 2013 and 2012
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Exchanges	$40,554	$43,592	$122,741	$116,420
Broker Systems	4,390	4,537	13,878	13,713
Business Process Outsourcing (“BPO”)	3,604	4,252	11,781	11,713
Carrier Systems	1,745	1,423	5,463	3,501
Totals	$50,293	$53,804	$153,863	$145,347

During the three months ended September 30, 2013 our total operating revenues decreased $3.5 million or 7%, to $50.3 million as compared to $53.8 million during the third quarter of 2012. The relative comparative decrease in revenues is due partially to a temporary reduction in professional services revenue generated from the PlanetSoft business acquired in 2012 and also due to the effect of exchange rate decreases from Q3 2012 to Q3 2013. During the three months ended September 30, 2013 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(1.6) million. Accordingly on a constant currency basis the Company’s revenue increased sequentially from $51.5 million in Q2 of 2013 to $51.9 million in Q3 of 2013.
With respect to business acquisitions completed during the years 2012 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased 8.2% for the third quarter of 2013 versus the third quarter of 2012 whereas there was a 6.5% decrease in reported revenues for the same comparative period. The cause for the difference between the 6.5% decrease in reported Q3 2013 revenue versus Q3 2012 revenue, as compared to the 8.2% decrease in Q3 2013 pro forma versus Q3 2012 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2012 and 2013, specifically BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for Q3 2012 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2012 pro forma financial information includes a full three months of results for TriSystems, Fintechnix, and Qatarlyst as if they had been acquired on January 1, 2012.

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

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $0.6 million or 7%, from $9.5 million in the third quarter of 2012 to $10.1 million in the third quarter of 2013. This increase is due to additional personnel costs and professional service expenses in support of efforts to grow the revenue streams associated with our health services division, and some of the business acquisitions made during 2012 and 2013.
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses decreased $0.5 million or 7% from $7.1 million during the third quarter of 2012 to $6.6 million during the third quarter of 2013. This relative comparative decrease in product development expenses is caused by the combination of realignment and increased cross-utilization of human resources, and the impact on reported expenses from fluctuations in the exchange rates for the foreign currencies in India and Singapore wherein we have substantial product development operations.
Sales and Marketing Expenses
Sales and marketing expenses decreased $322 thousand or 7%, from $4.3 million in the third quarter of 2012 to $4.0 million in the third quarter of 2013. This decrease is due to lower personnel costs and less trade show costs resulting from the Company combining many of its product-based user conferences into broad solution based conferences.
General and Administrative Expenses
General and administrative expenses decreased by $1.2 million or 13% from $9.7 million in the third quarter of 2012 to $8.4 million in the third quarter of 2013. General and administrative expenses for third quarter of 2013 include a benefit of $4.1 million resulting from the net reduction of earnout contingent liabilities with respect to certain prior business acquisitions made in 2012. The Q3 2013 general and administrative expenses include a non-recurring costs of approximately $2.9 million pertaining to certain legal and associated costs, and $0.8 million of accounts receivable bad debt provisioning.
Amortization and Depreciation Expenses
Amortization and depreciation expenses were essentially flat at $2.5 million in the third quarter of 2013 consistent with the same amount for the third quarter of 2012.

Interest Income
Interest income increased $71 thousand or 81% from $88 thousand in the third quarter of 2012 to $159 thousand in the third quarter of 2013. Interest income increased as a result of increased average cash balances.
Interest Expense
Interest expense decreased $122 thousand or 28%, from $440 thousand in the third quarter of 2012 to $318 thousand in the third quarter of 2013. Interest expense decreased due to the fact that the aggregate outstanding balance on the Company's credit facility decreased from $80.7 million at September 30, 2012 to $57.1 million at September 30, 2013.
Non-operating income (loss) - put option
Non-operating income for the three months ended September 30, 2013 in the amount of $93 thousand pertains to the gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Non-operating expense - securities litigation
As discussed in more detail in Note 5 “Commitments and Contingencies” to the enclosed Condensed Consolidated Financial Statements, management after recent consultation with the Company’s outside advisors concluded that it was appropriate to record a contingent liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), which represents our current estimate of the potential liability in regards to the pending federal class action matter. This contingent liability is reported in the current section of the enclosed Condensed Consolidated Balance Sheet, and the charge against earnings is reported below operating income in the enclosed Condensed Consolidated Statement of Income as of and for the three and nine months ended September 30, 2013.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the three months ended September 30, 2013 in the amount of $33 thousand primarily pertain to losses recognized upon settlement of certain transactions denominated in currencies other than the functional currency of the respective operating division.

Income Taxes
The Company recognized total income tax expense of $1.1 million for the three months ended September 30, 2013, as compared to $2.2 million for the three months ended September 30, 2012. The Company's interim period tax provision, exclusive of discrete items, for this three month period during 2013 was an expense of $1.7 million. The Company's effective tax rate used in the determination of its interim period tax provision for the quarter was 8.98%, as compared to the 10.35% for the same period during 2012. The effective rate decreased primarily due to increased taxable income from jurisdictions with lower tax rates. The discrete items recognized during the nine months ending September 30, 2013 included a $1.6 million tax benefit to be realized in connection with the $4.2 million non-operating charge against earnings that was recorded in regards to the contingent loss recognized for certain securities litigation matters, and $1.0 million of additional tax expense recorded to increase the reserve for uncertain tax positions. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported.

Results of Operations — Nine Months Ended September 30, 2013 and 2012
Operating Revenue
During the nine months ended September 30, 2013 our total operating revenues increased $8.5 million or 6%, to $153.9 million as compared to $145.3 million during the same period in 2012. The increase in revenues is due to the addition of revenue generated from business acquisitions completed during 2012 and 2013. Ebix Carrier revenues increased by 56% on a year over year basis. The increase in Carrier revenues is the result of a targeted emphasis on larger scale professional service projects to clients in this product channel. With regards to business acquisitions, the Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the years 2012 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased 3.4% for the nine months ending September 30, 2013 versus the same comparative nine-month period in 2012 whereas there was a 5.9% increase in reported revenues for the same comparative periods. The cause for the difference between the 5.9% increase in reported year-to-date revenues as of September 30, 2013 versus year-to-date revenues as of September 30, 2012, as compared to the 3.4% decrease in pro forma year-to-date revenues as of September 30, 2013 versus year-to-date revenues as of September 30, 2012 is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2012 and 2013, specifically BSI, Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for nine months ending September 30, 2013 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2012 pro forma financial information includes a full nine months of results for PlanetSoft, TriSystems, BSI, Taimma, Fintechnix, and Qatarlyst as if they had been acquired on January 1, 2012. Also partially effecting reported revenues was the impact from fluctuations in the exchange rates of the foreign currencies in the countries in which we conduct operations. During the nine months ended September 30, 2013 and 2012 the change in foreign currency exchange rates (decreased)/increased reported consolidated operating revenues by approximately $(2.5) million and $(1.3) million, respectfully.

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

Cost of Services Provided
Costs of services provided increased $2.7 million or 10%, during the nine months ended September 30, 2013 to $30.4 million as compared to $27.7 million incurred during the same period in 2012. This increase is primarily due to additional professional service expenses in support of expanded revenue streams associated with business acquisitions made during 2012 and 2013.
Product Development Expenses
Product development expenses increased $3.2 million or 19%, during the nine months ended September 30, 2013 to $20.4 million as compared to $17.2 million incurred during the same period in 2012. This increase is attributable to additional personnel costs and professional service expenses associated with increased software and system development activities within our Exchange channel and at our India operating centers in support of further revenue growth for the Company.
Sales and Marketing Expenses
Sales and marketing expenses decreased $691 thousand or 6%, during the nine months ended September 30, 2013 to $11.8 million as compared to $12.5 million incurred during the same period in 2012. This decrease is due to lower personnel costs and less trade show expenditures.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million or 8%, during the nine months ended September 30, 2013 to $26.7 million as compared to $24.7 million incurred during the same period in 2012. General and administrative expenses for the nine months ended September 30, 2013 include a benefit of $10.3 million resulting from the net reduction of earnout contingent liabilities with respect to certain prior business acquisitions made during 2012. Offsetting this decrease to general and administrative expenses were approximately $7.3 million of non-recurring legal and associated costs, $2.8 million of additional personnel related costs associated with staff added from certain business acquisitions made in 2012 and 2013, $1.4 million of accounts receivable bad debt provisioning, and the fact that in 2012 the Company realized a net benefit in the approximate amount of $1.0 million related to a termination fee received in connection with a failed business acquisition (net of directly related internal operating costs incurred by the Company and a portion of the fee that had to be paid to our investment banker).
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $888 thousand or 14%, during the nine months ended September 30, 2013 to $7.5 million as compared to $6.6 million incurred during the same period in 2012. This increase is primarily due to $1.1 million of additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with the business acquisitions of Taimma, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst completed during 2012 and 2013.
Interest Income
Interest income decreased $22 thousand or 6%, during the nine months ended September 30, 2013 to $343 thousand as compared to $365 thousand incurred during the same period in 2012. Interest income was comparatively less due to a reduction in short-term investments, particularly funds invested in bank certificates of deposits.
Interest Expense
Interest expense decreased $44 thousand or 4%, during the nine months ended September 30, 2013 to $961 thousand as compared to $1.0 million incurred during the same period in 2012. Interest expense decreased due to the fact that the aggregate outstanding balance on the Company's credit facility decreased from $80.7 million at September 30, 2012 to $57.1 million at September 30, 2013.
Non-operating income (loss) - put options
Other non-operating loss for the nine months ended September 30, 2013 in the amount of $1.3 million pertains to the loss recognized in regards to the increase in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.

Non-operating expense - securities litigation
As discussed in more detail in Note 5 “Commitments and Contingencies” to the enclosed Condensed Consolidated Financial Statements, management after recent consultation with the Company’s outside advisors concluded that it was appropriate to record a contingent liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), which represents our current estimate of the potential liability in regards to the pending federal class action matter. This contingent liability is reported in the current section of the enclosed Condensed Consolidated Balance Sheet, and the charge against earnings is reported below operating income in the enclosed Condensed Consolidated Statement of Income as of and for the three and nine months ended September 30, 2013.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the nine months ended September 30, 2013 in the amount of $326 thousand primarily pertained to losses realized upon the settlement of certain transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company recognized total income tax expense of $6.75 million for the nine months ended September 30, 2013, as compared to $6.7 million for the nine months ended September 30, 2012. The Company's interim period tax provision, exclusive of discrete items, for this nine month period during 2013 was an expense of $4.94 million which is reflective of an 8.98% effective tax rate, as compared to the 10.35% for the same period during 2012. The effective rate decreased primarily due to increased taxable income from jurisdictions with lower tax rates. The discrete items recognized during the nine months ending September 30, 2013 included a $1.6 million tax benefit to be realized in connection with the $4.2 million non-operating charge against earnings that was recorded in regards to the contingent loss recognized for certain securities litigation matters, and $3.4 million of additional tax expense recorded to increase the reserve for uncertain tax positions. The Company's interim period income tax provisions are based on an estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported.

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
Our cash and cash equivalents were $36.89 million and $36.45 million at September 30, 2013 and December 31, 2012, respectively. Our cash and cash equivalents balance has increased by $0.44 million since year end 2012, as a result of cash generated by our ongoing operating activities. The Company holds material cash balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 6, 2013 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$10,571	$3,840	$1,392	$3,092	$8,442	$658	$9,089	$3,092	$16	$40,192
Our current ratio slightly decreased to 1.41 at September 30, 2013 from 1.44 at December 31, 2012 and our corresponding working capital position also slightly decreased to $24.7 million at September 30, 2013 from $25.0 million at the end of the 2012. Our short-term liquidity position has decreased due to increased current obligations associated with contingent business acquisition related earnout liabilities and derivative instruments. The Company's accounts receivable DSO stood at 73 days at September 30, 2013 and reflects an increase of 5 days from June 30, 2013 and a 12 day increase from the third quarter of 2012, due a relative increase in the aging of certain trade receivables in our foreign operations, some particularly associated with recent business acquisitions. We believe that the Company's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the nine months ended September 30, 2013 the Company completed one business acquisition which was not considered material to the Company's consolidated operations or financial position.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2013, the total of these contingent liabilities was $14.2 million, of which $10.1 million is reported in long-term liabilities, and $4.2 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million, of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Operating Activities
Net cash provided by our operating activities was $37.8 million for the nine months ended September 30, 2013. The primary components of the cash provided by operations during the nine months period consisted of net income of $44.0 million, net of $1.2 million of net non-cash losses recognized on derivative instruments and foreign currency exchange, $7.5 million of depreciation and amortization, $(10.3) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, and $(6.1) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and reduced trade payables, accrued liabilities, and deferred revenues, and $1.5 million of non-cash share-based compensation. During the nine months ending September 30, 2013 the Company made $13.0 million of tax payments including $8.0 million of minimum alternative tax payments in India, which is a component of deferred tax assets on the Company's Condensed Consolidated Balance Sheets.
Net cash provided by operating activities was $54.0 million for the nine months ended September 30, 2012. The primary components of the cash provided by operations during that nine month period consisted of net income of $51.8 million, net of $(280) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $6.6 million of depreciation and amortization, $(5.7) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and reductions to trade payables and accrued liabilities, and $1.6 million of non-cash share-based compensation.

Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2013 was $8.5 million, of which $4.7 million was used for the acquisition of Qatarlyst (net of cash acquired), $2.3 million was used for the payment of an earnout obligation in connection with our 2012 acquisition of Taimma in Canada, $727 thousand was used for the payment of an earnout obligation in connection with our 2010 acquisition of USIX in Brazil, and $887 thousand was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations. Partially offsetting these investment cash outflows was $104 thousand of net cash in-flow from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.
Net cash used for investing activities during the nine months ended September 30, 2012 was $58.9 million, of which $54.1 million in the aggregate was used to complete business acquisitions closed during the year, $2.0 million was used for the investment in CurePet, $1.5 million was used in payment of an earnout obligation in connection with our 2010 acquisition of MCN in Brazil, and $1.5 million was used for capital expenditures. Partially offsetting these investment cash outflows was $146 thousand of net cash in-flow from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.

Financing Activities
During the nine months ended September 30, 2013 net cash used by financing activities was $27.2 million which primarily consisted of $6.5 million of principal repayments against our term loan facility with Citibank, $15.0 million of principal repayments against our revolving credit facility with Citibank, $2.8 million used to pay a quarterly dividend to our common stockholders, $2.5 million used to repurchase shares of our common stock, and $857 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $1.4 million of proceeds from the exercise of stock options.

During the nine months ended September 30, 2012 net cash provided by financing activities was $13.7 million which consisted of $27.9 million provided from the Company's term loan with Citibank, $6.1 million provided from our commercial bank revolving credit facility with Citibank (net of repayments), and $739 thousand of proceeds from the exercise of common stock options. Partially offsetting these aggregate cash proceeds was $15.2 million used to repurchase shares of our common stock, $5.2 million used to pay quarterly dividends to our common stockholders, and $829 thousand used to make principal payments on long-term debt and capital lease obligations.
Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million.  The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.68%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, the payment of cash dividends, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At September 30, 2013, the outstanding balance on the Company's revolving line of credit with Citibank was $22.8 million and the facility carried an interest rate of 1.68%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2013, the average outstanding balance on the revolving line of credit was $33.3 million and the maximum outstanding balance was $37.8 million.
At September 30, 2013, the outstanding balance on the Company's term loan with Citibank was $34.3 million of which $12.7 million is due within the next twelve months. This term loan also carried an interest rate of 1.68%. During the nine months ended September 30, 2013, $6.5 million of scheduled payments were against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheet, the amounts of which were $12.7 million and $21.6 million, respectively, at September 30, 2013.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.

Contractual Obligations and Commercial Commitments
The following table summarizes our significant contractual purchase obligations and other long-term commercial commitments as of September 30, 2013. The table excludes obligations or commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
			(in thousands)
Revolving line of credit	$22,840	$—	$22,840	$—	$—
Long-term debt	36,266	13,366	22,900	—	—
Operating leases	15,549	5,363	5,734	3,562	890
Capital leases	297	210	87	—	—
Total	$74,952	$18,939	$51,561	$3,562	$890

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

Foreign Currency Matters
Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, the expansion of its intellectual property research and development activities in its Singapore subsidiary, and its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. The Company believes that the acquisition of PlanetSoft along with other business acquisitions completed in 2012, combined with the cumulative effect of business acquisitions made over the last few years which in turn necessitated the rapid growth of the Company's operations in India and Singapore, were the primary economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2013 and 2012 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive income within stockholders’ equity, were unrealized losses of $2.4 million and $2.2 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.3 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2013 the Company had $59.1 million of outstanding debt obligations which consisted of a $22.8 million balance on our commercial banking revolving line of credit, a $34.3 million secured term loan, and $1.9 million in secured promissory note payables. The Company's revolving line of credit and secured term loan bear interest at the rate of LIBOR plus 1.50%, and stood at 1.68% at September 30, 2013. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $21 thousand and $22 thousand for the nine months ended September 30, 2013 and 2012, respectively. The Company's average cash balances during the nine months ended September 30, 2013 were $38.4 million and its existing cash balances as of September 30, 2013 were $36.9 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $69 thousand and $73 thousand for the nine months ended September 30, 2013 and 2012, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $85 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the nine months ended September 30, 2013.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2013 and 2012. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2012 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case has been stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. The parties are conferring regarding future case scheduling.

The Company denies any liability and intends to defend the federal and derivative actions vigorously. However management, after recent consultation with the Company’s outside advisors concluded that it was appropriate to record a contingent liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), which represents our current estimate of the potential liability in regards to the federal class action matter. This contingent liability is reported in the current section of the enclosed Condensed Consolidated Balance Sheet, and the charge against earnings is reported below operating income in the enclosed Condensed Consolidated Statement of Income as of and for the three and nine months ended September 30, 2013.
On December 3, 2012, the Company received a subpoena and letter from the Securities and Exchange Commission (“SEC”) dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company is cooperating with the SEC to provide the requested documents.

On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., eleven putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery.  These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co and affiliated entities.  On June 10, 2013, the eleven complaints were consolidated by the Delaware Court of Chancery under the caption In re Ebix, Inc. Stockholder Litigation, CA No. 8526-CS.  On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement.  After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. The Court has set an agreed briefing schedule. The Company denies any liability and intends to defend the action vigorously.

The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. Microsoft is seeking damages in excess of $75,000, but we have not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. That Motion has been fully briefed and is awaiting determination by the Court. The Company denies any liability and intends to defend the action vigorously.
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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2013, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased		Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2012	—	—	—	$—	$5,377,000
January 1, 2013 to March 31, 2013	—		—	$—	$5,377,000
April 1, 2013 to June 30, 2013	250,900		250,900	$9.93	$102,885,000
July 1, 2013 to July 31, 2013	—		—	$—	$102,885,000
August 1, 2013 to August 31, 2013	—		—	$—	$102,885,000
September 1, 2013 to September 30, 2013	—		—	$—	$102,885,000
Total	250,900		250,900		$102,885,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of September 30, 2013 the Company has approximately $2.9 million remaining in this share repurchase authorization.

(3)
Effective June 21, 2013 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty four months if possible.

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

Ebix, Inc.
Date:	November 8, 2013	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ Robert F. Kerris
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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.