Form 10-K
period 2013-12-31
EBIX INC
filed 2014-03-17
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 14, 2014, the number of shares of Common Stock outstanding was 38,369,855. As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $301,779,798 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

EBIX, INC.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
This Form 10-K contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding future economic conditions, operational performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market, potential acquisitions and management's plans and objectives. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part I, Item IA, “Risk Factors”, below as well as other reports subsequently filed with the SEC, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company's ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Singapore, Australia and India wherein we have significant operations); volatility in equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts.
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
Ebix is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a series of application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for the insurance and financial industries. During the year ended December 31, 2013, approximately 80% of Ebix revenues came from on-demand insurance Exchanges.
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

Acquisition & Integration Strategy

The Company looks at its acquisition strategy as an efficient way to further expand its reach in the insurance sector and also as an effective utilization of the operating cash generated from its business. However, the Company does not believe that this acquisition strategy is entirely critical to its future profitability or liquidity. Management looks at acquisitions as an integral part of the growth strategy. We look at making complimentary accretive acquisitions as and when the Company has sufficient liquidity, stable cash flows, and access to financing at attractive interest rates to do so.

The Company looks to acquire businesses that are complementary to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand process based solutions that simplify insurance industry transactions by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into two different categories - one, wherein the acquired company has products that are competitive to our existing products and services; and two, wherein the acquired company's products and services are a complement to and an extension of our existing products and services.

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

Once an acquisition is consummated, the infrastructure, personnel resources, sales, product management, development, and other factors are integrated to ensure that efficiencies are maximized and redundancies eliminated. We generally do not maintain separate sales, development, product management, implementation or quality control groups post-closing so as to ensure that the integration is efficient across all fronts. The Company integrates and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, and quality assurance immediately after an acquisition, to ensure that the Company can rapidly leverage cross-selling opportunities and to realize cost efficiencies. While doing so, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services making it neither practical nor feasible to precisely separately track and disclose the specific earnings impact from the business combinations we have executed after they have been acquired. Consequently the concept of “acquisitive growth” versus “organic revenue growth” becomes rather obscure given the dynamics and underlying operating principals of Ebix's acquisition, integration, and growth strategy. This tactic is a key part of our business strategy that facilitates high levels of efficiency, consistent end-to-end vision for our business, and differentiates the Company from our competitors. Also our plan is to make niche acquisitions in the insurance and finance sector, integrate them seamlessly into the Company and make them efficient by implementing Ebix's standardized processes, with the goal of increasing operating cash flows for the Company. Ebix’s success with its acquisition strategy in the past has made it a central part of the future growth of the Company.

In many of the acquisitions made by the Company, there are contingent consideration terms associated with the achievement of certain designated revenue targets for the acquired Company. In each case where such contingent consideration terms are present, Ebix allows the acquired company to count new sales of our existing products and services towards meeting the revenue target. This structure allows us to still carry on with our integration strategy, while enabling the acquired company to be eligible for a revenue based contingent purchase consideration. Accordingly we are able to maximize operational productivity while allowing the principals of the acquired company access to a greater opportunity for a contingent reward.

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

Recent Strategic Business Acquisitions
On April 7, 2013 Ebix acquired U.K. based Qatarlyst Limited ("Qatarlyst"), an electronic trading exchange for the global insurance and reinsurance industry. Ebix acquired all of the outstanding stock and the business operations of Qatarlyst for a cash purchase price of $5.0 million and funded the transaction using existing available internal cash resources. The former shareholders of Qatarlyst retain the right to an earn-out payment. The earn-out payment will be based on a multiple of Qatarlyst's average annual revenue during the years 2014, 2015 and 2016 that exceed a specific threshold as defined in the underlying business acquisition agreement.
On June 1, 2012 Ebix acquired PlanetSoft Holdings, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. The cash portion of the cash purchase consideration was funded using internal cash reserves and available capacity from the Company's commercial bank revolving line of credit. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management.
On November 15, 2011 Ebix acquired Health Connect Solutions (or "HCS"). We paid a total of $18 million in cash consideration for this business acquisition plus a $2.0 million earnout payment in 2012. HCS is a leading online exchange for buyers and sellers of health insurance and employee benefits. There is no further earnout obligation due with respect to HCS. Ebix funded this acquisition with internal cash resources.
On February 7, 2011 we closed the merger of Atlanta, Georgia based A.D.A.M., Inc. (or “ADAM”). Under the terms of the merger agreement Ebix issued approximately 3,650,914 shares of Ebix common stock pursuant to the merger. ADAM is a leading provider of health information and benefits technology solutions in the United States.
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego, Fresno, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Grove City, Ohio; Bohemia, New York; Norwalk, Connecticut, as well as an additional operations office in Atlanta, Georgia. The Company also has operating facilities and offices in Australia, Brazil, China, Japan, New Zealand, the United Kingdom, Canada and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents. The Company’s product development unit in India has been awarded Level 5 status of the Carnegie Mellon Software Engineering Institute’s Capability Maturity Model Integrated (CMMI), ISO 9001:2000 certification, and ISO 2700 security certification.
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Exchanges	$163,925	$159,678	$130,638
Broker Systems	18,378	18,612	18,006
Business Process Outsourcing (“BPO”)	15,678	16,140	14,944
Carrier Systems	6,729	4,940	5,381
Totals	$204,710	$199,370	$168,969
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 16 to the consolidated financial statements, included elsewhere in this Form 10-K.
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
Products and Services
The Company’s product and service strategy focuses on: (a) expansion of connectivity between consumers, agents, carriers, and third party providers through its Exchange family of products in the life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors worldwide namely the EbixExchange family of products; (b) worldwide sales and support of P&C back-end insurance and Broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; and (d) business process outsourcing services, which include insurance certificate origination, certificate tracking, claims adjudication call center, and back office support.
Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry, including carriers, brokers, exchanges and standard making bodies.
Ebix’s revenue is generated through four main channels in which the Company conducts its operations: Exchanges, Carrier Systems, Broker Systems, and Business Process Outsourcing. The revenue streams for each of these channels are further described below.
Exchanges: Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, risk management, workers compensation and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States, while the P&C exchanges operate primarily in Australia, New Zealand, the United Kingdom, and Brazil. Exchange revenue is derived from two main sources, namely subscription fees associated with accessing the exchange and transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If Ebix builds the interfaces, then additional revenue is derived in the form of professional services charged on time and materials basis.
Broker Systems: Ebix’s focus in the area of broker systems is on designing and deploying back-end systems for P&C insurance brokers across the world. Ebix has three back-end systems in this area: eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically subscription license-based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. All these three products are presently being redesigned, coded and rebuilt on the most current technologies prevalent today.
Business Process Outsourcing (“BPO”): Ebix’s primary focus in this channel pertains to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix provides a software-based service for issuance of certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is created for our clients using the Ebix service. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue based for each certificate tracked by the Company for its clients.
Carrier Systems: Ebix’s focus in the area of carrier systems is on designing and deploying on-demand and back-end systems for P&C insurance companies. Revenue from these services is derived from two main sources: subscription revenues or license revenues from clients and time and material fees charged to customize these products to an insurance company’s specific functional requirements.
Product Development
The Company focuses on maintaining high quality product development standards. Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies, or developing and maintaining the Company’s websites.
The Company has spent $26.8 million, $24.8 million, and $19.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and BPO product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
Competition
We believe Ebix is in a unique position of being the only company worldwide in insurance software markets that provides services in all four of our above listed revenue channels. Conversely, though, this also means that in each of these areas Ebix has different competitors. In fact, in most of these areas Ebix has a different competitor in each country in which we operate. In our Exchange operations Ebix has a different competitor on each line of exchange in each country.
The Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Singapore and India which provides a competitive edge. With its strong focus on quality, our Indian operators deliver cutting edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the United States. Ebix has continued to develop our India operations as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building a knowledge base combined with the ability to hire more professional resources at India's lower cost structure has enabled Ebix to consistently protect its knowledge base and to deliver projects in a cost effective fashion. The following is a closer and more detailed examination of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange — Ebix operates two main life insurance exchanges in the United States — namely Winflex and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, while LifeSpeed is an order entry platform for life insurance. Both of these exchanges are presently deployed in the United States and the Company is also continuing to deploy them in other parts of the world. Ebix has one main competitor in the life exchange area: iPipeline. Ebix differentiates itself from its competitor by virtue of having an end-to-end solution in the market with its exchanges being interfaced with other broker systems and customer relationship management ("CRM") services such as EbixCRM. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange — Ebix operates an annuity exchange in the United States, AnnuityNet. This exchange is an order entry platform for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. This exchange is presently deployed only in the United States with the Company continuing to make efforts to deploy it in other parts of the world, such as Latin America. Ebix is presently in the process of deploying its most recent Annuity exchange, AN4, that was created from the ground up, to be highly scalable, customizable and be delivered over the cloud. Ebix has one main competitor in the annuity exchange area, iPipeline. Again, Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems. We believe Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.

Ebix CRM - Ebix’s customer relationship management exchange, SmartOffice is designed to address the specific needs of insurance companies, general agents, banks, financial advisors and investment dealers. Smart Office is tightly integrated into EbixExchange Life, Health, P&C and Annuity exchanges as a means to make end-to-end enterprise-wide information exchange seamless for our clients. This insurance industry specific domain expertise gives Ebix a competitive advantage over our competitors in the CRM area such as Salesforce.com, iPipeline and Redtail.
Employee Benefits - Ebix currently provides employee benefit and health insurance exchange services using four platforms - namely Facts, LumininX , HealthConnect and EbixEnterprise. EbixEnterprise, built from the ground up, is the most recent Enterprise Health Exchange being deployed by Ebix across all 50 states. Collectively, these platforms service approximately nine million lives and produce hundreds of thousands of health insurance quotes annually. These platforms are sold to health carriers and third party administrators. These platforms provide the full range of services such as employee enrollment, claims adjudication, accounting, employee benefits administration accounting and compliance. The HealthConnect insurance quoting portals service the individual and small group marketplace. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest employee benefits software player in the market in the US while there are other smaller size competitors, such as BenefitFocus and Ultimate Software.
A.D.A.M. Health Solutions - Ebix provides multimedia health content that targets large diversified websites, consumer health portals, country governments, hospitals, healthcare, biomedical, medical device, pharmaceutical, and education organizations. A.D.A.M.’s competitors are a variety of health content companies such Krames Staywell, Red Nucleus and Anatomy One, who are primarily focused on the US markets. A.D.A.M content is available in Spanish, Portuguese, German and other languages in Asia, Europe, the Middle East and South America.
P&C Exchanges — Ebix operates P&C exchanges in Australia, New Zealand, the United Kingdom, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix is working to continue to deploy these exchanges in the United States, Asia, Europe and Africa. There is presently little competition in the P&C exchange area in Australia and New Zealand, however, competition may eventually evolve in these markets. Ebix’s main competitor in P&C exchanges in the United States is IVANS. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.
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
EbixASP is Ebix’s P&C broker systems offering for the US markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has three main competitors in the US — specifically Vertafore, Applied Systems and XDimensional.

BPO Services: Ebix BPO services are enabled by the Company’s SaaS-based proprietary software. Ebix’s BPO service offerings are mainly in the areas of insurance certificate creation and insurance certificate tracking. Ebix’s BPO service offerings currently cater to a large number of Fortune 500 companies in the United States. Further, internationally Ebix offers its BPO services in Canada, Australia and New Zealand, and will be exploring opportunities in other parts of the world.
Ebix’s BPO service offering in the insurance certificate issuance area has one main competitor in the United States, namely Applied Systems. Due to the highly fragmented market, the EbixBPO service offering in the insurance certificate tracking area also has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Carrier Systems: Ebix has a number of carrier system offerings for P&C carriers - Ebix Advantage and Ebix AdvantageWeb. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed to be multicurrency and multilingual and is deployed in Brazil, the United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, DuckCreek and specialty medical malpractice players like Delphi.
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
Employees
As of December 31, 2013, the Company had 1,927 employees, distributed as follows: 121 in sales and marketing, 1,272 in product development, 416 in back-end operations, and 118 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to be good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 14, 2014, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	47	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	60	Chief Financial Officer and Corporate Secretary	2007
Graham Prior	57	Corporate Senior Vice President International Business & Intellectual Property	2012
Leon d'Apice	57	Managing Director - Ebix Australia Group Head	2012
James Senge Sr.	53	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 47, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief

Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

ROBERT F. KERRIS, 60, joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

GRAHAM PRIOR, 57, serves as Corporate Senior Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

LEON d’APICE, 57, serves as the Company’s Managing Director – Ebix Australia Group Head. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner in. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia’s business units.

JAMES SENGE, SR., 53, serves as the Company’s Senior Vice President EbixHealth. Mr. Senge, has been employed with Ebix (as a result of the business acquisition of Acclamation Systems, Inc. in 2008) since 1979. During his over 32 years with the Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

General
Our principal executive offices are located at 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328, and our telephone number is (678) 281-2020.
Our official Web site address is http://www.ebix.com. We make available, free of charge, at http://www.ebix.com, the charters for the committees of our board of directors, our code of conduct and ethics, and, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, and our quarterly reports on Form 10-Q. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer, and all other executive officers will be disclosed on our Web site. The reference to our Web site does not constitute incorporation by reference of any information contained at that site.
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
Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty data exchange and with certain large corporate customers using our client relationship management platform in the United States. At December 31, 2013, we had $337.1 million of goodwill and $30.9 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.
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

We expect to continue to grow, in part, by making business acquisitions. We continue to look for strategic businesses to acquire. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that the Company believes will strengthen Ebix. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, access to the requisite financing resources if needed, and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.
Our acquisitions of PlanetSoft in June 2012 and A.D.A.M. in February 2011, as well as any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
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
We rely on copyright laws and licenses and confidentiality-nondisclosure agreements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot provide assurances that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenue is derived internationally including in jurisdictions where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.
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
Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel particularly Robin Raina, our President and Chief Executive Officer, and Chairman of the Board. Since becoming Chief Executive Officer of the Company in 1999, Mr. Raina's strategic direction and vision for the Company and the implementation of such direction has been instrumental in our profitable turnaround and growth. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees. If we are not able to attract and retain key skilled personnel, our business could be harmed.

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
We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries where we conduct operations because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase if we expand our operations overseas. We will monitor changes in our exposure to exchange rate risk that result from changes in our business operations.
Risks Relating to Litigation and Regulation

The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I, Item 3 - Legal Proceedings” and “Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Commitments and Contingencies” of this Report. Ebix cannot predict the outcome of these or any other legal matters. In the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering directors' and officers' liability are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

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
On December 3, 2012 and April 16, 2013, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) in connection with the conduct by the SEC of a non-public fact-finding inquiry and investigation and seeking documents relating to the issues raised the matter styled In re: Ebix, Inc. Securities Litigation, and in an online news article based on unnamed sources, published on November 3, 2012 speculating about the existence of such an investigation. Additionally, on June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct. The Company has cooperated with the government in connection with these investigations and expects to continue to do so. The amount of time needed to resolve these investigations is uncertain, and the Company cannot predict the outcome of these investigations or whether the Company will face additional government investigations, inquiries or other actions. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with ongoing governmental investigations and any future government inquiries, investigations or actions. These matters could require the Company to expend significant management time and incur significant legal and other expenses, result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company and adversely affect our ability to attract and retain customers and employees, which could have a material effect on the Company's financial condition, business, results of operations and cash flow. Additionally marketplace rumors regarding these investigations could affect the trading price of our common stock, regardless of whether these rumors are accurate.
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
In a future period, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has sometimes experienced extreme price and volume fluctuations recently. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

•	announcements of new services, products, or technological innovations, or strategic relationships by us or our competitors;

•	announcements of business acquisitions or strategic relationships by us or our competitors;

•	trends or conditions in the insurance, software, business process outsourcing and Internet markets;

•	changes in market valuations of our competitors; and

•	general political, economic, regulatory and market conditions.

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

1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 39,831 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 6,500 square feet in Salt Lake City, Utah, 13,303 square feet in Herndon, Virginia, 10,765 square feet in Hemet, California, 11,500 square feet in Pittsburgh, Pennsylvania, 5,300 square feet in Portland, Michigan, 2,300 square feet in San Diego, California, 2,826 square feet in Miami, Florida, 16,472 square feet in Pasadena, California, 4,319 square feet in Grove City, Ohio, 1,881 square feet in Houston, Texas, 1,980 square feet in Bohemia, New York, 4,864 square feet in Norwalk, Connecticut, 3,380 square feet in Fresno, California, and 4,050 square feet in Santa Barbara, California. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, Japan, and London for support and sales offices. The Company owns five facilities in India with total square footage of approximately 145,000 square feet and leases an additional two facilities with total square footage of approximately 45,000 square feet. The Indian facilities provide software development and call center services for customers. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.

Item 3. LEGAL PROCEEDINGS

Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages.
The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim. On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. On December 7, 2012, Plaintiffs filed their Motion for Class Certification. On June 19, 2013, Defendants filed a Motion for Judgment on the Pleadings. On July 2, 2013, the Court denied Plaintiffs' Motion for Class Certification without prejudice to Plaintiffs' refiling their Motion should the Court deny, in whole or in part, Defendants' Motion for Judgment on the Pleadings. On July 16, 2013, the Court entered a Stipulated Order Staying Discovery Pending Resolution of Defendants' Motion for Judgment on the Pleadings. The parties have reached a mutually acceptable agreement to resolve this action, and on January 27, 2014, Plaintiffs filed their Motion for Preliminary Approval of Settlement. On February 4, 2014, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. Under the terms of that Order, a hearing has been scheduled for June 5, 2014, to determine whether the proposed settlement should be finally approved by the Court. Management, after consultation with the Company’s outside advisors concluded that it was appropriate to record a contingent liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), which represents our current estimate of the potential liability in regards to the federal class action matter. This contingent liability is reported in the current section of the enclosed Consolidated Balance Sheet, and the charge against earnings is reported below operating income in the enclosed Consolidated Statement of Income as of and for the twelve months ended December 31, 2013.

In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case was stayed pending the completion of expert discovery in the shareholder class action suit. On February 14, 2014, Plaintiff filed a Notice Regarding the Stay of the Derivative Litigation indicating Plaintiff’s intent to move to lift the stay. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. The parties in both the derivative actions are conferring regarding future case scheduling. The Company denies any liability and intends to defend the derivative actions vigorously.
On December 3, 2012, the Company received a subpoena and letter from the Securities and Exchange Commission (“SEC”) dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.
On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., eleven putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co and affiliated entities. On June 10, 2013, the eleven complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint and briefing on the Motion is complete. The matter was recently reassigned and a hearing on our Motion to Dismiss was held on February 20, 2014. The Company denied any liability and intends to defend the action vigorously.

The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. Microsoft is seeking damages in excess of $75,000, but we have not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2013 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.” As of March 14, 2014, there were 152 registered holders of record of the Company’s common stock.
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2013 and 2012.

Year Ended December 31, 2013	High	Low
First quarter	$19.38	$13.21
Second quarter	20.60	9.25
Third quarter	11.81	9.49
Fourth quarter	14.89	10.04

Year Ended December 31, 2012	High	Low
First quarter	$26.19	$20.89
Second quarter	23.49	16.84
Third quarter	24.62	19.99
Fourth quarter	24.00	15.75
Holders
     As of March 14, 2014, there were 38,369,855 shares of the Company’s common stock outstanding.
Dividends

In the 4th quarter of 2011 the Company paid its first quarterly dividend in the amount of $0.04 per common share. This same quarterly dividend per share was paid again in February 2012. The dividend rate was increased to $0.05 per common share effective with the dividend payment made in May 2012, and that same dividend payment was made in August 2012 and November 2012. On November 7, 2012 Ebix's Board of Directors increased the regular quarterly dividend by 50% to $0.075 cents per common share of the Company's common stock, which was paid in February 2013. No additional dividends were declared or paid in 2013. Furthermore, a dividend in the amount of $0.075 cents per common share will be paid March 14, 2014 to shareholders of record on February 20, 2014.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2013 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	657,000	$6.39	962,563
—2010 Stock Incentive Plan	135,000	$17.47	4,758,924
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	792,000	$8.28	5,721,487

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
Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2013 the Company repurchased 250,900 shares of our common stock for a total aggregate purchase price of $2.5 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix as of December 31, 2013, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2012	5,456,126	5,456,126	$—	$5,377,000
January 1, 2013 to March 31, 2013	—	—	$—	$5,377,000
April 1, 2013 to June 30, 2013	250,900	250,900	$9.93	$102,885,000
July 1, 2013 to September 30, 2013	—	—	$—	$102,885,000
October 1, 2013 to October 31, 2013	—	—	$—	$102,885,000
November 1, 2013 to November 30, 2013	—	—	$—	$102,885,000
December 1, 2013 to December 31, 2013	—	—	$—	$102,885,000
Total	5,707,026	5,707,026		$102,885,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of December 31, 2013 the Company has approximately $2.9 million remaining in this share repurchase authorization.

(3)
Effective June 21, 2013 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty four months if possible.

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2013, 2012, 2011, 2010, and 2009 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$204,710	$199,370	$168,969	$132,188	$97,685
Operating income	75,006	77,008	68,748	52,507	39,256
Net income	$59,274	$70,569	$71,378	$59,019	$38,822
Net income per share:
Basic*	$1.58	$1.91	$1.89	$1.69	$1.24
Diluted*	$1.53	$1.80	$1.75	$1.51	$1.03
Shares used in computing per share data:
Basic*	37,588	36,948	37,742	34,845	31,398
Diluted*	38,642	39,100	40,889	39,018	38,014
Cash dividend per common share	$0.075	$0.19	$0.04	$—	$—
Financial Position:
Total assets	$553,864	$516,946	$411,182	$303,300	$262,167
Short-term debt	13,711	11,995	6,667	10,157	52,487
Long-term debt	42,958	69,278	40,083	25,000	—
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$413,225	$362,155	$316,115	$231,268	$170,743
* Adjusted to reflect the effect of the 3-for-1 stock split dated January 4, 2010

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2008, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
EBIX, INC.	$100	$204	$297	$278	$204	$188
NASDAQ STOCK MARKET (U.S.)	$100	$144	$168	$165	$191	$265
NASDAQ COMPUTER	$100	$171	$201	$202	$227	$299

Ebix, Inc.
Nasdaq Stock Market (US)
Nasdaq Computer
$400
$300
$200
$100
$-
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013

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
OVERVIEW
Ebix is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from carrier systems, agency systems and exchanges to custom software development for the insurance industry. Approximately 77% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2013, combined subscription-based and transaction-based revenues increased by $2.5 million to $158.0 million, while as a percentage of the Company's total revenues declined to 77% in 2013, as compared to 78% in the year 2012. Subscription based revenues increased by $6.6 million to $126.5 million, and as a percentage of the Company's total revenues increased to 62% in 2013, as compared to 60% in the year 2012. The Company’s technology vision is to focus on convergence of all insurance processes in a manner such that data can seamlessly flow from entity to entity once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance industry continues to undergo significant consolidation driven by the need for, and benefits from, economies of scale in providing insurance in a competitive environment. The insurance markets have continuously increased their demands for cutting edge solutions to reduce paper based processes and improve efficiency both at the back-end side and at the consumer end of their insurance transaction processing. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the world-wide insurance industry will continue to experience significant change and the need for increased efficiencies through online exchanges and streamlined processes. The changes in the insurance industry will continue to create new growth opportunities for the Company.
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
The key performance indicators for the twelve months ended December 31, 2013, 2012, and 2011 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2013	2012	2011
Revenue	$204,710	$199,370	$168,969
Revenue growth	3%	18%	28%
Operating income	$75,006	$77,008	$68,748
Operating margin	37%	39%	41%
Net Income	$59,274	$70,569	$71,378
Diluted earnings per share	$1.53	$1.80	$1.75
Cash provided by operating activities	$57,062	$72,295	$70,642

RESULTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Operating revenue:	$204,710	$199,370	$168,969
Operating expenses:
Costs of services provided	40,471	38,133	33,589
Product development	26,798	24,825	19,208
Sales and marketing	15,848	16,687	13,642
General and administrative	36,480	33,562	26,268
Amortization and depreciation	10,107	9,155	7,514
Total operating expenses	129,704	122,362	100,221
Operating income	75,006	77,008	68,748
Interest income (expense), net	(708)	(1,100)	(202)
Other non-operating income	342	190	647
Non-operating expense - securities litigation	(4,226)	—	—
Foreign exchange gain	(262)	1,931	4,302
Income before taxes	70,152	78,029	73,495
Income tax expense	(10,878)	(7,460)	(2,117)
Net income	$59,274	$70,569	$71,378

TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31,
(dollar amounts in thousands)	2013	2012
Exchanges	$163,925	$159,678
Broker Systems	18,378	18,612
Business Process Outsourcing (“BPO”)	15,678	16,140
Carrier Systems	6,729	4,940
Totals	$204,710	$199,370
During the twelve months ended December 31, 2013 our total revenue increased $5.3 million, or 3%, to $204.7 million compared to $199.4 million in 2012. The increase in revenues is a summation of revenue from business acquisitions completed during 2013 and 2012, and the growth achieved in our Carrier and Exchange channels, somewhat partially offset in the aggregate by a reduction in BPO revenues which were affected by the depressed construction industry, and a small reduction in Broker system revenues, mainly due to exchange rate fluctuations impacting international revenues. The Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2013 and 2012 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated

Financial Statements, combined pro forma revenues decreased 4.4% to $205.6 million for the year 2013 from the $215.0 million of pro forma revenue for the year 2012, whereas there was a 2.7% increase in reported revenues for the same comparative periods. The cause for the difference between the 2.7% increase in reported 2013 revenue versus 2012 revenue, as compared to the 4.4% decrease in 2013 pro forma versus 2012 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2013 and 2012, specifically Qatarlyst, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for 2013 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thus includes only nine months of actual financial results of Qatarlyst. Similarly, the 2012 pro forma financial includes a full year of results for Taimma, BSI, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst as if they had been acquired on January 1, 2012, whereas the Company's reported financial statements for the 2012 only includes nine months of actual financial results for BSI and Taimma, seven months for PlanetSoft, seven months for Fintechnix, five months for TriSystems, and no financial results for Qatarlyst.

The above pro forma analysis is based on the following premises:

•
2013 and 2012 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

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

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2013, 2012, and 2011 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $(3.8) million, $(1.2) million, and $4.2 million, respectfully.
The specific components of our revenue and the changes experienced during the past year are discussed further below.
Exchange division revenues increased by $4.2 million, or 3%, principally due to increased number of new exchange clients, and cross selling of services to existing clients as facilitated by the recent acquisitions of PlanetSoft, Trisystems, Fintechnix, and Qatarlyst.
Broker Systems division revenue decreased by $234 thousand, or 1% ,due to a drop in consulting services supporting our on-demand back-end systems, being used by insurance brokers.
BPO division revenues decreased by $462 thousand, or 3%,due primarily to the continued residual effect of the depressed construction industry which accounts for almost a third of the insurance certificates created.
Carrier Systems division revenue increased by $1.8 million, or 36%, due to our launch and deployment of new on-demand products and system development services for insurance carrier clients in this market.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $2.3 million or 6%, from $38.1 million in 2012 to $40.5 million in 2013. This increase is due to additional customer support and consulting, personnel, and service fulfillment costs associated with our healthcare exchanges, P&C insurance exchanges, and BPO operations, and the 2012 business acquisitions of Taimma, PlanetSoft, and TriSystems.
Product Development Expenses
Product development expenses increased $2.0 million, or 8%, from $24.8 million in 2012 to $26.8 million in 2013. The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. The cost increase incurred in 2013 was most significantly attributable to additional staff and related increased personnel costs associated with the further expansion of our research and development center in India in connection with the development of new on-demand based products and services in support of our Exchange, Carrier Systems, and BPO product channels.
Sales and Marketing Expenses
Sales and marketing expenses decreased $839 thousand, or 5%, from $16.7 million in 2012 to $15.8 million in 2013. This decrease is due to the reduced emphasis on certain products generating low operating income margins and also due to reduced expenses associated with sponsorships and conferences.
General and Administrative Expenses
General and administrative expenses increased $2.9 million, or 9%, from $33.6 million in 2012 to $36.5 million in 2013. This increase is essentially due to approximately $5.2 million of additional legal and associated audit related costs related to ongoing litigation and regulatory matters and an earlier contemplated merger with a wholly owned affiliate of Goldman Sachs, $2.1 million of additional personnel costs associated with increased staffing necessary to support our expanding operations and $1.6 million of related additional facility and rent expenses, $1.0 million of increased travel costs, $1.0 million of costs associated with the settlement of certain litigation matters, a $0.7 million increase in recognized bad debt expense associated with the increase in our allowance for doubtful accounts receivable, and $0.5 million of increased corporate insurance costs. Partially offsetting these cost increases was a net $9.4 million reduction in general and administrative expenses associated with net reductions to contingency based earn out accruals pertaining to previous business acquisitions made in 2012 and 2011.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $952 thousand, or 10%, from $9.2 million in 2012 to $10.1 million in 2013 primarily due to additional amortization costs associated with the customer relationship and developed technology intangible assets that were recorded in connection with the acquisitions of BSI, Taimma, PlanetSoft, TriSystems and Qatarlyst.
Interest Income
Interest income increased $77 thousand, or 17%, from $441 thousand in 2012 to $518 thousand in 2013 due to greater amounts invested.
Interest Expense
Interest expense decreased $315 thousand, or 20% from $1.5 million in 2012 to $1.2 million in 2013. Interest expense decreased because of the combined effect of a drop in the weighted average interest rate on the Company's revolving credit facility from 1.74% in 2012 to 1.69% in 2013 and a decline in the average outstanding balance on the revolving line of credit declined from $32.4 million in 2012 to $30.7 million in 2013.
Other Non-Operating Income - Put Options
Other non-operating income - put options of $342 thousand in 2013 pertains to gains recognized in regards to the net decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft who received shares of Ebix common stock as part of the acquisition consideration paid by the Company.
Non-operating expense - securities litigation
As discussed in more detail in Note 6 “Commitments and Contingencies” to the accompanying consolidated financial statements, management after consultation with the Company’s outside advisors concluded that it was appropriate to record a liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), with regard to the liability associated with the expected settlement of the pending federal securities class action matter. This contingent liability is reported in the current section of the enclosed Consolidated Balance Sheet, and the charge against earnings is reported in the accompanying Consolidated Statement of Income as of and for the twelve months ended December 31, 2013.
Foreign Exchange Gain
Net foreign exchange loss of $262 thousand in 2013 consisted mostly of losses recognized upon the settlement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.

Income Taxes
The Company recognized income tax expense of $10.9 million in 2013 compared the $7.5 million of income tax expense in 2012, representing a $3.4 million, or a 46%, increase. The primary factor contributing to the increase in recognized income tax expense in 2013 was $4.1 million of additional provisioning for the Company's reserve for uncertain income tax positions with $6.8 million of such expense recognized in 2013 as compared to $2.7 million of expense recognized in 2012. The Company's tax provision for 2013 reflects an effective tax rate of 15.5% compared to the 9.6% effective tax rate for the year 2012. The effective rate increased primarily due to the increase in the reserve for uncertain income tax positions. Otherwise the Company benefits from a relatively low consolidated world-wide effective tax rate as a result of conducting significant operating activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2013 are as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe (United Kingdom)	Sweden	Total
Pre-tax income	$5,497	$1,344	$966	$4,579	$17,523	$485	$31,387	$1,360	$7,011	$70,152
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	—%	24.0%	—%

TWELVE MONTHS ENDED DECEMBER 31, 2012 AND 2011
Operating Revenue
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

During the twelve months ended December 31, 2012 our total revenue increased $30.4 million or 18%, to $199.4 million compared to $169.0 million in 2011. The increase in revenues is a summation of revenue from business acquisitions completed during 2012 and 2011 and the continued growth achieved in our Exchange channel, partially offset in the aggregate by a reduction in BPO revenues which were affected by the downturn in the construction industry, and a reduction in health revenues due to uncertainty associated with the health reform movement. With respect to business acquisitions completed during the fiscal years 2012 and 2011 on a pro forma basis combined revenues increased 1.3% to $212.4 million for the year 2012 from the $209.7 million of pro forma revenue for the year 2011, whereas there was a 18.0% increase in reported revenues for the same comparative periods. The cause for the difference between the 18.0% increase in reported 2012 revenue versus 2011 revenue, as compared to the 1.3% increase in 2012 pro forma versus 2011 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2011 and 2012, specifically ADAM, HealthConnect, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, with the Company's pre-existing operations. The 2012 and 2011 pro forma financial information assumes that all such business acquisitions were made on January 1, 2011, whereas the Company's reported financial statements for 2012 only includes the revenues from the businesses since the effective date that they were acquired by Ebix, and therefore includes five months of actual financial results for TriSystems, seven months of PlanetSoft, seven months of Fintechnix, and nine months of BSI and of Taimma. Similarly, the 2011 pro forma financial information includes a full year of results for PlanetSoft and ADAM as if they had been acquired on January 1, 2011, whereas the Company's reported financial statements for the year ended December 31, 2011 only includes the actual financial results of ADAM since the effective date of its acquisition on February 7, 2011, only 1.5 months of HealthConnect, and no revenue for PlanetSoft.

Supplemental pro forma information - The pro forma revenues of the Company for 2012 included a drop of $5.63 million as compared to pro forma 2011 revenues, on account of uncertainty created by the health reform movement, decision to exit from certain unprofitable health insurance related activities, the de-emphasizing of certain customer channels in Brazil, and the weakening of the Brazilian currency by approximately 14% year over year. Excluding the decrease in revenue from these specific health insurance areas and Brazil, the Company's then adjusted 2012 pro forma revenues increased 3.9% as compared to 2011 pro forma revenues. The relative change in pro forma and actual revenues is based on the following premises:

•
2012 and 2011 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

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

Also partially effecting 2012 reported revenues was the impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations. During each of the years 2012 and 2011 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $(1.2) million and $4.2 million, respectfully.

The specific components of our revenue and the changes experienced during 2012 are discussed further below.
Exchange division revenues increased $29.0 million or 22% due to the increased number of new exchange clients, and cross selling of services to existing clients.
Broker Systems division revenue increased $606 thousand or 3% due to growth realized related to services delivered by on-demand back-end systems, designed for use by insurance brokers.
BPO division revenues increased by $1.2 million or 8% due primarily to services provided to CurePet. The Company's performance in this product channel was partially adversely affected by the downturn in the construction and housing industry which accounts for almost a third of the insurance certificates created.
Carrier Systems division revenue decreased $0.4 million or 8% due to the lack of demand by large insurance carriers for perpetually licensed back-end systems. The Company has since developed and launched new on-demand products and services for prospective clients in this market that will facilitate a subscription-based recurring model. Insurance carriers are now beginning to deploy these new technologies and increase their spending for system development.
Costs of Services Provided
Costs of services provided increased $4.5 million or 14%, from $33.6 million in 2011 to $38.1 million in 2012. This increase is due to additional personnel, facility, and customer support costs associated with the acquisitions of HealthConnect (completed in November 2011), PlanetSoft (completed in June 2012) and other businesses acquired during 2012.
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
Sales and Marketing Expenses
Sales and marketing expenses increased $3.0 million or 22%, from $13.6 million in 2011 to $16.7 million in 2012. Approximately half or $1.4 million of this increase is associated with the business acquisitions of HealthConnect and PlanetSoft, the remaining increase in expenses is due to $0.5 million of additional advertising and trade show costs, and $1.3 million of additional personnel costs in connection with sales personnel that were hired to support the continued expansion and increase in revenues generated by our Exchange and Carrier Systems channels.
General and Administrative Expenses
General and administrative expenses increased $7.3 million or 28%, from $26.3 million in 2011 to $33.6 million in 2012. This increase is primarily due to approximately $6.7 million of additional personnel and facility related costs associated with increased staffing necessary to support our expanding operations, a $2.1 million year over year reduction in gains associated with reductions to contingency based earn out accruals pertaining to previous business acquisitions made in 2011 and 2010, $0.4 million of additional travel related costs, and $0.3 million of additional financing costs related to our credit facilities. Partially offsetting these cost increases was a net benefit in the amount of $1.0 million related to a termination fee received by the Company in connection with a business acquisition that was not completed, a decrease of $0.7 million in audit and legal expenses, and a $0.5 million decrease in provisions for doubtful accounts.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.6 million, or 22%, from $7.5 million in 2011 to $9.2 million in 2012, primarily due to additional amortization costs associated with the customer relationship, developed technology, and trademark intangible assets that were recognized in connection with the acquisitions of BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, and $337 thousand of additional depreciation expenses in connection with the purchases of equipment and facility improvements necessary to support our continued expanding operations.

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
Income Taxes
The Company recognized a net tax expense of $7.5 million for the year ended December 31, 2012 as compared to the $2.1 million net tax expense for the year ended December 31, 2011, representing a $5.3 million or 252% increase. The primary factor contributing to the tax expense increase is that in the year 2011 the Company released the remaining valuation allowances held against deferred tax assets associated with tax net operating losses carry forwards obtained from earlier business acquisitions. As a result of the release of the valuation allowances in 2011 the Company recognized a tax benefit of $4.7 million (net of $1.9 million income tax expense pertaining to charges associated with windfall gains realized from tax deductions in connection with exercised stock options and vested restricted stock grants). The Company's tax provision for the year of 2012 reflects an effective tax rate of 9.6%, which is essentially consistent with the 9.5% effective tax rate for the year 2011. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2012 are as follows:

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
We believe that anticipated cash flow provided by our operating activities, together with current cash balances and access to our credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, although any projections of future cash needs, cash flows, and the general market conditions for credit and equity securities may be subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all.

We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. During 2014, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, acquisitions in the insurance data exchange arena, and new product development and service offerings.
Our cash and cash equivalents were $56.7 million and $36.4 million at December 31, 2013 and 2012, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of March 14, 2014 is presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$7,581	$4,653	$1,605	$12,469	$13,455	$1,375	$12,608	$4,175	$17	$57,938
Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense, but will not materially impact the Company’s liquidity position. Specifically our software and product development operations in India benefit from a tax holiday which will continue through 2015; as such, the Company's local India taxable income derived from export activities in support of our operating divisions around the world is not taxed. After the tax holiday expires such taxable income generated by our India operations will be taxed at 50% of the normal Indian 33.99% corporate tax rate for a period of five years. During 2013 the tax holiday in India had the effect of reducing income tax expense by $10.5 million, or approximately $0.270 per diluted share. However, the Company's net operating cash savings regarding outlays for taxes, was effectively only $3.2 million, since $7.16 million of Minimum Alternative Tax (“MAT”) taxes were assessed and paid against 2013 income during the year ended December 31, 2013, as advance payments made in 2013 for taxes due in 2015 and thereafter in India.
The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board ("EDB") for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period at the then applicable concessionary rate. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore reduced income tax expense by $1.3 million, or approximately $0.033 per diluted share, in 2013. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore improved net income by $1.3 million or approximately $0.033 per diluted share in 2013.
Our current ratio improved to 1.54 at December 31, 2013 as compared to 1.44 at December 31, 2012, and our working capital position increased to $35.7 million at December 31, 2013 as compared to $25.0 million at the end of 2012. The improvement in our short-term liquidity position is primarily due to cash generated by our operating activities and also partially due to increased trade accounts receivable. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to fund its current liabilities from current assets, including available cash balances.

Business Acquisitions

The Company executes business acquisitions in combination with organic growth initiatives as part of its business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the year ended December 31, 2013, the Company completed one business acquisition, Qatarlyst, an electronic trading exchange for the global insurance and reinsurance industry.

During the year ended December 31, 2012, the Company executed and completed five business acquisitions, including PlanetSoft Holdings, Inc. which is discussed further below; the other acquisitions were not material individually or in the aggregate.

    Effective June 1, 2012 Ebix acquired PlanetSoft Holdings, Inc. ("PlanetSoft") for $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. Furthermore, under the terms of the agreement the former PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2013, the total of these contingent liabilities was $14.4 million, of which $10.3 million is reported in long-term liabilities, and $4.1 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million.
Operating Activities
For the twelve months ended December 31, 2013, the Company generated $57.1 million of net cash flow from operating activities compared to $72.3 million for the year ended December 31, 2012, representing a 21% decrease. The major sources of cash provided by our operating activities for 2013 was net income of $59.3 million, net of $(578) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(10.4) million of deferred tax benefits, $10.1 million of depreciation and amortization, $1.9 million of non-cash share-based compensation, $(10.3) million of acquisition earnout contingent liability reductions, and $6.9 million of net changes in working capital requirements primarily associated with increased liabilities.
For the twelve months ended December 31, 2012, the Company generated $72.3 million of net cash flow from operating activities. The major sources of cash provided by our operating activities for 2012 was net income of $70.6 million, net of $252 thousand of net non-cash losses recognized on derivative instruments and foreign currency exchange, $(7.5) million of deferred tax expenses, $9.2 million of depreciation and amortization, $2.1 million of non-cash share-based compensation, $(0.7) million of acquisition earnout reductions, and $(1.6) million for working capital requirements primarily associated with increased trade accounts receivables, and decreased accrued payroll and related benefits.
Investing Activities
Net cash used for investing activities totaled $8.8 million for the twelve months ended December 31, 2013. During the year the Company used $4.7 million to acquire Qatarlyst in April 2013 (net of $285 thousand cash acquired). Also during this past year in the aggregate $3.0 million was paid in connection with the fulfillment of earnout payment obligations from certain prior business acquisitions made in 2012 and 2010. In addition during the year ended December 31, 2013 $107 thousand was provided from maturities of marketable securities (specifically bank certificates of deposit), and $1.2 million was used for capital expenditures in connection with purchases of operating equipment to enhance the performance of our technology platforms and to support the continued growth of our businesses.
Net cash used for investing activities totaled $63.4 million for the twelve months ended December 31, 2012. During the year the Company used $35.1 million to acquire PlanetSoft in June 2012, and $20.0 million in the aggregate to complete four other business acquisitions during the year which were not material individually or in the aggregate. In addition during 2012 in the aggregate $5.0 million was paid in connection with the fulfillment of earnout payment obligations from certain prior business acquisitions made in 2011 and 2010, $2.0 million was used to make a minority investment in CurePet, $2.0 million was used for capital expenditures and $681 thousand was provided from maturities of marketable securities, net of purchases.
Financing Activities
Net cash used by financing activities during the twelve months ended December 31, 2013 was $26.4 million. Financing cash outflows were primarily comprised of $15.0 million of payments against our revolving credit facility with Citibank, N.A. ("Citibank"), $8.9 million of principal repayments of our term loan facility with Citibank, $2.8 million was used to pay common stock cash dividends, $2.5 million used to make open market repurchases of our common stock, $665 thousand was used to pay down existing promissory notes, and $277 thousand was used to service existing capital lease obligations. Partially offsetting these financing cash outflows were $3.2 million from excess tax benefits associated with share-based compensation and $480 thousand proceeds from exercise of common stock options (net of forfeiture of certain shares to satisfy exercise costs and the recipient's income taxes).
Net cash provided from financing activities during the twelve months ended December 31, 2012 was $6.9 million. Financing cash inflows were primarily comprised of $25.9 million of proceeds (net of $19.1 million of principal repayments) from the term loan facility with Citibank and previously Bank of America, N.A. (“BOA”), $6.1 million of proceeds (net of $31.8 million of repayments to Citibank and BOA) from our revolving credit facility with Citibank, and $1.0 million from the excess tax benefits associated with share-based compensation. Partially offsetting these financing cash inflows were $18.4 million used to make open market repurchases of our common stock, $7.0 million used to pay common stock cash dividends, $600 thousand used to pay down existing promissory notes, and $284 thousand used to service existing capital lease obligations.
Commercial Bank Financing Facility
    On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four year, $45 million secured revolving credit facility, a $45 million secured term loan, which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016. This facility replaced the former $55 million facility that the Company had in place with BOA. Borrowings under the Secured Syndicated Credit Facility bear interest, at Ebix’s option at either a base rate or a LIBOR rate plus, in each case, an applicable margin based on Ebix’s adjusted leverage ratio. The margin ranges from 0.50% to 1.00% per annum, in the case of base rate loans, and 1.50% to 2.00% per annum, in the case of LIBOR rate loans. As of December 31, 2013, borrowings under the Senior Secured Credit Facility bore interest at LIBOR plus 1.50%, or 1.67% per annum. Ebix is also required to pay a quarterly commitment fee of 0.25% per annum of the average daily unused amount of the revolving commitments under the Senior Secured Credit Facility. The underlying credit agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.
On April 26, 2012, Ebix fully paid all of its obligations then outstanding to BOA. The aggregate amount of the payment was $45.1 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date this payoff, BOA's commitment to extend further credit to the Company terminated.
    At December 31, 2013 the outstanding balance on the revolving line of credit was $22.8 million. This balance is included in long-term liabilities section of the consolidated balance sheet. During the twelve months ending December 31, 2013 the average and maximum outstanding balance on the revolving line of credit was $30.7 million and $37.8 million, respectively.
At December 31, 2013, the outstanding balance on the term loan was $31.9 million, of which $13.1 million is due within the next twelve months. This term loan also carried an interest rate of 1.67%. During the twelve months ended December 31, 2013 the Company made $8.9 million of scheduled payments on the term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the consolidated balance sheets.
Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2013. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$22,840	$—	$22,840	$—	$—
Short and long-term debt	33,829	13,711	20,118	—	—
Operating leases	14,506	5,088	5,321	3,547	550
Capital leases	239	195	44	—	—
Total	$71,414	$18,994	$48,323	$3,547	$550
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this new standard in 2014, and it may have an effect on how unrecognized tax benefits are accounted for and presented in the Company's balance sheet.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with the related technical accounting guidance. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has not yet adopted this new guidance, and accordingly applied quantitative methods to evaluate its indefinite-lived intangible assets for impairment during 2013. The Company expects to adopt this new financial accounting standard in 2014 for use in its annual impairment evaluations of indefinite-lived intangible assets, which are performed as of September of each year.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 "Description of Business and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
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
The Company begins to recognize revenue from license fees for its exchange (SAAS) and ASP products upon delivery and the customer’s acceptance of the software implementation and customizations if necessary and applicable. Transaction services fee revenue for the use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses is recognized upon delivery together with the Company’s licensed software products. Training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services is recognized ratably over the term of the support agreement. Revenues derived from initial setup or registration fees are recognized ratably over the term of the agreement in accordance with FASB and SEC accounting guidance on revenue recognition.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery.

Allowance for Doubtful Accounts Receivable
Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. Starting in 2011 the Company applied the then new guidance concerning goodwill impairment evaluation. In accordance with that new technical guidance the Company first assessed certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described in the next paragraph.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values and terminal values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates, and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. During the years ended December 31, 2013, 2012, and 2011, we had no impairment of our reporting unit goodwill balances.
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
The Company does not recognize a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which are considered indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth.
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

Foreign Currency Translation
Our reporting currency is the U.S. dollar. For most of our foreign subsidiaries, with the exception of India and Singapore, the functional currency is the local currency of the country in which the subsidiary operates. The assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of other comprehensive income in the accompanying consolidated financial statements. Foreign exchange transaction gains and losses that are derived from transactions denominated in other than the subsidiary’s functional currency is included in the determination of net income. Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, including the acquisition of PlanetSoft in June 2012, the expansion of its intellectual property research and development activities in its Singapore subsidiary, and the expansion of its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. Management believes that the acquisition of PlanetSoft in combination with the other recent business acquisitions, and the cumulative effect of business acquisitions made over the last few years which necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency. Had the change in the functional currency designation for our India and Singapore subsidiaries not been made, the Company would have incurred and recognized approximately $49 thousand of additional foreign currency exchange gains during the year ended December 31, 2012. Furthermore, a portion of monetary assets and liabilities for these two foreign subsidiaries that are denominated in foreign currencies are re-measured into U.S. dollars at the exchange rates in effect at each reporting date. These corresponding re-measurement gains and losses are included as a component of foreign currency exchange gains and losses in the accompanying Consolidated Statements of Income and amounted to a $151 thousand loss for the year ended December 31, 2012.

Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2013, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2013
Total revenues	$52,566	$51,004	$50,293	$50,847
Gross profit	42,675	40,646	40,157	40,761
Operating income	19,305	19,294	18,601	17,806
Net income	17,344	13,542	13,143	15,245
Net income per common share:
Basic	$0.47	$0.36	$0.35	$0.40
Diluted	$0.45	$0.35	$0.34	$0.40
Year Ended December 31, 2012
Total revenues	$43,827	$47,716	$53,804	$54,023
Gross profit	34,798	38,559	44,304	43,576
Operating income	18,329	17,711	20,708	20,260
Net income	15,685	18,067	18,072	18,745
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.50
Diluted	$0.40	$0.47	$0.46	$0.48
Year Ended December 31, 2011
Total revenues	$40,050	$42,267	$42,602	$44,050
Gross profit	32,743	33,353	33,895	35,389
Operating income	15,634	18,605	17,954	16,556
Net income	15,164	22,348	16,536	17,330
Net income per common share:
Basic	$0.40	$0.57	$0.44	$0.48
Diluted	$0.37	$0.53	$0.41	$0.44

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our India and Singapore divisions is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, New Zealand, Great Britain, and Brazil, where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2013 and 2012 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized loss of $5.4 million, and $2.4 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.4 million and $3.8 million for the years ended December 31, 2013 and 2012 respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2013 the Company had $56.7 million of outstanding debt obligations which consisted of a $22.84 million balance on our commercial banking revolving line of credit, a $31.94 million secured term loan, and $1.9 million in secured promissory note payables. The Company’s revolving line of credit and term loan bears interest at the rate of LIBOR + 1.50%, and stood at 1.67% at December 31, 2013. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $38 thousand and $52 thousand for the years ending December 31, 2013 and 2012, respectively. The Company’s average cash balances during 2013 were $42.1 million and its existing cash balances as of December 31, 2013 was $56.7 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $175 thousand and $88 thousand for the years ended December 31, 2013 and 2012, respectively.
During the year ended December 31, 2012 in connection with the acquisition of PlanetSoft in June 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the 30-day period immediately following the 2-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. Using this model it was determined that during the year of 2013 the fair value of this put option had decreased by $341 thousand to $845 thousand as of December 31, 2013. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of changes to our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $40 thousand and $105 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the years ending December 31, 2013 and 2012, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2013, 2012 and 2011 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2013, 2012 and 2011 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion thereon.

Cherry Bekaert LLP
Atlanta, Georgia

March 17, 2014

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands, except per share amounts)
Operating revenue:	$204,710	$199,370	$168,969
Operating expenses:
Costs of services provided	40,471	38,133	33,589
Product development	26,798	24,825	19,208
Sales and marketing	15,848	16,687	13,642
General and administrative	36,480	33,562	26,268
Amortization and depreciation	10,107	9,155	7,514
Total operating expenses	129,704	122,362	100,221
Operating income	75,006	77,008	68,748
Interest income	518	441	557
Interest expense	(1,226)	(1,541)	(759)
Non-operating income (loss) - put options	342	190	647
Non-operating expense - securities litigation	(4,226)	—	—
Foreign exchange gain (loss)	(262)	1,931	4,302
Income before income taxes	70,152	78,029	73,495
Income tax provision	(10,878)	(7,460)	(2,117)
Net income	$59,274	$70,569	$71,378
Basic earnings per common share	$1.58	$1.91	$1.89
Diluted earnings per common share	$1.53	$1.80	$1.75
Basic weighted average shares outstanding	37,588	36,948	37,742
Diluted weighted average shares outstanding	38,642	39,100	40,889

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Net income	$59,274	$70,569	$71,378
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,376)	(2,394)	(11,403)
Total other comprehensive income (loss)	(5,376)	(2,394)	(11,403)
Comprehensive income	$53,898	$68,175	$59,975

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$56,674	$36,449
Short-term investments	801	971
Trade accounts receivable, less allowances of $1,049 and $1,157, respectively	39,070	37,298
Deferred tax asset, net	256	1,835
Other current assets	5,548	5,116
Total current assets	102,349	81,669
Property and equipment, net	8,528	10,082
Goodwill	337,068	326,748
Intangibles, net	50,734	52,591
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	20,616	11,245
Other assets	3,682	3,724
Total assets	$553,864	$516,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,818	$15,497
Accrued payroll and related benefits	6,482	5,431
Short term debt	13,062	11,344
Liability – securities litigation settlement	4,226	—
Contingent liability for accrued earn-out acquisition consideration	4,137	3,265
Current portion of long term debt and capital lease obligation, net of discount of $10 and $13, respectively	827	915
Put option liability	845	—
Deferred revenue	18,918	19,888
Current deferred rent	254	237
Other current liabilities	106	113
Total current liabilities	66,675	56,690
Revolving line of credit	22,840	37,840
Other long term debt and capital lease obligation, less current portion, net of discount of $38 and $78, respectively	20,124	31,592
Contingent liability for accrued earn-out acquisition consideration	10,283	14,230
Put option liability	—	1,186
Deferred revenue	391	375
Long term deferred rent	2,185	1,449
Other liabilities	13,141	6,429
Total liabilities	135,639	149,791
Commitments and Contingencies, Note 6

Temporary equity, Note 20	5,000	5,000

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	—	—

Common stock, $.10 par value, 60,000,000 shares authorized, 38,088,391 issued and 38,047,882 outstanding at December 31, 2013 and 37,131,777 issued and 37,091,268 outstanding at December 31, 2012	3,805	3,709
Additional paid-in capital	164,216	164,346
Treasury stock (40,509 shares as of December 31, 2013 and December 31, 2012)	(76)	(76)
Retained earnings	257,574	201,094
Accumulated other comprehensive loss	(12,294)	(6,918)
Total stockholders’ equity	413,225	362,155
Total liabilities, temporary equity and stockholders’ equity	$553,864	$516,946
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share amounts)
Balance, January 1, 2011	36,057,791	$3,602	(40,509)	$(76)	$153,221	$67,642	$6,879	$231,268
Net income	—	—	—	—	—	71,378	—	71,378
Cumulative translation adjustment	—	—	—	—	—	—	(11,403)	(11,403)
Exercise of stock options	69,509	8			43			51
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,205	—	—	2,205
Shares subscribed for business acquisition	3,650,914	365	—	—	87,111	—	—	87,476
Repurchase of common stock	(3,510,973)	(351)	—	—	(63,308)	—	—	(63,659)
Settlement on conversion of convertible debt	—	—	—	—	(1,851)	—	—	(1,851)
APIC adjustment for stock options		—	—	—	2,111	—	—	2,111
Vesting of restricted stock	151,144	14	—	—	(14)	—	—	—
Dividends paid	—	—	—	—	—	(1,461)	—	(1,461)
Balance, December 31, 2011	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115
Net income	—	—	—	—	—	70,569	—	70,569
Cumulative translation adjustment	—	—	—	—	—	—	(2,394)	(2,394)
Exercise of stock options	1,361,542	137			883			1,020
Repurchase of common stock	(983,818)	(99)	—	—	(18,275)	—	—	(18,374)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,083	—	—	2,083
Shares subscribed for business acquisition	296,560	30	—	—	(30)	—	—	—
APIC adjustment for stock options		—	—	—	1,162	—	—	1,162
Vesting of restricted stock	89,308	8	—	—	(8)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(50,200)	(5)	—	—	(987)	—	—	(992)
Dividends paid	—	—	—	—	—	(7,034)	—	(7,034)

Balance, December 31, 2012	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
Net income	—	—	—	—	—	59,274	—	59,274
Cumulative translation adjustment	—	—	—	—	—	—	(5,376)	(5,376)
Exercise of stock options	1,251,633	125			2,036			2,161
Repurchase of common stock	(250,900)	(25)	—	—	(2,467)	—	—	(2,492)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,941	—	—	1,941
APIC adjustment for stock options		—	—	—	37	—	—	37
Vesting of restricted stock	76,576	8	—	—	(8)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(120,695)	(12)	—	—	(1,669)	—	—	(1,681)
Dividends paid	—	—	—	—	—	(2,794)	—	(2,794)
Balance, December 31, 2013	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$413,225
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$59,274	$70,569	$71,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,107	9,155	7,514
Provision for doubtful accounts	1,147	442	976
Provision for deferred taxes	(10,368)	(7,505)	(5,927)
Unrealized foreign exchange (gain)/losses on forward contracts	—	—	2,346
Unrealized foreign exchange (gain)/losses	(237)	443	(5,795)
Unrealized gain on put option	(341)	(191)	(537)
Share-based compensation	1,941	2,083	2,205
Debt discount amortization on convertible debt	42	39	21
Reduction of acquisition earn-out contingent liability	(10,253)	(699)	(2,847)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(3,347)	(2,023)	(2,903)
Other assets	80	(371)	1,647
Accounts payable and accrued expenses	1,135	730	1,525
Accrued payroll and related benefits	(1,866)	(594)	(532)
Deferred rent	(87)	(132)	(261)
Reserve for potential uncertain income tax return positions	6,817	2,745	200
Liability – securities litigation settlement	4,226	—	—
Other liabilities	(225)	(2,384)	836
Deferred revenue	(983)	(12)	796
Net cash provided by operating activities	57,062	72,295	70,642
Cash flows from investing activities:
Investment in BSI, net of cash acquired	—	(992)	—
Investment in Taimma, net of cash acquired	—	(5,003)	—
Investment in Fintechnix, net of cash acquired	—	(4,713)	—
Investment in PlanetSoft, net of cash acquired	—	(35,078)	—
Investment in TriSystems, net of cash acquired	—	(9,277)	—
Investment in Curepet, Inc.	—	(2,000)	—
Investment in ADAM, net of cash acquired	—	—	3,529
Payment of acquisition earn-out contingency, MCN	—	(1,537)	(381)
Investment in Qatarlyst, net of cash acquired	(4,740)	—	—
Payment of acquisition earn-out contingency, USIX	(727)	(1,466)	—
Payment of acquisition earn-out contingency, Taimma	(2,250)	—	—
Investment in Health Connect Systems, net of cash acquired	—	—	(17,945)
Payment of acquisition earn-out contingency, Health Connect Systems	—	(2,000)	—
Payment of acquisition earn-out contingency, Confirmnet	—	—	(184)
Purchases of marketable securities	—	(785)	(3,098)
Maturities of marketable securities	107	1,466	7,600

Investment in Facts	—	(25)	(12)
Capital expenditures	(1,230)	(1,965)	(2,829)
Net cash used in investing activities	(8,840)	(63,375)	(13,320)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	(15,000)	6,090	6,750
Proceeds from term loan	—	45,000	16,250
Proceeds from the issuance of note payable	—	161	—
Principal payments on term loan obligation	(8,938)	(19,125)	(6,407)
Repurchase of common stock	(2,492)	(18,374)	(63,659)
Settlement on conversion of convertible debt	—	—	(6,761)
Payments of long term debt	(665)	(600)	—
Payments for capital lease obligations	(277)	(284)	(300)
Excess tax benefit from share-based compensation	3,237	1,044	644
Proceeds from exercise of common stock options	2,161	1,020	51
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,681)	(992)	—
Dividends paid	(2,794)	(7,034)	(1,461)
Net cash provided (used) by financing activities	(26,449)	6,906	(54,893)
Effect of foreign exchange rates on cash and cash equivalents	$(1,548)	$(3,073)	$(2,130)
Net change in cash and cash equivalents	20,225	12,753	299
Cash and cash equivalents at the beginning of the year	$36,449	$23,696	$23,397
Cash and cash equivalents at the end of the year	$56,674	$36,449	$23,696
Supplemental disclosures of cash flow information:
Interest paid	1,169	1,350	710
Income taxes paid	13,779	8,590	3,796
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and its subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions for the insurance industry. Ebix provides various software solutions and products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, Japan, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 31.8%, 29.3%, and 28.5% of the Company’s total revenue in 2013, 2012, and 2011, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2013 , 2012 and 2011.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2013	2012	2011
Exchanges	$163,925	$159,678	$130,638
Broker Systems	18,378	18,612	18,006
Business Process Outsourcing (“BPO”)	15,678	16,140	14,944
Carrier Systems	6,729	4,940	5,381
Totals	$204,710	$199,370	$168,969

Summary of Significant Accounting Policies
Basis of Presentation— The consolidated financial statements include the accounts of Ebix and its wholly owned subsidiaries. The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, contingent earnout liabilities in connection with business acquisitions, business investments, and the provision for income taxes. Actual results may be materially different from those estimates.

Reclassification—Certain of the reported balances and results for prior year or prior quarters, including the notes thereto, have been reclassified to conform to the current year presentation. In particular the short-term and long-term portions of the contingent liability for accrued earn-out acquisition consideration is now disclosed separately in the respective sections of the consolidated balance sheets rather than in other current liabilities or other liabilities. The change in reserve for potential uncertain income tax return positions had been previously netted against the provision for deferred taxes line in the consolidated statements of cash flows, it is now shown separately. Also the excess tax benefits from share-based compensation is now reported as a component of financing cash flows rather than being netted against the provision for deferred taxes as a component of operating cash flows in the consolidated statements of cash flows.
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

Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $801 thousand and $971 thousand at December 31, 2013 and 2012, respectively.
Fair Value of Financial Instruments—The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of financial instruments in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

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
As of December 31, 2013 and 2012 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2013 and 2012 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations debt under the revolving line of credit and term loans with Citibank, and business investments. The estimated fair value of such instruments at December 31, 2013 and 2012 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$801	$801	$—	$—
Total assets measured at fair value	$801	$801	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$845	$—	$845	$—
Contingent accrued earn-out acquisition consideration (b)	14,420	—	—	14,420
Total liabilities measured at fair value	$15,265	$—	$845	$14,420

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
* During the year ended December 31, 2013 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($213 thousand is recorded in the long term asset section of the consolidated balance sheets)	$1,184	1,184	—	—
Total assets measured at fair value	$1,184	$1,184	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$1,186	—	1,186	—
Contingent accrued earn-out acquisition consideration (b)	17,495	—	—	17,495
Total liabilities measured at fair value	$18,681	$—	$1,186	$17,495

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2013	Balance at December 31, 2012
	(in thousands)

Beginning balance	$17,495	7,590

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(10,253)	(699)
(Gains) or losses recorded against goodwill	—	—
Foreign currency translation adjustments ***	730	(143)

Acquisitions and settlements
Business acquisitions	9,425	16,258
Settlements	(2,977)	(5,511)

Ending balance	$14,420	$17,495

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(9,954)	$(802)

** recorded as a component of reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, PlanetSoft, TriSystems, and Qatarlyst acquisitions)	$14,420	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(in thousands)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (USIX, HealthConnect, Taimma, PlanetSoft, and TriSystems acquisitions)	$17,495	Discounted cash flow	Expected future annual revenue streams and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.
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
The Company follows the relevant technical accounting guidance regarding revenue recognition as issued by the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission's ("SEC"). The Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received or is reasonably assured, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value for all arrangement deliverables; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company. Under the relevant accounting guidance, when multiple-deliverables included in an arrangement are to be separated into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative fair values. We determine the relative selling price for a deliverable based on vendor-specific objective evidence of selling price (“VSOE”), if available, or third-party evidence ("TPE") in the alternative if available, or finally our best estimate of selling price (“BESP”), if VSOE or TPE is not available.
The Company begins to recognize revenue from license fees for its exchange (SAAS) and ASP products upon granting customer access to the respective processing platform. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Revenues from BPO arrangements, which include data entry and call center services, and insurance certificate creation and tracking services, are recognized as the services are performed. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses is recognized upon delivery together with the Company’s licensed software products. Fees for training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services are recognized ratably over the term of the support agreement.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $6.7 million and $7.0 million of deferred revenue were included in billed accounts receivable at December 31, 2013 and 2012, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2013 include $31.2 million of trade receivables stated at invoice billed amounts (net of a $1.05 million estimated allowance for doubtful accounts receivable), and $7.9 million of unbilled receivables. Reported accounts receivable at December 31, 2012 include $28.5 million of trade receivables stated at invoice billed amounts (net of a $1.16 million estimated allowance for doubtful accounts receivable), and $8.8 million of unbilled receivables. The unbilled receivables pertain to certain professional service engagements and long-term development projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Accounts receivable are written off against the allowance for doubtful accounts receivable when the Company has exhausted all reasonable collection efforts. Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. Bad debt expense was $1.1 million, $442 thousand, and $1.0 million for the year ended December 31, 2013, 2012, and 2011 respectively.
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
Goodwill and Indefinite-Lived Intangible Assets— Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. Starting in 2011, the Company applied the then new guidance concerning goodwill impairment evaluation. In accordance with that new technical guidance the Company first assessed certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values and terminal values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates, and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. During the years ended December 31, 2013, 2012, and 2011, we had no impairment of our reporting unit goodwill balances.

The following table summarizes the goodwill recorded in connection with the acquisitions that occurred during 2013 and 2012:

Company acquired	Date acquired	(in thousands)
Qatarlyst ("Qatarlyst")	April 2013	$11,136
Total during 2013		$11,136

Benefit Software, Inc. ("BSI")	March 2012	$3,243
Taimma Communications, Inc. ("Taimma")	April 2012	7,557
PlanetSoft Holdings, Inc. ("PlanetSoft")	June 2012	44,116
Fintechnix Pty Limited ("Fintechnix")	June 2012	3,706
TriSystems, Ltd. ("Trisystems")	August 2012	8,754
Total during 2012		$67,376
In addition, during 2012 the Company recorded a $25 thousand increase to goodwill, in connection to a 2009 acquisition, for an earn-out payment not previously recognized.
Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Beginning Balance	$326,748	$259,218
Additions, net (see Note 3)	11,136	67,401
Foreign currency translation adjustments	(816)	129
Ending Balance	$337,068	$326,748

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty ("P&C") data exchange and with certain large corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to these underlying business acquisitions Ebix had pre-existing contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the P&C data exchange and CRM platform that is used to deliver services to these carriers and corporate clients, cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life of these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2013, 2012, and 2011, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Trademarks	3-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2013 and December 31, 2012, are as follows:

	December 31,
	2013	2012
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$62,408	$57,638
Developed technology	14,630	14,025
Trademarks	2,646	2,638
Non-compete agreements	538	538
Backlog	140	140
Database	212	212
Total intangibles	80,574	75,191
Accumulated amortization	(29,840)	(22,600)
Finite-lived intangibles, net	$50,734	$52,591

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887

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
Foreign Currency Translation—Historically the functional currency for the Company's foreign subsidiaries in India and Singapore had been the Indian rupee and Singapore dollar, respectively. As a result of the Company's rapid growth, including the acquisition of PlanetSoft in June 2012, the expansion of its intellectual property research and development activities in its Singapore subsidiary, and the expansion of its product development activities and information technology enabled services for the insurance industry provided by its India subsidiary in support of Ebix's operating divisions across the world (both of which are transacted in U.S. dollars), management undertook a reconsideration of functional currency designations for these two foreign subsidiaries in India and Singapore, and concluded that effective July 1, 2012 the functional currency for these entities should be changed to the U.S. dollar. Management believes that the acquisition of PlanetSoft in combination with the other recent business acquisitions, and the cumulative effect of business acquisitions made over the last few years which necessitated the rapid growth of the Company's operations in India and Singapore, were indicative of a significant change in the economic facts and circumstances that justified the reconsideration and ultimate change in the functional currency. Had the change in the functional currency designation for our India and Singapore subsidiaries not been made, the Company would have incurred and recognized approximately $49 thousand of additional foreign currency exchange gains during the year ended December 31, 2012. Furthermore, a portion of monetary assets and liabilities for these two foreign subsidiaries that are denominated in foreign currencies are re-measured into U.S. dollars at the exchange rates in effect at each reporting date. These corresponding re-measurement gains and losses are included as a component of foreign currency exchange gains and losses in the accompanying Consolidated Statements of Income and amounted to a $151 thousand loss for the year ended December 31, 2012.
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
Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $1.0 million, $1.4 million, and $1.0 million in 2013, 2012, and 2011, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2013 and 2012, $434 thousand and $442 thousand, respectfully, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2013 and 2012 the Company amortized $915 thousand and $1.1 million, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying Consolidated Statements of Income.
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
Recent Accounting Pronouncements
The following is a summary brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this new standard in 2014, and it may have an effect on how unrecognized tax benefits are accounted for and presented in the Company's balance sheet.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance the related technical accounting guidance. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has not yet adopted this new guidance, and accordingly applied quantitative methods to evaluate its indefinite-lived intangible assets for impairment during 2013. The Company expects to adopt this new financial accounting standard in 2014 for use in its annual impairment evaluations of indefinite-lived intangible assets, which are performed as of September of each year.
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

Note 2. Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below :

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2013	2012	2011
Basic earnings per common share	$1.58	$1.91	$1.89
Diluted earnings per common share	$1.53	$1.80	$1.75
Basic weighted average shares outstanding	37,588	36,948	37,742
Diluted weighted average shares outstanding	38,642	39,100	40,889
Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. Diluted EPS is equal to net income divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2013, 2012, and 2011 there were 315,000, 90,000, and 90,000 potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each years ending December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	(in thousands)
	2013	2012	2011
Basic weighted average shares outstanding	37,588	36,948	37,742
Incremental shares for common stock equivalents	1,054	2,152	3,147
Diluted shares outstanding	38,642	39,100	40,889

Note 3. Business Acquisitions
The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with the FASB’s accounting guidance on the accounting for business combinations. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains in part to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce.

The Company's practice is that, immediately after a business acquisition is consummated, to tightly integrate all functions including infrastructure, sales and marketing, administration, product development, so as to ensure that efficiencies are maximized and redundancies eliminated. Furthermore the Company centralizes certain key functions such as product development, information technology, marketing, sales, human resources, finance, and other general administrative functions after an acquisition, in order to rapidly leverage cross-selling opportunities and to quickly realize cost efficiencies. By executing this integration strategy it becomes neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of December 31, 2013, the total of these contingent liabilities was $14.4 million, of which $10.3 million is reported in long-term liabilities, and $4.1 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2012 the total of these contingent liabilities was $17.5 million of which $14.2 million is reported in long-term liabilities, and $3.3 million is included in current liabilities in the Company's Consolidated Balance Sheet.
    During 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of directly related internal operating costs incurred by the Company and a portion of the fee that was paid to our investment banker).
2013 Acquisitions
    During 2013 the Company executed and completed one business acquisition, Qatarlyst. The Company accounted for this acquisition by recording $11.1 million of goodwill, $4.8 million of intangible assets pertaining to customer relationships, and $635 thousand of intangible assets pertaining to acquired technology.
2012 Acquisitions
    During 2012 the Company executed and completed five business acquisitions including PlanetSoft, Inc. which is discussed in more detail below; the other acquisitions were not material individually or in the aggregate. The Company accounted for these other four immaterial business acquisitions by recording in the aggregate $23.3 million of goodwill, $7.6 million of intangible assets pertaining to customer relationships, $1.8 million of intangible assets pertaining to acquired technology, $436 thousand of intangible assets for acquired trade names, and $118 thousand of intangible assets for non-compete agreements.
PlanetSoft — Effective June 1, 2012, Ebix closed the merger of California based PlanetSoft Holdings, Inc. ("PlanetSoft"). Under the terms of the merger agreement the former PlanetSoft shareholders received $35.0 million cash and 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. The cash portion of the cash purchase consideration was funded using internal cash reserves and available capacity from the Company's commercial bank revolving line of credit. Furthermore, under the terms of the agreement the PlanetSoft shareholders hold a put option exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying shares of common stock back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. The initial fair value of this put option liability was determined to be $1.4 million. This put option is described in more detail in Note 10. PlanetSoft is in the business of powering data exchanges that streamline core insurance operations in the areas of client acquisition, underwriting, and distribution management. $11.4 million of PlanetSoft's operating revenues recognized since June 2012 were included in the Company's revenues reported in its Consolidated Statement of Income for the year ended December 31, 2012. The Company's operating revenues as reported in its Consolidated Statement of Income for the year ended December 31, 2013 include $17.2 million of revenue generated by PlanetSoft operations. The revenue derived from PlanetSoft's operations is included in the Company's Exchange division. The Company accounted for this acquisition by recording $44.1 million of goodwill, $9.8 million of intangible assets pertaining to customer relationships, and $540 thousand of intangible assets pertaining to acquired technology. The former shareholders of PlanetSoft retain the right to earn up to an additional cash consideration if certain incremental revenue targets are achieved over the two-year anniversary date subsequent to the effective date of the acquisition. The currently determined approximate fair value of this contingent consideration liability is $992 thousand.
The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed as a result of the acquisitions that occurred during 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Fair value of total consideration transferred
Cash	$5,025	$56,112
Equity instruments	—	5,000
Contingent earn-out consideration arrangement	9,425	16,450
Secured promissory note issued	—	3,000
Total	$14,450	$80,562

Fair value of assets acquired and liabilities assumed
Cash	$285	$1,049
Other current assets	485	5,213
Property, plant, and equipment	144	1,328
Other long term assets	507	331
Intangible assets	5,396	20,246
Deferred tax liability	(947)	(6,018)
Current and other liabilities	(2,556)	(7,586)
Put option liability	—	(1,377)
Net assets acquired, excludes goodwill	3,314	13,186

Goodwill	11,136	67,376

Total net assets acquired	$14,450	$80,562
In addition, during 2012 the Company recorded a $25 thousand increase to goodwill, in connection to a 2009 acquisition, for an earn-out payment not previously recognized.
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2013 and 2012:

	December 31,
	2013		2012
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$4,761	11.0	$17,365	10.9
Developed technology	635	5.0	2,327	4.5
Non-compete agreements	—	0.0	118	5.0
Trademarks	—	0.0	436	10.0
Total acquired intangible assets	$5,396	10.3	$20,246	10.1

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ending December 31, 2014	$7,244
For the year ending December 31, 2015	6,589
For the year ending December 31, 2016	6,202
For the year ending December 31, 2017	5,791
For the year ending December 31, 2018	5,198
Thereafter	19,710

$50,734

The Company recorded $7.3 million, $6.1 million, and $4.8 million of amortization expense related to acquired intangible assets for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 4. Pro Forma Financial Information (re: 2013 and 2012 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.
The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during 2013 and 2012, which includes the acquisitions of Qatarlyst, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2013 and 2012 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for 2013 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only nine months of actual financial results of Qatarlyst. Similarly, the 2012 pro forma financial information below includes a full year of results for Taimma, BSI, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst as if they had been acquired on January 1, 2012, whereas the Company's reported financial statements for the 2012 only includes nine months of actual financial results for BSI and Taimma, seven months for PlanetSoft, seven months for Fintechnix, five months for TriSystems, and no financial results for Qatarlyst.

	As Reported 2013	Pro Forma 2013	As Reported 2012	Pro Forma 2012
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$204,710	$205,619	$199,370	$215,004
Net Income	$59,274	$57,966	$70,569	$57,008
Basic EPS*	$1.58	$1.54	$1.91	$1.54
Diluted EPS*	$1.53	$1.50	$1.80	$1.45

In the above table, the unaudited pro forma revenue for the year ended December 31, 2013 decreased by $9.4 million from the unaudited pro forma revenue for 2012 of $215.0 million to $205.6 million , representing a 4.4% decrease. The reported revenue in the amount of $204.7 million for the year ended December 31, 2013 increased by $5.3 million or 2.7% from the $199.4 million of reported revenue for the year ended December 31, 2012.
The above pro forma analysis is based on the following premises:

•
2013 and 2012 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

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

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2013, 2012, and 2011 the change in foreign currency exchange rates increased/(decreased) reported consolidated operating revenues by $(3.8) million, $(1.2) million, and $4.2 million, respectfully.

Note 5. Commercial Bank Financing Facility
On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a 4-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a 4 year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. This new $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% and currently stands at 1.67%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of December 31, 2013 the Company's consolidated balance sheet includes $434 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.
On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to BOA and as pertaining to the Credit Agreement dated February 12, 2010 (as amended). The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility discussed immediately above. Upon the effective date of this payoff, BOA's commitment to extend further credit to the Company terminated.
    At December 31, 2013, the outstanding balance on the revolving line of credit with Citibank was $22.8 million and the facility carried an interest rate of 1.67%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2013, the average and maximum outstanding balances on the revolving line of credit were $30.7 million and $37.8 million, respectively, and the weighted average interest rate was 1.69%. At December 31, 2012 the outstanding balance on the revolving line of credit was $37.8 million and the facility carried an interest rate of 1.71%.
    At December 31, 2013, the outstanding balance on the term loan with Citibank was $31.9 million of which $13.1 million is due within the next twelve months. This term loan also carried an interest rate of 1.67%. During 2013, $8.9 million of scheduled payments were made against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the consolidated balance sheets. At December 31, 2012, the outstanding balance on the term loan was $40.9 million.

Note 6. Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages.

The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RSW (N.D. Ga.). A Consolidated Amended Complaint (“CAC”) was filed by Plaintiffs on November 28, 2011. On January 12, 2012, the Company filed a Motion to Dismiss the CAC, which raised various defenses that the CAC failed to state a claim. On September 28, 2012, the Court entered an order denying the Company's Motion to Dismiss. On December 7, 2012, Plaintiffs filed their Motion for Class Certification. On June 19, 2013, Defendants filed a Motion for Judgment on the Pleadings. On July 2, 2013, the Court denied Plaintiffs' Motion for Class Certification without prejudice to Plaintiffs' refiling their Motion should the Court deny, in whole or in part, Defendants' Motion for Judgment on the Pleadings. On July 16, 2013, the Court entered a Stipulated Order Staying Discovery Pending Resolution of Defendants' Motion for Judgment on the Pleadings. The parties have reached a mutually acceptable agreement to resolve this action, and on January 27, 2014, Plaintiffs filed their Motion for Preliminary Approval of Settlement. On February 4, 2014, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. Under the terms of that Order, a hearing has been scheduled for June 5, 2014, to determine whether the proposed settlement should be finally approved by the Court. Management, after consultation with the Company’s outside advisors concluded that it was appropriate to record a contingent liability and recognize a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit), which represents our current estimate of the potential liability in regards to the federal class action matter. This contingent liability is reported in the current section of the enclosed Consolidated Balance Sheet, and the charge against earnings is reported below operating income in the enclosed Consolidated Statement of Income for the year ended December 31, 2013.
In connection with this shareholder class action suit, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case was stayed pending the completion of expert discovery in the shareholder class action suit. On February 14, 2014, Plaintiff filed a Notice Regarding the Stay of the Derivative Litigation indicating Plaintiff’s intent to move to lift the stay. On April 12, 2013, the Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. The parties in both the derivative actions are conferring regarding future case scheduling. The Company denies any liability and intends to defend the derivative actions vigorously.

On December 3, 2012, the Company received a subpoena and letter from the Securities and Exchange Commission (“SEC”) dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.

On June 6, 2013, the Company was notified that the U.S Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., eleven putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co and affiliated entities. On June 10, 2013, the eleven complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint and briefing on the Motion is complete. The matter was recently reassigned and a hearing on our Motion to Dismiss was held on February 20, 2014. The Company denies any liability and intends to defend the derivative actions vigorously.

The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. Microsoft is seeking damages in excess of $75,000, but we have not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss.
In the normal course of business, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2013 and 2012.
Commitments for minimum rentals under non-cancellable leases and debt obligations as of December 31, 2013 were as follows:

Year	Debt	Capital Leases	Operating Leases
	(in thousands)
2014	$13,711	$195	$5,088
2015	11,643	44	3,287
2016	31,315	—	2,034
2017	—	—	1,965
2018	—	—	1,582
Thereafter	—	—	550
Total	$56,669	$239	$14,506
Less: sublease income			(5)
Net lease payments			$14,501
Less: amount representing interest		(7)
Present value of obligations under capital leases		$232
Less: current portion	(13,711)	(188)
Long-term obligations	$42,958	$44
Rental expense for office facilities and certain equipment subject to operating leases for 2013, 2012, and 2011 was $6.5 million, $5.9 million and $4.6 million, respectively.
Sublease income for 2013, 2012 and 2011 was $55 thousand, $5 thousand, and $0 thousand, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2013 and 2012, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $302 thousand and $243 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2014, is $2.9 million.

Note 7. Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2013, the Company has one equity based compensation plan. No stock options were granted to employees or non-employees during 2013, 2012 and 2011; however, options were granted to Directors in 2013, 2012 and 2011. Stock compensation expense of $474 thousand, $539 thousand and $537 thousand was recognized during the years ending December 31, 2013, 2012 and 2011, respectively, on outstanding and unvested options.
The fair value of options granted during 2013 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Weighted average fair values of stock options granted	$5.70	$5.47	$8.32
Expected volatility	59.9%	47.9%	59.0%
Expected dividends	2.01%	1.18%	.74%
Weighted average risk-free interest rate	.65%	.33%	.33%
Expected life of stock options (in years)	3.5	3.5	3.5

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2011	3,340,476	$2.22	2.51	$71,638
Granted	45,000	$20.58
Exercised	(69,509)	$0.73
Canceled	(792)	$0.72
Outstanding at December 31, 2011	3,315,175	$2.51	1.56	$64,959
Granted	45,000	$16.94
Exercised	(1,361,542)	$0.75
Canceled	—	$—
Outstanding at December 31, 2012	1,998,633	$4.03	1.17	$24,171
Granted	45,000	$14.89
Exercised	(1,251,633)	$1.73
Canceled	—	$—
Outstanding at December 31, 2013	792,000	$8.28	1.00	$5,093
Exercisable at December 31, 2013	679,500	$6.78	0.65	$5,387
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $11.4 million, $24.8 million, $941 thousand, respectively.
Cash received or the value of stocks cancelled from option exercises under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011, was $2.2 million, $1.0 million and $51 thousand, respectively.
A summary of non-vested options and changes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2011	247,690	$14.07
Granted	45,000	$20.58
Vested	(112,685)	$11.71
Canceled	—	$—
Non-vested balance at December 31, 2011	180,005	$17.17
Granted	45,000	$16.94
Vested	(90,005)	$14.60
Canceled	—	$—
Non-vested balance at December 31, 2012	135,000	$18.80
Granted	45,000	$14.89
Vested	(67,500)	$18.66
Canceled	—	$—
Non-vested balance at December 31, 2013	112,500	$17.32

The following table summarizes information about stock options outstanding by price range as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$1.75-$2.36	477,000	0.37	$1.78	477,000	$1.78
$14.89-$17.58	225,000	1.95	$16.91	146,250	$17.53
$20.58-$21.70	90,000	1.93	$21.14	56,250	$21.25
	792,000	1.00	$8.28	679,500	$6.78

Restricted Stock—Pursuant to the Company’s restricted stock agreements, the restricted stock granted generally vests as follows: one third after one year, and the remaining in eight equal quarterly installments. The restricted stock also vests with respect to any unvested shares upon the applicable employee’s death, disability or retirement, the Company’s termination of the employee other than for cause, or for a change in control of the Company. A summary of the status of the Company’s non-vested restricted stock grant shares is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2011	210,285	$9.98
Granted	103,469	$23.33
Vested	(150,267)	$9.51
Forfeited	(18,406)	$8.79
Non vested at December 31, 2011	145,081	$20.13
Granted	73,061	$23.26
Vested	(90,379)	$18.89
Forfeited	(6,607)	$24.10
Non vested at December 31, 2012	121,156	$22.74
Granted	32,842	$15.91
Vested	(76,576)	$22.56
Forfeited	(2,157)	$23.42
Non vested at December 31, 2013	75,265	$12.97
As of December 31, 2013 there was $1.2 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 1.49 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $1.7 million, and $1.4 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.5 million, $1.5 million and $1.7 million during each of the years ending December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013 the Company has 5.7 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 8. Income Taxes

Income before income taxes consisted of:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Domestic	$5,497	$6,604	$12,043
Foreign	64,655	71,425	61,452
Total	$70,152	$78,029	$73,495

The income tax provision consisted of:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Current:
Federal	$266	$342	$1,237
State	167	320	822
Foreign	5,371	4,497	2,990
	$5,804	$5,159	$5,049
Deferred:
Federal	6,185	3,827	3,699
State	(351)	31	44
Foreign	(760)	(1,557)	(1,755)
	5,074	2,301	1,988

Provision for income taxes from ongoing operations at effective tax rate	$10,878	$7,460	$7,037
Discrete Items:
Release of valuation allowance	—	—	(6,625)
Windfall expense related to stock compensation	—	—	1,938
Enhanced R&D deduction - foreign operations	—	—	(233)
Provision for income taxes from discrete items	—	—	(4,920)

Total provision for income taxes	$10,878	$7,460	$2,117

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statutory tax rate	35.0%	35.0%	35.0%
Tax impact of foreign subsidiaries (primarily in Singapore)	(6.9)%	(8.1)%	(5.6)%
State income taxes, net of federal benefit	(0.3)%	0.4%	0.8%
Uncertain tax matters	9.7%	3.5%	0.2%
Tax holiday - India (Permanent Difference)	(15.2)%	(15.6)%	(15.1)%
Passive income exemption - Sweden (Permanent Difference)	(3.5)%	(3.1)%	(3.0)%
Acquisition contingent earnout liability adjustments	(5.0)%	(0.4)%	(1.0)%
Other	1.7%	(2.1)%	(1.8)%
Effective tax rate from ongoing operations	15.5%	9.6%	9.5%
Discrete Items:
Release of valuation allowance	—%	—%	(9.0)%
Windfall expense related to stock compensation	—%	—%	2.6%
Enhanced R&D deduction - foreign operations	—%	—%	(0.2)%
Effective tax rate after discrete items	15.5%	9.6%	2.9%
Current deferred income tax assets and liabilities and long-term deferred tax assets and liabilities are presented on a net basis separately in the December 31, 2013 and 2012 accompanying Consolidated Balance Sheets. The individual balances in current and long-term deferred tax assets and liabilities are as follows:

	2013	2012
	(In thousands)
Current deferred income tax assets	$961	$2,074
Long-term deferred income tax assets	44,924	35,140
Total deferred income tax assets	45,885	37,214
Current deferred income tax liabilities	(705)	(239)
Long-term deferred income tax liabilities	(24,308)	(23,895)
Net deferred income tax asset	$20,872	$13,080

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which comprise the deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$580	$—	$102	$—
Share-based compensation	781	—	721	—
Accruals and prepaids	3,415	788	1,627	239
Bad debts	394	—	446	—
Acquired intangible assets	—	24,225	—	23,895
Net operating loss carryforwards	19,698	—	20,573	—
Tax credit carryforwards	21,017	—	13,745	—
	45,885	25,013	37,214	24,134
Valuation allowance	—	—	—	—
Total deferred taxes	$45,885	$25,013	$37,214	$24,134

No significant discrete events occurred in 2013.
As of December 31, 2013, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of $51.0 million (net of $5.7 million utilized to offset domestic taxable income for 2013), which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire. Portions of these remaining NOL's will expire during the years 2020 through 2027.
The Company's consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operating activities in certain foreign jurisdiction with low tax rates and where a large portion of its taxable income is generated. Furthermore, the Company's worldwide product development operations and intellectual property ownership is centralized in its India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday, which will continue through the year 2015; as such the Company's local India taxable income derived from export activities in support of our operating divisions around the world is not taxed. After the tax holiday expires taxable income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. This tax holiday had the effect of reducing tax expense by $10.5 million or approximately $0.270 per diluted share in 2013 with $7.16 million of Minimum Alternative Tax ("MAT") tax prepaid/accrued against 2013 income during the year ended December 31, 2013, for future taxes to be paid in India.
The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board ("EDB") for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore reduces income tax expense by $1.3 million or approximately $0.033 per diluted share in 2013.
The pre-tax income from the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2013 were as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe(United Kingdom)	Sweden	Total
Pre-tax income	$5,497	$1,344	$966	$4,579	$17,523	$485	$31,387	$1,360	$7,011	$70,152
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	—%	24.0%	—%
The income from the Company's operations in India is subject to a 19.94% MAT. The tax paid under the MAT provisions is carried forward for a period of up to ten years following the end of the year in which the MAT tax has been paid as a set off against future tax liabilities computed under the regular corporate income tax provisions using the statutory 33.99% corporate income tax rate. During the year ended December 31, 2013, the Company paid/accrued $7.16 million in MAT tax. The accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 includes a long-term deferred tax asset in the amount of $18.64 million and $11.54 million , respectively, associated with cumulative future MAT tax credit entitlement.
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Hypothetically if those earnings were to be not considered indefinitely invested, approximately $91.8 million of deferred U.S. income taxes would had to have been provided as of December 31, 2013.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. There is an open federal income tax audit in progress for taxable years 2008 through 2011. In connection with this open audit, the Company has responded to a number of information requests from the IRS, but there has been no formal identification of potential deficiencies or assessments to date. Regarding our foreign operations as of December 31, 2013, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2007 to 2013), Singapore and Brazil (2008 to 2013), New Zealand (2009 to 2013), and India (2008 to 2013).
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

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Beginning Balance	$5,925	$3,180	$2,980
Additions for tax positions related to current year	6,546	2,482	1,949
Additions for tax positions of prior years	271	263	307
Reductions for tax position of prior years	—	—	(2,056)
Ending Balance	$12,742	$5,925	$3,180
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of December 31, 2013 approximately $1.05 million of estimated interest and penalties, which is part of the $12.74 million ending balance in the preceding table, is included in other long-term liabilities in the accompanying Consolidated Balance Sheet.

Note 9. Stock Repurchases

Effective June 21, 2013 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty-four months if possible.

Effective June 30, 2011 the Board of Directors of Ebix, Inc. unanimously approved an increase in the size of the Company's authorized share repurchase plan to acquire up to $100 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $100 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market and are expected to be funded from existing cash. Treasury stock is recorded at its acquired cost. During 2013 the Company repurchased 250,900 shares of its common stock under this plan for total consideration of $2.5 million. During 2012 the Company repurchased 983,818 shares of its common stock under this plan for total consideration of $18.4 million. In addition during 2011 the Company repurchased 3,510,973 shares of its common stock under this plan for total consideration of $63.7 million. As of December 31, 2013 the Company had $102.9 million remaining in its share repurchase authorization.

Note 10. Derivative Instruments
The Company had recently used derivative instruments that were not designated as hedges under FASB accounting guidance related to the accounting for derivative instruments, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as intercompany receivables. As of December 31, 2013 all of the Company's previous foreign currency hedge contracts matured. The inputs that were used in the valuation of the hedge contracts included the USD/INR foreign currency exchange spot rates in effect at the inception date of the contract, forward premiums, forward foreign currency exchange rates, term, and contract maturity date. The intended purpose of those hedging instruments was to offset the income statement impact of recorded foreign exchange transaction gains and losses resulting from U.S. dollar denominated intercompany invoices issued by our Indian subsidiary whose functional currency had been the Indian rupee until it was changed to the U.S. dollar effective July 1, 2012. The change in the fair value of these derivatives was recorded in foreign currency exchange gains (losses) in the Consolidated Statements of Income and was $0 , $1.2 million, and $(2.6) million for the years ended December 31, 2013 , 2012, and 2011, respectively. These gains (losses) are in addition to the consolidated foreign exchange gains (losses) equivalent to $(262) thousand , $776 thousand , and $6.9 million recognized during the years ended December 31, 2013, 2012, and 2011, respectively, incurred by our subsidiaries for settlement of transactions denominated in other than their functional currency. The Company classifies its foreign currency hedges, for which the fair value is remeasured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its the fair value at the measurement date.
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the 30-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At December 31, 2013 the fair value of the put option liability was re-measured and was determined to have decreased $341 thousand during the year ended December 31, 2013 with this amount reflected as a gain included in other non-operating income in the accompanying Consolidated Statement of Income. As of December 31, 2013, the aggregate fair value of this derivative instrument, which is included in the current liabilities section of the Consolidated Balance Sheet, was $845 thousand. As of December 31, 2012, the aggregate fair value of this derivative instrument, which was included as in the long term liabilities section of that year's Consolidated Balance Sheet, was $1.2 million. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and December 31, 2012, consisted of the following:

	2013	2012
	(In thousands)
Trade accounts payable	$4,515	$5,607
Accrued professional fees	1,046	295
Income taxes payable	8,173	6,913
Sales taxes payable	4,038	2,651
Other accrued liabilities	46	31
Total	$17,818	$15,497

Note 12. Other Current Assets

Other current assets at December 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
	(In thousands)
Prepaid expenses	$3,824	$3,189
Sales taxes receivable from customers	220	598
Due from prior owners of acquired businesses for working capital settlements	720	955
Research and development tax credits receivable	720	266
Other	64	108
Total	$5,548	$5,116

Note 13. Property and Equipment

Property and equipment at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(In thousands)
Computer equipment	$12,417	$11,729
Buildings	3,119	3,103
Land	59	66
Leasehold improvements	2,648	2,632
Furniture, fixtures and other	5,035	4,888
	23,278	22,418
Less accumulated depreciation and amortization	(14,750)	(12,336)
	$8,528	$10,082

Depreciation expense was $2.8 million, $3.1 million and $2.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 14. Other Liabilities

Other liabilities at December 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
	(In thousands)
Reserve for potential uncertain income tax return positions	$12,742	$5,925
Unfavorable lease liability, long term portion	394	499
Other	5	5
Total	$13,141	$6,429

Note 15. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $368 thousand, $364 thousand and $318 thousand for the years ending December 31, 2013, 2012 and 2011, respectively.

Note 16. Geographic Information

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):

Year Ended December 31, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$139,519	$7,431	$5,508	$38,260	$3,114	$2,311	$650	$7,917	$204,710
Long-lived assets	$309,732	$8,784	$10,886	$803	$68,987	$97	$23,784	$28,442	$451,515

Year Ended December 31, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$140,933	$6,395	$8,227	$36,330	$2,827	$2,205	$233	$2,220	$199,370
Long-lived assets	$317,338	$9,738	$12,726	$1,267	$70,173	$240	$11,784	$12,011	$435,277

Year Ended December 31, 2011

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$120,780	$836	$10,504	$31,991	$2,943	$1,915	$—	$—	$168,969
Long-lived assets	$259,425	$—	$14,179	$1,286	$63,866	$233	$8,376	$—	$347,365

Note 17. Related Party Transactions

We had considered Bank of America (“BOA") to be a related party because BOA previously provided commercial financing to the Company and its parent until April 2012, and that BOA/Merrill Lynch is also a customer to whom the Company sells products and services. Revenues recognized from BOA/Merrill Lynch were $1.2 million and $860 thousand for each of the years ending December 31, 2012 and 2011, respectively. Accounts receivable due from BOA/Merrill Lynch was $216 thousand at December 31, 2012. On April 26, 2012, Ebix fully paid all of its obligations and related fees then outstanding to BOA. The aggregate amount of the payment was $45.14 million and was funded from a portion of the proceeds of the Citibank led Secured Syndicated Credit Facility that replaced the former BOA led syndicated credit facility.

Note 18. Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2013, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2013
Total revenues	$52,566	$51,004	$50,293	$50,847
Gross Profit	42,675	40,646	40,157	40,761
Operating income	19,305	19,294	18,601	17,806
Net income	17,344	13,542	13,143	15,245
Net income per common share:
Basic	$0.47	$0.36	$0.35	$0.40
Diluted	$0.45	$0.35	$0.34	$0.40
Year Ended December 31, 2012
Total revenues	$43,827	$47,716	$53,804	$54,023
Gross Profit	34,798	38,559	44,304	43,576
Operating income	18,329	17,711	20,708	20,260
Net income	15,685	18,067	18,072	18,745
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.50
Diluted	$0.40	$0.47	$0.46	$0.48
Year Ended December 31, 2011
Total revenues	$40,050	$42,267	$42,602	$44,050
Gross Profit	32,743	33,353	33,895	35,389
Operating income	15,634	18,605	17,954	16,556
Net income	15,164	22,348	16,536	17,330
Net income per common share:
Basic	$0.40	$0.57	$0.44	$0.48
Diluted	$0.37	$0.53	$0.41	$0.44

In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 19. Minority Business Investment

During 2012, Ebix acquired a minority 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that has completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet is also a customer of Ebix; during 2013 and 2012 the Company recognized $1.2 million and $1.5 million, respectfully, of revenue from CurePet, and as of December 31, 2013 and 2012 there were $1.4 million and $212 thousand, respectfully, of outstanding balances due from CurePet in the Company's reported trade accounts receivable. Ebix also has a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for 2013, there have been no revenue sharing earned or accrued. The Company is accounting for its minority investment in CurePet using the cost method. The fair value of this investment as of December 31, 2013 was determined by an independent valuation expert using a combination of the income approach (discounted cash flow method) and market approach. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. As also disclosed in Note 21 "Subsequent Events," effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which $5.0 million pertains to a contingent earnout liability based on earned revenues over the subsequent thirty-six month period following the date of the acquisition.

Note 20. Temporary Equity

The $5.0 million of temporary equity reported on the Company's consolidated balance sheet as of December 31, 2013 is in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regards to these shares of Ebix common stock, and as discussed in Note 10 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the consolidated balance sheet, and shown as a separate line referred to as "temporary equity" on the consolidated balance sheet appearing after liabilities, and before the stockholders' equity section, and will remain so until the second quarter of 2014.

Note 21. Subsequent Events

Business Acquisition
Effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million which includes a possible contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. Previously and as discussed in Note 19 "Minority Business Investment" during 2012, Ebix acquired a minority 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet is a business that has completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing.

Dividends
As announced on February 5, 2014, the Company resumed its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid March 14, 2014 to shareholders of record on February 20, 2014.

Repurchases of Common Stock
Since December 31, 2013 and through March 17, 2014 the Company has purchased an additional 137,071 shares of its outstanding common stock for aggregate consideration in the amount of $2.23 million. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

Shareholder Securities Class Action Settlement
On March 7, 2014 the Company remitted $4.2 million to the requisite escrow agent in compliance with the settlement agreement in the shareholder securities class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.
We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2013 did not include an assessment of the internal controls for our operations in Brazil or the United Kingdom, and our acquisition of Taimma in Canada in 2012 for which the financial information for these business units are included in the accompanying consolidated financial statements of Ebix. These business units in the aggregate represented approximately 9.5% of the Company's consolidated revenue for 2013. The effectiveness of the controls for these business units will be evaluated by management during 2014. In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.
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

Cherry Bekaert LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2013. Cherry Bekaert LLP has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ebix, Inc.
We have audited Ebix Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for their operations in Brazil or the United Kingdom, and their acquisition of Taimma in Canada in 2012, which are included in the 2013 consolidated financial statements of the Company and which constituted approximately 9.5% of the Company's consolidated revenues for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting for their operations in Brazil, the United Kingdom or Taimma.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related consolidated financial statement schedules as of December 31, 2013, 2012 and 2011, and our report dated March 17, 2014 expressed an unqualified opinion.

Cherry Bekaert LLP
Atlanta, Georgia
March 17, 2014

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

Item 9B. OTHER INFORMATION
Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ROBIN RAINA, 47, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
Areas of Relevant Experience. Mr. Raina's strategic direction for the Company and implementation of such direction has proven instrumental for the Company's turnaround and growth.
HANS U. BENZ, 67, has been a director at Ebix since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.
Areas of Relevant Experience. Mr. Benz's former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 51, has been a director since June 2004. He is currently the Executive Vice President and India Managing Director at Aon Hewitt. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Prior to his recent roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI's domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master's degree in business administration from the University of Chicago's Booth School of Business.
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
NEIL D. ECKERT, 51, has been a director since 2005. Mr. Eckert was nominated by Brit Insurance Holdings PLC, or Brit, to serve on the Company's board of Directors under an agreement between the Company and Brit. Until April 2005, he served as Chief Executive Office of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. In 2005, Mr. Eckert founded Climate Exchange PLC and was Chief Executive Officer until 2010 when the company was sold to InterContinental Exchange Inc. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company.
Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

ROLF HERTER, 50, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter's practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company's Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies. Mr. Herter's law firm, Streichenberg, represents the Rennes Foundation, a holder of 9.3% of Ebix's outstanding common stock.
Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.
HANS UELI KELLER, 61, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Engel & Voelkers Commercial, Switzerland and as member of the board of Wohnen Zurichsee AG.
Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.
We have five executive officers, Robin Raina, Robert F. Kerris, Graham Prior, Leon d'Apice, and James Senge, Sr. Information as to Mr. Raina is provided above.
ROBERT F. KERRIS, 60, joined the Company as Chief Financial Officer and Corporate Secretary in October 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003 and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.
GRAHAM PRIOR, Age 57, serves as Corporate Senior Vice President International Business & Intellectual Property. Mr. Prior, has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd., for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company's international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the company's worldwide product development initiatives.
LEON d'APICE, Age 57, serves as the Company's Managing Director - Ebix Australia Group Head. Mr. d'Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd. for which Mr. d'Apice was also a part owner. Mr. d'Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix's Australia's business units.
JAMES SENGE, SR., Age 53, serves as the Company's Senior Vice President EbixHealth. Mr. Senge, has been employed with Ebix, (as a result of the business acquisition of Acclamation Systems, Inc. in 2008), since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge's focus is on expanding the Company's reach into the on-demand, end-to-end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix's Pittsburgh, Pennsylvania office.
CORPORATE GOVERNANCE
The following table lists our four board committees, the directors who served on them as of the end of 2013 and the number of committee meetings held in 2013.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina*
2013 Meetings	7	7	1

It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2013 the Company's full Board of Directors met in person five times and sixteen times over telephonic conference calls. Each member of the Board of Directors attended all of the regular meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and Chief Executive Officer and sometimes with others pertinent members of management regarding matters of interest and concern to the Company.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, selects the independent registered public accounting firm, pre-approves the audit and any non-audit services to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee currently consists of Messrs. Bhalla (Chairman), Keller and Benz. After reviewing the qualifications of the current members of the committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board of Directors has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the NASDAQ listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met seven times during 2013. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2013 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Leon d'Apice who sold shares of common stock on December 17, 2013 and did not file a Form 4 until January 2, 2014.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
Compensation Disclosure and Analysis
Objectives and Goals
The objectives of the committee have been to adopt a compensation approach that is simple, internally equitable, and externally competitive, and that attracts, motivates, and retains qualified people capable of contributing to the growth, success and profitability of the Company, thereby contributing to long-term stockholder value.

•
Simplicity. The committee believes that a compensation package with three major elements of compensation is the simplest approach, consistent with the Company's goals. The Company generally does not utilize special personal perquisites such as private jets, payment of country club dues, Company-furnished motor vehicles, permanent lodging, or defrayment of the cost of personal entertainment.

•
Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2013, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company's employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company's other executives is consistent with such differences found in the Company's insurance services peer group and the market for executive level personnel for public companies of similar size.

•
External Competitiveness. The Compensation Committee believes it is important to management retention and morale that compensation be competitive with our competitors. In setting annual compensation, the committee generally reviews market data and compares total annual compensation opportunities for our executive officers with compensation opportunities for similar positions at comparable companies. Based on this review, the Compensation Committee approves compensation levels and opportunities for our CEO and our other executive officers that the committee believes are competitive with the marketplace and provide appropriate retention and incentive value.

Major Compensation Components
The principal components of compensation for our executive officers are: (i) base salary, (ii) short-term incentives, generally in the form of cash bonus programs, and (iii) long-term incentives, generally in the form of equity-based awards such as stock awards. We believe the Company's goals are best met by utilizing an approach to compensation with these three distinct elements.

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
Effective August 16, 2012, the committee increased the base salary of Robin Raina, the Company’s President Chief Executive Officer (CEO), from $800,000 to $1,300,000, in recognition of his leadership and significant contributions to the growth of the Company and the creation of shareholder value. This was the first increase to the CEO’s base salary since 2008. No changes to his salary were made for 2013.

•
Short-Term Incentives. Executive officers have the opportunity to earn short-term incentives in the form of discretionary annual cash bonuses. These annual bonus opportunities are not guaranteed or formulaic, but rather are approved by the committee following the end of the fiscal year based on the committee’s qualitative, subjective assessment of the Company’s overall performance and the executive’s individual performance and contributions to the Company’s success.

For the fiscal year ended December 31, 2013, the Company’s CEO, Robin Raina, was not awarded a performance-based annual incentive. Mr. Raina did, however, receive a bonus payment of $800,000 that was earned based on his performance and service in 2012, but was paid in 2013. Mr. Raina also received a $1,200,000 retention bonus under an arrangement that was entered into in connection with a proposed sale of the Company in 2013 that was not completed.
For 2013, the committee awarded Robert Kerris, the Company’s Senior Vice President-Chief Financial Officer (CFO), an incentive bonus of $65,000 based on his strong leadership in the role of CFO and for maintaining a strong regulatory and compliance framework across the Company. No short-term incentives for 2013 were paid to the Company’s other executive officers.

•
Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentives, such as stock options and restricted stock awards, is to link executive officer compensation with the long-term interests of the stockholders.

For 2013, the Compensation Committee, in consultation with the entire Board of Directors, determined that no new long-term incentive awards would be granted to executive officers.

Use Of Compensation Consultants and Benchmarking
During 2013, the committee did not retain any compensation consultants or engage in any formal benchmarking. The compensation committee may decide to retain (but not yet retained) a compensation consulting firm to review and evaluate the compensation arrangements for the Company's executive officers for future periods.
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

•
Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits to $1 million the amount that a publicly-held corporation is allowed each year to deduct for the compensation paid to each of the corporation's chief executive officer and the corporation's three most highly compensated executive officers, other than the chief executive officer and chief financial officer. However, compensation that qualifies as “performance-based” under Section 162(m) is not subject to the $1 million deduction limit.

Although the Company's stock option plans generally have been structured with the goal of complying with the requirements of Section 162(m), and the Compensation Committee believes stock options awarded there under should qualify as “performance-based” compensation exempt from limitations on deductibility under Section 162(m), the deductibility of any compensation was not a condition to any compensation decision. With the exception of compensation payable to the CEO, the Company does not expect its ability to deduct executive compensation to be limited by operation of Section 162(m). However, due to interpretations and changes in the tax laws, some types of compensation payments and their deductibility depend on the timing of an executive's vesting or exercise of previously granted rights and other factors beyond the Compensation Committee's control which could affect the deductibility of compensation.
The Compensation Committee will continue to consider carefully the impact of Section 162(m) when designing compensation programs, and in making compensation decisions affecting the Company's Section 162(m) covered executives. The Compensation Committee believes, however, that in certain circumstances factors other than tax deductibility are more important in determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Accordingly, it may award compensation in excess of the deductibility limit, with or without requiring a detailed analysis of the estimated tax cost of non-deductible awards to the Company. Given our dynamic and rapidly changing industry and business, as well as the competitive market for outstanding leadership talent, the Compensation Committee believes it is important to retain the flexibility to design compensation programs consistent with its compensation philosophy for the Company, even if some executive compensation is not fully deductible.

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

Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company's CEO and other executive officers with those of stockholders. The committee believes that Ebix's 2013 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company's CEO and other named executive officer in the aggregate to be reasonable and not excessive.
Shareholder Advisory Vote
While the decisions regarding total compensation for the Company's executive officers were made prior to the Company's 2013 Annual Meeting, the Compensation Committee will consider the approval of the Company's shareholders in their vote on executive compensation.
Risk Considerations
Our Compensation Committee has reviewed risks arising from our compensation policies and practices for both our executives and non-executive employees and has determined that they are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with the Company's Chief Executive Officer and Chief Financial Officer the above Compensation Disclosure and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K and in the Company’s annual proxy statement.

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

Executive Compensation and Director Compensation Tables
The following table provides information relating to compensation earned by or paid to our named executive officers in all capacities.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Robin Raina, President,	2013	$1,300,000		$2,000,000	(1)	$—	$—	$—	$9,675	(3)	$3,309,675
Chief Executive Officer	2012	$976,923		$1,300,000		$300,000	$—	$—	$66,675		$2,643,598
and Chairman of the Board	2011	$800,000		$1,600,000		$1,010,479	$—	$—	$19,675		$3,430,154
Robert Kerris, Senior Vice	2013	$175,000		$65,000		$—	$—	$—	$2,625	(4)	$242,625
President—Chief Financial	2012	$169,230		$75,936		$—	$—	$—	$2,538		$247,704
Officer and Secretary	2011	$150,000		$75,000		$38,914	$—	$—	$2,250		$266,164
Graham Prior,	2013	$171,893	(5)	$—		$—	$—	$—	$61,503	(6)	$233,396
Corporate Senior	2012	$176,837		$—		$—	$—	$—	$64,472		$241,309
Vice President	2011	$167,794		$38,485		$266,633	$—	$—	$63,500		$536,412
Leon d'Apice,	2013	$199,665	(7)	$—		$—	$—	$—	$15,682	(8)	$215,347
Managing Director-	2012	$233,078		$51,795		$—	$—	$—	$18,180		$303,053
Ebix Australia Group	2011	$228,915		$—		$461,980	$—	$—	$17,855		$708,750
James Senge, Sr.,	2013	$200,000		$—		$—	$—	$—	$2,900	(9)	$202,900
Senior Vice President	2012	$200,000		$—		$150,000	$—	$—	$2,300		$352,300
EbixHealth	2011	$200,000		$—		$116,744	$—	$—	$2,300		$319,044

Footnotes

(1)	Reflects an unpaid portion of Mr. Rania’s 2012 bonus in the amount of $800,000 that was paid in 2013, and a retention bonus in the amount of $1,200,000.

(2)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.

(3)	Amount includes a Company matching contribution to a 401(k)/Retirement Plan of $3,675 and a $6,000 allowance for miscellaneous business and travel expenses.

(4)	Reflects a Company matching contribution to the 401(k)/Retirement Plan.

(5)
Mr. Prior was compensated in Singapore Dollars. For 2013, all sums were derived by using the exchange rate as of December 31, 2013 of 0.7885. For prior years, the conversion ratio was 0.811164 which represented the average annualized conversion ratio between one Singapore Dollar and one United States Dollar.

(6)
 Amount includes a home leave travel allowance in the amount of $9,462 and an accommodation benefit in the amount of $52,041 to cover housing and other expenses associated with Mr. Prior’s temporary relocation to Singapore.

(7)
Mr. d'Apice was compensated in Australian Dollars. For 2013, all sums were derived by using the exchange rate as of December 31, 2013 of 0.8874. For prior years, all sums other than those represented Stock Awards were derived by using the conversion ratio of 1.0359 which represents the average annualized conversion ratio between one Australian Dollar and one United States Dollar.

(8)	Reflects a 401(k) superannuation in Australia which is accessible after age 65.

(9)	Reflects a Company matching contribution to the 401(k)/Retirement Plan.

Grants of Plan-Based Awards for 2013
No grants of plan-based awards were made under any incentive plans during 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	450,000	—	—	$1.751	4/2/2014	11,643	(1)	$171,269	—	$—

Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	—	—	—	$—	—	—		$—	—	$—

Graham Prior, Corporate Senior Vice President	—	—	—	$—	—	—		$—	—	$—

Leon d'Apice, Managing Director, Ebix Australia Group	—	—	—	$—	—	—		$—	—	$—

James Senge, Sr., Senior Vice President, EbixHealth	—	—	—	$—	—	3,042	(2)	$44,748	—	$—

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 75,186 shares of Company common stock on February 3, 2006 of which 0 shares were unvested as of December 31, 2013; (ii) a grant of 76,509 shares of Company common stock on May 9, 2007 of which 0 shares were unvested as of December 31, 2013; (iii) a grant of 22,500 shares of Company common stock on November 11, 2007 of which 0 shares were unvested as of December 31, 2013; (iv) a grant of 48,222 shares of Company common stock on March 24, 2008 of which 0 were unvested as of December 31, 2013; (v) a grant of 44,040 shares of Company common stock on March 25, 2009 of which 0 were unvested as of December 31, 2013; (vi) a grant of 32,751 shares of Company common stock on April 1, 2010 of which 0 shares were unvested as of December 31, 2013; (vii) a grant of 26,106 shares of Company common stock on May 10, 2011 of which 4,351 were unvested as of December 31, 2013; and, (viii) a grant of 12,500 shares of Company common stock on August 23, 2012 of which 7,292 were unvested as of December 31, 2013.

(2)
James Senge, Sr. has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 9,323 shares of Company common stock on March 26, 2010 of which 0 shares were unvested as of December 31, 2013; (ii) a grant of 4,039 shares of Company common stock on February 15, 2011 of which 337 shares were unvested as of December 31, 2013; and (iii) a grant of 6,491shares of Company common stock on March 16, 2012 of which 2,705 shares were unvested as of December 31, 2013.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	990,000	$9,390,704	19,369	$282,851
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	—	$—	259	$4,064
Graham Prior, Corporate Senior Vice President	—	$—	—	$—
Leon d'Apice, Managing Director, Ebix Australia Group	—	$—	—	$—
James Senge, Sr., Senior Vice President, EbixHealth	—	$—	5,910	$89,757

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation
The Company does not sponsor or maintain any tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified deferred compensation plans.
Potential Payments for Mr. Raina Upon a Change of Control
As mentioned previously, no member of senior management other than Mr. Raina has an employment or severance agreement. Except as described below for Mr. Raina, termination or change of control, each of the executive officers will receive only the unpaid portion of their salary and benefits through the date of termination. No severance payments, acceleration of equity vesting, or other special payments will be due to such executive officers, regardless of the circumstances of the termination.
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

•	“Spread” is calculated by subtracting $7.95 (prior to the three-for-one split that occurred on January 4, 2010, this value was $23.84) from the Net Proceeds per share.

•
“Share Base” shall be the positive number, if any, that is determined when the number of Shares Deemed Held by Mr. Raina immediately prior to the Closing Date is subtracted from the number of shares that is 20% of the total shares of common stock outstanding immediately prior to the Closing Date on a fully diluted basis, taking into account the effect of the occurrence of the Liquidation Event on the vesting, repurchase of any stock by the Company, conversion or exercise terms of any outstanding securities or other instruments exercisable for, or convertible into, shares of common stock; provided that the difference that is so obtained shall be reduced by the number of shares, if any, sold by Executive after the first public announcement by the Company or any other party of any agreement, arrangement, Agreement, proposal or intent to engage in a transaction which would constitute a Liquidation Event.
The number of Shares Deemed Held by Mr. Raina immediately prior to the Closing Date shall equal the number of shares of common stock of the Company then beneficially owned by Mr. Raina plus any shares sold by Mr. Raina between the signing of this agreement and the Closing date, plus any additional shares issuable to Mr. Raina (other than pursuant to this Agreement) immediately prior to or upon the Closing Date upon the exercise of stock options or the conversion of convertible securities, after giving effect to any acceleration of vesting that will occur due to the occurrence of the Liquidation Event.

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
The base price of $7.95 (post-stock split) from which any Net Proceeds will be subtracted represents the approximate price per share of the Company's common stock on March 25, 2009 when the independent members of the Board agreed on the desirability of this type of agreement.

In the event that an Acquisition Event had occurred on December 31, 2013, and assuming that the Company received Net Proceeds of $14.71 per share (the closing price of the Company’s common stock on December 31, 2013), Mr. Raina would have received a $38.9 million payment upon the Acquisition Event, which payment does not include any tax gross-up payment described above.
Director Compensation
Following each Annual Meeting of our stockholders, non-employee members of the board of directors are typically granted an option to purchase 9,000 shares of common stock at an exercise price per share of 100% of the fair market value for each share of common stock on the date of the grant.
On December 30, 2013, the board of directors granted to each non-employee director 9,000 stock options of which one-fourth will vest on December 30, 2014, and the remaining options will vest ratably each quarter in the years 2015, 2016 and 2017. Such grants were made pursuant to board's policy set forth on November 11, 2007. In addition each non-employee director received an annual cash retainer of $14,000 during 2013. Mr. Keller and Benz received an additional cash retainer of $5,000 following the 2013 annual meeting of stockholders for serving on both the Audit and Compensation Committees. Mr. Bhalla received an additional cash retainer of $5,000 following the 2013 annual meeting for serving as the Audit Committee Chairman. Messrs. Keller, Bhalla, Benz and Eckert also received fees in amounts of $27,000, $58,500, $27,000 and $27,000, respectively, for serving on a special committee of the board of directors in connection with a proposed sale of the Company in 2013 that was not completed.

Director Compensation

Name (a)	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total ($)
Pavan Bhalla	$77,500	$94,716	$172,216
Hans Ueli Keller	$46,000	$94,716	$140,716
Hanz U. Benz	$46,000	$94,716	$140,716
Neil D. Eckert	$41,000	$94,716	$135,716
Rolf Herter	$14,000	$94,716	$108,716

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013, in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted prior to 2013.

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2013:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	63,000
Hans Ueli Keller	63,000
Hanz U. Benz	63,000
Neil D. Eckert	90,000
Rolf Herter	63,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2013, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006. Our stockholders also approved the 2010 Stock Incentive Plan at our annual meeting on November 17, 2010. The table below provides information as of December 31, 2013 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	657,000	$6.39	962,563
—2010 Stock Incentive Plan	135,000	$17.47	4,758,924
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	792,000	$8.28	5,721,487

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina (3)	3,671,560	9.6%
Pavan Bhalla (4)	115,568	*
Neil D. Eckert (5)	165,942	*
Leon d'Apice	90,436	*
Rolf Herter (6)	111,942	*
Hans Ueli Keller (7)	111,942	*
Hans U. Benz (8)	101,962	*
Graham Prior	47,471	*
James S. Senge (9)	12,498	*
Robert F. Kerris	1,036	*
Directors and executive officers as a group (10 persons)(10)	4,430,357	11.5%

Other Beneficial Holders

Rennes Foundation (11)	3,570,473	9.3%
First Trust Advisors, L.P. (12)	3,395,762	8.9%
Fidelity Management and Research Company (13)	2,825,000	7.4%
Pentwater Capital Management LP (14)	2,438,500	6.4%
Manufacturers Life Insurance Company (15)	2,348,288	6.1%
The Vanguard Group (16)	2,141,100	5.6%
Blackrock (17)	1,943,743	5.1%

*	Less than 1%.

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

(3)    Mr. Raina's ownership includes (a) 8,426 shares of restricted stock and (b) 217,064 shares held as trustee for Robin Raina Foundation a 501(c) charity ownership which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and, to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(4) Mr. Bhalla's ownership includes options to purchase 42,189 shares of our common stock which are exercisable as of March 14, 2014 or that will become exercisable within 60 days after that date.
(5) Mr. Eckert's ownership includes options to purchase 69,189 shares of our common stock which are exercisable as of March 14, 2014, or that will become exercisable within 60 days after that date.
(6) Mr. Herter's ownership includes options to purchase 42,189 shares of our common stock which are exercisable as of March 14, 2014, or that will become exercisable within 60 days after that date.
(7) Mr. Keller's ownership includes options to purchase 42,189 shares of our common stock which are exercisable as of March 14, 2014, or that will become exercisable within 60 days after that date.
(8) Mr. Benz's ownership includes options to purchase 42,189 shares of our common stock which are exercisable as of March 14, 2014, or that will become exercisable within 60 days after that date.
(9) Mr. Senge’s ownership includes 2,705 shares of restricted stock.
(10) Includes options to purchase 237,945 shares of our common stock which are exercisable as of March 14, 2014, or that will become exercisable within 60 days after that date.
(11) The address of the Rennes Foundation is Rätikonerstrasse 13, P.O. Box 125, 9490 Vaduz, Principality of Liechtenstein.
(12)    Ownership consists of shares of our common stock beneficially owned by First Trust Advisors, L.P. and its wholly-owned subsidiaries (“First Trust”) as disclosed on its Schedule 13G, for the period ended December 31, 2013. The address of First Trust is 120 East Liberty Drive, Wheaton Illinois 60187.

(13)    Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC ("Fidelity"), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G dated December 31, 2013, as filed with the SEC. Fidelity reports that sole dispositive power resides in Edward C. Johnson, III and FMR LLC. The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.

(14)    Ownership consists of shares of our common stock beneficially owned by Pentwater Capital Management LP and its wholly-owned subsidiaries (“Pentwater”) as disclosed on its Schedule 13G, for the period ended December 31, 2013. The address of Pentwater is 614 Davis Street, Evanston, Illinois 60201.

(15) Ownership consists of shares of our common stock beneficially owned by Manufacturers Life Insurance Company and its wholly-owned subsidiaries as disclosed on its Schedule 13G, for the period ended December 31, 2013. The address of Manufacturers Life Insurance Company is 200 Bloor Street East, Toronto, M4W 1E5 Canada.

(16) Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiary, Vanguard Fiduciary Trust Company (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G, for the period ended December 31, 2013, as filed with the SEC. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(17) Ownership consists of shares of our common stock beneficially owned by Blackrock and its wholly-owned subsidiaries (“Blackrock”) as disclosed on its Schedule 13G, for the period ended December 31, 2013. The address of Blackrock is 400 Howard Street, San Francisco, CA 94105.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Rahul Raina, is the Company’s Corporate Vice President - Operations Ebix BPO & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2013 and 2012 he was paid a salary of $120,000 and received no cash bonus or share-based compensation awards. Previously he was granted options to purchase 225,000 shares of our common stock with an exercise price of $0.74 per share, which is equal to the fair market value of the common stock underlying the stock options at the original grant date. The options had a four year vesting period from the date of grant and expire ten years from the date of grant. This grant was not subject to any of the Company's approved stock compensation incentive plans. The expense for these options had been earlier fully recognized in the Company's financial statements. The options are presently fully vested and during the year 2012 he exercised 130,000 of these then remaining stock options. As of December 31, 2013 he has no remaining outstanding and unexercised stock options.
The Board of Directors has determined that as of December 31, 2013, five (5) of the Company's six (6) incumbent directors are independent as defined under NASD Marketplace Rules. Messrs. Bhalla, Keller, Benz, Eckert and Herter are said independent directors. Mr. Raina as a management director and Chairman of the Board, participates in the Board's activities and provides valuable insights and advice.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Cherry Bekaert LLP (“CB”) served as Ebix’s registered public accountants for the years ended December 31, 2013 and 2012.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2013 and 2012 and fees billed for other services rendered during 2013 and 2012 by CB, our independent registered public accounting firm during these periods.

Services Rendered by Cherry Bekaert LLP	2013	2012
Audit Fees (1)	$497,160	$429,000
Audit Related Fees (2)	$282,514	$89,500
Tax Compliance Service Fees	$13,750	$—
All Other Fees (3)	$54,400	$42,016

(1) Includes fees for the audit of our annual financial statements included in our Form 10-K and reviews of the financial statements in our Forms 10-Q, but excluding audit-related fees.
(2) Includes fees associated with the review of valuation reports associated with business acquisition and audits of the Company's 401(K) plans, and related out of pocket expenses incurred by the auditors.

(3) Includes fees related to the audit of the financial statements and the Company's purchase accounting for certain acquired businesses.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 .

•	Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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
Date: March 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 17, 2014
(Robin Raina)
/s/ ROBERT F. KERRIS	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 17, 2014
(Robert F. Kerris)
/s/ HANS U. BENZ	Director	March 17, 2014
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 17, 2014
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 17, 2014
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 17, 2014
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 17, 2014
(Hans Ueli Keller)

EXHIBIT INDEX

Exhibits
2.1
Stock Purchase Agreement by and among Ebix, Inc., Acclamation Systems, Inc., and Joseph Ott (incorporated here by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 5, 2008 and incorporated herein by reference).

2.2
IP Asset Purchase Agreement, dated September 30, 2009, by and amongst Ebix Singapore PTE LTD., Ebix, Inc., E-Z Data, and Dale Okuno and Dilip Sontakey, as Shareholders dated September 30, 2009 (incorporated here by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 6, 2009 and incorporated herein by reference.)

2.3
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

10.2
Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.3
Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4	Ebix, Inc. 2010 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed October 8, 2010 and incorporated herein by reference).
10.5
Form of Restricted Stock Agreement under the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference).

10.6
Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2008).

10.7
Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 21, 2009 and incorporated herein by reference).

10.8
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

101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*    Filed herewith

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2013, December 31, 2012 and December 31, 2011
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$1,157	$1,719	$1,126
Provision for doubtful accounts	1,147	442	976
Write-off of accounts receivable against allowance	(1,276)	(1,004)	(725)
Other	21	—	342
Ending balance	$1,049	$1,157	$1,719
Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$—	$—	$(6,626)
Decrease (increase)	—	—	6,626
Ending balance	$—	$—	$—