Form 10-Q
period 2014-03-31
EBIX INC
filed 2014-05-12
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2014 the number of shares of common stock outstanding was 38,384,445.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating revenue	$51,404	$52,566

Operating expenses:
Cost of services provided	9,612	9,891
Product development	6,693	7,035
Sales and marketing	3,301	3,912
General and administrative, net (see Note 3)	9,841	9,971
Amortization and depreciation	2,552	2,452
Total operating expenses	31,999	33,261

Operating income	19,405	19,305
Interest income	135	93
Interest expense	(247)	(362)
Non-operating income - put options	454	82
Foreign currency exchange loss	(119)	(170)
Income before income taxes	19,628	18,948
Income tax expense	(4,211)	(1,604)
Net income	$15,417	$17,344

Basic earnings per common share	$0.40	$0.47

Diluted earnings per common share	$0.40	$0.45

Basic weighted average shares outstanding	38,318	37,168

Diluted weighted average shares outstanding	38,600	38,779

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$15,417	$17,344
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,128	$(518)
Total other comprehensive income (loss)	1,128	(518)
Comprehensive income	$16,545	$16,826

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$57,728	$56,674
Short-term investments	845	801
Trade accounts receivable, less allowances of $1,143 and $1,049, respectively	42,210	39,070
Deferred tax asset, net	—	256
Other current assets	5,032	5,548
Total current assets	105,815	102,349

Property and equipment, net	8,309	8,528
Goodwill	341,744	337,068
Intangibles, net	49,744	50,734
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	14,237	12,194
Other assets	1,626	3,682
Total assets	$552,362	$545,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,827	$17,818
Accrued payroll and related benefits	4,390	6,482
Short term debt	13,406	13,062
Current portion of long term debt and capital lease obligations, net of discount of $0 and $10, respectively	827	827
Current deferred rent	227	254
Contingent liability for accrued earn-out acquisition consideration	2,384	4,137
Liability – securities litigation settlement	—	4,226
Put option liability	391	845
Deferred revenue	19,173	18,918
Deferred tax liability, net	64	—
Other current liabilities	110	106
Total current liabilities	58,799	66,675

Revolving line of credit	22,840	22,840
Long term debt and capital lease obligations, less current portion, net of discount of $38 and $38, respectively	17,319	20,124
Other liabilities	8,116	4,719
Contingent liability for accrued earn-out acquisition consideration	11,992	10,283
Deferred revenue	468	391
Long term deferred rent	2,030	2,185
Total liabilities	121,564	127,217

Commitments and Contingencies, Note 5

Temporary equity, Note 10	5,000	5,000

Stockholders’ equity:

Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 38,424,596 issued and 38,384,087 outstanding at March 31, 2014 and 38,088,391 issued and 38,047,882 outstanding at December 31, 2013	3,838	3,805
Additional paid-in capital	163,107	164,216
Treasury stock (40,509 shares as of March 31, 2014 and December 31, 2013)	(76)	(76)
Retained earnings	270,095	257,574
Accumulated other comprehensive loss	(11,166)	(12,294)
Total stockholders’ equity	425,798	413,225
Total liabilities and stockholders’ equity	$552,362	$545,442
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2013	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$413,225
Net income	—	—	—	—	—	15,417	—	15,417
Cumulative translation adjustment	—	—	—	—	—	—	1,128	1,128
Repurchase and retirement of common stock	(137,071)	(14)			(2,220)			(2,234)
Vesting of restricted stock	24,764	2	—	—	(2)	—	—	—
Exercise of stock options	450,000	45	—	—	743	—	—	788
Share based compensation	—	—	—	—	395	—	—	395
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,488)	—	—	—	(25)	—	—	(25)
Dividends paid	—	—	—	—	—	(2,896)	—	(2,896)
Balance, March 31, 2014	38,424,596	$3,838	(40,509)	$(76)	$163,107	$270,095	$(11,166)	$425,798
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$15,417	$17,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,552	2,452
Provision (benefit) for deferred taxes	(441)	(7,538)
Share based compensation	395	511
Provision for doubtful accounts	353	—
Debt discount amortization on promissory note payable	10	13
Unrealized foreign exchange (gain) loss	216	9
(Gain) loss on put option	(454)	(81)
Reduction of acquisition earnout accruals	(1,762)	(299)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,716)	(2,234)
Other assets	576	357
Accounts payable and accrued expenses	(65)	4,719
Accrued payroll and related benefits	1,029	(643)
Deferred revenue	(2)	(350)
Deferred rent	(163)	44
Reserve for potential uncertain income tax return positions	2,133	68
Liability - securities litigation settlement payment	(4,218)	—
Other liabilities	(56)	(107)
Net cash provided by operating activities	10,804	14,265

Cash flows from investing activities:
Acquisition of CurePet, Inc., net of cash acquired	3	—
Investment in USIX	—	(570)
Maturities of marketable securities	—	208
Purchases of marketable securities	(10)	—
Capital expenditures	(413)	(345)
Net cash used in investing activities	(420)	(707)

Cash flows from financing activities:
Principal payments of term loan obligation	(2,406)	(4,125)
Repurchases of common stock	(2,234)	—
Excess tax benefit from share-based compensation	(3,200)	—
Proceeds from the exercise of stock options	788	553
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(25)	(564)
Dividend payments	(2,896)	(2,794)
Principal payments of debt obligations	(9)	(12)
Payments of capital lease obligations	(56)	(80)
Net cash used in financing activities	(10,038)	(7,022)
Effect of foreign exchange rates on cash	708	20
Net change in cash and cash equivalents	1,054	6,556
Cash and cash equivalents at the beginning of the period	56,674	36,449
Cash and cash equivalents at the end of the period	$57,728	$43,005
Supplemental disclosures of cash flow information:
Interest paid	$208	$352
Income taxes paid	$3,087	$3,548
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

Effective January 27, 2014 Ebix acquired the entire business of CurePet, Inc. ("CurePet") in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. Additional required cash consideration of $1.35 million was offset against open receivable balances due to Ebix, Inc. from

CurePet, and thusly no actual cash outlay was made by Ebix, Inc. Previously during 2012, Ebix acquired a minority19.8% interest in CurePet for cash consideration in the amount of $2.0 million.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 32.3% and 31.1% of the Company’s total revenue for the three months ended March 31, 2014 and 2013, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Exchanges	$42,105	$41,686
Broker Systems	4,486	4,722
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	3,425	4,164
Carrier Systems	1,388	1,994
Totals	$51,404	$52,566
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2013 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassification—The change in reserve for potential uncertain income tax return positions had been previously netted against the provision for deferred taxes line in the consolidated statements of cash flows, it is now shown separately. Also, beginning in 2014 the Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists and as more fully described in Note 6 "Income Taxes". A portion of potential uncertain income tax return positions previously reported in "Other Liabilities" on the condensed consolidated balance sheets are now netted against the "Deferred tax asset, net" line in the long term asset section of the condensed consolidated balance sheets.
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

As of March 31, 2014 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at March 31, 2014 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citibank. The estimated fair value of such instruments at March 31, 2014 and December 31, 2013, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$845	$845	$—	$—
Total assets measured at fair value	$845	$845	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$391	$—	$391	$—
Contingent accrued earn-out acquisition consideration (b)	14,376	—	—	14,376
Total liabilities measured at fair value	$14,767	$—	$391	$14,376

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
* During the three months ended March 31, 2014 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$801	801	$—	$—
Total assets measured at fair value	$801	$801	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$845	$—	845	$—
Contingent accrued earn-out acquisition consideration (b)	14,420	—	—	14,420
Total liabilities measured at fair value	$15,265	$—	$845	$14,420

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
* During the twelve months ended December 31, 2013 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2014 and during the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, March 31, 2014	Balance, December 31, 2013
	(in thousands)

Beginning balance	$14,420	$17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(1,762)	(10,253)
Foreign currency translation adjustments ***	104	730

Acquisitions and settlements
Business acquisitions	1,614	9,425
Settlement payments	—	(2,977)

Ending balance	$14,376	$14,420

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$(1,762)	$(9,954)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, TriSystems, Qatarlyst and CurePet acquisitions)	$14,376	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, Planetsoft, TriSystems, and Qatarlyst acquisitions)	$14,420	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.
Revenue Recognition—The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for risk compliance solution services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
In accordance with Financial Accounting Standard Board (“FASB”) and SEC accounting guidance on revenue recognition, the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received or is assured, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $32.5 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable in the amount of $1.1 million, and $9.7 million of unbilled receivables. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $8.6 million of deferred revenue is included in billed accounts receivable at March 31, 2014. The Company recognized and recorded bad debt expense in the amount of $353 thousand and $0 for the three-month periods ended March 31, 2014 and 2013, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of certain acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2013 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2014 and the year ended December 31, 2013 are reflected in the following table. Goodwill increased during this period due to one business acquisition that was made in January, and as more fully described in Note 3 "Business Combinations".

	March 31, 2014	December 31, 2013
	(In thousands)
Beginning Balance	$337,068	$326,748
Additions	4,302	11,136
Foreign currency translation adjustments	374	(816)
Ending Balance	$341,744	$337,068
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$62,881	$62,408
Developed technology	14,981	14,630
Trademarks	2,726	2,646
Non-compete agreements	538	538
Backlog	140	140
Database	212	212
Total intangibles	81,478	80,574
Accumulated amortization	(31,734)	(29,840)
Finite-lived intangibles, net	$49,744	$50,734

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.9 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in India and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Singapore subsidiary, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary. both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This pronouncement should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this new standard in during this current interim three-month reporting period ending March 31, 2014, and it effected how unrecognized tax benefits were accounted for and presented in the Company's balance sheet.

In February 2013 The FASB has issued Accounting Standards Update (ASU) No. 2013-02, "Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses may later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments will require an organization to:
•Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
•Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual).
The amendments were effective for reporting periods beginning after December 15, 2012 for public companies Early adoption was permitted. The Company adopted this new standard in 2013 and it did not have effect on its financial statements.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$15,417	$17,344
Basic Weighted Average Shares Outstanding	38,318	37,168
Dilutive effect of stock options and restricted stock awards	282	1,611
Diluted weighted average shares outstanding	38,600	38,779
Basic earnings per common share	$0.40	$0.47
Diluted earnings per common share	$0.40	$0.45

Note 3: Business Combinations
    The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.

During the three months ended March 31, 2014 the Company completed one business acquisition, CurePet. Inc. ("CurePet") effective January 27, 2014. Previously Ebix had a minority investment in CurePet, which is more fully described in Note 9. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. The valuation and purchase price allocation for the CurePet is considered preliminary and will be finalized in the second quarter.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2014 and 2013 these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $1.8 million and $299 thousand, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of March 31, 2014, the total of these contingent liabilities was $14.38 million, of which $11.99 million is reported in long-term liabilities, and $2.38 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $17.50 million, of which $10.28 million is reported in long-term liabilities, and $4.14 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the three months ended March 31, 2013 and March 31, 2014, which includes the acquisitions of Qatarlyst and CurePet as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2014 and 2013 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for the three months ended March 31, 2014 only include the operating results from the businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$51,404	$51,466	$52,566	$53,063
Net Income	$15,417	$15,407	$17,344	$15,405
Basic EPS	$0.40	$0.40	$0.47	$0.41
Diluted EPS	$0.40	$0.40	$0.45	$0.40

In the above table, the unaudited pro forma revenue for the three months ended March 31, 2014 decreased by $1.6 million from the unaudited pro forma revenue during the same period in 2013 of $53.1 million to $51.5 million , representing a 3.0% decrease. The pro forma revenue decrease was primarily due to exchange rate changes which resulted in a decrease of $1.9 million. Correspondingly, the reported revenue for the three months ended March 31, 2014 decreased by $1.2 million or 2.2% from the reported revenue during the same period in 2013.

Note 4: Debt with Commercial Bank

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.65%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of March 31, 2014 the Company's consolidated balance sheet includes $388 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, dividend payments, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At March 31, 2014, the outstanding balance on the revolving line of credit was $22.8 million and the facility carried an interest rate of 1.65%. During the three months ended March 31, 2014, no payments were made against the revolving line of credit. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months period ended March 31, 2014, the average and maximum outstanding balances on the revolving line of credit were $22.8 million and $22.8 million, respectively.
    At March 31, 2014, the outstanding balance on the term loan was $29.5 million of which $13.4 million is due within the next twelve months. This term loan also carried an interest rate of 1.65%. During the three months ended March 31, 2014, $2.4 million of scheduled payments were made against the existing term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $13.4 million and $16.1 million respectively at March 31, 2014.

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). The parties have reached a mutually acceptable agreement to resolve this action for a cash payment of $6.5 million to be funded by both the Company and its insurance carrier. As previously disclosed, the Company recorded a contingent liability and recognized a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit) as part of this settlement. A hearing has been scheduled for June 5, 2014, to determine whether the proposed settlement should be finally approved by the Court.
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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint and briefing on the Motion is complete. A hearing on our Motion to Dismiss was held on February 20, 2014, and the Motion to Dismiss remains pending. The Company denies any liability and intends to defend the action vigorously.
The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. Microsoft is seeking damages in excess of $75,000, but we have not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company is presently cooperating with Microsoft in an audit of all of the Company's Microsoft licenses.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2014 and 2013. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2014 and 2013 was $1.6 million and $1.6 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2014, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $302 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2014, is $2.9 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday which will continue through 2015; and as such most of the income generated by our India operations, other than passive interest  income, is not taxed. After the tax holiday expires in 2015 all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate.
The Company recognized total income tax expense in the amount of $4.21 million for the three months ended March 31, 2014. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this three month period during 2014 was an expense of $2.37 million which is reflective of an 12.01% effective tax rate, as compared to the 8.32% for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the three months ended March 31, 2014 were $2.13 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
At March 31, 2014, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $46.1 million which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carry-forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. There is an open federal income tax audit for taxable years 2008 through 2011. In connection with this open audit, the Company has and continues to respond to information requests from the IRS, but there has been no identification of potential deficiencies or assessments to date. Regarding our foreign operations as of December 31, 2013, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2006 to 2013), Singapore and Brazil (2007 to 2013), New Zealand (2008 to 2013), India (2010 to 2013) and Great Britain (2012 and 2013).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of March 31, 2014 the Company’s Condensed Consolidated Balance Sheet includes a liability of $14.88 million for unrecognized tax benefits which is included in other long term liabilities. During the three months ended March 31, 2014 there were $2.13 million of additions to this liability reserve. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:
`

	March 31, 2014	December 31, 2013
	(in thousands)
Beginning Balance	$12,742	$5,925
Additions for tax positions related to current year	263	6,546
Additions for tax positions of prior years	1,870	271
Reductions for tax position of prior years	—	—
Ending Balance	$14,875	$12,742
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of March 31, 2014 and December 31, 2013 approximately $1.2 million and $1.05 million, respectively, of estimated interest and penalties is also included in other long term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

The Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. This provision has been applied and $7.13 million and $8.42 million of unrecognized tax benefits have been applied against NOL carryforward amounts as of March 31, 2014 and December 31, 2013, respectively.

Note 7: Derivative Instruments
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At March 31, 2014 the fair value of the put option liability was re-measured and was determined to have decreased $454 thousand during the three months period then ended with this amount reflected as a gain and reported as a non-operating income in the accompanying Condensed Consolidated Statement of Income. As of March 31, 2014, the aggregate fair value of this derivative instrument, which is included in the current liabilities section on the Condensed Consolidated Balance Sheet, was $391 thousand. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Three Months Ended March 31, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$34,800	$1,437	$1,482	$9,729	$1,144	$650	$110	$2,052	$51,404
Long-lived assets	$304,070	$8,442	$11,282	$785	$68,693	$99	$24,795	$28,381	$446,547

As of and for the Three Months Ended March 31, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$36,232	$1,657	$1,303	$10,518	$724	$526	$218	$1,388	$52,566
Long-lived assets	$317,727	$9,467	$12,840	$1,195	$69,878	$235	$17,364	$11,223	$439,929

Note 9: Minority Business Investment

In 2012, Ebix acquired a minority 19.8% interest in CurePet for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that has completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet has also been a customer of Ebix; during three months ending March 31, 2014 and 2013 the Company recognized $125 thousand and

$600 thousand, respectfully, of revenue from CurePet, and as of March 31, 2014 and December 31, 2013 there were $0 and $1.4 million, respectfully, of outstanding receivable balances due from CurePet in the Company's reported trade accounts receivable. Ebix also had a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet, and the Company had the option of forgoing said revenue share arrangement in exchange for an additional 20.0% equity interest. The Company had been accounting for its minority investment in CurePet using the cost method. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. Also as disclosed in Note 3 "Business Combinations," effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which includes a possible contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million.

Note 10: Temporary Equity

The $5.0 million of temporary equity reported on the Company's condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013 is in connection with the June 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regard to these shares of Ebix common stock, and as discussed in Note 7 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, and which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. Furthermore as per the terms of the PlanetSoft merger agreement, if Ebix consummates a merger or acquisition agreement whereby it ceases to be a public reporting company as under the SEC Exchange Act, then the put option shall become immediately exercisable. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," given that the common stock is redeemable for cash at the option of the holders and not within control of the Company, it is presented outside of the stockholders equity section of the Condensed Consolidated Balance Sheet, and is shown as a separate line referred to as "temporary equity" appearing after liabilities, and before the stockholder's equity section, and will remain so until July 2014 when either the put option is exercised or lapsed.

Note 11: Other Liabilities

Other liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Reserve for potential uncertain income tax return positions	$14,875	$12,742
Unfavorable lease liability, long term portion	369	394
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	(7,133)	(8,422)
Other	5	5
Total	$8,116	$4,719

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" in this quarterly report for the three months ended March 31, 2014 on this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2013 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations and shareholder class action lawsuits, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Brazil, and Europe wherein we have significant or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

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

•
With respect to Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding to changes in the market value of our assets or the ultimate actual cost of our contractual commitments and contingencies;

•
With respect to Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations;

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego, Fresno, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Herndon, Virginia; Dallas and Houston, Texas; Grove City, Ohio; Bohemia, New York; Norwalk, Connecticut, as well as an additional operations office in Atlanta, Georgia. The Company also has operating facilities and offices in Australia, Brazil, New Zealand, the United Kingdom, Canada and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.

Results of Operations — Three Months Ended March 31, 2014 and 2013
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Exchanges	$42,105	$41,686
Broker Systems	4,486	4,722
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	3,425	4,164
Carrier Systems	1,388	1,994
Totals	$51,404	$52,566

During the three months ended March 31, 2014 our total operating revenues decreased $1.2 million or 2%, to $51.4 million as compared to $52.6 million during the first quarter of 2013. Although portions of our business have experienced some year over year variances in sales activity, the primary reason for the decrease in reported revenue for Q1 of 2014 as compared to Q1 2013 was due to the effect of exchange rate changes. During the three months ended March 31, 2014 the change in foreign currency exchange rates decreased reported consolidated operating revenues by approximately $(1.9) million. Accordingly when measured on a constant currency basis the Company’s revenue actually increased comparatively by $0.7 million to $53.3 million in Q1 of 2014 from the reported $52.6 million for Q1 of 2013, and also increased sequentially by $1.0 million from the reported $50.8 million for Q4 2013.
With respect to business acquisitions completed during the years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased 3.0% for the first quarter of 2014 versus the first quarter of 2013 whereas there was a 2.2% decrease in reported revenues for the same comparative period. The cause for the difference between the 2.2% decrease in reported Q1 2014 revenue versus Q1 2013 revenue, as compared to the 3.0% decrease in Q1 2014 pro forma versus Q1 2013 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2014 and 2013, specifically CurePet (acquired in January 2104) and Qatarlyst (acquired in April 2013) with the Company's pre-existing operations. The 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for Q1 2013 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2013 pro forma financial information includes a full three months of results for CurePet and Qatarlyst as if they had been acquired on January 1, 2013.

The above referenced pro forma information and the relative comparative change in pro forma and actual revenues are based on the following premises:

•
2014 and 2013 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers obtained through a newly acquired customer base, are assigned to the acquired section of our business.

•
2013 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, decreased $0.3 million or 3%, from $9.9 million in the first quarter of 2013 to $9.6 million in the first quarter of 2014. This decrease is due reduced facility costs associated with the closure of certain of certain operating locations in accordance with ongoing centralization and cost reduction initiatives.
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses decreased $0.3 million or 5% from $7.0 million during the first quarter of 2013 to $6.7 million during the first quarter of 2014. This comparative decrease is primarily due to the impact on reported expenses from fluctuations in the exchange rates for the currencies in certain foreign operations wherein we conduct product development operations, and also partially due to reduced staffing and related personnel costs associated with the realignment of and increased cross-utilization of human resources across the Company.
Sales and Marketing Expenses
Sales and marketing expenses decreased $611 thousand or 16%, to $3.3 million in the first quarter of 2014 from $3.9 million in the first quarter of 2013. This decrease is due to lower personnel and related facilities costs related to reduced staffing associated with the de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses decreased by $0.1 million or 1% from $10.0 million in the first quarter of 2013 to $9.8 million in the first quarter of 2014. General and administrative expenses for first quarter of 2014 include a benefit of $1.6 million resulting from the reduction of earnout contingent liabilities with respect to certain prior business acquisitions made in 2012. Partially offsetting this comparative reduction in general and administrative expense were $487 thousand of increased personnel costs, $212 thousand of increased travel costs, $204 thousand of additional professional fees for certain legal and associated services, and $353 thousand additional accounts receivable bad debt provisioning.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased by $0.1 million from $2.5 million in the first quarter of 2013 to $2.6 million in the first quarter of 2014. This net increase is primarily due to additional amortization costs associated with the customer relationship and developed technology intangible assets that were acquired in connection with the business acquisitions CurePet completed during Q1 of 2014 and PlanetSoft completed during 2012.
Interest Income
Interest income increased $42 thousand or 45% from $93 thousand in the first quarter of 2013 to $135 thousand in the first quarter of 2014. Interest income increased as a result of increased average cash balances, which increased to $57.2 million during the first quarter of 2014 from $39.7 million during the first quarter of 2013.
Interest Expense
Interest expense decreased $115 thousand or 32%, from $362 thousand in the first quarter of 2013 to $247 thousand in the first quarter of 2014. Interest expense decreased due to the fact that the aggregate average outstanding balance on the Company's credit facility decreased from $74.6 million at March 31, 2013 to $52.4 million at March 31, 2014.
Non-operating income (loss) - put option
Non-operating income for the three months ended March 31, 2014 in the amount of $454 thousand pertains to the gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the three months ended March 31, 2014 in the amount of $119 thousand primarily pertain to losses recognized upon the remeasurement of certain transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company recognized total income tax expense of $4.21 million for the three months ended March 31, 2014, as compared to $1.6 million for the three months ended March 31, 2013. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this three month period during 2014 was an expense of $2.37 million which is reflective of an 12.01% effective tax rate, as compared to the 8.32% for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the three months ended March 31, 2014 were $2.13 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of the reversals and creation of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India, respectively), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, and to make strategic business acquisitions in the insurance services sector.

We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances, access to our credit facilities, and access to the capital markets, if required and available, will be sufficient to meet our projected cash requirements for the foreseeable future, although any projections of future cash needs, cash flows, and the condition of the capital markets in general, as to the availability of debt and equity financing, are subject to substantial uncertainty.
Our cash and cash equivalents were $57.73 million and $56.67 million at March 31, 2014 and December 31, 2013, respectively. Our cash and cash equivalents balance has increased by $1.05 million since year end 2013, as a result of cash generated by our ongoing operating activities. The Company holds material cash balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of the repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 8, 2014 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$11,473	$5,311	$1,907	$15,667	$5,732	$1,753	$12,872	$3,932	$16	$58,663
Our current ratio increased to 1.80 at March 31, 2014 from 1.54 at December 31, 2013 and our corresponding working capital position also has increased to $47.0 million at March 31, 2014 from $35.7 million at the end of the 2013. Our short-term liquidity position has improved due to increased cash balances and increased trade receivables, in combination with decreased trade payables, a decrease in certain accrued liabilities due to timing factors, and lower current obligations associated with contingent business acquisition related earnout liabilities. The Company's accounts receivable Days Sales Outstanding ("DSO") stood at 74 days at March 31, 2014 and reflects an increase of 5 days from December 31, 2013 and a 6 day increase from the first quarter of 2013, due to increases in the aging of some customer receivables within certain segments of our Exchange division, and an in increase in the aging certain customer receivables in our Singapore operations. We believe that Ebix's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the three months ended March 31, 2014 the Company completed one business acquisition CurePet effective January 27, 2014. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2014, the total of these contingent liabilities was $14.4 million, of which $12.0 million is reported in long-term liabilities, and $2.4 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $14.4 million, of which $10.3 million is reported in long-term liabilities, and $4.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $10.8 million for the three months ended March 31, 2014. The primary components of the cash provided by operations during the three months period consisted of net income of $15.4 million, net of $(0.2) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $2.6 million of depreciation and amortization, $(1.8) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, $(1.4) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and reduced trade payables, and a $(4.2) million payment in satisfaction of the securities litigation settlement obligation, and $0.4 million of non-cash share-based compensation. During the three months ended March 31, 2014 the Company made $3.1 million of tax payments including $2.7 million of minimum alternative tax payments in India, which is a component of deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Net cash provided by our operating activities was $14.3 million for the three months ended March 31, 2013. The primary components of the cash provided by operations during that prior year three month interim period consisted of net income of $17.3 million, net of $(72) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $2.5 million of depreciation and amortization, $(5.7) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and deferred tax assets, and $511 thousand of non-cash share-based compensation.

Investing Activities
Net cash used for investing activities during the three months ended March 31, 2014 was $0.4 million, and primarily consists of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Net cash used for investing activities during the three months ended March 31, 2013 was $707 thousand, of which $570 thousand was used for the payment of an earnout obligation in connection with our 2010 acquisition of USIX in Brazil and $345 thousand was used for capital expenditures. Partially offsetting these investment cash outflows was $208 thousand of net cash in-flow from maturities of marketable securities (specifically bank certificates of deposit), net of purchases.

Financing Activities
During the three months ended March 31, 2014 net cash used by financing activities was $10.0 million which primarily consisted of $2.4 million of principal repayments against our term loan facility with Citibank, $2.9 million used to pay a quarterly dividend to our common stockholders, $2.2 million used to repurchase shares of our common stock, $3.2 million of excess tax benefits associated with share-based compensation and $65 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $788 thousand of proceeds from the exercise of stock options.

During the three months ended March 31, 2013 net cash used by financing activities was $7.0 million which primarily consisted of $4.1 million of principal repayments against our term loan, $2.8 million used to pay the quarterly dividend to our common stockholders, and $92 thousand used to make principal payments on long-term debt and capital lease obligations.

Commercial Bank Financing Facility

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.65%. Under the Secured Syndicated

Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, the payment of cash dividends, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At March 31, 2014, the outstanding balance on the Company's revolving line of credit with Citibank was $22.8 million and the facility carried an interest rate of 1.65%. This balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2014, the average outstanding balance on the revolving line of credit was $22.8 million and the maximum outstanding balance was $22.8 million.
At March 31, 2014, the outstanding balance on the Company's term loan with Citibank was $29.5 million of which $13.4 million is due within the next twelve months. This term loan also carried an interest rate of 1.65%. During the three months ended March 31, 2014, $2.4 million of scheduled payments were against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheet, the amounts of which were $13.4 million and $16.1 million, respectively, at March 31, 2014.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2013 Form 10-K.

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

Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process first involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2013 we had no impairment of our reporting unit goodwill balances.
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
Foreign Currency Matters
The functional currency for the Company's foreign subsidiaries in India and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Singapore subsidiary, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary. both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2014 and 2013 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive income within stockholders’ equity, were unrealized gain (losses) of $1.1 million and $(518) thousand, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.0 million and $795 thousand for the three months ended March 31, 2014 and 2013, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2014 the Company had $54.3 million of outstanding debt obligations which consisted of a $22.8 million balance on our commercial banking revolving line of credit, a $29.5 million secured term loan, and a $1.9 million in secured promissory note payable. The Company's revolving line of credit and secured term loan bear interest at the rate of LIBOR plus 1.50%, and stood at 1.65% at March 31, 2014. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $6 thousand and $12 thousand for the three months ended March 31, 2014 and 2013, respectively. The Company's average cash balances during the three months ended March 31, 2014 were $57.2 million and its existing cash balances as of March 31, 2014 were $57.7 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $27 thousand and $19 thousand for the three months ended March 31, 2014 and 2013, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expires in June 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes valuation model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $42 thousand increase to the put option liability and a corresponding reduction to pre-tax income for the three months ended March 31, 2014.
There were no other material changes to our market risk exposure during the three months ended March 31, 2014 and 2013. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2013 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS
Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). The parties have reached a mutually acceptable agreement to resolve this action for a cash payment of $6.5 million to be funded by both the Company and its insurance carrier. As previously disclosed, the Company recorded a contingent liability and recognized a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit) as part of this settlement. A hearing has been scheduled for June 5, 2014, to determine whether the proposed settlement should be finally approved by the Court.
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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint and briefing on the Motion is complete. A hearing on our Motion to Dismiss was held on February 20, 2014, and the Motion to Dismiss remains pending. The Company denies any liability and intends to defend the action vigorously.
The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. Microsoft is seeking damages in excess of $75,000, but we have not yet been able to determine exposure as the case concerns alleged underlicensing of Microsoft software and an audit is underway. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company is presently cooperating with Microsoft in an audit of all of the Company's Microsoft licenses.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company's business, financial condition or future results. The risks described in the 2013 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2014, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased		Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2013	5,707,026	—	5,707,026	$—	$102,885,000
January 1, 2014 to January 31, 2014	—		—	$—	$102,885,000
February 1, 2014 to February 28, 2014	—		—	$—	$102,885,000
March 1, 2014 to March 31, 2014	137,071		137,071	$16.29	$100,652,000
Total	5,844,097		5,844,097		$100,652,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of March 31, 2014 the Company has approximately $652 thousand remaining in this share repurchase authorization. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

(3)
Effective June 21, 2013 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty four months if possible. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5: Other Information.

None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	May 12, 2014	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2014	By:	/s/ Robert F. Kerris
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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.