Form 10-Q
period 2014-06-30
EBIX INC
filed 2014-08-11
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2014 the number of shares of common stock outstanding was 38,334,749.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2014	2013	2014	2013
Operating revenue	$51,476	$51,004	$102,880	$103,570

Operating expenses:
Cost of services provided	9,964	10,358	19,576	20,249
Product development	6,758	6,724	13,451	13,759
Sales and marketing	3,784	3,827	7,085	7,739
General and administrative, net (see Note 3)	11,068	8,253	20,909	18,224
Amortization and depreciation	2,441	2,548	4,993	5,000
Total operating expenses	34,015	31,710	66,014	64,971

Operating income	17,461	19,294	36,866	38,599
Interest income	130	91	265	184
Interest expense	(211)	(281)	(458)	(643)
Non-operating (loss)/income - put options	(139)	(1,425)	315	(1,343)
Foreign currency exchange loss	(336)	(123)	(455)	(293)
Income before income taxes	16,905	17,556	36,533	36,504
Income tax expense	(3,326)	(4,014)	(7,537)	(5,618)
Net income	$13,579	$13,542	$28,996	$30,886

Basic earnings per common share	$0.35	$0.36	$0.76	$0.83

Diluted earnings per common share	$0.35	$0.35	$0.75	$0.80

Basic weighted average shares outstanding	38,427	37,210	38,373	37,189

Diluted weighted average shares outstanding	38,647	38,789	38,624	38,784

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$13,579	$13,542	$28,996	$30,886
Other comprehensive income (loss):
Foreign currency translation adjustments	1,471	$(3,578)	$2,599	$(4,096)
Total other comprehensive income (loss)	1,471	(3,578)	2,599	(4,096)
Comprehensive income	$15,050	$9,964	$31,595	$26,790

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,903	$56,674
Short-term investments	1,427	801
Trade accounts receivable, less allowances of $1,450 and $1,049, respectively	40,416	39,070
Deferred tax asset, net	1,400	256
Other current assets	4,951	5,548
Total current assets	81,097	102,349

Property and equipment, net	21,148	8,528
Goodwill	352,833	337,068
Intangibles, net	49,091	50,734
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	14,880	12,194
Other assets	1,518	3,682
Total assets	$551,454	$545,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,258	$17,818
Accrued payroll and related benefits	5,410	6,482
Short term debt	18,750	13,062
Revolving line of credit	7,840	—
Current portion of long term debt and capital lease obligations, net of discount of $10 and $10, respectively	761	827
Current deferred rent	246	254
Contingent liability for accrued earn-out acquisition consideration	137	4,137
Liability – securities litigation settlement	—	4,226
Put option liability	530	845
Deferred revenue	18,494	18,918
Other current liabilities	89	106
Total current liabilities	68,515	66,675

Revolving line of credit	—	22,840
Long term debt and capital lease obligations, less current portion, net of discount of $10 and $38, respectively	9,284	20,124
Other liabilities	11,031	4,719
Contingent liability for accrued earn-out acquisition consideration	17,072	10,283
Deferred revenue	148	391
Long term deferred rent	1,971	2,185
Total liabilities	108,021	127,217

Commitments and Contingencies, Note 5

Temporary equity, Note 10	5,000	5,000

Stockholders’ equity:

Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 38,435,320 issued and 38,394,811 outstanding at June 30, 2014 and 38,088,391 issued and 38,047,882 outstanding at December 31, 2013	3,839	3,805
Additional paid-in capital	163,588	164,216
Treasury stock (40,509 shares as of June 30, 2014 and December 31, 2013)	(76)	(76)
Retained earnings	280,777	257,574
Accumulated other comprehensive loss	(9,695)	(12,294)
Total stockholders’ equity	438,433	413,225
Total liabilities and stockholders’ equity	$551,454	$545,442
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2013	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$413,225
Net income	—	—	—	—	—	28,996	—	28,996
Cumulative translation adjustment	—	—	—	—	—	—	2,599	2,599
Repurchase and retirement of common stock	(137,071)	(14)			(2,220)			(2,234)
Vesting of restricted stock	35,850	3	—	—	(3)	—	—	—
Exercise of stock options	450,000	45	—	—	743	—	—	788
Share based compensation	—	—	—	—	882	—	—	882
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,850)	—	—	—	(30)	—	—	(30)
Dividends paid	—	—	—	—	—	(5,793)	—	(5,793)
Balance, June 30, 2014	38,435,320	$3,839	(40,509)	$(76)	$163,588	$280,777	$(9,695)	$438,433
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,996	$30,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,993	5,000
Provision (benefit) for deferred taxes	(1,668)	(14,119)
Share based compensation	882	996
Provision for doubtful accounts	748	527
Debt discount amortization on promissory note payable	18	23
Unrealized foreign exchange (gain) loss	517	339
(Gain) loss on put option	(315)	1,344
Reduction of acquisition earnout accruals	(1,762)	(6,114)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,992)	(2,101)
Other assets	917	182
Accounts payable and accrued expenses	(1,914)	7,303
Accrued payroll and related benefits	2,007	1,296
Deferred revenue	(1,128)	(3,051)
Deferred rent	(195)	11
Reserve for potential uncertain income tax return positions	3,866	2,349
Liability - securities litigation settlement payment	(4,218)	—
Other liabilities	(128)	(32)
Net cash provided by operating activities	28,624	24,839

Cash flows from investing activities:
Acquisition of Qatarlyst, net of cash acquired	—	(4,740)
Acquisition of HealthCare Magic, net of cash acquired	(5,856)	—
Acquisition of CurePet, Inc., net of cash acquired	3	—
Payment of acquisition earn-out contingency, Taimma	(2,250)	(2,250)
Payment of acquisition earn-out contingency, USIX	—	(727)
Maturities of marketable securities	—	225
Purchases of marketable securities	(567)	—
Capital expenditures	(13,852)	(652)
Net cash used in investing activities	(22,522)	(8,144)

Cash flows from financing activities:
Repayments on revolving line of credit	(15,000)	(5,000)
Principal payments of term loan obligation	(4,813)	(4,125)
Repurchases of common stock	(2,234)	(2,492)
Excess tax benefit from share-based compensation	(3,200)	—
Proceeds from the exercise of stock options	788	662
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(30)	(728)
Dividend payments	(5,793)	(2,794)
Principal payments of debt obligations	(321)	(624)
Payments of capital lease obligations	(103)	(155)
Net cash used in financing activities	(30,706)	(15,256)
Effect of foreign exchange rates on cash	833	(2,494)
Net change in cash and cash equivalents	(23,771)	(1,055)
Cash and cash equivalents at the beginning of the period	56,674	36,449
Cash and cash equivalents at the end of the period	$32,903	$35,394
Supplemental disclosures of cash flow information:
Interest paid	$436	$635
Income taxes paid	$6,774	$11,830
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

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, China, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 32.7% and 31.5% of the Company’s total revenue for the six months ended June 30, 2014 and 2013, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Exchanges	$41,350	$40,501	$83,455	$82,187
Broker Systems	4,865	4,766	9,351	9,488
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	3,652	4,013	7,077	8,177
Carrier Systems	1,609	1,724	2,997	3,718
Totals	$51,476	$51,004	$102,880	$103,570
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2013 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

As of June 30, 2014 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at June 30, 2014 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit and term loans with Citibank. The estimated fair value of such instruments at June 30, 2014 and December 31, 2013, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,427	$1,427	$—	$—
Total assets measured at fair value	$1,427	$1,427	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$530	$—	$530	$—
Contingent accrued earn-out acquisition consideration (b)	17,209	—	—	17,209
Total liabilities measured at fair value	$17,739	$—	$530	$17,209

(a) In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expired in July 9, 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the closing of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. During the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million.

(b) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended June 30, 2014 there were no transfers between fair value Levels 1, 2 or 3.

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

(a) In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. sition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expired in July 9, 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the closing of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. During the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million.

(b) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the twelve months ended December 31, 2013 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2014 and during the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, June 30, 2014	Balance, December 31, 2013
	(in thousands)

Beginning balance	$14,420	$17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(1,762)	(10,253)
Foreign currency translation adjustments ***	360	730

Acquisitions and settlements
Business acquisitions	6,441	9,425
Settlement payments	(2,250)	(2,977)

Ending balance	$17,209	$14,420

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$(770)	$(9,954)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (TriSystems, Qatarlyst, CurePet, and HealthCare Magic acquisitions)	$17,209	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, Planetsoft, TriSystems, and Qatarlyst acquisitions)	$14,420	Discounted cash flow	Projected revenue and probability of achievement

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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $32.3 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable in the amount of $1.45 million, and $9.6 million of unbilled receivables. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $8.0 million of deferred revenue is included in billed accounts receivable at June 30, 2014. The Company recognized and recorded bad debt expense in the amount of $395 thousand and $748 thousand for the three and six-month periods ended June 30, 2014 and $527 thousand for both the three and six-month periods ended June 30, 2013, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
Changes in the carrying amount of goodwill for the six months ended June 30, 2014 and the year ended December 31, 2013 are reflected in the following table. Goodwill increased during this period due to the two business acquisitions that were made in January and May, and as more fully described in Note 3 "Business Combinations".

	June 30, 2014	December 31, 2013
	(In thousands)
Beginning Balance	$337,068	$326,748
Additions	14,353	11,136
Foreign currency translation adjustments	1,412	(816)
Ending Balance	$352,833	$337,068
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$63,654	$62,408
Developed technology	15,161	14,630
Trademarks	2,796	2,646
Non-compete agreements	764	538
Backlog	140	140
Database	212	212
Total intangibles	82,727	80,574
Accumulated amortization	(33,636)	(29,840)
Finite-lived intangibles, net	$49,091	$50,734

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.8 million and $3.7 million for the three and six months ended June 30, 2014 and $1.8 million and $3.5 million for the three and six months ended June 30, 2013, respectively.
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in India and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Singapore subsidiary, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In May 2014 the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.
An entity should apply the amendments in this ASU using one of the following two methods:
1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

•	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.

•
For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.

•
For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

•	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.

•	An explanation of the reasons for significant changes.
The Company will adopt this new accounting standard effective January 1, 2017 and it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This pronouncement should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this new standard during the interim three-month reporting period ending March 31, 2014, and it materially effected how unrecognized tax benefits were accounted for and presented in the Company's balance sheet.

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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$13,579	$13,542	$28,996	$30,886
Basic Weighted Average Shares Outstanding	38,427	37,210	38,373	37,189
Dilutive effect of stock options and restricted stock awards	220	1,579	251	1,595
Diluted weighted average shares outstanding	38,647	38,789	38,624	38,784
Basic earnings per common share	$0.35	$0.36	$0.76	$0.83
Diluted earnings per common share	$0.35	$0.35	$0.75	$0.80

Note 3: Business Combinations
    The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the six months ended June 30, 2014 the Company completed two business acquisitions. The first being CurePet, Inc. ("CurePet") effective January 27, 2014. Previously Ebix had a minority investment in CurePet, which is more fully described in Note 9. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. The valuation and purchase price allocation for the CurePet acquisition remains preliminary and will be finalized prior to December 31, 2014.
The other business acquisition completed during the six months ended June 30, 2014 was HealthCare Magic Private Limited ("HealthCare Magic") which was acquired on May 21, 2014. HealthCare Magic is a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $4.83 million. The Company funded the HealthCare Magic acquisition from available cash reserves on hand. The valuation and purchase price allocation for the HealthCare Magic acquisition is considered preliminary and will be finalized during the third quarter.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended June 30, 2014 and 2013 these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $0 and $5.8 million, respectively, and during the the six months ended June 30, 2014 and 2013 these contingent liabilities were reduced by $1.8 million and $6.1 million , respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of June 30, 2014, the total of these contingent liabilities was $17.21 million, of which $17.07 million is reported in long-term liabilities, and $137 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2013 the

total of these contingent liabilities was $14.42 million, of which $10.28 million is reported in long-term liabilities, and $4.14 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the six months ended June 30, 2013 and June 30, 2014, which includes the acquisitions of Qatarlyst, CurePet, and HealthCare Magic as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2014 and 2013 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for the three and six months ended June 30, 2014 only include the operating results from the businesses since the effective date that they were acquired by Ebix.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ending June 30, 2014		Six Months Ending June 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$51,476	$51,610	$51,004	$50,855	$102,880	$103,419	$103,570	$104,300
Net Income	$13,579	$13,553	$13,542	$12,986	$28,996	$28,960	$30,886	$28,468
Basic EPS	$0.35	$0.35	$0.36	$0.35	$0.76	$0.75	$0.83	$0.77
Diluted EPS	$0.35	$0.35	$0.35	$0.33	$0.75	$0.75	$0.80	$0.73

In the above table, the unaudited pro forma revenue for the three months ended June 30, 2014 increased by $0.8 million from the unaudited pro forma revenue during the same period in 2013 of $50.9 million to $51.6 million , representing a 1.5% increase. The pro forma revenue increase was primarily due to growth of our Exchange channel revenues which grew in spite of exchange rate changes which resulted in a decrease of $0.5 million. Correspondingly, the reported revenue for the three months ended June 30, 2014 increased by $0.5 million or 0.9% from the reported revenue during the same period in 2013. The unaudited pro forma revenue for the six months ended June 30, 2014 decreased by $0.9 million from the unaudited pro forma revenue during the same period in 2013 of $104.3 million to $103.4 million , representing a 0.8% decrease. The pro forma revenue decrease was primarily due to exchange rate changes which resulted in a decrease of $2.3 million. Correspondingly, the reported revenue for the six months ended June 30, 2014 decreased by $0.7 million or 0.7% from the reported revenue during the same period in 2013.

Note 4: Debt with Commercial Bank

On May 19, 2014, Ebix, Inc. (the “Company”) and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amends the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amends the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and to zero as of September 30, 2014. Additionally, the Company will make, in addition to the scheduled principal payments otherwise required, a prepayment of principal on the term loans under the Credit Agreement in the aggregate principal amount of $5.0 million on December 31, 2014.

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing was comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.65%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and is amortizing these costs into interest expense over the four-year life of the credit agreement. As of June 30, 2014 the Company's consolidated balance sheet includes $341 thousand of remaining deferred financing costs. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the Company's equity shares, dividend payments, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At June 30, 2014, the outstanding balance on the revolving line of credit was $7.84 million and the facility carried an interest rate of 1.65%. During the six months ended June 30, 2014, $15.0 million payments were made against the revolving line of credit. This balance is included in the current liabilities section of the Condensed Consolidated Balance Sheets. During the six months period ended June 30, 2014, the average and maximum outstanding balances on the revolving line of credit were $19.4 million and $22.8 million, respectively.
    At June 30, 2014, the outstanding balance on the term loan was $27.13 million of which $18.75 million is due within the next twelve months. This term loan also carried an interest rate of 1.65%. During the six months ended June 30, 2014, $4.8 million of scheduled payments were made against the existing term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $18.75 million and $8.38 million respectively at June 30, 2014.

Note 5: Commitments and Contingencies
Contingencies-Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). The parties have reached a mutually acceptable agreement to resolve this action for a cash payment of $6.5 million to be funded by both the Company and its insurance carrier. As previously disclosed, the Company recorded a contingent liability and recognized a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit) as part of this settlement. Following a final fairness hearing on June 5, 2014, the Court entered the Final Order and Judgment Approving the Class Action Settlement and Plan of Allocation and Certifying the Settlement Class on June 11, 2014, and the Final Order and Judgment Awarding Attorneys’ Fees, an Incentive Award, and Reimbursement of Expenses on June 13, 2014. The time for appeal has passed and no appeals were filed. This matter is now concluded.
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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan.The Company denies any liability and intends to defend the action vigorously.
The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company cooperated with Microsoft in an audit of all of the Company's Microsoft licenses. The current deadline to respond to the Amended Complaint is September 8, 2014. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2014 and 2013. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2014 and 2013 was $3.3 million and $3.3 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2014, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $302 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2014, is $2.9 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday which will affect are various operating facilities. The tax holiday expired for one of our facilities in April of 2014, and will expire for our other facilities in the years 2015 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate.
The Company recognized total income tax expense in the amount of $7.54 million for the six months ended June 30, 2014. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this six month period during 2014 was an expense of $3.96 million which is reflective of a 10.87% effective tax rate, as compared to the 8.77% for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the six months ended June 30, 2014 were $3.87 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
At June 30, 2014, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $44.5 million which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
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
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of June 30, 2014 the Company’s Condensed Consolidated Balance Sheet includes a liability of $16.61 million for unrecognized tax benefits which is included in other long term liabilities before applying the offset provision required by the application of Notice 2013-11. During the six months ended June 30, 2014 there were $3.87 million of additions to this liability reserve. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:
`

	June 30, 2014	December 31, 2013
	(in thousands)
Beginning Balance	$12,742	$5,925
Additions for tax positions related to current year	263	6,546
Additions for tax positions of prior years	3,603	271
Reductions for tax position of prior years	—	—
Ending Balance	$16,608	$12,742
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of June 30, 2014 and December 31, 2013 approximately $2.36 million and $1.05 million, respectively, of estimated interest and penalties is also included in other long term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

The Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. This provision has been applied and $5.93 million and $8.42 million of unrecognized tax benefits have been applied against NOL carryforward amounts as of June 30, 2014 and December 31, 2013, respectively.

Note 7: Derivative Instruments
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expired on July 9, 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2014 the fair value of the put option liability was re-measured and was determined to have decreased $315 thousand during the six months period then ended with this amount reflected as a gain and reported as a non-operating income in the accompanying Condensed Consolidated Statement of Income. As of June 30, 2014, the aggregate fair value of this derivative instrument, which is included in the current liabilities section on the Condensed Consolidated Balance Sheet, was $530 thousand. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date. As discussed in Note 12 "Subsequent Events", during the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Six Months Ended June 30, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$69,260	$2,743	$2,981	$19,310	$2,260	$1,353	$549	$4,424	$102,880
Long-lived assets	$314,673	$8,670	$11,503	$750	$68,402	$94	$37,449	$28,816	$470,357

As of and for the Six Months Ended June 30, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$70,898	$3,381	$2,786	$19,840	$1,383	$1,161	$371	$3,750	$103,570
Long-lived assets	$320,353	$9,103	$11,535	$1,007	$69,580	$209	$19,388	$25,020	$456,195

Note 9: Minority Business Investment

In 2012, Ebix acquired a minority 19.8% interest in CurePet for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that has completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet had  previously been a customer of Ebix; during six months ended June 30, 2013 the Company recognized $1.2 million from CurePet, and as of December 31, 2013 there were $1.4 million of outstanding receivable balances due from CurePet in the Company's reported trade accounts receivable. Ebix also had a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet, and the Company had the option of forgoing said revenue share arrangement in exchange for an additional 20.0% equity interest. The Company had been accounting for its minority investment in CurePet using the cost method. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. Also as disclosed in Note 3 "Business Combinations," effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which includes a possible contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. During the six months ended June 30, 2014 the CurePet business generated $325 thousand of revenue which is included in the Company’s  consolidated revenues reported for the same period.

Note 10: Temporary Equity

The $5.0 million of temporary equity reported on the Company's condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013 is in connection with the June 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regard to these shares of Ebix common stock, and as discussed in Note 7 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expired on July 9, 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, and which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," given that the common stock is redeemable for cash at the option of the holders and not within control of the Company, it is presented outside of the stockholders equity section of the Condensed Consolidated Balance Sheet, and is shown as a separate line referred to as "temporary equity" appearing after liabilities, and before the stockholder's equity section, and will remain so until July 2014 when either the put option is exercised or lapsed. As discussed in Note 12 "Subsequent Events" in July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders have since put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration is paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million.

Note 11: Other Liabilities

Other liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Reserve for potential uncertain income tax return positions	$16,608	$12,742
Unfavorable lease liability, long term portion	344	394
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	(5,926)	(8,422)
Other	5	5
Total	$11,031	$4,719

Note 12: Subsequent Events

Entry into a Material Definitive Agreement, Creation of a Direct Financial Obligation

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions Financial Corporation ("Regions") as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.90%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%.

Put Option Exercise

During July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights, which expired on July 9, 2014, with respect to the remaining 209,656 shares of Ebix common stock they still held as part of the purchase consideration conveyed by Ebix when it acquired PlanetSoft in June 2012. Accordingly the shareholders have since put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration is paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million.

Repurchases of Common Stock
On August 8, 2014 the Company purchased 30,600 shares of its outstanding common stock for aggregate consideration in the amount of $403 thousand and at an average rate of $13.18 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" in this quarterly report for the three and six months ended June 30, 2014 on this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2013 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations and shareholder class action lawsuits, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Brazil, and Europe wherein we have significant or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Walnut Creek, San Diego, Fresno, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Herndon, Virginia; Grove City, Ohio; Bohemia, New York; Norwalk, Connecticut: Portland, Michigan, as well as an additional operations office in Atlanta, Georgia. The Company also has operating facilities and offices in Australia, Brazil, New Zealand, the United Kingdom, Canada and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended June 30, 2014 and 2013
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 32.7% and 31.5% of the Company’s total revenue for the six months ended June 30, 2014 and 2013, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Exchanges	$41,350	$40,501	$83,455	$82,187
Broker Systems	4,865	4,766	9,351	9,488
Risk Compliance Solutions (“RCS”), f.k.a Business Process Outsourcing (“BPO”)	3,652	4,013	7,077	8,177
Carrier Systems	1,609	1,724	2,997	3,718
Totals	$51,476	$51,004	$102,880	$103,570

During the three months ended June 30, 2014 our total operating revenues increased $0.5 million or 1%, to $51.5 million as compared to $51.0 million during the second quarter of 2013. The primary reason for the increase in revenues is growth in the Exchange channel revenues which grew in spite of exchange rates impacting revenues negatively quarter over quarter by $0.5 million. Revenues from the two acquisitions made after Q2 2013, namely CurePet and Healthcare Magic were lower than the consulting revenues derived from CurePet in Q2 of 2013. Revenues from CurePet in Q2 2013 were $553 thousand while cumulative revenue from the two acquisitions of Healthcare Magic and CurePet in Q2 of 2014 were $494 thousand.
    With respect to business acquisitions completed during the years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues increased 1.5% for the second quarter of 2014 versus the second quarter of 2013 whereas there was a 0.9% increase in reported revenues for the same comparative period. The pro forma revenue increase was primarily due to growth of our Exchange channel revenues which grew in spite of exchange rate changes which resulted in a decrease of $0.5 million. Correspondingly, the reported revenue for the three months ended June 30, 2014 increased by $0.5 million or 0.9% from the reported revenue during the same period in 2013. The 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for Q2 2013 only includes the revenues from the businesses since the effective date that they were acquired by Ebix, being April 2013 for Qatarlyst, January 2014 for CurePet, and April 2014 for HealthCare Magic. The 2013 pro forma financial information includes a full three months of results for CurePet, Qatarlyst, and HealthCare Magic as if they had been acquired on January 1, 2013.

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

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, decreased $0.4 million or 4%, to $10.0 million in the second quarter of 2014 as compared to $10.4 million in the second quarter of 2013 . This decrease is due reduced facility costs associated with the closure of certain of certain operating locations in accordance with ongoing centralization and cost reduction initiatives.
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $34 thousand or 1%, to $6.8 million during the second quarter of 2014 as compared to $6.7 million during the second quarter of 2013. This comparative increase is primarily due to additional staffing in our India operating facilities.
Sales and Marketing Expenses
Sales and marketing expenses decreased $43 thousand or 1%, to $3.78 million in the second quarter of 2014 as compared to $3.83 million in the second quarter of 2013. This decrease is due to lower personnel related to reduced staffing associated with the de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses increased by $2.8 million or 34%, to $11.1 million in the second quarter of 2014 as compared to $8.3 million in the second quarter of 2013. This comparative year over year increase is partially due to the fact that the second quarter of 2013 was favorably impacted by $5.8 million of reduced earnout contingent liabilities with respect to certain prior business acquisitions. Partially offsetting this year over year expense increase are $1.8 million of reduced legal and auditing professional fees, $963 thousand of reduced personnel costs, and $382 thousand of reduced telecommunications and data center costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased by $0.1 million to $2.4 million in the second quarter of 2014 as compared to $2.5 million in the second quarter of 2013 . This net decrease is primarily due to reduced depreciation expense associated with equipment disposals and certain fully depreciated assets.
Interest Income
Interest income increased $39 thousand or 43%, to $130 thousand in the second quarter of 2014 as compared to $91 thousand in the second quarter of 2013. Interest income increased as a result of increased average cash balances, which increased to $49.1 million during the six months ended June 30, 2014 from $39.0 million during the six months ending June 30, 2013.
Interest Expense
Interest expense decreased $70 thousand or 25%, to $211 thousand in the second quarter of 2014 as compared to $281 thousand in the second quarter of 2013. Interest expense decreased due to the fact that the aggregate average outstanding balance on the Company's revolving credit facility decreased to $19.4 million during the six months ending June 30, 2014 from $36.4 million for the six months ending June 30, 2013.
Non-operating income (loss) - put option
Non-operating loss for the three months ended June 30, 2014 in the amount of $139 thousand pertains to the loss recognized in regards to the increase in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company. The put option, which expired in June 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition. During July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held as part of the purchase consideration conveyed by Ebix when it acquired PlanetSoft in June 2012. Accordingly the shareholders have put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration is paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million which will be remitted during the months of July and August 2014.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the three months ended June 30, 2014 in the amount of $336 thousand primarily pertain to losses recognized upon the remeasurement of certain transactions denominated in currencies other than the functional currency of the respective operating division.

Income Taxes
The Company recognized total income tax expense of $3.33 million for the three months ended June 30, 2014, as compared to $4.0 million for the three months ended June 30, 2013. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this three month period during 2014 was an expense of $1.59 million which is reflective of an 10.87% effective tax rate, as compared to the 8.77% for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the three months ended June 30, 2014 were $1.73 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.

Results of Operations — Six Months Ended June 30, 2014 and 2013
Operating Revenue
During the six months ended June 30, 2014 our total operating revenues decreased $0.7 million or 1%, to $102.9 million as compared to $103.6 million during the same period in 2013. Although portions of our business have experienced some year over year adverse variances in sales activity, the primary reason for the decrease in reported revenue for six months ending June 30, 2014 as compared to the same six month period from 2013 was due to the effect of exchange rate changes. Specifically during the six months ended June 30, 2014 the change in foreign currency exchange rates decreased reported consolidated operating revenues by approximately $(2.3) million. Accordingly when measured on a constant currency basis the Company’s revenue actually increased comparatively by $1.5 million to $105.1 million for the six months ending June 30, 2014 from the reported $103.6 million for six month period ending June 30, 2013. Revenues from the two acquisitions made after June 30, 2013, namely CurePet and Healthcare Magic were lower than the consulting revenues derived from CurePet in the first six months of 2013. Revenues from CurePet in the six months ended June 30, 2013 were $1.2 million thousand while cumulative revenue from the two acquisitions of Healthcare Magic and CurePet in same same period of 2014 were $619 thousand.
With respect to business acquisitions completed during the years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased 0.8% for the six months ended June 30, 2014 versus the same six month period in 2013 whereas there was a 0.7% decrease in reported revenues for the same comparative periods. The cause for the difference between the 0.7% decrease in reported revenue for the six months ended June 30, 2014 versus the same six month period in 2013 revenue, as compared to the 0.8% decrease in pro forma revenue for the same comparative six month periods is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2014 and 2013, specifically CurePet (acquired in January 2014) , Qatarlyst (acquired in April 2013), and HealthCare Magic (acquired in May 2014) with the Company's pre-existing operations. Also the pro forma revenue decrease was due to exchange rate changes which resulted in a decrease of $2.3 million. Furthermore, the 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for the six months ended June 30, 2014 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2013 pro forma financial information includes a full three months of results for CurePet, Qatarlyst, and HealthCare Magic as if they had been acquired on January 1, 2013

The above referenced pro forma information and the relative comparative change in pro forma and actual revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided decreased $0.7 million or 3%, to $19.6 million during the same period of 2014 as compared to$20.2 million during the the six months ended June 30, 2013. This decrease is primarily attributable to reduced facility costs associated with the closure of certain of certain operating locations in accordance with ongoing centralization and cost reduction initiatives.
Product Development Expenses
Product development expenses decreased $0.3 million or 2%, to $13.5 million during the same period of 2014 as compared to $13.8 million during the the six months ended June 30, 2013. This comparative decrease is primarily due to reduced employee compensation and facility costs associated with the realignment of and increased cross-utilization of human resources across the Company.
Sales and Marketing Expenses
Sales and marketing expenses decreased $0.7 million or 8%, to $7.1 million during the six months ended June 30, 2014 as compared to $7.7 million during the same period in 2013. This decrease is due to lower personnel related costs to reduced staffing associated with the de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses increased by $2.7 million or 15%, to $20.9 million during the same period of 2014 as compared to $18.2 million during the the six months ended June 30, 2013. This comparative year over year increase is partially due to the fact that the six month period ending June 30, 2013 was favorably impacted by $5.9 million of reduced earnout contingent liabilities with respect to certain prior business acquisitions, whereas the six month period ending June 30, 2014 contained only $1.8 million of such earnout contingent liability reductions, accounting for a $4.2 million adverse comparative year over year difference. Partially offsetting this year over year expense increase are $1.6 million of reduced legal and auditing professional fees, $525 thousand of reduced personnel costs, and $531 thousand of reduced telecommunications and data center costs. Furthermore, during the six month period ending June 30, 2014 the Company's facilities costs increases $740 thousand and our bad expense for potential doubtful accounts receivable increased by $221 thousand over the same six month period from a year earlier.
Amortization and Depreciation Expenses
Amortization and depreciation expenses remained flat at $5.0 million during the six months ended June 30, 2014 as compared to the same period in 2013. The expense for the six month period ending June 30, 2014 is comprised of $3.7 million of amortization expense associated with acquired intangible assets, and $1.3 million of depreciation expense associated with the Company's fixed assets primarily related to our technology platforms.
Interest Income
Interest income increased $81 thousand or 44%, to $265 thousand during the same period of 2014 as compared to $184 thousand during the the six months ended June 30, 2013. Interest income increased as a result of increased average cash balances, which increased to $49.1 million during the six months ended June 30, 2014 from $39.0 million during the same period of 2013.
Interest Expense
Interest expense decreased $185 thousand or 29%, to $458 thousand during the same period of 2014 as compared to$643 thousand during the the six months ended June 30, 2013. Interest expense decreased due to the fact that the aggregate average outstanding balance on the Company's revolving credit facility decreased to $19.4 million during the six months ending June 30, 2014 from $36.4 million for the six months ending June 30, 2013.
Non-operating income (loss) - put option
Non-operating income for the six months ended June 30, 2014 in the amount of $315 thousand pertains to the gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company. The put option, which expired in June 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition. During July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held as part of the purchase consideration conveyed by Ebix when it acquired PlanetSoft in June 2012. Accordingly the shareholders have put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration is paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.6 million.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the six months ended June 30, 2014 in the amount of $455 thousand primarily pertain to losses recognized upon the remeasurement of certain transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company recognized total income tax expense of $7.5 million for the six months ended June 30, 2014, as compared to $5.6 million for the same period in 2013. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this six month period during 2014 was an expense of $3.96 million which is reflective of an 10.87% effective tax rate, as compared to the 8.77% for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the six months ended June 30, 2014 were $3.87 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
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
Our cash and cash equivalents were $32.9 million and $56.7 million at June 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents balance has decreased by $23.8 million since year end 2013, primarily as a result of $15.0 million paid down against our revolving line of credit with syndicated commercial banking facility and $12.5 million used to purchase a new headquarters building facility in the Atlanta metropolitan area. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 8, 2014 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$13,307	$204	$1,547	$3,879	$1,536	$647	$10,261	$3,151	$15	$34,547
Our current ratio decreased to 1.18 at June 30, 2014 from 1.54 at December 31, 2013 and our corresponding working capital position also has decreased to $12.6 million at June 30, 2014 from $35.7 million at the end of the 2013. Our short-term liquidity position has been reduced primarily due to decreased cash balances, and increased current short-term debt and revolving line of credit obligations associated with our amended syndicated commercial banking facility. The Company's accounts receivable Days Sales Outstanding ("DSO") stood at 71 days at June 30, 2014 and reflects a decrease of 3 days from March 31, 2014 but a 3 day increase from the second quarter of 2013. The DSO has recently improved primarily due the decrease in the aging of customer receivables within our U.S. and Australian operations. We believe that Ebix's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company executes accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the six months ended June 30, 2014 the Company completed two business acquisitions CurePet effective January 27, 2014 and Healthcare Magic effective May 21, 2014. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and as a no actual cash outlay was made by the Company.
HealthCare Magic Private Limited ("HealthCare Magic") was acquired on May 21, 2014. HealthCare Magic is a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of 4.83 million. The Company funded the HealthCare Magic acquisition from available cash reserves on hand.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2014, the total of these contingent liabilities was $17.21 million, of which $17.07 million is reported in long-term liabilities, and $0.14 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $14.4 million, of which $10.3 million is reported in long-term liabilities, and $4.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $28.6 million for the six months ended June 30, 2014. The primary components of the cash provided by operations during the six months period consisted of net income of $29.0 million, net of $0.2 million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $5.0 million of depreciation and amortization, $(1.8) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, $(0.5) million of working capital requirements primarily associated with increased outstanding trade accounts receivable, reduced trade payables, and reduced deferred revenues, and a $(4.2) million payment in satisfaction of the securities litigation settlement obligation, and $0.9 million of non-cash share-based compensation. During the six months ended June 30, 2014 the Company made $6.8 million of tax payments including $4.7 million of minimum alternative tax payments in India, which is a component of deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Net cash provided by our operating activities was $24.8 million for the six months ended June 30, 2013. The primary components of the cash provided by operations during that prior year six months period consisted of net income of $30.9 million, net of $1.7 million of net non-cash losses recognized on derivative instruments and foreign currency exchange, $5.0 million of depreciation and amortization, $(13.7) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and deferred tax assets and reduced deferred revenues, and $996 thousand of non-cash share-based compensation.

Investing Activities
Net cash used for investing activities during the six months ended June 30, 2014 was $22.5 million, of which of $12.5 million was used for the acquisition of a building and land for our new global corporate headquarters in the Atlanta metropolitan area, $5.9 million was used for the acquisition of Healthcare Magic (net of cash acquired), $2.3 million was used for the payment of an earnout obligation in connection with our 2012 acquisition of Taimma, $1.4 million of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $0.6 million for the purchase of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the six months ended June 30, 2013 was $8.1 million, of which $4.7 million was used for the acquisition of Qatarlyst (net of cash acquired), $2.3 million was used for the payment of an earnout obligation in connection with our 2012 acquisition of Taimma, $727 thousand was used for the payment of an earnout obligation in connection with our 2010 acquisition of USIX, and $652 thousand was used for capital expenditures. Partially offsetting these investment cash outflows was $225 thousand of net cash in-flow from maturities of marketable securities, net of purchases.

Financing Activities
During the six months ended June 30, 2014 net cash used by financing activities was $30.7 million which primarily consisted of a $15.0 million principal payment against our revolving line of credit, $4.8 million of principal repayments against our term loan facility with Citibank, $5.8 million used to pay a quarterly dividend to our common stockholders, $2.2 million used to repurchase shares of our common stock, $3.2 million pertained to the excess tax benefits associated with share-based compensation and $424 thousand was used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $788 thousand of proceeds from the exercise of stock options.

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
Commercial Bank Financing Facility

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Regions Financial Corporation ("Regions") as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.90%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%.

On May 19, 2014, Ebix, Inc. (the “Company”) and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amends the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amends the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and to zero as of September 30, 2014. Additionally, the Company will make, in addition to the scheduled principal payments otherwise required, a prepayment of principal on the term loans under the Credit Agreement in the aggregate principal amount of $5.0 million on December 31, 2014.

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. The interest rate applicable to the Regions Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.65%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The underlying financing agreement contains financial covenants regarding the Company's annualized EBITDA, fixed charge coverage ratio, and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt, the aggregate amount of repurchases of the

Company's equity shares, the payment of cash dividends, and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At June 30, 2014, the outstanding balance on the Company's revolving line of credit with Citibank was $7.8 million and the facility carried an interest rate of 1.65%. During the six months ended June 30, 2014, $15.0 million payments were made against the revolving line of credit. This balance is included in the current liabilities section of the Condensed Consolidated Balance Sheet. During the six months ended June 30, 2014, the average outstanding balance on the revolving line of credit was $19.4 million and the maximum outstanding balance was $22.8 million.
At June 30, 2014, the outstanding balance on the Company's term loan with Citibank was $27.13 million of which $18.75 million is due within the next twelve months. This term loan also carried an interest rate of 1.65%. During the six months ended June 30, 2014, $4.8 million of scheduled payments were against the existing term loan with Citibank. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheet, the amounts of which were $18.75 million and $8.38 million, respectively, at June 30, 2014.
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
Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process first involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2014 and 2013 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive income within stockholders’ equity, were unrealized gain (losses) of $2.6 million and $(4.1) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2014 the Company had $36.5 million of outstanding debt obligations which consisted of a $7.8 million balance on our commercial banking revolving line of credit, a $27.1 million secured term loan, and a $1.6 million in secured promissory note payable. The Company's revolving line of credit and secured term loan bear interest at the rate of LIBOR plus 1.50%, and stood at 1.65% at June 30, 2014. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $13 thousand and $21 thousand for the six months ended June 30, 2014 and 2013, respectively. The Company's average cash balances during the six months ended June 30, 2014 were $49.1 million and its existing cash balances as of June 30, 2014 were $32.9 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $53 thousand and $37 thousand for the six months ended June 30, 2014 and 2013, respectively.
In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expired on June 30, 2014, is exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes valuation model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put option, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. During July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held as part of the purchase consideration conveyed by Ebix when it acquired PlanetSoft in June 2012, Accordingly the shareholders have put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration is paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration to be paid by the Company in connection with the exercise of these put options will be $3.60 million.
There were no other material changes to our market risk exposure during the six months ended June 30, 2014 and 2013. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2013 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS
Between July 14, 2011 and July 21, 2011, securities class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of New York and in the United States District Court for the Northern District of Georgia. The complaints assert claims against (i) the Company and the Company's CEO and CFO for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the Company's CEO and CFO as alleged controlling persons. The complaints generally allege false statements in earnings reports, SEC filings, press releases, and other public statements that allegedly caused the Company's stock to trade at artificially inflated prices. Plaintiffs seek an unspecified amount of damages. The New York action has been transferred to Georgia and has been consolidated with the Georgia action, now styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). The parties have reached a mutually acceptable agreement to resolve this action for a cash payment of $6.5 million to be funded by both the Company and its insurance carrier. As previously disclosed, the Company recorded a contingent liability and recognized a charge against earnings in the amount of $4.23 million ($2.63 million net of the associated tax benefit) as part of this settlement. Following a final fairness hearing on June 5, 2014, the Court entered the Final Order and Judgment Approving the Class Action Settlement and Plan of Allocation and Certifying the Settlement Class on June 11, 2014, and the Final Order and Judgment Awarding Attorneys’ Fees, an Incentive Award, and Reimbursement of Expenses on June 13, 2014. The time for appeal has passed and no appeals were filed. This matter is now concluded.
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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan.The Company denies any liability and intends to defend the action vigorously.
The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company cooperated with Microsoft in an audit of all of the Company's Microsoft licenses. The current deadline to respond to the Amended Complaint is September 8, 2014. The Company denies any liability and intends to defend the action vigorously.
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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2014, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased		Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2013	5,707,026	—	5,707,026	$—	$102,885,000
January1, 2014 to March 31, 2014	137,071		137,071	$16.29	$100,652,000
April 1, 2014 to April 30, 2014	—		—	$—	$100,652,000
May 1, 2014 to May 31, 2014	—		—	$—	$100,652,000
June 1, 2014 to June 30, 2014	—		—	$—	$100,652,000
Total	5,844,097		5,844,097		$100,652,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of June 30, 2014 the Company has approximately $652 thousand remaining in this share repurchase authorization. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

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

Ebix, Inc.
Date:	August 11, 2014	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2014	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
10.9*
Third Amendment to Credit Agreement, dated as of April 26, 2012, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, Citibank N.A. as administrative agent, and Citibank N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders (filed as Exhibit 10.46 to the Company's Current Report on Form 8-K dated May 1, 2012).

10.10
Credit Agreement, dated as of August 5, 2014, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, Regions Financial Corporation as administrative agent, and Regions Capital Markets, MUFG Union Bank N.A. and Silicon Valley Bank as joint lenders (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K dated August 11, 2014).

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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.