Form 10-Q
period 2014-09-30
EBIX INC
filed 2014-11-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2014 the number of shares of common stock outstanding was 36,677,663.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2014	2013	2014	2013
Operating revenue	$50,808	$50,293	$153,688	$153,863

Operating expenses:
Cost of services provided	10,275	10,136	29,851	30,385
Product development	6,779	6,625	20,230	20,384
Sales and marketing	3,559	4,024	10,644	11,763
General and administrative, net (see Note 3)	6,008	8,448	26,917	26,672
Amortization and depreciation	2,449	2,459	7,442	7,459
Total operating expenses	29,070	31,692	95,084	96,663

Operating income	21,738	18,601	58,604	57,200
Interest income	61	159	326	343
Interest expense	(392)	(318)	(850)	(961)
Non-operating (loss)/income - put options	(19)	93	296	(1,250)
Non-operating expense - securities litigation	(350)	(4,226)	(350)	(4,226)
Foreign currency exchange gain (loss)	987	(33)	532	(326)
Income before income taxes	22,025	14,276	58,558	50,780
Income tax expense	(4,010)	(1,133)	(11,547)	(6,751)
Net income	$18,015	$13,143	$47,011	$44,029

Basic earnings per common share	$0.47	$0.35	$1.23	$1.18

Diluted earnings per common share	$0.47	$0.34	$1.22	$1.14

Basic weighted average shares outstanding	38,050	37,919	38,264	37,435

Diluted weighted average shares outstanding	38,253	38,451	38,499	38,676

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$18,015	$13,143	$47,011	$44,029
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,546)	1,670	$(1,947)	(2,426)
Total other comprehensive income (loss)	(4,546)	1,670	(1,947)	(2,426)
Comprehensive income	$13,469	$14,813	$45,064	$41,603

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$47,350	$56,674
Short-term investments	1,326	801
Trade accounts receivable, less allowances of $1,609 and $1,049, respectively	38,361	39,070
Deferred tax asset, net	997	256
Other current assets	6,251	5,548
Total current assets	94,285	102,349

Property and equipment, net	22,648	8,528
Goodwill	350,255	337,068
Intangibles, net	46,504	50,734
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	15,003	12,194
Other assets	4,890	3,682
Total assets	$564,472	$545,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,138	$17,818
Accrued payroll and related benefits	4,251	6,482
Short term debt	—	13,062
Current portion of long term debt and capital lease obligations, net of discount of $14 and $10, respectively	724	827
Current deferred rent	230	254
Contingent liability for accrued earn-out acquisition consideration	564	4,137
Liability – securities litigation settlement	—	4,226
Put option liability	—	845
Deferred revenue	18,575	18,918
Other current liabilities	84	106
Total current liabilities	35,566	66,675

Revolving line of credit	63,465	22,840
Long term debt and capital lease obligations, less current portion, net of discount of $8 and $38, respectively	898	20,124
Other liabilities	15,895	4,719
Contingent liability for accrued earn-out acquisition consideration	10,286	10,283
Deferred revenue	144	391
Long term deferred rent	1,848	2,185
Total liabilities	128,102	127,217

Commitments and Contingencies, Note 5

Temporary equity, Note 10	—	5,000

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—

Common stock, $0.10 par value, 60,000,000 shares authorized, 37,191,888 issued and 37,151,379 outstanding at September 30, 2014 and 38,088,391 issued and 38,047,882 outstanding at December 31, 2013	3,715	3,805
Additional paid-in capital	151,039	164,216
Treasury stock (40,509 shares as of September 30, 2014 and December 31, 2013)	(76)	(76)
Retained earnings	295,933	257,574
Accumulated other comprehensive loss	(14,241)	(12,294)
Total stockholders’ equity	436,370	413,225
Total liabilities and stockholders’ equity	$564,472	$545,442
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2013	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$413,225
Net income	—	—	—	—	—	47,011	—	47,011
Cumulative translation adjustment	—	—	—	—	—	—	(1,947)	(1,947)
Repurchase and retirement of common stock	(1,178,662)	(118)			(17,247)			(17,365)
Vesting of restricted stock	44,117	4	—	—	(4)	—	—	—
Exercise of stock options	450,000	45	—	—	743	—	—	788
Share based compensation	—	—	—	—	1,333	—	—	1,333
Shares reaquired in connection with put option	(209,656)	(21)	—	—	(2,965)	—	—	(2,986)
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,302)	—	—	—	(37)	—	—	(37)
Reclassification of shares previously reported as temporary equity in connection with an acquisition	—	—	—	—	5,000	—	—	5,000
Dividends paid	—	—	—	—	—	(8,652)	—	(8,652)
Balance, September 30, 2014	37,191,888	$3,715	(40,509)	$(76)	$151,039	$295,933	$(14,241)	$436,370
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$47,011	$44,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,442	7,459
Provision (benefit) for deferred taxes	(1,810)	(4,682)
Share based compensation	1,333	1,481
Provision for doubtful accounts	1,083	1,361
Debt discount amortization on promissory note payable	26	32
Unrealized foreign exchange (gain)	(256)	(94)
(Gain) loss on put option	(296)	1,250
Reduction of acquisition earnout accruals	(7,533)	(10,253)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,901)	(4,562)
Other assets	(3,977)	845
Accounts payable and accrued expenses	(8,064)	(2,568)
Accrued payroll and related benefits	1,027	(1,205)
Deferred revenue	(704)	(2,802)
Deferred rent	(272)	(60)
Reserve for potential uncertain income tax return positions	9,337	3,405
Liability - securities litigation settlement payment	(3,868)	4,226
Other liabilities	(188)	(86)
Net cash provided by operating activities	38,390	37,776

Cash flows from investing activities:
Acquisition of Qatarlyst, net of cash acquired	—	(4,740)
Acquisition of HealthCare Magic, net of cash acquired	(5,856)	—
Acquisition of CurePet, Inc., net of cash acquired	3	—
Payment of acquisition earn-out contingency, Taimma	(2,250)	(2,250)
Payment of acquisition earn-out contingency, USIX	—	(727)
Maturities of marketable securities	—	104
Purchases of marketable securities	(595)	—
Capital expenditures	(15,922)	(887)
Net cash used in investing activities	(24,620)	(8,500)

Cash flows from financing activities:
Proceeds from / (Repayments) on revolving line of credit, net	40,625	(15,000)
Principal payments of term loan obligation	(31,938)	(6,531)
Repurchases of common stock	(16,482)	(2,492)
Excess tax benefit from share-based compensation	(3,200)	—
Proceeds from the exercise of stock options	788	1,425
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(37)	(916)
Dividend payments	(8,652)	(2,794)
Shares reaquired in connection with put option	(3,535)	—
Principal payments of debt obligations	(336)	(636)
Payments of capital lease obligations	(144)	(221)
Net cash used in financing activities	(22,911)	(27,165)
Effect of foreign exchange rates on cash	(183)	(1,671)
Net change in cash and cash equivalents	(9,324)	440
Cash and cash equivalents at the beginning of the period	56,674	36,449
Cash and cash equivalents at the end of the period	$47,350	$36,889
Supplemental disclosures of cash flow information:
Interest paid	$802	$901
Income taxes paid	$10,782	$13,009
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

During the nine months ended September 30, 2014 there were 2,302 shares, totaling $37 thousand, forfeited to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vesting.

As of September 30, 2014 there were 62,595 shares totaling $883 thousand of share repurchases that were not settled until October 2014.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 32.8% and 31.5% of the Company’s total revenue for the nine months ended September 30, 2014 and 2013, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Exchanges	$41,757	$40,554	$125,212	$122,741
Broker Systems	4,511	4,390	13,862	13,878
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	3,346	3,604	10,423	11,781
Carrier Systems	1,194	1,745	4,191	5,463
Totals	$50,808	$50,293	$153,688	$153,863
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated December 31, 2013 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassification—The change in reserve for potential uncertain income tax return positions had been previously netted against the provision for deferred taxes line in the consolidated statements of cash flows, it is now shown separately. Also, beginning in 2014 the Company has applied the new provisions under Financial Accounting Standard ("FAS") update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists and as more fully described in Note 6 "Income Taxes". A portion of potential uncertain income tax return positions previously reported in "Other Liabilities" on the condensed consolidated balance sheets are now netted against the "Deferred tax asset, net" line in the long term asset section of the condensed consolidated balance sheets.
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

As of September 30, 2014 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited consolidated balance sheet at September 30, 2014 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit with Regions Financial Corporation. The estimated fair value of such instruments at September 30, 2014 and December 31, 2013, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,326	$1,326	$—	$—
Total assets measured at fair value	$1,326	$1,326	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	10,850	—	—	10,850
Total liabilities measured at fair value	$10,850	$—	$—	$10,850

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2014 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$801	801	$—	$—
Total assets measured at fair value	$801	$801	$—	$—

Liabilities
Derivatives:
Common share-based put option (b)	$845	$—	845	$—
Contingent accrued earn-out acquisition consideration (a)	14,420	—	—	14,420
Total liabilities measured at fair value	$15,265	$—	$845	$14,420

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
(b) In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to the PlanetSoft's three shareholders. The put option, which expired in July 9, 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the closing of the business acquisition, which if exercised would enable the PlanetSoft shareholders to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. During the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration paid by the Company in connection with the exercise of these put options was $3.6 million.

* During the twelve months ended December 31, 2013 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2014 and during the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, September 30, 2014	Balance, December 31, 2013
	(in thousands)

Beginning balance	$14,420	$17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(7,533)	(10,253)
Foreign currency translation adjustments ***	(228)	730

Acquisitions and settlements
Business acquisitions	6,441	9,425
Settlement payments	(2,250)	(2,977)

Ending balance	$10,850	$14,420

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$(6,540)	$(9,954)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (TriSystems, Qatarlyst, CurePet, and HealthCare Magic acquisitions)	$10,850	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, Planetsoft, TriSystems, and Qatarlyst acquisitions)	$14,420	Discounted cash flow	Projected revenue and probability of achievement

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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $29.4 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable in the amount of $1.6 million, and $10.6 million of unbilled receivables. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $7.5 million of deferred revenue is included in billed accounts receivable at September 30, 2014. The Company recognized and recorded bad debt expense in the amount of $336 thousand and $1.1 million for the three and nine-month periods ended September 30, 2014 and $834 thousand and $1.4 million for the three and nine-month periods ended September 30, 2013, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 and the year ended December 31, 2013 are reflected in the following table. Goodwill increased during this period due to the two business acquisitions that were made in January and May, and as more fully described in Note 3 "Business Combinations".

	September 30, 2014	December 31, 2013
	(In thousands)
Beginning Balance	$337,068	$326,748
Additions	14,353	11,136
Foreign currency translation adjustments	(1,166)	(816)
Ending Balance	$350,255	$337,068
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$62,974	$62,408
Developed technology	15,000	14,630
Trademarks	2,773	2,646
Non-compete agreements	759	538
Backlog	140	140
Database	212	212
Total intangibles	81,858	80,574
Accumulated amortization	(35,354)	(29,840)
Finite-lived intangibles, net	$46,504	$50,734

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.9 million and $5.6 million for the three and nine months ended September 30, 2014 and $1.9 million and $5.4 million for the three and nine months ended September 30, 2013, respectively.
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

In February 2013 The FASB has issued Accounting Standards Update (ASU) No. 2013-02, "Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses may later be reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments requires an organization to:
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
The amendments were effective for reporting periods beginning after December 15, 2012 for public companies. Early adoption was permitted. The Company adopted this new standard in 2013 and it did not have effect on its financial statements.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$18,015	$13,143	$47,011	$44,029
Basic Weighted Average Shares Outstanding	38,050	37,919	38,264	37,435
Dilutive effect of stock options and restricted stock awards	203	532	235	1,241
Diluted weighted average shares outstanding	38,253	38,451	38,499	38,676
Basic earnings per common share	$0.47	$0.35	$1.23	$1.18
Diluted earnings per common share	$0.47	$0.34	$1.22	$1.14

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the nine months ended September 30, 2014, the Company completed two business acquisitions. The first being CurePet, Inc. ("CurePet") effective January 27, 2014. Previously Ebix had a minority investment in CurePet, which is more fully described in Note 9. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. The valuation and purchase price allocation for the CurePet acquisition remains preliminary and will be finalized prior to December 31, 2014.
The other business acquisition completed during the nine months ended September 30, 2014 was HealthCare Magic Private Limited ("HealthCare Magic") which was acquired on May 21, 2014. HealthCare Magic is a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $4.72 million. The Company funded the HealthCare Magic acquisition from available cash reserves on hand. The valuation and purchase price allocation for the HealthCare Magic acquisition is considered preliminary and will be finalized prior to December 31, 2014.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended September 30, 2014 and 2013 these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $5.8 million and $4.1 million, respectively, and during the nine months ended September 30, 2014 and 2013 these contingent liabilities were reduced by $7.5 million and $10.3 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of September 30, 2014, the total of these contingent liabilities was $10.85 million, of which $10.29 million is reported in long-term liabilities, and $564 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $14.42 million, of which $10.28 million is reported in long-term liabilities, and $4.14 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the nine months ended September 30, 2013 and September 30, 2014, which includes the acquisitions of Qatarlyst, CurePet, and HealthCare Magic as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2014 and 2013 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for the three and nine months ended September 30, 2014 only include the operating results from the businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ending September 30, 2014		Nine Months Ending September 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$50,808	$50,808	$50,293	$50,697	$153,688	$154,227	$153,863	$154,997
Net Income	$18,015	$18,015	$13,143	$12,587	$47,011	$46,975	$44,029	$43,430
Basic EPS	$0.47	$0.47	$0.35	$0.33	$1.23	$1.23	$1.18	$1.16
Diluted EPS	$0.47	$0.47	$0.34	$0.33	$1.22	$1.22	$1.14	$1.12

In the above table, the unaudited pro forma revenue for the three months ended September 30, 2014 increased by $111 thousand from the unaudited pro forma revenue during the same period in 2013 of $50.7 million to $50.8 million, representing a 0.2% increase. Correspondingly, the reported revenue for the three months ended September 30, 2014 increased by $515 thousand or 1.0% from the reported revenue during the same period in 2013. The unaudited pro forma revenue for the nine months ended September 30, 2014 decreased by $770 thousand from the unaudited pro forma revenue during the same period in 2013 of $155.0 million to $154.2 million, representing a 0.5% decrease. The pro forma revenue decrease was primarily due to exchange rate changes which resulted in a decrease of $2.1 million. Correspondingly, the reported revenue for the nine months ended September 30, 2014 decreased by $175 thousand or 0.1% from the reported revenue during the same period in 2013.

Note 4: Debt with Commercial Bank

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions Financial Corporation ("Regions") as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.94%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of September 30, 2014 the Company's consolidated balance sheet includes $1.37 million of remaining deferred financing costs.

On May 19, 2014, Ebix and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amended the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amended the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and was paid in full on August 5, 2014 upon the undertaking of the aforementioned new loan facility with Regions.

On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing was comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.65%. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility is used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this credit facility, and was gong to amortize these costs into interest expense over the four-year life of the credit agreement. As of September 30, 2014 the Company's remaining deferred financing costs in the amount of $310 thousand in connection with that loan were fully amortized and recognized as an expense.

At September 30, 2014, the outstanding balance on the revolving line of credit under the Regions Secured Syndicated Credit Facility was $63.47 million and the facility carried an interest rate of 1.94%. During the nine months ended September 30, 2014, $15.0 million payments were made against the revolving line of credit previously with Citibank. The new revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months period ended September 30, 2014, the average and maximum outstanding balances on our revolving line of credit facilities were $23.6 million and $63.5 million, respectively.
    At September 30, 2014, the outstanding balance on the term loan with Citibank was $0 million as it was paid in full upon the undertaking of the aforementioned new loan facility with Regions. During the nine months ended September 30, 2014, $7.6 million of scheduled payments were made against the existing term loan.

Note 5: Commitments and Contingencies
Contingencies-In connection with the shareholder class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.), which as previously disclosed was settled earlier this year and is now concluded, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the now settled shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case was stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Federal Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Federal Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman

Sachs & Co. On September 23, 2014, following several months of extensive arms-length negotiations, the parties to both the Federal Court and Fulton Superior Court derivative actions entered into a Stipulation of Settlement, which, together with the exhibits annexed thereto, sets forth the terms and conditions for a proposed settlement of both the derivative actions and for dismissal of both the derivative actions with prejudice upon the terms and conditions set forth therein. On September 30, 2014, the Federal Court entered an Order preliminarily approving the proposed settlement. A hearing to determine whether the Federal Court should issue an Order granting final approval of the proposed settlement has been scheduled for December 2, 2014. As part of the settlement, the Company has agreed to adopt, implement, and/or maintain certain corporate governance measures and to pay attorneys’ fees and expenses to Plaintiffs’ Counsel, if such fees and expenses are approved by the Federal Court, in an amount not to exceed $690 thousand.
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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. The parties are presently discussing future case scheduling. The Company denies any liability and intends to defend the action vigorously.
The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company cooperated with Microsoft in an audit of all of the Company's Microsoft licenses. The parties have reached a confidential settlement and, on September 18, 2014, filed a Notice of Confidential Settlement in Principle and Stipulated Motion for 45-Day Extension of Time to finalize the various provisions of the settlement, which was granted by Order dated September 19, 2014. On October 13, 2014, the parties filed a Joint Stipulation of Dismissal with prejudice.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2019, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2014 and 2013. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2014 and 2013 was $4.9 million and $4.9 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2014, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $302 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2014, is $2.9 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which will affect are various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014, and will expire for our other facilities in the years 2015 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate.
The Company recognized total income tax expense in the amount of $11.55 million for the nine months ended September 30, 2014. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this nine month period during 2014 was an expense of $5.12 million which is reflective of a 9.95% effective tax rate, as compared to the 8.98%, also exclusive of discrete items, for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the nine months ended September 30, 2014 were $9.34 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $2.62 million benefit associated with reconciling the tax payable liability accounts for certain of our foreign subsidiaries to the income tax returns filed in those jurisdictions, and a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
At September 30, 2014, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $46.0 million which are available to offset future U.S. federal and certain state income taxes. In addition the Company has approximately $42.0 million of NOL's available in the United Kingdom related to the acquisition of Qatarlyst to offset future taxable income in that country. There is currently a full valuation allowance set up against 100% of these NOL’s in the United Kingdom. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carry-forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations. There is an open federal income tax audit for taxable years 2008 through 2011. In connection with this open audit, the Company has responded to all information requests from the IRS. There has been no formal identification of deficiencies or assessments to date. Regarding our foreign operations as of December 31, 2013, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2007 to 2013), Singapore and Brazil (2009 to 2013), New Zealand (2011 to 2013), India (2010 to 2013) and Great Britain (2012 and 2013).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of September 30, 2014 the Company’s Condensed Consolidated Balance Sheet includes a liability of $22.08 million for unrecognized tax benefits which is included in other long term liabilities before applying the offset provision required by the application of Notice 2013-11. During the nine months ended September 30, 2014 there were $9.34 million of additions to this liability reserve. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Beginning Balance	$12,742	$5,925
Additions for tax positions related to current year	263	6,546
Additions for tax positions of prior years	9,074	271
Reductions for tax position of prior years	—	—
Ending Balance	$22,079	$12,742
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of September 30, 2014 and December 31, 2013 approximately $2.54 million and $1.05 million, respectively, of estimated interest and penalties is also included in other long term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

The Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. This provision has been applied and $6.50 million and $8.42 million of unrecognized tax benefits have been applied against NOL carryforward amounts as of September 30, 2014 and December 31, 2013, respectively.

Note 7: Derivative Instruments
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expired on July 9, 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would enable the PlanetSoft shareholders to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. The Company has classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date, as a Level 2 instrument (i.e. wherein fair value is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date. During the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration, which included one month of interest, paid by the Company in connection with the exercise of these put options was $3.6 million.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Nine Months Ended September 30, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$103,225	$4,206	$4,961	$28,247	$3,194	$2,008	$1,112	$6,735	$153,688
Long-lived assets	$316,810	$8,233	$10,391	$652	$68,113	$77	$38,625	$27,286	$470,187

As of and for the Nine Months Ended September 30, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$105,471	$4,977	$4,205	$28,955	$2,301	$1,702	$540	$5,712	$153,863
Long-lived assets	$310,481	$9,247	$11,488	$817	$69,281	$107	$19,319	$28,145	$448,885

Note 9: Minority Business Investment

In 2012, Ebix acquired a minority 19.8% interest in CurePet for cash consideration in the amount of $2.0 million. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet had  previously been a customer of Ebix; during nine months ended September 30, 2013 the Company recognized $1.2 million from CurePet, and as of December 31, 2013 there were $1.4 million of outstanding receivable balances due from CurePet in the Company's reported trade accounts receivable. Ebix also had a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet, and the Company had the option of forgoing said revenue share arrangement in exchange for an additional 20.0% equity interest. The Company had been accounting for its minority investment in CurePet using the cost method. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. Also as disclosed in Note 3 "Business Combinations," effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million which includes a possible contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. During the nine months ended September 30, 2014 the CurePet business generated $325 thousand of revenue which is included in the Company’s consolidated revenues reported for the same period.

Note 10: Temporary Equity

The $5.0 million of temporary equity reported on the Company's condensed consolidated balance sheet as of December 31, 2013 is in connection with the June 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regard to these shares of Ebix common stock, and as discussed in Note 7 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expired on July 9, 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, and which if exercised would enable the PlanetSoft shareholders to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represents the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," given that the common stock is redeemable for cash at the option of the holders and not within control of the Company, it was presented outside of the stockholders equity section of the Condensed Consolidated Balance Sheet, and is shown as a separate line referred to as "temporary equity" appearing after liabilities, and before the stockholder's equity section. In July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders have since put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration was paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration, which included interest, paid by the Company in connection with the exercise of these put options was $3.6 million.

Note 11: Other Liabilities

Other liabilities at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Reserve for potential uncertain income tax return positions	$22,079	$12,742
Unfavorable lease liability, long term portion	319	394
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	$(6,504)	$(8,422)
Other	1	5
Total	$15,895	$4,719

Note 12: Subsequent Events

Repurchases of Common Stock
Since September 30, 2014 and through November 10, 2014 the Company has re-purchased an additional 473,910 shares of its outstanding common stock for aggregate cash consideration in the amount of $6.5 million and at an average rate of $13.71 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities, and draws from the Company's revolving line of credit with our syndicated commercial banking facility.
Business Acquisition
Effective November 3, 2014 Ebix acquired Connecticut based Vertex, Incorporated ("Vertex") in a share purchase agreement for total cash purchase consideration in the amount of $27 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twelve month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix's goal with this business acquisition is to establish a non-aligned worldwide strategic management consulting practice targeted at the insurance, healthcare and financial industries all across the world. Under the terms of the agreement, Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix, with no Ebix shares being issued.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" in this quarterly report for the three and nine months ended September 30, 2014 on this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2013 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Latin America, and Europe wherein we have significant and/or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transaction processing in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
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
Results of Operations — Three Months Ended September 30, 2014 and 2013
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 32.8% and 31.5% of the Company’s total revenue for the nine months ended September 30, 2014 and 2013, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Exchanges	$41,757	$40,554	$125,212	$122,741
Broker Systems	4,511	4,390	13,862	13,878
Risk Compliance Solutions (“RCS”), f.k.a Business Process Outsourcing (“BPO”)	3,346	3,604	10,423	11,781
Carrier Systems	1,194	1,745	4,191	5,463
Totals	$50,808	$50,293	$153,688	$153,863

During the three months ended September 30, 2014 our total operating revenues increased $0.5 million or 1%, to $50.8 million as compared to $50.3 million during the third quarter of 2013. The primary reason for the increase in revenues is growth in our Exchange and Broker Systems channels which grew $1.3 million due to expansion in our domestic and foreign businesses. The Company’s Asia-Pacific revenues were negatively impacted by approximately $1 million sequentially in the property and casualty insurance area as compared to the second quarter in 2014, due to some temporary seasonality in these markets in this period of the year.
    With respect to business acquisitions completed during the years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues increased 0.2% for the third quarter of 2014 versus the third quarter of 2013 whereas there was a 1.0% increase in reported revenues for the same comparative period. Correspondingly, the reported revenue for the three months ended September 30, 2014 increased by $0.5 million or 1.0% from the reported revenue during the same period in 2013. The 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for Q3 2013 only includes the revenues from the businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, and April 2014 for HealthCare Magic. The 2013 pro forma financial information includes a full three months of results for CurePet and HealthCare Magic as if they had been acquired on January 1, 2013.

The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $139 thousand or 1%, to $10.28 million in the third quarter of 2014 as compared to $10.14 million in the third quarter of 2013. This increase is due to higher consulting and support service fees associated with the Company's increased revenues.
Product Development Expenses
The Company’s product development efforts are focused on the development of new operating technologies and services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $154 thousand or 2%, to $6.8 million during the third quarter of 2014 as compared to $6.6 million during the third quarter of 2013. This comparative increase is primarily due to additional staffing in our India operating facilities.

Sales and Marketing Expenses
Sales and marketing expenses decreased $465 thousand or 12%, to $3.56 million in the third quarter of 2014 as compared to $4.02 million in the third quarter of 2013. This decrease is due to lower personnel related to reduced staffing associated with the de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses decreased by $2.4 million or 29%, to $6.0 million in the third quarter of 2014 as compared to $8.4 million in the third quarter of 2013. This comparative year over year decrease is primarily due to a $5.8 million reduction of earnout contingent liabilities recognized during the third quarter of 2014 with respect to certain prior business acquisitions, as compared to $4.1 million of such earnout contingent liability reductions recognized in the third quarter of 2013. Also, contributing to the year over year reduction in general and administrative expenses is $580 thousand of lower legal fees.
Amortization and Depreciation Expenses
Amortization and depreciation expenses essentially remained flat at $2.45 million in the third quarter of 2014 as compared to $2.46 million in the third quarter of 2013. $1.9 million of this expense pertains to the amortization of intangible assets acquired in connection with previous business combinations and $589 thousand pertains to depreciation expense associated with equipment used in our operating activities.
Interest Income
Interest income decreased $98 thousand or 62%, to $61 thousand in the third quarter of 2014 as compared to $159 thousand in the third quarter of 2013. Interest income decreased as a result of a year over year decrease in interested bearing cash balances and short-term investments within our foreign operations.
Interest Expense
Interest expense increased $74 thousand or 23%, to $392 thousand in the third quarter of 2014 as compared to $318 thousand in the third quarter of 2013. Interest expense increased due to the increase in the interest rate on our debt facilities.
Non-operating income (loss) - put option
The non-operating loss for the three months ended September 30, 2014 in the amount of $19 thousand pertains to the gain recognized in regards to the decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company. The put option, which expired in June 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition. During July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held as part of the purchase consideration conveyed by Ebix when it acquired PlanetSoft in June 2012. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus one month of interest. The total consideration which included interest, paid by the Company in connection with the exercise of these put options was $3.6 million.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the three months ended September 30, 2014 in the amount of $987 thousand pertain to $771 thousand of gains recognized upon the remeasurement of certain outstanding transactions and $215 thousand of gains realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which will affect are various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014, and will expire for our other facilities in the years 2015 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate.
The Company recognized total income tax expense of $4.0 million for the three months ended September 30, 2014, as compared to $1.1 million for the three months ended September 30, 2013. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this three month period during 2014 was an expense of $1.16 million which is reflective of an 9.95% effective tax rate, as compared to the 8.98%, also exclusive of discrete items, for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the three months ended September 30, 2014 were $5.40 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $2.62 million benefit associated with reconciling the tax payable liability accounts for certain of our foreign subsidiaries to the income tax returns filed in those jurisdictions, and a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
Results of Operations — Nine Months Ended September 30, 2014 and 2013
Operating Revenue
During the nine months ended September 30, 2014 our total operating revenues decreased $0.2 million or 0%, to $153.7 million as compared to $153.9 million during the same period in 2013. Although reported revenues for these comparative nine month periods remained relatively flat, our reported revenues were adversely effected by the change in currency exchange rates which had the effect of reducing reported reported revenues by $(2.1) million. Accordingly when measured on a constant currency basis the Company’s revenue actually increased to $155.8 million for the nine months ending September 30, 2014 compared to the $153.9 million for the nine months ending September 30, 2013.
With respect to business acquisitions completed during the years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased 0.5% for the nine months ended September 30, 2014 versus the same nine month period in 2013 whereas there was a 0.1% decrease in reported revenues for the same comparative periods. The cause for the difference between the 0.5% decrease in reported revenue for the nine months ended September 30, 2014 versus the same nine month period in 2013 revenue, as compared to the 0.1% decrease in pro forma revenue for the same comparative nine month period is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2014 and 2013, specifically CurePet (acquired in January 2014) , Qatarlyst (acquired in April 2013), and HealthCare Magic (acquired in May 2014) with the Company's pre-existing operations. Also the pro forma revenue decrease was due to exchange rate changes which effectively decreased reported revenues by $2.1 million. Furthermore, the 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for the nine months ended September 30, 2014 only includes the revenues from the businesses since the effective date that they were acquired by Ebix. The 2013 pro forma financial information includes a full nine months of revenues for CurePet, Qatarlyst, and HealthCare Magic as if they had been acquired on January 1, 2013

The above referenced pro forma information and the relative comparative change in pro forma and actual revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided decreased $0.5 million or 2%, to $29.9 million during the same period of 2014 as compared to$30.4 million during the nine months ended September 30, 2013. This decrease is primarily attributable to reduced facility costs associated with the closure of certain operating locations in accordance with ongoing centralization and cost reduction initiatives.
Product Development Expenses
Product development expenses decreased $0.2 million or 1%, to $20.2 million during the same period of 2014 as compared to $20.4 million during the nine months ended September 30, 2013. This comparative decrease is primarily due to reduced travel and facility costs associated with the realignment of and increased cross-utilization of human resources across the Company.
Sales and Marketing Expenses
Sales and marketing expenses decreased $1.12 million or 10%, to $10.64 million during the nine months ended September 30, 2014 as compared to $11.76 million during the same period in 2013. This decrease is due to lower personnel related costs to reduced staffing associated with the de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million or 1%, to $26.9 million during the same period of 2014 as compared to $26.7 million during the the nine months ended September 30, 2013. A significant component of the net increase in general and administrative expenses is that on a comparative year over year basis for the nine period ending September 30th the Company recognized $7.5 million reduction to earnout contingent liabilities during this current interim period of 2014 related to prior business acquisitions, as compared to $10.1 million of such earnout contingent liability reductions recognized during the same interim period of 2013. Offsetting this adverse year of year variance were $ 2.1 million of lower legal costs and $1.2 million of reduced employee related costs
Amortization and Depreciation Expenses
Amortization and depreciation expenses remained flat at $7.4 million during the nine months ended September 30, 2014 as compared to the same period in 2013. The expense for the nine month period ending September 30, 2014 is comprised of $5.4 million of amortization expense associated with acquired intangible assets in connection with prior business combinations, and $2.1 million of depreciation expense associated with the Company's fixed assets primarily related to our technology platforms.
Interest Income
Interest income decreased $17 thousand or 5%, to $326 thousand during the same period of 2014 as compared to $343 thousand during the the nine months ended September 30, 2013. Interest income decreased as a result of a decrease in the rates earned on invested funds during the nine months ended September 30, 2014 as compared to the same period of 2013.
Interest Expense
Interest expense decreased $111 thousand or 12%, to $850 thousand during the same period of 2014 as compared to $961 thousand during the nine months ended September 30, 2013. Interest expense decreased due to the fact that the aggregate average outstanding balance on the Company's revolving credit facilities decreased to $23.6 million during the nine months ending September 30, 2014 from $33.3 million for the nine months ending September 30, 2013. partially offset by the increase in the interest rate on our debt facilities.
Non-operating income (loss) - put option
The non-operating income for the nine months ended September 30, 2014 in the amount of $296 thousand pertains to the loss recognized in regards to the increase n the fair value of the put option that was issued to the former stockholders of PlanetSoft, acquired by Ebix in June 2012, who received shares of Ebix common stock as part of the acquisition consideration paid by the Company. The put option, which expired in June 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition. During July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held as part of the purchase consideration conveyed by Ebix when it acquired PlanetSoft in June 2012. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus one month of interest. The total consideration, which included interest, paid by the Company in connection with the exercise of these put options was $3.6 million.
Foreign Currency Exchange Gain
Net foreign currency exchange gain for the nine months ended September 30, 2014 in the amount of $532 thousand pertain to $238 thousand of gains recognized upon the remeasurement of certain outstanding transactions and $293 thousand of gains realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division.
Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which will affect are various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014, and will expire for our other facilities in the years 2015 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate.
The Company recognized total income tax expense of $11.5 million for the nine months ended September 30, 2014, as compared to $6.8 million for the same period in 2013. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for this nine month period during 2014 was an expense of $5.12 million which is reflective of a 9.95% effective tax rate, as compared to the 8.98%, also exclusive of discrete items, for the same period during 2013. The effective rate increased primarily due to increased taxable income from jurisdictions with higher tax rates. The discrete items recognized during the nine months ended September 30, 2014 were $9.34 million of tax expense recorded to increase the reserve for potential uncertain tax positions, partially offset by a $2.62 million benefit associated with reconciling the tax payable liability accounts for certain of our foreign subsidiaries to the income tax returns filed in those jurisdictions, and a $0.29 million benefit associated with the utilization of net operating loss carryforwards from our operations in the United Kingdom.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from its ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India, respectively), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, and to make strategic accretive business acquisitions in the insurance services sector.

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
Our cash and cash equivalents were $47.4 million and $56.7 million at September 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents balance has decreased by a net amount of $9.3 million since year end 2013, primarily as a result of $17.8 million used to reacquire 1.19 shares of our common stock, $12.5 million used to purchase a new headquarters building facility in the Atlanta metropolitan area, a net $8.7 million paid down against our syndicated commercial banking facility, $8.7 million used to pay dividends to our shareholders, and $5.9 million used to acquire HealthCare magic. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 7, 2014 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$15,076	$1,089	$1,627	$7,405	$2,617	$1,380	$13,586	$3,157	$14	$45,951
Our current ratio increased to 2.65 at September 30, 2014 from 1.54 at December 31, 2013 and our corresponding working capital position also has increased to $58.7 million at September 30, 2014 from $35.7 million at the end of the 2013. Our short-term liquidity position has improved due to the elimination of our short-term debt, and decreased trade payables and accrued liability balances. The Company's accounts receivable Days Sales Outstanding ("DSO") stood at 65 days at September 30, 2014 and reflects a decrease of 7 days from June 30, 2014 and a 9 day decrease from the third quarter of 2013. The DSO has recently improved primarily due to the decrease in the aging of customer receivables within our U.S., Brazil, and Canadian operations. We believe that Ebix's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the nine months ended September 30, 2014 the Company completed two business acquisitions CurePet effective January 27, 2014 and Healthcare Magic effective May 21, 2014. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $1.6 million. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company.
HealthCare Magic Private Limited ("HealthCare Magic") was acquired on May 21, 2014. HealthCare Magic is a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $4.72 million. The Company funded the HealthCare Magic acquisition from available cash reserves on hand.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2014, the total of these contingent liabilities was $10.85 million, of which $10.29 million is reported in long-term liabilities, and $564 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $14.4 million, of which $10.3 million is reported in long-term liabilities, and $4.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $38.4 million for the nine months ended September 30, 2014. The primary components of the cash provided by operations during the nine months period consisted of net income of $47.0 million, net of $(0.6) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $7.4 million of depreciation and amortization, $(7.5) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, $(5.5) million of working capital requirements primarily associated with increased outstanding trade accounts receivable, reduced trade payables, and reduced deferred revenues, and a $(3.9) million payment in satisfaction of the securities litigation settlement obligation, and $1.3 million of non-cash share-based compensation. During the nine months ended

September 30, 2014 the Company made $10.8 million of tax payments including $7.5 million of minimum alternative tax payments in India, which is a component of deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Net cash provided by our operating activities was $37.8 million for the nine months ended September 30, 2013. The primary components of the cash provided by operations during that nine months period consisted of net income of $44.0 million, net of $1.2 million of net non-cash losses recognized on derivative instruments and foreign currency exchange, $7.5 million of depreciation and amortization, $(10.3) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, and $(6.1) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and reduced trade payables, accrued liabilities, and deferred revenues, and $1.5 million of non-cash share-based compensation.

Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2014 was $24.6 million, of which $12.5 million was used for the acquisition of a building and land for our new global corporate headquarters in the Atlanta metropolitan area, $5.9 million was used for the acquisition of Healthcare Magic (net of cash acquired), $2.3 million was used for the payment of an earnout obligation in connection with our 2012 acquisition of Taimma, $3.4 million of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $0.6 million for the purchase of marketable securities (specifically bank certificates of deposit).

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

Financing Activities
During the nine months ended September 30, 2014 net cash used by financing activities was $22.9 million which consisted of $7.6 million of principal repayments against our former term loan facility with Citibank plus a $24.4 million pay off of the remaining balances on our previous syndicated credit facility with Citibank upon the undertaking of the new syndicated loan facility with Regions Financial Corporation ("Regions"), $8.7 million was used to pay a quarterly dividend to our common stockholders, $16.5 million was used to repurchase shares of our common stock, $3.2 million pertained to the excess tax benefits associated with share-based compensation, $3.5 million was used to re-acquire shares of our common stock previously issued in connection with the put option associated with the 2012 acquisition of PlanetSoft, and $480 thousand was used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $40.63 million provided by the Company's new revolving credit facility with Regions (net of the $23.2 million in repayments of the remaining balance from the prior term loan with Citibank) and $788 thousand of proceeds from the exercise of stock options.

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
Commercial Bank Financing Facility

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions Financial Corporation ("Regions") as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Regions Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.94%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's annualized fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

On May 19, 2014, Ebix and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amends the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amended the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and to zero by September 30, 2014.

On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Citibank Secured Syndicated Credit Facility”) with Citibank as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provides for the expansion of the credit facility by an additional $10 million. The interest rate applicable to the Citibank Secured Syndicated Credit Facility is LIBOR plus 1.50%. Under the Citibank Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility was used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions.

At September 30, 2014, the outstanding balance on the revolving line of credit under the Regions Secured Syndicated Credit Facility was $63.47 million and the facility carried an interest rate of 1.94%. During the nine months ended September 30, 2014, $15.0 million payments were made against the revolving line of credit previously with Citibank. The new revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months period ended September 30, 2014, the average and maximum outstanding balances on our revolving line of credit facilities were $23.6 million and $63.5 million, respectively.
    At September 30, 2014, the outstanding balance on the term loan with Citibank was $0 million as it was paid in full upon the undertaking of the aforementioned new loan facility with Regions. During the nine months ended September 30, 2014, $7.6 million of scheduled payments were made against the existing term loan.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2014 and 2013 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive income within stockholders’ equity, were unrealized losses of $1.9 million and $2.4 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $4.0 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2014 the Company had $65.0 million of outstanding debt obligations which consisted of a $63.47 million balance on our commercial banking revolving line of credit, $1.56 million in secured promissory note payable. The Company's revolving line of credit and secured term loan bear interest at the rate of LIBOR plus 1.50%, and stood at 1.94% at September 30, 2014. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $24 thousand and $21 thousand for the nine months ended September 30, 2014 and 2013, respectively. The Company's average cash balances during the nine months ended September 30, 2014 were $48.7 million and its existing cash balances as of September 30, 2014 were $47.4 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $60 thousand and $69 thousand for the nine months ended September 30, 2014 and 2013, respectively.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2014 and 2013. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2013 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS
In connection with the shareholder class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.), which as previously disclosed was settled earlier this year and is now concluded, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the now settled shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case was stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Federal Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062- RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Federal Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. On September 23, 2014, following several months of extensive arms-length negotiations, the parties to both the Federal Court and Fulton Superior Court derivative actions entered into a Stipulation of Settlement, which, together with the exhibits annexed thereto, sets forth the terms and conditions for a proposed settlement of both the derivative actions and for dismissal of both the derivative actions with prejudice upon the terms and conditions set forth therein. On September 30, 2014, the Federal Court entered an Order preliminarily approving the proposed settlement. A hearing to determine whether the Federal Court should issue an Order granting final approval of the proposed settlement has been scheduled for December 2, 2014. As part of the settlement, the Company has agreed to adopt, implement, and/or maintain certain corporate governance measures and to pay attorneys’ fees and expenses to Plaintiffs’ Counsel, if such fees and expenses are approved by the Federal Court, in an amount not to exceed six hundred ninety thousand dollars ($690,000.00).
On December 3, 2012, the Company received a subpoena and letter from the Securities and Exchange Commission (“SEC”) dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents
On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.

Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. The parties are presently discussing future case scheduling. The Company denies any liability and intends to defend the action vigorously.
The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company cooperated with Microsoft in an audit of all of the Company's Microsoft licenses. The parties have reached a confidential settlement and, on September 18, 2014, filed a Notice of Confidential Settlement in Principle and Stipulated Motion for 45-Day Extension of Time to finalize the various provisions of the settlement, which was granted by Order dated September 19, 2014. On October 13, 2014, the parties filed a Joint Stipulation of Dismissal with prejudice
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in Ebix's 2013Annul Report on Form 10-K. The risks described in that 2013 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2014, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2013	5,707,026	5,707,026	$—	$102,885,000
January1, 2014 to March 31, 2014	137,071	137,071	$16.29	$100,652,000
April 1, 2014 to June 30, 2014	—	—	$—	$100,652,000
July 1, 2014 to July 31, 2014	—	—	$—	$100,652,000
August 1, 2014 to August 31, 2014	395,679	395,679	$14.18	$95,041,000
September 1, 2014 to September 30, 2014	645,912	645,912	$14.74	$85,521,000
Total	6,885,688	6,885,688		$85,521,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of September 30, 2014 there are no remaining share repurchase authorizations for this plan. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

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

(4)	As of September 30, 2014 there were 62,595 shares totaling $883 thousand of share repurchases that were not settled until October 2014.

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

Ebix, Inc.
Date:	November 10, 2014	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2014	By:	/s/ Robert F. Kerris
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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.