Form 10-K
period 2014-12-31
EBIX INC
filed 2015-03-16
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐ No ☑
As of March 13, 2015, the number of shares of Common Stock outstanding was 35,262,631. As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $487,396,783 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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

PART I

Item 1. BUSINESS

Company Overview
Ebix, Inc. (“Ebix”, the “Company” “we” or “our”) a Delaware corporation was founded in 1976 as Delphi Systems, Inc., a California corporation. In December 2003 the Company changed its name to Ebix, Inc. The Company is listed on the NASDAQ Global Market.
Ebix is a leading international supplier of software and e-commerce solutions to the insurance industry. Ebix provides application software products for the insurance industry including carrier systems, agency systems and exchanges, as well as custom software development. During the year ended December 31, 2014, approximately 79% of Ebix revenues came from on-demand insurance Exchanges.
Our goal is to be the powerhouse of backend insurance transactions in the world. The Company’s technology vision is to focus on convergence of all insurance channels, processes and entities in a manner such that data can seamlessly flow once a data entry has initially been made. Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and needs. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of organizations.

Acquisition & Integration Strategy

The Company looks at its acquisition strategy as an efficient way to further expand its reach in the insurance sector and also as an effective utilization of the operating cash generated from its business. However, the Company does not believe that this acquisition strategy is entirely critical to its future profitability or liquidity. Management looks at acquisitions as an integral part of the Company's growth strategy. We look at making complimentary accretive acquisitions as and when the Company has sufficient liquidity, stable cash flows, and access to financing at attractive interest rates to do so.

The Company seeks to acquire businesses that are complementary to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand based solutions that simplify insurance industry transaction processing by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into one of two different categories - one, wherein the acquired company has products and/or services that are competitive to our existing products and services; and two, wherein the acquired company's products and services are a complement to and an extension of our existing products and services.

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

Once an acquisition is consummated, the infrastructure, personnel resources, sales, product management, development, and other common functions are integrated with existing operations to ensure that efficiencies are maximized and redundancies eliminated. We generally do not maintain separate sales, development, product management, implementation or quality control groups post-closing so as to ensure that the integration is efficient across all fronts. The Company integrates and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, and quality assurance immediately after an acquisition, to ensure that the Company can rapidly leverage cross-selling opportunities and to realize cost efficiencies. While doing so, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services making it neither practical nor feasible to precisely separately track and disclose the specific earnings impact from the business combinations we have executed after they have been acquired. Consequently the concept of “acquisitive growth” versus “organic revenue growth” becomes rather obscure given the dynamics and underlying operating principals of Ebix's acquisition, integration, and growth strategy. This tactic is a key part of our business strategy that facilitates high levels of efficiency, consistent end-to-end vision for our business, and differentiates the Company from our competitors. Also our plan is to make niche acquisitions in the insurance and finance sector, integrate them seamlessly into the Company and make them efficient by implementing Ebix's standardized processes, with the goal of increasing operating cash flows for the Company. Ebix’s success with its acquisition strategy in the past has made it a central part of the future growth of the Company.

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

The Company's integration strategies are targeted at improving the efficiency of our business, centralizing key functions, exercising better control over our operations, and providing consistent technology and product vision across all functions, entities and products. This is a key part of our business philosophy that enables Ebix to operate at a high level of efficiency and facilitate a consistent end-to-end vision for the industry.

Recent Strategic Business Acquisitions
On January 27, 2014 Ebix acquired CurePet, Inc. ("CurePet"). CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company.

On May 21, 2014 Ebix acquired HealthCare Magic Private Limited ("HealthCare Magic"), a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company funded the HealthCare Magic acquisition from available cash reserves on hand.

Effective November 3, 2014 Ebix acquired Vertex, Incorporated ("Vertex") in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix's goal with this business acquisition is to establish a non-aligned worldwide strategic management consulting practice targeted at the insurance, healthcare and financial industries all across the world. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix.
Effective December 1, 2014 Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the net amount of $23.7 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Oakstone was immediately integrated into the Company's A.D.A.M. Health Information Exchange Division. Ebix acquired all of the membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix.
On December 1, 2014 Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves.
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
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Pasadena and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Grove City, Ohio; Bohemia, New York; Norwalk and New Britain, Connecticut, Birmingham, Alabama, and Iselin, New Jersey; as well as an additional operations office in Atlanta, Georgia. The Company also has operating facilities and offices in Australia, Brazil, New Zealand, Singapore, the United Kingdom, Canada and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Exchanges	$169,437	$163,925	$159,678
Broker Systems	17,948	18,378	18,612
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	21,813	15,678	16,140
Carrier Systems	5,123	6,729	4,940
Totals	$214,321	$204,710	$199,370
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 16 to the consolidated financial statements, included elsewhere in this Form 10-K.
Industry Overview
The insurance industry is undergoing significant consolidation and therefore benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in initiatives to reduce paper-based processes and facilitate improvements in efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets.
Products and Services
The Company’s product and service strategy focus on: (a) expansion of connectivity between consumers, agents, carriers, and third party providers through its Exchange family of products in the life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors worldwide namely the EbixExchange family of products; (b) worldwide sales and support of P&C back-end insurance and Broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; and (d) risk compliance solution services, which include insurance certificate origination, certificate tracking, claims adjudication call center, and back office support.
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
Broker Systems: Ebix’s focus in the area of broker systems is on designing and deploying back-end systems for P&C insurance brokers across the world. Ebix has three back-end systems in this area: eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically subscription license-based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. All these three products are continually being redesigned, coded and rebuilt to adhere to the most current technologies prevalent today.
Risk Compliance Solutions ("RCS"): Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material consulting engagements to clients across the world, in addition to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. With respect to its certificate related Business outsourcing service, Ebix provides a software-based service for issuance of certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is created for our clients using the Ebix service. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue based for each certificate tracked by the Company for its clients.
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
The Company has spent $26.9 million, $26.8 million, and $24.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
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
The Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Singapore and India which provides it a competitive edge. With its strong focus on quality, our Indian operations deliver cutting edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the United States. Ebix has continued to develop our India operations as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building this knowledge base combined with the ability to hire more professional resources at India's lower cost structure has enabled Ebix to consistently protect its knowledge base and to deliver projects in a cost effective fashion. The following is a closer and more detailed examination of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange — Ebix operates a straight through processing end-to-end Life Exchange service that has three life insurance exchanges in the United States — namely Winflex, TPP, and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, TPP is a underwriting and highly customized electronic application platform for Life insurance, while LifeSpeed is an order entry platform for life insurance. Both of these exchanges are presently deployed in the United States and the Company is also continuing to deploy them in other parts of the world. Ebix has one main competitor in the life exchange area: iPipeline. Ebix differentiates itself from its competitor by virtue of having an end-to-end solution in the market as also with all of its exchanges being interfaced with other broker systems and customer relationship management ("CRM") services such as EbixCRM. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange — Ebix operates a straight thorough processing end to end Annuity Exchange service that has three life insurance exchanges in the United States - namely Annuitynet, AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. These exchanges are presently deployed only in the United States with the Company continuing to make efforts to deploy it in other parts of the world, such as Latin America. Ebix recently deployed its most recent Annuity exchange, AN4, that was created from the ground up, to be highly scalable, customizable and be delivered over the cloud. Ebix has one main competitor in the annuity exchange area, iPipeline. Again, Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and customer relationship management ("CRM") services such as EbixCRM. We believe Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.

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
A.D.A.M. Health Solutions - Ebix provides multimedia health content, training, patient education, and continuing education that targets large diversified websites, doctors, consumer health portals, country governments, hospitals, healthcare, biomedical, medical device, pharmaceutical, and education organizations. A.D.A.M.’s competitors are a variety of health content companies such Krames Staywell, Red Nucleus and Anatomy One, who are primarily focused on the US markets. A.D.A.M content is available in Spanish, Portuguese, German and other languages in Asia, Europe, the Middle East and South America.

P&C Exchanges — Ebix operates P&C exchanges in Australia, New Zealand, the United Kingdom, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix is working to continue to deploy these exchanges in the United States, Asia, Europe, Latin America, and Africa. There is presently little competition in the P&C exchange area in Australia and New Zealand, however, competition may eventually evolve in these markets. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.
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
WinBeat is a back-end broker system that is currently sold in Australia and New Zealand. It is targeted at small P&C brokers in these countries. The product at present is available only in English and can be deployed in a few hours with minimal training. WinBeat’s competition in Australia and New Zealand comes from local vendors such as Lumley and SSP, an international vendor. Ebix is also deploying WinBeat in a number of emerging insurance markets such as India and China.
Between eGlobal and WinBeat, Ebix's broker systems customer base in Australia spans 678 of the 859 P&C brokers in Australia giving it in excess of 79% of the broker system’s customer base in this country. Ebix’s broker systems customer base in New Zealand spans 1,500 of the approximate 2,000 P&C brokers in New Zealand giving it 75% of the customer base in this country.
EbixASP is Ebix’s P&C broker systems offering for the US markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has three main competitors in the US — specifically Vertafore, Applied Systems and XDimensional.
RCS Services: Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material consulting to clients across the world, in addition to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix's insurance certificate outsourcing business services focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. Ebix's RCS certificate outsourcing business services are enabled by the Company’s SaaS-based proprietary software. Ebix’s RCS service offerings are mainly in the areas of insurance certificate creation and insurance certificate tracking. Ebix’s RCS service offerings currently cater to a large number of Fortune 500 companies in the United States. Further, internationally Ebix offers its RCS services in Canada, Australia and New Zealand, and will be exploring opportunities in other parts of the world.
Ebix’s RCS service offering in the insurance certificate issuance area has one main competitor in the United States, namely Applied Systems. Due to the highly fragmented market, the Ebix RCS service offering in the insurance certificate tracking area also has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Carrier Systems: Ebix has a number of carrier system offerings for P&C carriers - Ebix Advantage and Ebix AdvantageWeb. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed to be multicurrency and multilingual and is deployed in Brazil, the United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, Accenture and specialty medical malpractice players like Delphi.
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
Employees
As of December 31, 2014, the Company had 2,343 employees, distributed as follows: 120 in sales and marketing, 1,473 in product development, 608 in back-end operations, and 142 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to be good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of March 13, 2015, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	48	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	61	EVP, Chief Financial Officer & Corporate Secretary	2007
Graham Prior	58	Corporate Executive Vice President International Business & Intellectual Property	2012
Leon d'Apice	58	Corporate Executive Vice President & Managing Director - Ebix Australia Group	2012
James Senge Sr.	54	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 48, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

ROBERT F. KERRIS, 61, serves as the Company’s Executive Vice President & Chief Financial Officer, and Corporate Secretary. Mr. Kerris joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

GRAHAM PRIOR, 58, serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

LEON d’APICE, 58, serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner in. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia’s business units.

JAMES SENGE, SR., 54, serves as the Company’s Senior Vice President EbixHealth. Mr. Senge, has been employed with Ebix since 2008. Before the acquisition of Acclamation Systems, Inc. ("Acclamation") by Ebix in 2008 Mr. Senge had been employed by Acclamation since 1979. During his over 32 years with the Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

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

Item 1A. RISK FACTORS

The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties, including risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations or cash flows. In any case, the value of our common stock could decline, and you could lose all or a portion of your investment. See also, “Safe Harbor Regarding Forward-Looking Statements.”
Risks Related To Our Business and Industry
Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance industry.
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns affecting these industry groups. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors' products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed.
We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.
Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange and with certain large corporate customers using our client relationship management platform in the United States. At December 31, 2014, we had $402.2 million of goodwill and $30.9 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.
Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or (“SOX”), requires us to evaluate and report on the effectiveness of our internal controls over financial reporting and have our independent auditors as well issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake efforts to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness or significant deficiency in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate same in a timely manner.
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
We expect to continue to grow, in part, by making business acquisitions. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that the Company believes will strengthen Ebix. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, access to the requisite financing resources if needed, and to integrate acquired businesses into our existing operations and there is no assurance that we will continue to do so.

Any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
Future business acquisitions subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated time frames or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to the integration of such acquisitions are:

•	potential incompatibility of business cultures;

•	potential delays in integrating diverse technology platforms;

•	potential need for additional internal and disclosure controls over financial reporting;

•	potential difficulties in coordinating geographically separated organizations;

•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

•	potential difficulties implementing common internal business systems and processes;

•	potential conflicts in third-party relationships; and

•	potential loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.

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
The markets for our products and services are highly competitive and are likely to become more competitive, and our competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.
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
We rely on copyright laws and licenses and nondisclosure agreements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot provide assurances that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenue is derived internationally, including in jurisdictions where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.
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
We face risks in the transmittal of individual health-related and other personal information.
We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Any significant breakdown, invasion, destruction or interruption of our information technology systems and infrastructure by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in the loss or theft of personal health information or other data subject to privacy laws or disrupt our information systems or business. While we have invested in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems. Our risks would include damage of our reputation, additional costs to address and remediate any problems encountered as well as litigation and potential financial penalties.
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
We market our products and services internationally and plan to continue to expand our Internet-based services to locations outside of the United States. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Singapore, and England, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

•	the impact of recessions in foreign economies on the level of consumers' insurance shopping and purchasing behavior;

•	greater difficulty in collecting accounts receivable;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	burdensome regulatory requirements;

•	trade and financing barriers, and differing business practices;

•	potentially adverse tax consequences; and

•	economic instability or political unrest such as crime, strikes, riots, civil disturbances, terrorist attacks and wars.

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
On December 3, 2012 and April 16, 2013, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) in connection with the conduct by the SEC of a non-public fact-finding inquiry and investigation and seeking documents relating to the issues raised the matter styled In re: Ebix, Inc. Securities Litigation, and in an online news article based on unnamed sources, published on November 3, 2012 speculating about the existence of such an investigation. Additionally, on June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct. The Company has cooperated with the government in connection with these investigations and expects to continue to do so. The amount of time needed to resolve these investigations is uncertain, and the Company cannot predict the outcome of these investigations or whether the Company will face additional government investigations, inquiries or other actions. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with ongoing governmental investigations and any future government inquiries, investigations or actions. These matters could require the Company to expend significant management time and incur significant legal and other expenses, result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company and adversely affect our ability to attract and retain customers and employees, which could have a material effect on the Company's financial condition, business, results of operations and cash flow. Additionally, marketplace rumors regarding these investigations could affect the trading price of our common stock, regardless of whether these rumors are accurate.
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
Risks Related to Our Conduct of Business on the Internet
Any disruption of our Internet connections could affect the success of our Internet-based products and services.
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

1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Atlanta, Georgia where we lease 39,831 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 6,500 square feet in Salt Lake City, Utah, 10,765 square feet in Hemet, California, 11,500 square feet in Pittsburgh, Pennsylvania, 5,300 square feet in Portland, Michigan, 2,826 square feet in Miami, Florida, 16,472 square feet in Pasadena, California, 4,319 square feet in Grove City, Ohio, 1,980 square feet in Bohemia, New York, 4,864 square feet in Norwalk, Connecticut, 5,466 square feet in New Britain, Connecticut, and 4,050 square feet in Santa Barbara, California, 23,511 square feet in Birmingham, Alabama, 1,696 square feet in Iselin, New Jersey. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, and London for support and sales offices. The Company owns three finished buildings in India with approximately 85,000 square feet and is in the midst of completing two other owned properties which will add another approximately 65,000 square feet.  It, also, leases an additional six facilities. The Indian facilities provide software development and other technical and business process outsourcing services. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at favorable rates.

Ebix currently owns a 101,991 sq. ft. office building on 17.6 acres of land located in Johns Creek, Georgia.  This facility is currently in the interior build out process and the company expects the construction to be completed and the relocation of its existing Atlanta facilities to take place by mid-2015. This facility will become the new worldwide headquarters for Ebix. The Company hopes to achieve cost and operational efficiencies while moving  both of its Atlanta leased offices into this one location, along with integrating other resource needs within this new world-class campus. The Company intends to do so, while creating a world-class work environment and facility that can serve as a showcase for presenting all its products and services under one roof.

Item 3. LEGAL PROCEEDINGS

In connection with the shareholder class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.), which as previously disclosed was settled in 2014 and is now concluded, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the now settled shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case was stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Federal Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062-RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Federal Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. On September 23, 2014, following several months of extensive arms-length negotiations, the parties to both the Federal Court and Fulton Superior Court derivative actions entered into a Stipulation of Settlement, which, together with the exhibits annexed thereto, sets forth the terms and conditions for a proposed settlement of both the derivative actions and for dismissal of both the derivative actions with prejudice upon the terms and conditions set forth therein. On September 30, 2014, the Federal Court entered an Order preliminarily approving the proposed settlement. On December 2, 2014, following a final fairness hearing, the Federal Court entered a Final Order and Judgment Approving Settlement and Dismissing Actions with Prejudice. On December 12, 2014, the Fulton Superior Court entered a Stipulation and Order of Dismissal With Prejudice. As part of the settlement, the Company has agreed to adopt, implement, and/or maintain certain corporate governance measures and to pay attorneys’ fees and expenses to Plaintiffs’ Counsel in the amount of $690,000. The appeal period has passed and these matters are now concluded.
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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which is pending. The Company denies any liability and intends to defend the action vigorously.

The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company cooperated with Microsoft in an audit of all of the Company's Microsoft licenses. The parties reached a confidential settlement and, on September 18, 2014, filed a Notice of Confidential Settlement in Principle and Stipulated Motion for 45-Day Extension of Time to finalize the various provisions of the settlement, which was granted by Order dated September 19, 2014. On October 13, 2014, the parties filed a Joint Stipulation of Dismissal with prejudice.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2014 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2014 and 2013.

Year Ended December 31, 2014	High	Low
First quarter	$17.77	$13.01
Second quarter	17.61	12.73
Third quarter	15.44	12.23
Fourth quarter	17.22	13.01

Year Ended December 31, 2013	High	Low
First quarter	$19.38	$13.21
Second quarter	20.60	9.25
Third quarter	11.81	9.49
Fourth quarter	14.89	10.04
Holders
     As of March 13, 2015, there were 35,262,631 shares of the Company’s common stock outstanding. As of March 13, 2015, there were 154 registered holders of record of the Company’s common stock.
Dividends

The Company paid a quarterly dividend of $0.075 cents per common share of the Company's common stock, which was paid in February 2013. No additional dividends were declared or paid in 2013. A dividend in the amount of $0.075 cents per common share was paid on March 14, 2014, June 13, 2014, September 15, 2014, and December 15, 2014 to the appropriate shareholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2014 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	72,000	$14.41	1,097,563
—2010 Stock Incentive Plan	135,000	$17.47	4,593,279
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	207,000	$16.41	5,690,842

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
Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2014 the Company repurchased 2,146,488 shares of our common stock for a total aggregate purchase price of $31.9 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix as of December 31, 2014, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2013	5,707,026	5,707,026	$—	$102,885,000
January 1, 2014 to March 31, 2014	137,071	137,071	$16.29	$100,652,000
April 1, 2014 to June 30, 2014	—	—	$—	$100,652,000
July 1, 2014 to September 30, 2014	1,041,591	1,041,591	$14.53	$85,521,000
October 1, 2014 to October 31, 2014	402,410	402,410	$13.45	$80,110,000
November 1, 2014 to November 30, 2014	274,182	274,182	$15.87	$75,760,000
December 1, 2014 to December 31, 2014	291,234	291,234	$16.23	$71,033,000
Total	7,853,514	7,853,514		$71,033,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2009, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
EBIX, INC.	$100	$145	$136	$100	$92	$109
NASDAQ STOCK MARKET (U.S.)	$100	$117	$115	$133	$184	$209
NASDAQ COMPUTER	$100	$117	$118	$133	$175	$210

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2014, 2013, 2012, 2011, and 2010 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$214,321	$204,710	$199,370	$168,969	$132,188
Operating income	79,672	75,006	77,008	68,748	52,507
Net income	$63,558	$59,274	$70,569	$71,378	$59,019
Net income per share:
Basic	$1.68	$1.58	$1.91	$1.89	$1.69
Diluted	$1.67	$1.53	$1.80	$1.75	$1.51
Shares used in computing per share data:
Basic	37,809	37,588	36,948	37,742	34,845
Diluted	38,040	38,642	39,100	40,889	39,018
Cash dividend per common share	$0.30	$0.075	$0.19	$0.04	$—
Financial Position:
Total assets	$634,311	$553,864	$516,946	$411,182	$303,300
Short-term debt	943	13,711	11,995	6,667	10,157
Long-term debt	121,065	42,958	69,278	40,083	25,000
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$432,221	$413,225	$362,155	$316,115	$231,268

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
OVERVIEW

Ebix is a leading international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides  application software products for the insurance industry including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 78% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2014, combined subscription-based and transaction-based revenues increased by $9.6 million to $167.6 million, while as a percentage of the Company's total revenues increased to 78% in 2014, as compared to 77% in the year 2013. Subscription based revenues increased by $8.8 million to $135.2 million, and as a percentage of the Company's total revenues increased to 63% in 2014, as compared to 62% in the year 2013. 6% of subscription revenues are consulting staffing related.
The Company’s technology vision is to focus on the convergence of all insurance processes in a manner such that data can seamlessly flow from entity to entity once an initial data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance industry is undergoing significant consolidation and therefore benefits from, economies of scale and scope in providing insurance in a competitive environment. The insurance markets have also seen a steady increase in initiatives to reduce paper-based processes and facilitate improvements in efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets.
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
The key performance indicators for the twelve months ended December 31, 2014, 2013, and 2012 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2014	2013	2012
Revenue	$214,321	$204,710	$199,370
Revenue growth	5%	3%	28%
Operating income	$79,672	$75,006	$77,008
Operating margin	37%	37%	39%
Net Income	$63,558	$59,274	$70,569
Diluted earnings per share	$1.67	$1.53	$1.80
Cash provided by operating activities	$58,510	$57,062	$72,295
RESULTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Operating revenue:	$214,321	$204,710	$199,370
Operating expenses:
Costs of services provided	47,388	40,471	38,133
Product development	26,860	26,798	24,825
Sales and marketing	13,840	15,848	16,687
General and administrative	36,880	36,480	33,562
Amortization and depreciation	9,681	10,107	9,155
Total operating expenses	134,649	129,704	122,362
Operating income	79,672	75,006	77,008
Interest income (expense), net	(2,655)	(708)	(1,100)
Other non-operating income - put options	296	342	190
Non-operating expense - securities litigation	(690)	(4,226)	—
Foreign exchange gain (loss)	829	(262)	1,931
Income before taxes	77,452	70,152	78,029
Income tax expense	(13,894)	(10,878)	(7,460)
Net income	$63,558	$59,274	$70,569

TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
(dollar amounts in thousands)	2014	2013
Exchanges	$169,437	$163,925
Broker Systems	17,948	18,378
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	21,813	15,678
Carrier Systems	5,123	6,729
Totals	$214,321	$204,710
During the twelve months ended December 31, 2014 our total revenue increased $9.6 million, or 5%, to $214.3 million compared to $204.7 million in 2013. The Company continues to leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues increased 2.3% to $262.7 million for the year 2014 from the $260.5 million of pro forma revenue for the year 2013, with the change in exchange rates adversely effecting reported revenues by ($3.2) million, whereas there was a 4.7% increase in reported revenues for the same comparative periods. The cause for the difference between the 4.7% increase in reported 2014 revenue versus 2013 revenue, as compared to the 1.2% increase in 2014 pro forma versus 2013 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2014 and 2013, specifically Curepet, HealthCare Magic, Vertex, Oakstone, i3, and Qatarlyst with the Company's pre-existing operations. The 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for 2014 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only eleven months of CurePet, eight months of HealthCare Magic, three months of Vertex, and one month each for Oakstone and i3. Similarly, the 2013 pro forma financial information below includes a full year of results for HealthCare Magic, Vertex, Oakstone, i3 , and Qatarlyst as if they had been acquired on January 1, 2013, whereas the Company's reported financial statements for the 2013 includes no actual financial results for HealthCare Magic, Vertex, Oakstone, i3, and nine months of financial results for Qatarlyst.

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

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2014, 2013, and 2012 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(3.2) million, $(3.8) million, and $(1.2) million, respectively.
The specific components of our revenue and the changes experienced during the past year are discussed further below.
Exchange division revenues increased by $5.5 million, or 3%, principally due to new exchange clients, and cross selling of products and services to existing clients as facilitated by the 2013 acquisition of Qatarlyst, and the 2014 acquisitions of HealthCare Magic and Oakstone.
Broker Systems division revenue decreased by $430 thousand, or 2%, principally due to the effects of exchange rate fluctuations in our foreign operations.
Risk Compliance Solutions division revenues increased by $6.1 million, or 39%, due primarily to the business acquisitions of Vertex in October 2014, and i3 in December 2014, which are both included in the the Risk Compliance Solutions product channel.

Carrier Systems division revenue decreased by $1.6 million, or 24%, due the Company's reduced focus on license orientated revenues, and the effect of certain projects nearing completion resulting in decreased professional services.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $6.9 million or 17%, from $40.5 million in 2013 to $47.4 million in 2014. This increase is due to additional personnel, consulting, and customer support costs associated with the 2014 business acquisitions of Vertex, Oakstone, and i3.
Product Development Expenses
Product development expenses increased $0.1 million, or 0%, from $26.8 million in 2013 to $26.9 million in 2014. The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets.
Sales and Marketing Expenses
Sales and marketing expenses decreased $2.0 million, or 13%, from $15.8 million in 2013 to $13.8 million in 2014. This decrease is due to the reduced personnel costs associated with the continued deemphasis on certain products generating low operating income margins.
General and Administrative Expenses
General and administrative expenses increased $0.4 million, or 1%, from $36.5 million in 2013 to $36.9 million in 2014. Reducing reported general and administrative expenses were the effects of $10.2 million of net reductions to contingency based earn out accruals pertaining to previous business acquisitions made in 2013 and 2012.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $426 thousand, or 4%, from $10.1 million in 2013 to $9.7 million in 2014 primarily due to the fact that certain operating equipment used for the enhancement of our technology platforms has now been fully depreciated.
Interest Income
Interest income decreased $139 thousand, or 27%, from $518 thousand in 2013 to $379 thousand in 2014. Interest income decreased as a result of a year over year decrease in interest bearing cash balances and short-term investments within our foreign operations.
Interest Expense
Interest expense increased $1.8 million, or 147% from $1.2 million in 2013 to $3.0 million in 2014. A significant cause for the increase in interest expense is the $1.6 million of interest expense accrued at year end in connection to the settlement and resolution of U.S. Internal Revenue Service audit of Ebix’s income tax returns for the taxable years 2008 through 2012 on January 6, 2015. Interest expense, also, increased because of a combined effect of an increase in the weighted average interest rate on the Company's revolving credit facility from 1.69% in 2013 to 1.78% in 2014 and an increase in the average outstanding balance on the Company's revolving line of credit from $30.7 million in 2013 to $40.5 million in 2014.
Other Non-Operating Income - Put Options
Other non-operating income - put options of $296 thousand in 2014 pertains to gains recognized in regards to the net decrease in the fair value of the put option that was issued to the former stockholders of PlanetSoft who received shares of Ebix common stock as part of the acquisition consideration paid by the Company. During the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration paid by the Company in connection with the exercise of these put options was $3.6 million.

Non-operating expense - securities litigation
As discussed in Note 6 to the Consolidated Financial Statements three derivative complaints brought by certain shareholders on behalf of the Company as associated with the previously settled shareholder class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.) were settled and dismissed on December 2, 2014. In this regard on January 19, 2015 the Company paid the $690,000 of legal fees.
Foreign Exchange Gain
Net foreign exchange gain of $829 thousand in 2014 consisted mostly of gains recognized upon the remeasurement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.
Income Taxes
The Company recognized income tax expense of $13.9 million in 2014 compared the $10.9 million of income tax expense in 2013, representing a $3.0 million, or a 28%, increase. The primary factors causing the increase in recognized income tax expense in 2014 were the inclusion of certain discrete items consisting of the adverse net effects of the settlement of the IRS audit for the years 2008 thru 2012 amounting to $0.5 million, the amendment and refiling of the Company U.S. federal income tax return for the year 2013 which amounted to $1.9 million, and additional ASC 740 (formerly "FIN 48") provisioning for uncertain income tax return positions amounting to $9.8 million, partially offset by a benefit of $3.1 million from reconciling the tax payable liability accounts for our various subsidiaries to the income tax returns filed in those jurisdictions, and additional deductible interest expense in Singapore providing a tax benefit of $1.7 million. Thusly, the tax expense excluding such discrete items was $7.4 million, reflecting an effective tax rate of 9.5% as compared to the 4.6% effective tax rate for the year 2013. The effective rate increased primarily due to the a greater proportion of taxable income being derived from jurisdictions with higher tax rates. Overall the Company enjoys a relatively lower effective tax rate from conducting significant operating activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2014 are as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Mauritius	Europe(United Kingdom)	Sweden	Total
Pre-tax income	$8,807	$115	$1,590	$5,091	$16,015	$1,000	$28,194	$(370)	$9,940	$7,070	$77,452
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	—%	—%	24.0%	—%

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

During the twelve months ended December 31, 2013 our total revenue increased $5.3 million, or 2.7%, to $204.7 million compared to $199.4 million in 2012. The increase in revenues is a summation of revenue from business acquisitions completed during 2013 and 2012, and the growth achieved in our Carrier and Exchange channels, somewhat partially offset in the aggregate by a reduction in BPO revenues which were affected by the depressed construction industry, and a small reduction in Broker system revenues, mainly due to exchange rate fluctuations impacting international revenues. The Company continues to immediately and efficiently leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2013 and 2012 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues decreased 4.4% to $205.6 million for the year 2013 from the $215.0 million of pro forma revenue for the year 2012, whereas there was a 2.7% increase in reported revenues for the same comparative periods. The cause for the difference between the 2.7% increase in reported 2013 revenue versus 2012 revenue, as compared to the 4.4% decrease in 2013 pro forma versus 2012 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2013 and 2012, specifically Qatarlyst, BSI, Taimma, PlanetSoft, Fintechnix, and TriSystems, with the Company's pre-existing operations. The 2013 and 2012 pro forma financial information assumes that all such business acquisitions were made on January 1, 2012, whereas the Company's reported financial statements for 2013 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thus includes only nine months of actual financial results of Qatarlyst. Similarly, the 2012 pro forma financial includes a full year of results for Taimma, BSI, PlanetSoft, Fintechnix, TriSystems, and Qatarlyst as if they had been acquired on January 1, 2012, whereas the Company's reported financial statements for the 2012 only includes nine months of actual financial results for BSI and Taimma, seven months for PlanetSoft, seven months for Fintechnix, five months for TriSystems, and no financial results for Qatarlyst.

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

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2013 and 2012 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(3.8) million, and $(1.2) million respectively.

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
Income Taxes

The Company recognized income tax expense of $10.9 million in 2013 compared to the $7.5 million of income tax expense in 2012, representing a $3.4 million, or a 46%, increase. The primary factor contributing to the increase in recognized income tax expense in 2013 was $4.1 million of additional provisioning for the Company's reserve for uncertain income tax positions with $6.8 million of such expense recognized in 2013 as compared to $2.7 million of expense recognized in 2012. The Company's tax provision for 2013 reflects an effective tax rate, net of discrete items, of 4.6% compared to the 6.7% effective tax rate for the year 2012, net of discrete items. The Company benefits from a relatively low consolidated world-wide effective tax rate as a result of conducting significant operating activities in certain foreign low tax jurisdictions. The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2013 are as follows:

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
We intend to continue to utilize cash flows generated by our ongoing operating activities, in combination with possibly expanding our commercial lending facility, and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions, to retire outstanding indebtedness, and to possibly repurchase shares of our common stock as market and operating conditions warrant.
We believe that anticipated cash flow provided by our operating activities, together with current cash balances and access to our credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, although any projections of future cash needs, cash flows, and the general market conditions for credit and equity securities is subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all.
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, development of new products or services, or the retirement of debt. During 2015, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $52.3 million and $56.7 million at December 31, 2014 and 2013, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of March 13, 2015 is presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$11,097	$1,215	$702	$5,602	$2,069	$1,505	$1,068	$2,902	$12	$26,172
Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense, but will not materially impact the Company’s liquidity position. Specifically our software and product development operations in India benefit from a tax holiday. The tax holiday expired for one of our facilities in April of 2014, and will expire for our other facilities in the years 2015 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. During 2013 the tax holiday in India had the effect of reducing income tax expense by approximately $9.9 million or approximately $0.17 per diluted share in 2014 with $3.82 million of Minimum Alternative Tax ("MAT") tax prepaid/accrued against 2014 income during the year ended December 31, 2014, as advance payments made in 2014 for taxes due in 2014 and thereafter in India.

On January 6, 2015, Ebix reached a resolution with the Internal Revenue Service with respect to the previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012. The assessment resulted in a cash payment of $20.5 million, including interest of $1.6 million. This resolution includes all issues for the taxable years 2008 through 2012.
The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board ("EDB") for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire in 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period at the then applicable concessionary rate. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore reduced income tax expense by approximately $2.5 million or approximately $0.07 per diluted share in 2014.
Our current ratio decreased to 1.49 at December 31, 2014 as compared to 1.54 at December 31, 2013, and our working capital position slightly decreased to $34.1 million at December 31, 2014 as compared to $35.7 million at the end of 2013. The decrease in our short-term liquidity position is primarily due to the following factors; (a) the increase in income taxes payable resulting from our resolution with the U.S. Internal Revenue Service with respect to the previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012; slightly offset by: (b) the elimination of our short-term debt obligations as a result of the refinancing with Region Bank; (c) the payment of liability in connection with settlement of the shareholders class action; (d) the payment of certain outstanding earn-out obligations associated with business acquisitions made in 2012; (e) increased trade accounts receivable consistent with the growth of our business; and, (f) increases in other current assets primarily associated with the acquisition of certain software licenses. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to fund its current liabilities from current assets, including available cash balances.

Business Acquisitions

The Company executes business acquisitions in combination with organic growth initiatives as part of its business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the year ended December 31, 2014 the Company completed five business acquisitions, as follows:

On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company.

On May 21, 2014, Ebix acquired HealthCare Magic Private Limited ("HealthCare Magic"), a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company funded the HealthCare Magic acquisition from available cash reserves on hand.

On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), made effective October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix.

Effective December 1, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total cash consideration in the net amount of $23.7 million. Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix.

On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves.

During the year ended December 31, 2013, the Company completed one business acquisition, Qatarlyst effective April 7, 2013, an electronic trading exchange for the global insurance and reinsurance industry. Ebix acquired all of the outstanding stock and the business operations of Qatarlyst for a cash purchase price of $5.0 million and funded the transaction using existing available internal cash resources. The former shareholders of Qatarlyst retain the right to an earn-out payment. The earn-out payment will be based on a multiple of Qatarlyst's average annual revenue during the years 2014, 2015 and 2016 that exceed a specific threshold as defined in the underlying business acquisition agreement.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2014, the total of these contingent liabilities was $5.4 million, of which $4.5 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $14.4 million.

Operating Activities
For the twelve months ended December 31, 2014, the Company generated $58.5 million of net cash flow from operating activities compared to $57.1 million for the year ended December 31, 2013, representing a 3% increase. The major sources of cash provided by our operating activities for 2014 was net income of $63.6 million, net of $(1.0) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(2.0) million of deferred tax benefits, $9.7 million of depreciation and amortization, $1.8 million of non-cash share-based compensation, $(10.2) million of non-cash acquisition earnout contingent liability reductions, and $(3.3) million of net changes in working capital requirements primarily associated with increased liabilities.
For the twelve months ended December 31, 2013, the Company generated $57.1 million of net cash flow from operating activities compared to $72.3 million for the year ended December 31, 2012, representing a 21% decrease. The major sources of cash provided by our operating activities for 2013 was net income of $59.3 million, net of $(578) thousand of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(10.4) million of deferred tax benefits, $10.1 million of depreciation and amortization, $1.9 million of non-cash share-based compensation, $(10.3) million of non-cash acquisition earnout contingent liability reductions, and $6.9 million of net changes in working capital requirements primarily associated with increased liabilities.
Investing Activities

Net cash used for investing activities totaled $77.8 million for the twelve months ended December 31, 2014. During the year the Company used $5.9 million for the acquisition of Healthcare Magic (net of cash acquired), $27.5 million was used for the acquisition of Vertex (net of cash acquired), $23.8 million was used for the acquisition of Oakstone (net of cash acquired), and $2.0 million was used for the acquisition of i3 (net of cash acquired). Also, during this past year in the aggregate $2.8 million was paid in connection with the fulfillment of earnout payment obligations from certain prior business acquisitions made in 2012. In addition, during the year ended December 31, 2014, $495 thousand was provided from maturities of marketable securities (specifically bank certificates of deposit), $12.8 million was used for the acquisition of a building and land for our new global corporate headquarters in the Atlanta metropolitan area, and $3.5 million was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Net cash used for investing activities totaled $8.8 million for the twelve months ended December 31, 2013. During 2013 the Company used $4.7 million to acquire Qatarlyst in April 2013 (net of $285 thousand cash acquired). Also during this past year in the aggregate $3.0 million was paid in connection with the fulfillment of earnout payment obligations from certain prior business acquisitions made in 2012 and 2010. In addition during the year ended December 31, 2013 $107 thousand was provided from maturities of marketable securities (specifically bank certificates of deposit), and $1.2 million was used for capital expenditures in connection with purchases of operating equipment.
Financing Activities

Net cash provided by financing activities during the twelve months ended December 31, 2014 was $15.9 million. Financing cash inflows were primarily comprised of $120.5 million provided by our new revolving credit line in connection with new syndicated loan facility with Regions Financial Corporation ("Regions") and $747 thousand of proceeds from the exercise of common stock options (net of forfeiture of certain shares to satisfy exercise costs and the recipient's income taxes). Partially offsetting these cash inflows were a $15.0 million principal payment against our revolving line of credit, $7.56 million of principal repayments against our former term loan facility and a $32.2 million pay off of the remaining balances on the related syndicated credit facility with Citibank, $11.4 million used to pay common stock cash dividends to our shareholders, $31.9 million used to make open market repurchases of our common stock, $345 thousand used to pay down existing promissory notes, $3.5 million used to re-acquire shares of our common stock previously issued in connection with the put option issued in the 2012 acquisition of PlanetSoft, $231 thousand used to service existing capital lease obligations, and $3.2 million of excess tax benefits associated with share-based compensation.

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
Commercial Bank Financing Facility
    On February 3, 2015, Ebix, Inc. (the “Company”) and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Regions Secured Credit Facility (the “Credit Agreement”), dated August 5, 2014, among the Company, Regions Financial Corporation as Administrative Agent (“Regions”), with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increases the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increases the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.
On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions Financial Corporation ("Regions") as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.94%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of December 31, 2014 the Company's consolidated balance sheet includes $1.3 million of the remaining deferred financing costs. This debt is collateralized by essentially all assets of the Company
    On May 19, 2014, Ebix and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amended the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amended the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and was paid in full on August 5, 2014 upon the undertaking of the aforementioned new loan facility with Regions.
On April 26, 2012 Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing is comprised of a four year, $45 million secured revolving credit facility, a $45 million secured term loan, which amortizes over a four year period with quarterly principal and interest payments that commenced on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016. This facility replaced the former $55 million facility that the Company had in place with BOA. Borrowings under the Secured Syndicated Credit Facility bear interest, at Ebix’s option at either a base rate or a LIBOR rate plus, in each case, an applicable margin based on Ebix’s adjusted leverage ratio. The margin ranges from 0.50% to 1.00% per annum, in the case of base rate loans, and 1.50% to 2.00% per annum, in the case of LIBOR rate loans. This syndicated credit facility with Citibank was fully repaid and replaced with a new credit syndicated credit facility with Regions Bank, as discussed above.
At December 31, 2014, the outstanding balance on the revolving line of credit with Regions was $120.47 million and the facility carried an interest rate of 1.94%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2014, the average and maximum outstanding balances on the revolving line of credit were $40.5 million and $120.47 million, respectively, and the weighted average interest rate was 1.78%
In August 2014 the outstanding balance on the term loan with Citibank was $0 million as it was paid in full upon the undertaking of the aforementioned new loan facility with Regions. During the twelve months ended December 31, 2014, $7.6 million of scheduled payments were made against this pre-existing term loan.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2014. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$120,465	$—	$—	$120,465	$—
Short and long-term debt	1,543	943	600	—	—
Operating leases	20,433	5,863	8,022	5,208	1,340
Future Purchase Agreements	5,744	3,715	1,082	947	—
Capital leases	—	—	—	—	—
Total	$148,185	$10,521	$9,704	$126,620	$1,340

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

RECENT ACCOUNTING PRONOUNCEMENTS
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

In November 2014, the FASB issued Accounting Standards Update No. 2014-17 "Business Combinations: Pushdown Accounting - a consensus of the Emerging Issues Task Force". This accounting standard applies to the separate financial statements of an acquired entity and its subsidiaries that are a business upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this accounting standards update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this accounting standards update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company will apply this accounting standards update to any separately issued or filed 2014 financial statement for its acquired subsidiaries and is still evaluating the impact of its adoption.
In May 2014 the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with customers". ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue)in this ASU.
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

The Company will adopt this new accounting standard effective January 1, 2017 and is considering but has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this new standard in 2014, and it effected how unrecognized tax benefits were accounted for and presented in the Company's balance sheet.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance the related technical accounting guidance. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this new financial accounting standard in 2014 for use in its annual impairment evaluations of indefinite-lived intangible assets, which are performed as of September of each year.
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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. Starting in 2011, the Company applied the then new guidance concerning goodwill impairment evaluation. In accordance with that new technical guidance the Company first assessed certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2014 the goodwill residing in the Exchange reporting unit, the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired.  In 2014 the goodwill residing in the Risk Compliance Solutions reporting unit and Broker Systems reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  The Risk Compliance Solutions reporting unit fair value in excess of its carrying value was relatively close (based on revenue growth assumption  of 2% to 3% and discount rate of 16%) while the Broker Systems reporting unit had a significantly higher fair value in excess of its carrying value. During the years ended December 31, 2014, 2013, and 2012, we had no impairment of any our reporting unit goodwill balances.

Projections of cash flows are based on our views of revenue growth rates, operating costs, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values and terminal values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., revenue growth rates, future economic conditions, discount rates, and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. As a practice, the Company closely monitors any reporting units that do not have a significantly higher fair value in excess of their carrying value.
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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2014, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2014
Total revenues	$51,404	$51,476	$50,808	$60,633
Gross profit	41,792	41,512	40,533	43,096
Operating income	19,405	17,461	21,738	21,068
Net income	15,417	13,579	18,015	16,547
Net income per common share:
Basic	$0.40	$0.35	$0.47	$0.45
Diluted	$0.40	$0.35	$0.47	$0.45
Year Ended December 31, 2013
Total revenues	$52,566	$51,004	$50,293	$50,847
Gross profit	42,675	40,646	40,157	40,761
Operating income	19,305	19,294	18,601	17,806
Net income	17,344	13,542	13,143	15,245
Net income per common share:
Basic	$0.47	$0.36	$0.35	$0.40
Diluted	$0.45	$0.35	$0.34	$0.40
Year Ended December 31, 2012
Total revenues	$43,827	$47,716	$53,804	$54,023
Gross profit	34,798	38,559	44,304	43,576
Operating income	18,329	17,711	20,708	20,260
Net income	15,685	18,067	18,072	18,745
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.50
Diluted	$0.40	$0.47	$0.46	$0.48

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our India and Singapore divisions is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, New Zealand, Great Britain, and Brazil, where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2014 and 2013 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized loss of $5.9 million, and $5.4 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $5.1 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2014 the Company had $122.0 million of outstanding debt obligations which consisted of a $120.5 million balance on our commercial banking revolving line of credit and $1.5 million in secured promissory note payables. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.75%, and stood at 1.94% at December 31, 2014. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $40 thousand and $38 thousand for the years ending December 31, 2014 and 2013, respectively. The Company’s average cash balances during 2014 were $49.4 million and its existing cash balances as of December 31, 2014 was $52.3 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $114 thousand and $175 thousand for the years ended December 31, 2014 and 2013, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2014, 2013 and 2012 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2014, 2013 and 2012 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion thereon.

Cherry Bekaert LLP
Atlanta, Georgia

March 16, 2015

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands, except per share amounts)
Operating revenue:	$214,321	$204,710	$199,370
Operating expenses:
Costs of services provided	47,388	40,471	38,133
Product development	26,860	26,798	24,825
Sales and marketing	13,840	15,848	16,687
General and administrative (see Note 3)	36,880	36,480	33,562
Amortization and depreciation	9,681	10,107	9,155
Total operating expenses	134,649	129,704	122,362
Operating income	79,672	75,006	77,008
Interest income	379	518	441
Interest expense	(3,034)	(1,226)	(1,541)
Non-operating income - put options	296	342	190
Non-operating expense - securities litigation	(690)	(4,226)	—
Foreign exchange gain (loss)	829	(262)	1,931
Income before income taxes	77,452	70,152	78,029
Income tax provision	(13,894)	(10,878)	(7,460)
Net income	$63,558	$59,274	$70,569
Basic earnings per common share	$1.68	$1.58	$1.91
Diluted earnings per common share	$1.67	$1.53	$1.80
Basic weighted average shares outstanding	37,809	37,588	36,948
Diluted weighted average shares outstanding	38,040	38,642	39,100

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Net income	$63,558	$59,274	$70,569
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,855)	(5,376)	(2,394)
Total other comprehensive income (loss)	(5,855)	(5,376)	(2,394)
Comprehensive income	$57,703	$53,898	$68,175

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,300	$56,674
Short-term investments	281	801
Trade accounts receivable, less allowances of $1,619 and $1,049, respectively	41,100	39,070
Deferred tax asset, net	2,113	256
Other current assets	8,067	5,548
Total current assets	103,861	102,349
Property and equipment, net	24,661	8,528
Goodwill	402,220	337,068
Intangibles, net	49,371	50,734
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	18,758	12,194
Other assets	4,553	3,682
Total assets	$634,311	$545,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,121	$17,818
Accrued payroll and related benefits	5,280	6,482
Short term debt	—	13,062
Liability – securities litigation settlement	—	4,226
Contingent liability for accrued earn-out acquisition consideration	887	4,137
Current portion of long term debt and capital lease obligation, net of discount of $7 and $10, respectively	936	827
Put option liability	—	845
Deferred revenue	22,192	18,918
Current deferred rent	268	254
Other current liabilities	102	106
Total current liabilities	69,786	66,675
Revolving line of credit	120,465	22,840
Other long term debt and capital lease obligation, less current portion, net of discount of $7 and $38, respectively	593	20,124
Contingent liability for accrued earn-out acquisition consideration	4,480	10,283
Deferred revenue	2,496	391
Long term deferred rent	2,091	2,185
Other liabilities	2,179	4,719
Total liabilities	202,090	127,217
Commitments and Contingencies, Note 6

Temporary equity, Note 20	—	5,000

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 36,232,074 issued and 36,191,565 outstanding at December 31, 2014 and 38,088,391 issued and 38,047,882 outstanding at December 31, 2013	3,619	3,805
Additional paid-in capital	137,101	164,216

Treasury stock (40,509 shares as of December 31, 2014 and December 31, 2013)	(76)	(76)
Retained earnings	309,726	257,574
Accumulated other comprehensive loss	(18,149)	(12,294)
Total stockholders’ equity	432,221	413,225
Total liabilities, temporary equity and stockholders’ equity	$634,311	$545,442
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share amounts)
Balance, January 1, 2012	36,418,385	$3,638	(40,509)	$(76)	$179,518	$137,559	$(4,524)	$316,115
Net income	—	—	—	—	—	70,569	—	70,569
Cumulative translation adjustment							(2,394)	(2,394)
Exercise of stock options	1,361,542	137			883			1,020
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,083	—	—	2,083
Shares subscribed for business acquisition	296,560	30	—	—	(30)	—	—	—
Repurchase of common stock	(983,818)	(99)	—	—	(18,275)	—	—	(18,374)
APIC adjustment for stock options		—	—	—	1,162	—	—	1,162
Vesting of restricted stock	89,308	8	—	—	(8)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(50,200)	(5)	—	—	(987)	—	—	(992)
Dividends paid	—	—	—	—	—	(7,034)	—	(7,034)
Balance, December 31, 2012	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
Net income	—	—	—	—	—	59,274	—	59,274
Cumulative translation adjustment	—	—	—	—	—	—	(5,376)	(5,376)
Exercise of stock options	1,251,633	125			2,036			2,161
Repurchase of common stock	(250,900)	(25)	—	—	(2,467)	—	—	(2,492)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,941	—	—	1,941
APIC adjustment for stock options		—	—	—	37	—	—	37
Vesting of restricted stock	76,576	8	—	—	(8)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(120,695)	(12)	—	—	(1,669)	—	—	(1,681)

Dividends paid	—	—	—	—	—	(2,794)	—	(2,794)
Balance, December 31, 2013	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$413,225
Net income	—	—	—	—	—	63,558	—	63,558
Cumulative translation adjustment	—	—	—	—	—	—	(5,855)	(5,855)
Exercise of stock options	450,000	45			743			788
Repurchase of common stock	(2,146,488)	(215)	—	—	(31,639)	—	—	(31,854)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,792	—	—	1,792
Vesting of restricted stock	52,384	5	—	—	(5)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,557)	—	—	—	(41)	—	—	(41)
Shares reacquired in connection with put option	(209,656)	(21)	—	—	(2,965)	—	—	(2,986)
Reclassification of shares previously reported as temporary equity in connection with an acquisition	—	—	—	—	5,000	—	—	5,000
Dividends paid	—	—	—	—	—	(11,406)	—	(11,406)
Balance, December 31, 2014	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$432,221
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$63,558	$59,274	$70,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,681	10,107	9,155
Provision for doubtful accounts	1,600	1,147	442
Provision for deferred taxes	(1,966)	(10,368)	(7,505)
Unrealized foreign exchange (gain)/losses	(741)	(237)	443
Unrealized gain on put option	(296)	(341)	(191)
Share-based compensation	1,792	1,941	2,083
Debt discount amortization on convertible debt	35	42	39
Reduction of acquisition earn-out contingent liability	(10,237)	(10,253)	(699)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(1,530)	(3,347)	(2,023)
Other assets	(4,765)	80	(371)
Accounts payable and accrued expenses	14,670	1,135	730
Accrued payroll and related benefits	1,811	(1,866)	(594)
Deferred rent	(324)	(87)	(132)
Reserve for potential uncertain income tax return positions	(9,723)	6,817	2,745
Liability – securities litigation settlement	(3,528)	4,226	—
Other liabilities	(221)	(225)	(2,384)
Deferred revenue	(1,306)	(983)	(12)
Net cash provided by operating activities	58,510	57,062	72,295
Cash flows from investing activities:
Investment in CurePet, net of cash acquired	3	—	—
Investment in Healthcare Magic, net of cash acquired	(5,856)	—	—
Investment in Vertex, net of cash acquired	(27,547)	—	—
Investment in Oakstone, net of cash acquired	(23,791)	—	—
Investment in I3, net of cash acquired	(2,000)	—	—
Investment in BSI, net of cash acquired	—	—	(992)
Investment in Taimma, net of cash acquired	—	—	(5,003)
Investment in Fintechnix, net of cash acquired	—	—	(4,713)
Investment in PlanetSoft, net of cash acquired	—	—	(35,078)
Investment in TriSystems, net of cash acquired	—	—	(9,277)
Investment in CurePet, Inc.	—	—	(2,000)
Payment of acquisition earn-out contingency, MCN	—	—	(1,537)
Investment in Qatarlyst, net of cash acquired	—	(4,740)	—
Payment of acquisition earn-out contingency, USIX		(727)	(1,466)
Payment of acquisition earn-out contingency, Taimma	(2,250)	(2,250)	—
Payment of acquisition earn-out contingency, Health Connect Systems	—	—	(2,000)
Payment of acquisition earn-out contingency, Trisystems	(563)	—	—

Purchases of marketable securities	—	—	(785)
Maturities of marketable securities	495	107	1,466
Investment in Facts	—	—	(25)
Capital expenditures	(16,277)	(1,230)	(1,965)
Net cash used in investing activities	(77,786)	(8,840)	(63,375)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	97,625	(15,000)	6,090
Proceeds from term loan	—	—	45,000
Proceeds from the issuance of note payable	—	—	161
Principal payments on term loan obligation	(31,938)	(8,938)	(19,125)
Repurchase of common stock	(31,854)	(2,492)	(18,374)
Payments of long term debt	(345)	(665)	(600)
Payments for capital lease obligations	(231)	(277)	(284)
Excess tax benefit from share-based compensation	(3,200)	3,237	1,044
Proceeds from exercise of common stock options	788	2,161	1,020
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(41)	(1,681)	(992)
Shares reacquired in connection with put option	(3,535)	—	—
Dividends paid	(11,406)	(2,794)	(7,034)
Net cash provided (used) by financing activities	15,863	(26,449)	6,906
Effect of foreign exchange rates on cash and cash equivalents	$(961)	$(1,548)	$(3,073)
Net change in cash and cash equivalents	(4,374)	20,225	12,753
Cash and cash equivalents at the beginning of the year	$56,674	$36,449	$23,696
Cash and cash equivalents at the end of the year	$52,300	$56,674	$36,449
Supplemental disclosures of cash flow information:
Interest paid	1,290	1,169	1,350
Income taxes paid	11,433	13,779	8,590
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:

Effective January 27, 2014 Ebix acquired the entire business of CurePet, Inc. ("CurePet") in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open receivable balances due to Ebix, Inc. from CurePet, and thusly no actual cash outlay was made by Ebix, Inc. Previously during 2012, Ebix acquired a minority19.8% interest in CurePet for cash consideration in the amount of $2.0 million.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and its subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions for the insurance industry. Ebix provides various software solutions and products for the insurance industry including data exchanges, carrier systems, and agency systems, as well as custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 31.0%, 31.8%, and 29.3% of the Company’s total revenue in 2014, 2013, and 2012, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2014 , 2013 and 2012.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2014	2013	2012
Exchanges	$169,437	$163,925	$159,678
Broker Systems	17,948	18,378	18,612
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	21,813	15,678	16,140
Carrier Systems	5,123	6,729	4,940
Totals	$214,321	$204,710	$199,370

Summary of Significant Accounting Policies
Basis of Presentation— The consolidated financial statements include the accounts of Ebix and its wholly owned subsidiaries. The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill, indefinite-lived intangible assets, and investments. contingent earnout liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be materially different from those estimates.

Reclassification—Certain of the reported balances and results for prior year or prior quarters, including the notes thereto, have been reclassified to conform to the current year presentation. The change in reserve for potential uncertain income tax return positions had been previously netted against the provision for deferred taxes line in the consolidated statements of cash flows, it is now shown separately. Also, beginning in 2014 the Company has applied the new provisions under Financial Accounting Standard ("FAS") update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists and as more fully described in Note 8 "Income Taxes". A portion of potential uncertain income tax return positions previously reported in "Other Liabilities" on the consolidated balance sheets are now netted against the "Deferred tax asset, net" line in the long term asset section of the consolidated balance sheets. Finally the excess tax benefits from share-based compensation is now reported as a component of financing cash flows rather than being netted against the provision for deferred taxes as a component of operating cash flows in the consolidated statements of cash flows.
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
Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $281 thousand and $801 thousand at December 31, 2014 and 2013, respectively.
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
As of December 31, 2014 and 2013 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2014 and 2013 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, debt under the former revolving line of credit and term loans with Citibank, and debt under the existing revolving line of credit with Regions Bank . The estimated fair value of such instruments at December 31, 2014 and 2013 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$281	$281	$—	$—
Total assets measured at fair value	$281	$281	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$—	$—	$—	$—
Contingent accrued earn-out acquisition consideration (b)	5,367	—	—	5,367
Total liabilities measured at fair value	$5,367	$—	$—	$5,367

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
* During the year ended December 31, 2014 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$801	801	—	—
Total assets measured at fair value	$801	$801	$—	$—

Liabilities
Derivatives:
Common share-based put option (a)	$845	—	845	—
Contingent accrued earn-out acquisition consideration (b)	14,420	—	—	14,420
Total liabilities measured at fair value	$15,265	$—	$845	$14,420

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2014	Balance at December 31, 2013
	(in thousands)

Beginning balance	$14,420	17,495

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(10,237)	(10,253)
(Gains) or losses recorded against goodwill	—	—
Foreign currency translation adjustments ***	(314)	730

Acquisitions and settlements
Business acquisitions	4,312	9,425
Settlements	(2,814)	(2,977)

Ending balance	$5,367	$14,420

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(8,911)	$(9,954)

** recorded as a component of reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Vertex, i3 Software, HealthCare Magic, and Qatarlyst acquisitions)	$5,367	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Taimma, PlanetSoft, TriSystems, and Qatarlyst acquisitions)	$14,420	Discounted cash flow	Expected future annual revenue streams and probability of achievement
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
Revenue Recognition and Deferred Revenue—The Company derives its revenues primarily from professional and support services, which includes revenue generated from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and risk compliance solutions ("RCS"). Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
The Company begins to recognize revenue from license fees for its exchange (SAAS) and ASP products upon granting customer access to the respective processing platform. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Revenues from RCS arrangements, which include data entry and call center services, and insurance certificate creation and tracking services, are recognized as the services are performed. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses is recognized upon delivery together with the Company’s licensed software products. Fees for training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services are recognized ratably over the term of the support agreement.
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

Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $5.8 million and $6.7 million of deferred revenue were included in billed accounts receivable at December 31, 2014 and 2013, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2014 include $32.4 million of trade receivables stated at invoice billed amounts (net of a $1.62 million estimated allowance for doubtful accounts receivable), and $8.5 million of unbilled receivables. Reported accounts receivable at December 31, 2013 include $31.2 million of trade receivables stated at invoice billed amounts (net of a $1.05 million estimated allowance for doubtful accounts receivable), and $7.9 million of unbilled receivables. The unbilled receivables pertain to certain professional service engagements and system development projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Accounts receivable are written off against the allowance for doubtful accounts receivable when the Company has exhausted all reasonable collection efforts. Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. Bad debt expense was $1.6 million, $1.1 million, and $442 thousand for the year ended December 31, 2014, 2013, and 2012, respectively.
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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. Starting in 2011, the Company applied the then new guidance concerning goodwill impairment evaluation. In accordance with that new technical guidance the Company first assessed certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2014 the goodwill residing in the Exchange reporting unit, the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired.  In 2014 the goodwill residing in the Risk Compliance Solutions reporting unit and Broker Systems reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  The Risk Compliance Solutions reporting unit fair value in excess of its carrying value was relatively close (based on revenue growth assumption  of 2% to 3% and discount rate of 16%) while the Broker Systems reporting unit had a significantly higher fair value in excess of its carrying value. During the years ended December 31, 2014, 2013, and 2012, we had no impairment of any our reporting unit goodwill balances.

Projections of cash flows are based on our views of revenue growth rates, operating costs, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values and terminal values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., revenue growth rates, future economic conditions, discount rates, and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. As a practice, the Company closely monitors any reporting units that do not have a significantly higher fair value in excess of their carrying value.
The following table summarizes the goodwill recorded in connection with the acquisitions that occurred during 2014 and 2013:

Company acquired	Date acquired	(in thousands)
CurePet, Inc. ("CurePet")	January 2014	$2,687
HealthCare Magic Private Limited ("HealthCare Magic")	May 2014	5,619
Vertex, Incorporated ("Vertex")	October 2014	27,728
Oakstone Publishing, LLC ("Oakstone")	December 2014	28,769
DCM Group Inc. (d.b.a. i3 Software) ("i3")	December 2014	3,700
Total during 2014		$68,503

Qatarlyst ("Qatarlyst")	April 2013	$11,136
Total during 2013		$11,136

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Beginning Balance	$337,068	$326,748
Additions, net (see Note 3)	68,503	11,136
Foreign currency translation adjustments	(3,351)	(816)
Ending Balance	$402,220	$337,068

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty ("P&C") data exchange and with certain large corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to these underlying business acquisitions Ebix had pre-existing contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the P&C data exchange and CRM platform that is used to deliver services to these carriers and corporate clients, cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life of these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2014, 2013, and 2012, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Trademarks	3-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2014 and December 31, 2013, are as follows:

	December 31,
	2014	2013
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$66,783	$62,408
Developed technology	15,664	14,630
Trademarks	2,751	2,646
Non-compete agreements	751	538
Backlog	140	140
Database	212	212
Total intangibles	86,301	80,574
Accumulated amortization	(36,930)	(29,840)
Finite-lived intangibles, net	$49,371	$50,734

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887

Income Taxes— The Company follows the asset and liability method of accounting for income taxes pursuant to the pertinent guidance issued by the FASB. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities, and operating loss and tax credit carry forwards, and their financial reporting amounts at each period end using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded, if necessary, for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
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

The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.
Advertising—Advertising costs are expensed as incurred. Advertising costs amounted to $1.7 million, $1.0 million, and $1.4 million in 2014, 2013, and 2012, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2014 and 2013, $398 thousand and $434 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2014 and 2013 the Company amortized $913 thousand and $915 thousand, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying Consolidated Statements of Income.
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
Recent Accounting Pronouncements
The following is a summary brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
In November 2014, the FASB issued Accounting Standards Update No. 2014-17 "Business Combinations: Pushdown Accounting - a consensus of the Emerging Issues Task Force". This accounting standard applies to the separate financial statements of an acquired entity and its subsidiaries that are a business upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this accounting standards update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this accounting standards update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company will apply this accounting standards update to any separately issued or filed 2014 financial statement for its acquired subsidiaries and is still evaluating the impact of its adoption.

In May 2014 the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue)in this ASU.
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This accounting standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this new standard in 2014, and it effected how unrecognized tax benefits were accounted for and presented in the Company's balance sheet.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance the related technical accounting guidance. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this new financial accounting standard in 2014 for use in its annual impairment evaluations of indefinite-lived intangible assets, which are performed as of September of each year.
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

Note 2. Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below :

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2014	2013	2012
Basic earnings per common share	$1.68	$1.58	$1.91
Diluted earnings per common share	$1.67	$1.53	$1.80
Basic weighted average shares outstanding	37,809	37,588	36,948
Diluted weighted average shares outstanding	38,040	38,642	39,100
Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. Diluted EPS is equal to net income divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2014, 2013, and 2012 there were 135,000, 315,000, and 90,000 potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each years ending December 31, 2014, 2013, and 2012:

	For the year ended December 31,
	(in thousands)
	2014	2013	2012
Basic weighted average shares outstanding	37,809	37,588	36,948
Incremental shares for common stock equivalents	231	1,054	2,152
Diluted shares outstanding	38,040	38,642	39,100

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

The Company's practice is that, immediately after a business acquisition is consummated, all functions are tightly integrated including infrastructure, sales and marketing, administration, product development, so as to ensure that efficiencies are maximized and redundancies eliminated. Furthermore the Company centralizes certain key functions such as product development, information technology, marketing, sales, human resources, finance, and other general administrative functions after an acquisition, in order to rapidly leverage cross-selling opportunities and to quickly realize cost efficiencies. By executing this integration strategy it becomes neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2014, 2013 and 2012, respectively, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $10.2 million, $10.3 million and $699 thousand, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Consolidated Statements of Income.

As of December 31, 2014, the total of these contingent liabilities was $5.4 million, of which $4.5 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2013 the total of these contingent liabilities was $14.4 million of which $10.3 million is reported in long-term liabilities, and $4.1 million is included in current liabilities in the Company's Consolidated Balance Sheet.
    During 2012 the Company received a termination fee in connection with a failed business acquisition. In this regard the Company recorded a reduction to general and administrative expense in the approximate amount of $971 thousand (net of directly related internal operating costs incurred by the Company and a portion of the fee that was paid to our investment banker).
2014 Acquisitions

CurePet - On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company.

HealthCare Magic - On May 21, 2014, Ebix acquired HealthCare Magic Private Limited ("HealthCare Magic"), a medical advisory service with an online network of approximately fifteen thousand General Physicians and Surgeons spread across fifty specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $596 thousand. The Company funded the HealthCare Magic acquisition from available cash reserves on hand. The Company accounted for this acquisition by recording $5.6 million of goodwill, $452 thousand of intangible assets pertaining to customer relationships, $100 thousand of intangible assets pertaining to acquired technology, $59 thousand on intangible assets pertaining to trademarks and tradenames, and $226 thousand of intangible assets pertaining to non-compete agreements.

Vertex - On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), with an effective date of October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $27.7 million of goodwill, $2.5 million of intangible assets pertaining to customer relationships, and $235 thousand of intangible assets pertaining to acquired technology. The valuation and purchase price allocation for the Vertex acquisition remains preliminary and will be finalized prior to June 30, 2015.
Oakstone - Effective December 2, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the amount of $23.72 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the outstanding membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $28.8 million of goodwill, $1.7 million of intangible assets pertaining to customer relationships, $501 thousand of intangible assets pertaining to acquired technology, and a $6.5 million deferred revenue liability. The valuation and purchase price allocation for the Oakstone acquisition remains preliminary and will be finalized prior to June 30, 2015.

i3 - On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company accounted for this acquisition by recording $3.7 million of goodwill, $225 thousand of intangible assets pertaining to customer relationships, and $75 thousand of intangible assets pertaining to acquired technology. The valuation and purchase price allocation for the i3 acquisition remains preliminary and will be finalized prior to June 30, 2015.
2013 Acquisitions
    On April 7, 2013, the Company executed and completed one business acquisition of Qatarlyst. The Company accounted for this acquisition by recording $11.1 million of goodwill, $4.8 million of intangible assets pertaining to customer relationships, and $635 thousand of intangible assets pertaining to acquired technology.

The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed as a result of the acquisitions that occurred during 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Fair value of total consideration transferred
Cash	$59,514	$5,025
Contingent earn-out consideration arrangement	4,312	9,425
Previous cash consideration in investment of step up acquisition, CurePet	2,000	—
Cash consideration offset against open receivable balances due to Ebix, Inc. from CurePet	1,350	—
Total	$67,176	$14,450

Fair value of assets acquired and liabilities assumed
Cash	$323	$285
Other current assets	5,263	485
Property, plant, and equipment	670	144
Other long term assets	54	507
Intangible assets	6,872	5,396
Deferred tax liability	(1,040)	(947)
Current and other liabilities	(13,469)	(2,556)
Net assets acquired, excludes goodwill	(1,327)	3,314

Goodwill	68,503	11,136

Total net assets acquired	$67,176	$14,450
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2014 and 2013:

	December 31,
	2014		2013
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$5,275	9.9	$4,761	11.0
Developed technology	1,236	4.2	635	5.0
Non-compete agreements	226	7.0	—	0.0
Trademarks	135	5.5	—	0.0
Total acquired intangible assets	$6,872	8.8	$5,396	10.3

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ending December 31, 2015	$7,357
For the year ending December 31, 2016	6,794
For the year ending December 31, 2017	6,388
For the year ending December 31, 2018	5,668
For the year ending December 31, 2019	5,384
Thereafter	17,780

$49,371

The Company recorded $7.4 million, $7.3 million, and $6.1 million of amortization expense related to acquired intangible assets for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 4. Pro Forma Financial Information (re: 2014 and 2013 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.
The aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions made during 2014 and 2013, which includes the acquisitions of CurePet, HealthCare Magic, Vertex, Oakstone, i3, and Qatarlyst as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2014 and 2013 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for 2014 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only eleven months of CurePet, eight months of HealthCare Magic, three months of Vertex, and one month each for Oakstone and i3. Similarly, the 2013 pro forma financial information below includes a full year of results for HealthCare Magic, Vertex, Oakstone, i3 , and Qatarlyst as if they had been acquired on January 1, 2013, whereas the Company's reported financial statements for the 2013 includes no actual financial results for HealthCare Magic, Vertex, Oakstone, i3, and nine months of financial results for Qatarlyst.

	As Reported 2014	Pro Forma 2014	As Reported 2013	Pro Forma 2013
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$214,321	$262,733	$204,710	$260,452
Net Income	$63,558	$61,745	$59,274	$52,809
Basic EPS	$1.68	$1.63	$1.58	$1.40
Diluted EPS	$1.67	$1.62	$1.53	$1.37

In the above table, the unaudited pro forma revenue for the year ended December 31, 2014 increased by $2.3 million from the unaudited pro forma revenue for 2013 of $260.5 million to $262.7 million , representing a 0.9% increase. The reported revenue in the amount of $214.3 million for the year ended December 31, 2014 increased by $9.6 million or 4.7% from the $204.7 million of reported revenue for the year ended December 31, 2013.
The above pro forma analysis is based on the following premises:

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

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2014, 2013, and 2012 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(3.2) million, $(3.8) million, and $(1.2) million, respectively.

Note 5. Commercial Bank Financing Facility
On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions Financial Corporation ("Regions") as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.94%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of December 31, 2014 the Company's consolidated balance sheet includes $1.3 million of remaining deferred financing costs which are being amortized over the remaining life of the underlying credit facility. This debt is collateralized by essentially all assets of the Company

On May 19, 2014, Ebix and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amended the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amended the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and was paid in full on August 5, 2014 upon the undertaking of the aforementioned new loan facility with Regions.
On April 26, 2012, Ebix entered into a credit agreement providing for a $100 million secured syndicated credit facility (the “Secured Syndicated Credit Facility”) with Citibank, N.A. ("Citibank") as administrative agent and Citibank, N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders. The financing was comprised of a four-year, $45 million secured revolving credit facility, a $45 million secured term loan which amortized over a four year period with quarterly principal and interest payments commencing on June 30, 2012 and a final payment of all remaining outstanding principal and accrued interest due on April 26, 2016, and an accordion feature that provided for the expansion of the credit facility by an additional $10 million. The $100 million credit facility with Citibank, N.A., as administrative agent, replaced the former $55 million facility that the Company had in place with Bank of America, N.A. The initial interest rate applicable to the Secured Syndicated Credit Facility was LIBOR plus 1.50% and stood at 1.67% at December 31, 2013. Under the Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.00%. The credit facility was used by the Company to fund working capital requirements primarily in support of current operations, organic growth, and accretive business acquisitions. The Company incurred $744 thousand of origination costs in connection with this new credit facility, and amortized these costs into interest expense over the four-year life of the credit agreement. This syndicated credit facility with Citibank was fully repaid and replaced with a new credit syndicated credit facility with Regions Bank, as discussed above.
    At December 31, 2014, the outstanding balance on the revolving line of credit with Regions was $120.47 million and the facility carried an interest rate of 1.94%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2014, the average and maximum outstanding balances on the revolving line of credit were $40.5 million and $120.47 million, respectively, and the weighted average interest rate was 1.78%. At December 31, 2013 the outstanding balance on the revolving line of credit was $22.8 million and the facility carried an interest rate of 1.67%.
In August 2014 the outstanding balance on the term loan with Citibank was zero as it was paid in full upon the undertaking of the aforementioned new loan facility with Regions. During the twelve months ended December 31, 2014, $7.6 million of scheduled payments were made against this pre-existing term loan.

Note 6. Commitments and Contingencies
Contingencies-In connection with the shareholder class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.), which as previously disclosed was settled in 2014 and is now concluded, there have been three derivative complaints brought by certain shareholders on behalf of the Company, which name certain of the Company's officers and its entire board of directors as Defendants. The first such derivative action was brought by an alleged shareholder named Paul Nauman styled Nauman v. Raina, et al., Civil Action File No. 2011-cv-205276 (Superior Court of Fulton County, Georgia), filed September 1, 2011. The second such derivative action was brought by an alleged shareholder named Gilbert Spagnola styled Spagnola v. Bhalla, et al., Civil Action No. 1:13-CV-00062-RWS (N.D. Ga.), filed January 7, 2013. The third such derivative action was brought by an alleged shareholder named Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund styled Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund v. Raina, et al., Civil Action No. 1:13-CV-00246-RWS (N.D. Ga.), filed January 23, 2013. These derivative actions are based on substantially the same factual allegations in the now settled shareholder class action suit, but also variously claim breach of fiduciary duties, abuse of control, gross mismanagement, the wasting of corporate assets, negligence, unjust enrichment by the Company's directors, and violation of Section 14 of the Exchange Act. The Nauman case was stayed pending the completion of expert discovery in the shareholder class action suit. On April 12, 2013, the Federal Court entered an Order consolidating the Spagnola and Hotel derivative cases under the style In re Ebix, Inc. Derivative Litigation, File No. 1:13-CV-00062-RWS (N.D. Ga.), appointing Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund as Lead Derivative Plaintiff, and appointing the law firm Cohen Milstein Sellers & Toll PLLC as Lead Derivative Counsel and The Law Offices of David A. Bain LLC as Liaison Counsel. Lead Derivative Plaintiff filed its Consolidated Shareholder Derivative and Class Action Complaint on May 20, 2013. Thereafter, the Federal Court entered a Consent Order on June 4, 2013, setting a schedule for Lead Derivative Plaintiff to amend its Complaint in light of the anticipated preliminary proxy related to a proposed transaction announced on May 1, 2013 with affiliates of Goldman Sachs & Co. On September 23, 2014, following several months of extensive arms-length negotiations, the parties to both the Federal Court and Fulton Superior Court derivative actions entered into a Stipulation of Settlement, which, together with the exhibits annexed thereto, sets forth the terms and conditions for a proposed settlement of both the derivative actions and for dismissal of both the derivative actions with prejudice upon the terms and conditions set forth therein. On September 30, 2014, the Federal Court entered an Order preliminarily approving the proposed settlement. On December 2, 2014, following a final fairness hearing, the Federal Court entered a Final Order and Judgment Approving Settlement and Dismissing Actions with Prejudice. On December 12, 2014, the Fulton Superior Court entered a Stipulation and Order of Dismissal With Prejudice. As part of the settlement, the Company has agreed to adopt, implement, and/or maintain certain corporate governance measures and to pay attorneys’ fees and expenses to Plaintiffs’ Counsel in the amount of $690 thousand. The appeal period has passed and these matters are now concluded. During the week of January 19th 2015 the Company paid the $690 thousand of legal fees, of which $350 thousand was accrued to expense in Q3 2014, and the remaining $340 thousand was recognized and accrued to expense in Q4 2014.

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
Following our announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which is pending. The Company denies any liability and intends to defend the action vigorously.

The Company has been sued by Microsoft for alleged copyright infringement, breach of contract, and unjust enrichment. Microsoft Corporation and Microsoft Licensing GP v. Ebix, Inc., Case No. 1:13-CV-01655-CAP (N.D.Ga), filed May 15, 2013. The Company filed a Motion to Dismiss on July 10, 2013. In response, Microsoft filed an Amended Complaint. The Company filed a Motion to Dismiss the Amended Complaint on August 29, 2013. On February 14, 2014, the Court denied the Company’s Motion to Dismiss. The Company cooperated with Microsoft in an audit of all of the Company's Microsoft licenses. The parties reached a confidential settlement and, on September 18, 2014, filed a Notice of Confidential Settlement in Principle and Stipulated Motion for 45-Day Extension of Time to finalize the various provisions of the settlement, which was granted by Order dated September 19, 2014. On October 13, 2014, the parties filed a Joint Stipulation of Dismissal with prejudice.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2014 and 2013.
Commitments for minimum rentals under non-cancellable leases, debt obligations, and future purchase obligations as of December 31, 2014 were as follows:

Year	Debt	Capital Leases	Operating Leases	Future Purchase Obligations
	(in thousands)
2015	$943	$—	$5,863	$3,715
2016	600	—	4,136	541
2017	—	—	3,886	541
2018	—	—	3,120	541
2019	120,465	—	2,088	406
Thereafter	—	—	1,340	—
Total	$122,008	$—	$20,433	$5,744
Less: sublease income			(1,296)
Net lease payments			$19,137
Less: amount representing interest		—
Present value of obligations under capital leases		$—
Less: current portion	(943)	—
Long-term obligations	$121,065	$—
Rental expense for office facilities and certain equipment subject to operating leases for 2014, 2013, and 2012 was $6.3 million, $6.5 million and $5.9 million, respectively.
Sublease income for 2014, 2013 and 2012 was $381 thousand, $55 thousand, and $5 thousand, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2014 and 2013, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $250 thousand and $302 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2015, is $2.9 million.

Note 7. Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2014, the Company had one equity based compensation plan. No stock options were granted to employees or non-employees during 2014, 2013 and 2012; however, options were granted to Directors in 2013 and 2012. Stock compensation expense of $305 thousand, $474 thousand and $539 thousand was recognized during the years ending December 31, 2014, 2013 and 2012, respectively, on outstanding and unvested options.
No options were granted during 2014. Previous year grants were estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Weighted average fair values of stock options granted	$—	$5.70	$5.47
Expected volatility	—%	59.9%	47.9%
Expected dividends	—%	2.01%	1.18%
Weighted average risk-free interest rate	—%	.65%	.33%
Expected life of stock options (in years)	0.0	3.5	3.5

A summary of stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2012	3,315,175	$2.51	1.56	$64,959
Granted	45,000	$16.94
Exercised	(1,361,542)	$0.75
Canceled	—	$—
Outstanding at December 31, 2012	1,998,633	$4.03	1.17	$24,171
Granted	45,000	$14.89
Exercised	(1,251,633)	$1.73
Canceled	—	$—
Outstanding at December 31, 2013	792,000	$8.28	1.00	$5,093
Granted	—	$—
Exercised	(450,000)	$1.75
Canceled	(135,000)	$17.58
Outstanding at December 31, 2014	207,000	$16.41	1.88	$121
Exercisable at December 31, 2014	139,500	$16.35	1.43	$89
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $5.3 million, $11.4 million, $24.8 million, respectively.
Cash received or the value of stocks cancelled from option exercises under all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012, was $788 thousand, $2.2 million and $1.0 million, respectively.
A summary of non-vested options and changes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2012	180,005	$17.17
Granted	45,000	$16.94
Vested	(90,005)	$14.60
Canceled	—	$—
Non-vested balance at December 31, 2012	135,000	$18.80
Granted	45,000	$14.89
Vested	(67,500)	$18.66
Canceled	—	$—
Non-vested balance at December 31, 2013	112,500	$17.32
Granted	—	$—
Vested	(45,000)	$18.53
Canceled	—	$—
Non-vested balance at December 31, 2014	67,500	$16.52

The following table summarizes information about stock options outstanding by price range as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.18-$2.36	27,000	1.41	$2.27	27,000	$2.27
$14.89-$16.94	90,000	2.98	$15.92	33,750	$16.26
$20.58-$21.70	90,000	0.93	$21.14	78,750	$21.22
	207,000	1.88	$16.41	139,500	$16.35

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

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2012	145,081	$20.13
Granted	73,061	$23.26
Vested	(90,379)	$18.89
Forfeited	(6,607)	$24.10
Non vested at December 31, 2012	121,156	$22.74
Granted	32,842	$15.91
Vested	(76,576)	$22.56
Forfeited	(2,157)	$23.42
Non vested at December 31, 2013	75,265	$19.92
Granted	171,781	$16.96
Vested	(52,388)	$20.35
Forfeited	(6,136)	$18.91
Non vested at December 31, 2014	188,522	$17.13
As of December 31, 2014 there was $2.5 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 2.09 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $1.7 million, and $1.7 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.5 million, $1.5 million and $1.5 million during each of the years ending December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014 the Company has 5.7 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 8. Income Taxes
Income before income taxes consisted of:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Domestic	$8,807	$5,497	$6,604
Foreign	68,645	64,655	71,425
Total	$77,452	$70,152	$78,029

The income tax provision consisted of:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Current:
Federal	$1,335	$266	$342
State	270	167	320
Foreign	4,847	4,532	3,660
	6,452	4,965	4,322
Deferred:
Federal	1,118	(632)	2,382
State	43	(351)	31
Foreign	(263)	(760)	(1,557)
	898	(1,743)	856

Provision for income taxes from ongoing operations at effective tax rate	$7,350	$3,222	$5,178
Discrete Items:
Certain discrete tax impacts from foreign subsidiaries	(1,677)	839	837
NOL carryforward adjustment	(810)	—	—
IRS Settlement - net of ASC 740 (formerly "FIN 48") reserve reversals	480	—	—
2013 income tax return amendment	1,891	—	—
Additional reserves for uncertain tax positions (ASC 740, formerly "FIN 48")	9,798	6,817	2,745
Reconciliation of the tax payable liability accounts for our various subsidiaries to the income tax returns filed or to be filed in those jurisdictions	(3,138)	—	(1,300)
Provision for income taxes from discrete items	6,544	7,656	2,282

Total provision for income taxes	$13,894	$10,878	$7,460

The income tax provision at the Federal statutory rate differs from the effective rate because of the following items:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Statutory tax rate	35.0%	35.0%	35.0%
Tax impact of foreign subsidiaries (primarily in Singapore)	(4.0)%	(6.9)%	(8.1)%
State income taxes, net of federal benefit	0.3%	(0.3)%	0.4%
Tax holiday - India (Permanent Difference)	(12.7)%	(15.2)%	(15.6)%
Passive income exemption - Sweden (permanent difference)	(3.2)%	(3.5)%	(3.1)%
Acquisition contingent earnout liability adjustments	(4.6)%	(5.0)%	(0.4)%
Singapore enhanced R&D deductions	(1.1)%	(1.2)%	(1.3)%
Other	(0.2)%	1.7%	(0.2)%
Effective tax rate from ongoing operations	9.5%	4.6%	6.7%
Discrete Items:
Certain discrete tax impacts from foreign subsidiaries	(2.2)%	1.2%	1.1%
NOL carryforward adjustment	(1.0)%	—%	—%
IRS Settlement - net of ASC 740 (formerly "FIN 48") reserve reversals	0.6%	—%	—%
2013 income tax return amendment	2.4%	—%	—%
Net ASC 740 (formerly "FIN 48") reserve additions for uncertain tax positions	12.7%	9.7%	3.5%
Reconciliation of the tax payable liability accounts for our various subsidiaries to the income tax returns filed in those jurisdictions	(4.1)%	—%	(1.7)%
Effective tax rate after discrete items	17.9%	15.5%	9.6%
Current deferred income tax assets and liabilities and long-term deferred tax assets and liabilities are presented on a net basis separately in the December 31, 2014 and 2013 accompanying Consolidated Balance Sheets. The individual balances in current and long-term deferred tax assets and liabilities are as follows:

	2014	2013
	(In thousands)
Current deferred income tax assets	$2,310	$961
Long-term deferred income tax assets	43,235	44,924
Total deferred income tax assets	45,545	45,885
Current deferred income tax liabilities	(197)	(705)
Long-term deferred income tax liabilities	(23,342)	(24,308)
Net deferred income tax asset	$22,006	$20,872

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the applicable local jurisdiction tax laws. Temporary differences and carry forwards which comprise the deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$254	$—	$580	$—
Share-based compensation	817	—	781	—
Accruals and prepaids	2,342	470	3,415	788
Bad debts	600	—	394	—
Acquired intangible assets	—	23,069	—	24,225
Net operating loss carryforwards	16,595	—	19,698	—
Tax credit carryforwards (primarily MAT in India)	24,937	—	21,017	—
	45,545	23,539	45,885	25,013
Valuation allowance	—	—	—	—
Total deferred taxes	$45,545	$23,539	$45,885	$25,013

For the year ending December 31, 2014, the Company's total recognized income tax expense of $13.9 million includes the effects of several discrete items. Specifically, these discrete items were primarily the adverse net effects of the settlement of the IRS audit for the years 2008 thru 2012 amounting to $0.5 million, the amendment and refiling of the Company U.S. federal income tax return for the year 2013 which amounted to $1.9 million, and additional ASC 740 (formerly "FIN 48") provisioning for uncertain income tax return positions amounting to $9.8 million, partially offset by a benefit of $3.1 million from reconciling the tax payable liability accounts for our various subsidiaries to the income tax returns filed in those jurisdictions, and additional deductible interest expense in Singapore providing a tax benefit of $1.7 million. Thusly, the tax expense excluding such discrete items was $7.4 million, reflecting an effective tax rate of 9.5%.

As of December 31, 2014, the Company has remaining available domestic net operating loss (“NOL”) carry-forwards of $42.0 million (net of $5.7 million utilized to offset domestic taxable income for 2014), which are available to offset future federal and certain state income taxes. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire. Portions of these remaining NOL's will expire during the years 2020 through 2027.
The Company's consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operating activities in certain foreign jurisdictions with low tax rates and where a large portion of its taxable income is generated. Furthermore, the Company's worldwide product development operations and intellectual property ownership is centralized in its India and Singapore subsidiaries, respectively. Our operations in India benefit from a tax holiday, which affect our various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014, and will expire for our other facilities in the years 2015 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. This tax holiday had the effect of reducing tax expense by approximately $9.9 million or approximately $0.17 per diluted share in 2014 with $3.82 million of Minimum Alternative Tax ("MAT") tax prepaid/accrued against 2014 income during the year ended December 31, 2014, for future taxes to be paid in India.
The Company also has a relatively low income tax rate in Singapore in which our operations are taxed at a 10% marginal tax rate as a result of concessions granted by the local Singapore Economic Development Board ("EDB") for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire during 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate. The concessionary tax rate granted by the EDB as compared to the statutory tax in effect in Singapore reduces income tax expense by approximately $2.5 million or approximately $0.07 per diluted share in 2014.
The pre-tax income from the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2014 were as follows:

(dollar amounts in thousands)	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Mauritius	Europe(United Kingdom)	Sweden	Total
Pre-tax income	$8,807	$115	$1,590	$5,091	$16,015	$1,000	$28,194	$(370)	$9,940	$7,070	$77,452
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	—%	—%	24.0%	—%
The income from the Company's operations in India is subject to MAT at a 20.97% rate. The tax paid under the MAT provisions is carried forward for a period of up to ten years following the end of the year in which the MAT tax has been paid as a set off against future tax liabilities computed under the regular corporate income tax provisions using the statutory 33.99% corporate income tax rate. During the year ended December 31, 2014, the Company paid/accrued $3.82 million in MAT tax. The accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 includes a long-term deferred tax asset in the amount of $22.46 million and $18.64 million , respectively, associated with cumulative future MAT tax credit entitlement.
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Hypothetically if those earnings were to be not considered indefinitely invested, approximately $71.9 million of deferred U.S. income taxes would had to have been provided as of December 31, 2014.
On January 6, 2015, Ebix reached a resolution with the Internal Revenue Service with respect to the previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012.  The original audit was extended to 2012, which is now part of that resolution dated December 30, 2014. The assessment resulted in a cash payment of $20.5 million, including interest of $1.6 million, and a ($1.5) million impact on net income for the fourth quarter of 2014 after taking into account the company’s previously established and disclosed provisions for uncertain tax positions. This resolution includes all issues for the taxable years 2008 through 2012.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With the exception of NOL carryforwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2013. Regarding our foreign operations as of December 31, 2014, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2008 to 2013), Singapore and Brazil (2008 to 2013), New Zealand (2010 to 2013), and India (2009 to 2013).
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

	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Beginning Balance	$12,742	$5,925	$3,180
Additions for tax positions related to current year	451	6,546	2,482
Additions for tax positions of prior years	9,348	271	263
Reductions for tax position of prior years	(19,521)	—	—
Ending Balance	$3,020	$12,742	$5,925
In the above table the $19.5 million of reductions to the Company reserves for uncertain tax positions primarily pertains to applicable reserves that were released and applied to the accounting for the settlement of the U.S. Internal Revenue Service's audit of the Company 2008 through 2012 income tax returns, and has been reclassified to income taxes payable within the accounts payable and accrued liability line as of December 31, 2014 in the accompanying Consolidated Balance sheet. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. Interest assessed upon settlement of a tax return audit is classified as interest expense. As of December 31, 2014 approximately $680 thousand of estimated interest and penalties, which is part of the $3.02 million ending balance in the preceding table, is included in other long-term liabilities in the accompanying Consolidated Balance Sheet.
The Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. This provision has been applied and $1.1 million and $8.4 million of unrecognized tax benefits have been applied against NOL carryforward amounts as of December 31, 2014 and 2013, respectively.

Note 9. Stock Repurchases

Effective June 21, 2013 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty-four months if possible.

Effective June 30, 2011 the Board of Directors of Ebix, Inc. unanimously approved an increase in the size of the Company's authorized share repurchase plan to acquire up to $100 million of the Company’s current outstanding shares of common stock. Under the terms of the Board’s authorization, the Company retains the right to repurchase up to $100 million in shares but does not have to repurchase this entire amount. The repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2014 the Company repurchased 2,146,488 shares of its common stock under this plan for total consideration of $31.9 million. During 2013 the Company repurchased 250,900 shares of its common stock under this plan for total consideration of $2.5 million. In addition, during 2012 the Company repurchased 983,818 shares of its common stock under this plan for total consideration of $18.4 million. As of December 31, 2014 the Company had $71 million remaining in its share repurchase authorization.

Note 10. Derivative Instruments
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expired in June 2014, was exercisable during the 30-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represented the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. The inputs used in the valuation of the put option include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. The Company classified the put option, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 2 instrument (i.e. wherein fair is partially determined and based on observable inputs other than quoted market prices), which we believe is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date. During the months of July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the then remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration, which included one month of interest, paid by the Company in connection with the exercise of these put options was $3.6 million.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and December 31, 2013, consisted of the following:

	2014	2013
	(In thousands)
Trade accounts payable	$11,879	$4,515
Accrued professional fees	1,258	1,046
Income taxes payable	22,627	8,173
Sales taxes payable	2,601	4,038
Interest payable pertaining to IRS settlement	1,650	—
Other accrued liabilities	106	46
Total	$40,121	$17,818

Note 12. Other Current Assets

Other current assets at December 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
	(In thousands)
Prepaid expenses	$5,618	$3,824
Sales taxes receivable from customers	121	220
Due from prior owners of acquired businesses for working capital settlements	938	720
Research and development tax credits receivable	1,152	720
Other	238	64
Total	$8,067	$5,548

Note 13. Property and Equipment

Property and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(In thousands)
Computer equipment	$13,830	$12,417
Buildings	3,912	3,119
Land	3,924	59
Leasehold improvements	1,448	2,648
Furniture, fixtures and other	4,279	5,035
Construction in Progress (building for new global corporate headquarters in the Atlanta metropolitan area)	10,441	—
	37,834	23,278
Less accumulated depreciation and amortization	(13,173)	(14,750)
	$24,661	$8,528

Depreciation expense was $2.3 million, $2.8 million and $3.1 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 14. Other Liabilities

Other liabilities at December 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,020	$12,742
Unfavorable lease liability, long term portion	294	394
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	(1,135)	(8,422)
Other	—	5
Total	$2,179	$4,719

Note 15. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company’s contributions to the Plan were $473 thousand, $368 thousand and $364 thousand for the years ending December 31, 2014, 2013 and 2012, respectively.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):

Year Ended December 31, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$147,971	$5,239	$7,036	$36,319	$4,384	$2,578	$1,929	$8,865	$214,321
Long-lived assets	$383,233	$7,835	$9,380	$583	$68,526	$334	$34,691	$25,868	$530,450

Year Ended December 31, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$139,519	$7,431	$5,508	$38,260	$3,114	$2,311	$650	$7,917	$204,710
Long-lived assets	$309,732	$8,784	$10,886	$803	$68,987	$97	$23,784	$28,442	$451,515

Year Ended December 31, 2012

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$140,933	$6,395	$8,227	$36,330	$2,827	$2,205	$233	$2,220	$199,370
Long-lived assets	$317,338	$9,738	$12,726	$1,267	$70,173	$240	$11,784	$12,011	$435,277

Note 17. Related Party Transactions

We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via a syndicated commercial banking facility (refer to Note 5 to these Consolidated Financial Statements), and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $281 thousand, $292 thousand, and $170 thousand for each of the years ending December 31, 2014, 2013, and 2012, respectively. Accounts receivable due from Regions were $50 thousand and $39 thousand at December 31, 2014 and 2013, respectively.

Note 18. Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2014, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2014
Total revenues	$51,404	$51,476	$50,808	$60,633
Gross Profit	41,792	41,512	40,533	43,096
Operating income	19,405	17,461	21,738	21,068
Net income	15,417	13,579	18,015	16,547
Net income per common share:
Basic	$0.40	$0.35	$0.47	$0.45
Diluted	$0.40	$0.35	$0.47	$0.45
Year Ended December 31, 2013
Total revenues	$52,566	$51,004	$50,293	$50,847
Gross Profit	42,675	40,646	40,157	40,761
Operating income	19,305	19,294	18,601	17,806
Net income	17,344	13,542	13,143	15,245
Net income per common share:
Basic	$0.47	$0.36	$0.35	$0.40
Diluted	$0.45	$0.35	$0.34	$0.40
Year Ended December 31, 2012
Total revenues	$43,827	$47,716	$53,804	$54,023
Gross Profit	34,798	38,559	44,304	43,576
Operating income	18,329	17,711	20,708	20,260
Net income	15,685	18,067	18,072	18,745
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.50
Diluted	$0.40	$0.47	$0.46	$0.48

In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 19. Minority Business Investment

During 2012, Ebix acquired a minority 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that has completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet had previously been a customer of Ebix, and as such during 2013 and 2012 the Company recognized $1.2 million and $1.5 million, respectively, of revenue from CurePet. Ebix also had a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for 2014, there have been no revenue sharing earned or accrued. The Company had been accounting for its minority investment in CurePet using the cost method. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. As disclosed in Note 3 "Business Acquisitions", effective January 27, 2014, Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which $5.0 million pertains to a contingent earnout liability based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. During the twelve months ended December 31, 2014 the CurePet business generated $324 thousand of revenue which is included in the Company’s consolidated revenues reported for the same period.

Note 20. Temporary Equity

The $5.0 million of temporary equity reported on the Company's consolidated balance sheet as of December 31, 2013 is in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regards to these shares of Ebix common stock, and as discussed in Note 10 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expired in June 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the consolidated balance sheet, and shown as a separate line referred to as "temporary equity" on the consolidated balance sheet appearing after liabilities, and before the stockholders' equity section. In July and August 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders have since put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration was paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration, which included interest, paid by the Company in connection with the exercise of these put options was $3.6 million.

Note 21. Subsequent Events

Dividends
The Company continued with its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid March 16, 2015 to shareholders of record on February 27, 2015.

Repurchases of Common Stock
Since December 31, 2014 and through March 16, 2015 the Company has purchased an additional 929,976 shares of its outstanding common stock for aggregate consideration in the amount of $22.28 million. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

IRS Audit Resolution
On January 6, 2015, Ebix announced that it had reached a resolution with the Internal Revenue Service with respect to the previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012. The original audit was extended to 2012, which is now part of that resolution dated December 30, 2014. The assessment resulted in a January 2015 cash payment of $20.5 million, including interest of $1.6 million, and a ($1.5) million impact on net income for the fourth quarter of 2014 after taking into account certain of the Company’s previously established and disclosed provisions for uncertain tax positions. This resolution includes all issues for the taxable years 2008 through 2012. The balance of this assessment is included in accounts payable and accrued liabilities in the Company's Consolidated Balance Sheet.

Director Grants
On January 12, 2015, the board of directors granted the Company's seven non-employee directors a total of 42,000 stock options of which one-fourth will vest on January 12, 2016, and the remaining options will vest ratably each quarter in the years 2016, 2017, 2018 and 2019. Such grants were made pursuant to board's policy.

Amendment to Syndicated Commercial Banking Credit Agreement
On February 3, 2015, Ebix, Inc. (the “Company”) and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Regions Secured Credit Facility (the “Credit Agreement”), dated August 5, 2014, among the Company, Regions Financial Corporation as Administrative Agent (“Regions”), with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increases the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increases the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.

Business Acquisition
On March 3, 2015 Ebix announced the acquisition of Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content & communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.24 million, plus a possible future one time contingent earnout payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and a possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition.

Land Acquisition
On January 30, 2015 the Company acquired approximately six acres of land adjacent to its new worldwide headquarters facility being built out in Johns Creek, Georgia. The Company paid $2.0 million for the land and funded the purchase from proceeds from its revolving commercial banking credit facility.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2014. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2014 did not include an assessment of the internal controls for our operations in the United Kingdom or Canada, or our business acquisitions of Healthcare Magic in India during 2014, and Vertex, Oakstone Medical and i3 Software in the United States during 2014 for which the financial information for these business units are included in the accompanying consolidated financial statements of Ebix. These business units in the aggregate represented approximately 11.0% of the Company's consolidated revenue for 2014. In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.
The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, audit committee, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Cherry Bekaert LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2014. Cherry Bekaert LLP has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ebix, Inc.
We have audited Ebix Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for their operations in the United Kingdom or Canada, or their acquisitions of Healthcare Magic in India in 2014, and Vertex, Oakstone Medical and i3 Software in the United States during 2014, which are included in the 2014 consolidated financial statements of Ebix, Inc. and which constituted approximately 11.0% of the Company's consolidated revenues for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting for their operations in the United Kingdom, Canada, Healthcare Magic, Vertex, Oakstone Medical, or i3 Software.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and the related consolidated financial statement schedules as of December 31, 2014, 2013 and 2012, and our report dated March 16, 2015 expressed an unqualified opinion.

Cherry Bekaert LLP
Atlanta, Georgia
March 16, 2015

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

Item 9B. OTHER INFORMATION
Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ROBIN RAINA, 48, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

Areas of Relevant Experience. Mr. Raina's strategic direction for the Company and implementation of such direction has proven instrumental for the Company's turnaround and growth.

HANS U. BENZ, 68, has been a director at Ebix since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.

Areas of Relevant Experience. Mr. Benz's former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.

PAVAN BHALLA, 52, has been a director since June 2004. He is currently the Executive Vice President - Business Optimization for Aon Hewitt, and is based in Atlanta, Georgia. He has held this position since March 2015. Previously and since September 2011, Mr. Bhalla was Executive Vice President and India Managing Director at Aon Hewitt. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Prior to his recent roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI's domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master's degree in business administration from the University of Chicago's Booth School of Business.

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

NEIL D. ECKERT, 52, has been a director since 2005. Mr. Eckert was nominated by Brit Insurance Holdings PLC, or Brit, to serve on the Company's board of Directors under an agreement between the Company and Brit. Until April 2005, he served as Chief Executive Office of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. In 2005, Mr. Eckert founded Climate Exchange PLC and was Chief Executive Officer until 2010 when the company was sold to InterContinental Exchange Inc. Mr. Eckert is also Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company.

Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

ROLF HERTER, 51, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter's practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company's Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies. Mr. Herter's law firm, Streichenberg, represents the Rennes Foundation, a holder of 9.3% of Ebix's outstanding common stock.

Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.

HANS UELI KELLER, 62, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Engel & Voelkers Commercial, Switzerland and as member of the board of Wohnen Zurichsee AG.

Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.

JAMES A. MITAROTONDA, 60, became a director in January 2015. Mr. Mitarotonda has served as the Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm, since 1991. He has also served as a director of A. Schulman, Inc. since 2005 and as a director of The Pep Boys - Manny, Moe & Jack since 2006, including as Chairman of the board of directors from 2008 to 2009. Previously, he has served as a director of The Jones Group Inc., Ameron International Corporation, Griffon Corporation, Gerber Scientific, Inc., Register.com, Inc. and Sielox, Inc. Mr. Mitarotonda holds a master’s degree in business administration from New York University.

Areas of Relevant Experience.  Mr. Mitarotonda has extensive experience as a chief executive officer, stockholder representative, and public company director, as well as expertise in corporate governance, finance and investment banking.

JOSEPH R. WRIGHT, JR., 76, became a director in January 2015. Mr. Wright serves as Chairman of Chart Acquisition Corp., Chairman of the Investment Committee of ClearSky Power & Technology Fund I LLC, Executive Chairman of MTN Satellite Communications, and as a Board member and Audit Committee member of the Cowen Group. Additionally, he serves as Senior Advisor to Chart Capital Partners and to the Comvest Group. Previously, he served as Senior Advisor to Providence Equity, LLC, Chief Executive Officer of Scientific Games Corporation, Chief Executive Officer of PanAmSat, Chairman of Intelsat and Chairman of GRC International. In the 1980s, he served as Deputy Director and Director of the United States Office of Management and Budget under President Ronald Reagan, serving in the Cabinet and Executive Office of the President from 1982 to 1989. From 1981 to 1982, he served as Deputy Secretary of the United States Department of Commerce and later on the President’s Export Council as Chairman of the Export Control Subcommittee.

Areas of Relevant Experience.  Mr. Wright has extensive experience in leading businesses, having served as the Chief Executive Officer, Chairman or as a board member of numerous companies, as well as extensive commercial and governmental experience.

We have five executive officers, Robin Raina, Robert F. Kerris, Graham Prior, Leon d'Apice, and James Senge, Sr. Information as to Mr. Raina is provided above.

ROBERT F. KERRIS, 61, serves as Executive Vice President and Chief Financial Officer. He joined the Company as Chief Financial Officer and Corporate Secretary in October 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003 and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

GRAHAM PRIOR, Age 58, serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior, has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd., for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company's international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the company's worldwide product development initiatives.

LEON d'APICE, Age 58, serves as the Company's Executive Vice President and Managing Director - Ebix Australia Group Head. Mr. d'Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd. for which Mr. d'Apice was also a part owner. Mr. d'Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix's Australia's business units.

JAMES SENGE, SR., Age 54, serves as the Company's Senior Vice President EbixHealth. Mr. Senge, has been employed with Ebix, (as a result of the business acquisition of Acclamation Systems, Inc. in 2008), since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge's focus is on expanding the Company's reach into the on-demand, end-to-end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix's Pittsburgh, Pennsylvania office.

CORPORATE GOVERNANCE
The following table lists our four board committees, the directors who served on them as of the end of 2014 and the number of committee meetings held in 2014.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina
2014 Meetings	5	10	1

On February 20, 2015, the Board appointed Hans Ueli Keller as Lead Independent Director. As Lead Independent Director, Mr. Keller's responsibilities include, but are not limited to: (i) coordinating the activities of the independent directors; (ii) setting the agenda for board meetings in conjunction with the CEO and corporate secretary; (iii) chairing executive sessions of the independent directors; and (iv) performing such other duties as are assigned from time to time by the board.

    It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2014 the Company's full Board of Directors met seven times, with one of the meetings being in person and six of the meetings being conducted over telephonic conference calls. Each member of the Board of Directors attended all of the regular meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and Chief Executive Officer and sometimes with others pertinent members of management regarding matters of interest and concern to the Company.

Effective January 9, 2015, the Company amended its bylaws in a way that changed the procedures by which security holders may recommend nominees to the Company’s Board of Directors. Section 3.10 of the Amended and Restated Bylaws creates certain advance notice requirements for stockholder nominations of directors at both annual and special meetings. To be timely, a director nomination by a stockholder for an annual meeting must be submitted not less than 90 nor more than 120 days before the anniversary date of the immediately preceding annual meeting. In the case of a nomination at a special meeting, notice of such nomination must be given within 10 days that notice of such meeting was provided or made public.

In addition, Section 3.10 requires disclosures relating to the nominees and their relationships with stockholders proposing their nomination. Among other things, Section 3.10 requires a proposed nominee to: (1) represent and promise that the nominee is not, nor will become, party to any understanding with another person (a) to vote or act as a Director in a certain manner or (b) concerning compensation, reimbursement or indemnification without disclosure to the Company; and (2) represent that, if elected to the Board, such nominee would comply with Regulation FD and Company governance, trading, ethics, stock ownership and other policies.

Section 3.10 also requires disclosures similar to a stockholder proposing business for an annual meeting. In addition, a proposing stockholder, including its affiliates, must disclose all agreements or other understandings with a director nominee it has proposed, as well as any other material interest involved in such nomination.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, selects the independent registered public accounting firm, pre-approves the audit and any non-audit services to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee currently consists of Messrs. Bhalla (Chairman), Keller and Benz. After reviewing the qualifications of the current members of the committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board of Directors has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the NASDAQ listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2014. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that during 2014 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Robin Raina who filed one Form 4 one day late and Hans U. Benz who filed one Form 4 two days late.

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

•
Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2014, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company's employees generally. However, the committee believes that the relative difference between CEO compensation and the compensation of the Company's other executives is consistent with such differences found in the Company's insurance services peer group and the market for executive level personnel for public companies of similar size.

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

Effective August 16, 2012, the committee increased the base salary of Robin Raina, the Company’s President Chief Executive Officer (CEO), from $800,000 to $1,300,000, in recognition of his leadership and significant contributions to the growth of the Company and the creation of shareholder value. This was the first increase to the CEO’s base salary since 2008. No changes to his salary were made for 2014. Effective April 1, 2014, the Compensation Committee increased the base salary of Robert Kerris, the Company’s CFO from $175,000 to $225,000 in recognition of his service to the Company. No other changes were made to the named executive officers base salary in 2014.

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

For the fiscal year ended December 31, 2014, the Company’s CEO, Robin Raina, was awarded an incentive bonus of $2,000,000 based on his service and strong leadership of the Company. For 2014, the committee awarded Robert Kerris, the Company’s Executive Vice President & Chief Financial Officer (CFO), an incentive bonus of $100,000 based on his exemplary service and his strong leadership in the role of CFO, and for maintaining an effective regulatory and compliance framework across the Company. No short-term incentives for 2014 were paid to the Company’s other executive officers.

•
Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentives, such as stock options and restricted stock awards, is to link executive officer compensation with the long-term interests of the stockholders.

On March 18, 2014, the Compensation Committee, in consultation with the entire Board of Directors granted 14,535 shares of restricted stock to each of Mr. Kerris, Mr. Prior and Mr. d'Apice and 8,721shares of restricted stock to Mr. Senge under the 2010 Plan. The shares vest over a three year period. The first one-third of these awards vest after one year on March 18, 2015. The remaining two-thirds vest in quarterly installments thereafter, with the first quarterly installment vesting on June 18. 2015.

Use Of Compensation Consultants and Benchmarking

During 2014, the committee did not retain any compensation consultants or engage in any formal benchmarking. The compensation committee may decide to retain (but not yet retained) a compensation consulting firm to review and evaluate the compensation arrangements for the Company's executive officers for future periods.

While the Company does not formally engage in benchmarking, the committee does review and consider the compensation of its peer group. In 2014, the Compensation Committee compiled two distinct comparable groups to frame the Compensation Committee’s deliberations on prospective executive compensation for the Company’s executive officers. One group is a conventionally arranged comparator group that is comprised of a number of companies engaged in insurance and/or finance related activities in the United States market within a range of net revenue and market capitalization that is comparable to Ebix (the “Insurance & Finance Group”). In selecting this group of companies, the Committee focused on companies with market capitalization from $100 million to $2 billion and a Chief Executive Officer of these companies being either a Founder Chief Executive Officer or a Chief Executive Officer who has led a successful turnaround. Because of the extent of the difference between the Company’s growth and the performance of these comparable companies, the Compensation Committee believed it important to review the executive compensation practices at those companies that reflected the growth characteristics of Ebix as nearly as could be determined. Accordingly, the Compensation Committee also searched public filings for companies beyond just the insurance and finance industry with annualized three year revenue growth between 5% and 150%, market capitalization between $100 million and $2 billion and either a Founder CEO or a CEO who has successfully engineered a high growth trajectory for these companies (the “Growth Group”). The Compensation Committee believes that the dual comparator groups approach is appropriate to accurately assess the performance and compensation of the Company’s executive officers. The Insurance and Finance Group provides valuable information for use by the Compensation Committee concerning companies in the same industry sector. The Growth Group provides valuable information for use by the Compensation Committee about how the Company compared with other companies with similar performance. Consideration was also given to the differences in size, scope, and complexity between the Company and the various members of the respective comparator groups. Such considerations comprise the judgmental factors that the Compensation Committee considers and are not based on a specific formula or tied to a comparator group.

For 2014, the Compensation Committee determined that the following companies met the criteria for the Insurance & Finance Group:

•	Universal Insurance Holdings

•	Safety Insurance Group, Inc.

•	RLI Corp.

•	The Navigators Group, Inc.

•	Evercore Partners, Inc.

•	Horace Mann Educators Corp.

•	Financial Engines, Inc.

and that the following companies met the criteria for the Growth Group:

•	DealerTrack Holdings Inc.

•	Blucora Inc.

•	CSG Systems International, Inc.

•	Comscore, Inc.

•	LogMein, Inc.

•	Willis Lease Finance Corporation

•	Digital River, Inc.

•	Epiq Systems, Inc.

•	Higher One Holdings, Inc.

•	Bottomline Technologies, Inc.

The Compensation Committee’s survey of the Insurance and Finance Group indicates that the total compensation of the CEO’s within this group ranged from $2.71 million to $9.39 million for 2013. The total compensation for Ebix’s Chief Executive Officer for 2014 was below the compensation of every CEO in this group except for one and was below the average for the Insurance and Finance Group for 2013. The Compensation Committee’s survey of the Growth Group indicates that total compensation of the Company’s Chief Executive Officer for 2014 was in the bottom 33% for the Growth Group for 2013 as well.
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

Committee Conclusion
Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company's CEO and other executive officers with those of stockholders. The committee believes that Ebix's 2014 compensation program met these objectives. Likewise, based on our review, the committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company's CEO and other named executive officer in the aggregate to be reasonable and not excessive.
Shareholder Advisory Vote
At the January 2015 Annual Meeting of Stockholders, a majority of the votes cast by the Ebix stockholders present in person or by proxy and entitled to vote at the Annual Meeting and on the proposal were cast in support of the compensation of the Company’s named executive officers, as discussed and disclosed for 2013. The Board and the Compensation Committee appreciate and value the views of our stockholders. In considering the results of this advisory vote on executive compensation, the Compensation Committee concluded that the compensation paid to our executive officers and the Company’s overall pay practices are supported by our stockholders.

In light of the stockholder support of the compensation paid to our executive officers evidenced by the results of this advisory vote, the Board and the Compensation Committee did not make any specific changes to our executive compensation program for 2015. Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Board and the Compensation Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.
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
Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Robin Raina, President,	2014	$1,300,000		$2,000,000	(2)	$—	$—	$—	$9,675	(4)	$3,309,675
Chief Executive Officer	2013	$1,300,000		$2,000,000	(3)	$—	$—	$—	$9,675	(4)	$3,309,675
and Chairman of the Board	2012	$976,923		$1,300,000		$300,000	$—	$—	$66,675		$2,643,598
Robert Kerris, Senior Vice	2014	$211,539		$100,000		$250,000	$—	$—	$3,010	(5)	$564,549
President—Chief Financial	2013	$175,000		$65,000		$—	$—	$—	$2,625	(5)	$242,625
Officer and Secretary	2012	$169,230		$75,936		$—	$—	$—	$2,538		$247,704
Graham Prior,	2014	$164,708	(6)	$—		$250,000	$—	$—	$58,773	(7)	$473,481
Corporate Senior	2013	$171,893	(6)	$—		$—	$—	$—	$61,503	(7)	$233,396
Vice President	2012	$176,837	(6)	$—		$—	$—	$—	$64,472		$241,309
Leon d'Apice,	2014	$183,515	(8)	$—		$250,000	$—	$—	$18,159	(9)	$451,674
Managing Director-	2013	$199,665	(8)	$—		$—	$—	$—	$15,682	(9)	$215,347
Ebix Australia Group	2012	$233,078		$51,795		$—	$—	$—	$18,180		$303,053
James Senge, Sr.,	2014	$216,346		$—		$150,000	$—	$—	$3,032	(5)	$369,378
Senior Vice President	2013	$200,000		$—		$—	$—	$—	$2,900		$202,900
EbixHealth	2012	$200,000		$—		$150,000	$—	$—	$2,300		$352,300

Footnotes

(1)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.

(2)	Total bonus for 2014 was $2,000,000. $1,000,000 of bonus that was unpaid as of December 31, 2014 but was paid in 2015.

(3)	Reflects an unpaid portion of Mr. Rania’s 2012 bonus in the amount of $800,000 that was paid in 2013, and a retention bonus in the amount of $1,200,000.

(4)	Amount includes a Company matching contribution to a 401(k)/Retirement Plan of $3,675 and a $6,000 allowance for miscellaneous business and travel expenses.

(5)	Reflects a Company matching contribution to the 401(k)/Retirement Plan.

(6)
Mr. Prior was compensated in Singapore Dollars. For 2014 all sums were derived by using the exchange rate as of December 31, 2014 of 0.75554. For 2013, all sums were derived by using the exchange rate as of December 31, 2013 of 0.7885. For 2012, the conversion ratio was 0.811164 which represented the average annualized conversion ratio between one Singapore Dollar and one United States Dollar.

(7)
Amount includes a home leave travel allowance in the amount of $8,908 and $9,462 for 2014 and 2013, respectively and an accommodation benefit in the amount of $49,866 and $52,041 for 2014 and 2013, respectively, to cover housing and other expenses associated with Mr. Prior’s temporary relocation to Singapore.

(8)
Mr. d’Apice was compensated in Australian Dollars. For 2014, all sums other than those representing Stock Awards were derived by using the exchange rate as of December 31, 2014 of 0.81562. For 2013, all sums were derived by using the exchange rate as of December 31, 2013 of 0.8874. For 2012, all sums other than those represented Stock Awards were derived by using the conversion ratio of 1.0359 which represents the average annualized conversion ratio between one Australian Dollar and one United States Dollar.

(9)	Reflects a 401(k) superannuation in Australia which is accessible after age 65.

Grants of Plan-Based Awards for 2014

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)
Robert Kerris	3/18/2014	—	—	—	14,535	—	—	$250,000
Graham Prior	3/18/2014	—	—	—	14,535	—	—	$250,000
Leon d' Apice	3/18/2014	—	—	—	14,535	—	—	$250,000
James Senge, Sr	3/18/2014	—	—	—	8,721	—	—	$150,000

(1)
On March 18, 2014, the Company granted shares of restricted stock to each of the named executive officers under the 2010 Plan. The shares vest over a three year period. The first one-third of these awards vest after one year on March 18, 2015. The remaining two-thirds vest in quarterly installments thereafter, with the first quarterly installment vesting on June 18, 2015.

(2)	The grant date fair value is determined in accordance with ASC Topic 718 and does not represent cash received by the named executive officers in 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	—	—	—	$—		3,125	(1)	$53,094	—	$—

Robert Kerris, Senior Vice President— Chief Financial Officer and Secretary	—	—	—	$—	—	14,535	(2)	$246,950	—	$—

Graham Prior, Corporate Senior Vice President	—	—	—	$—	—	14,535	(2)	$246,950	—	$—

Leon d'Apice, Managing Director, Ebix Australia Group	—	—	—	$—	—	14,535	(2)	$246,950	—	$—

James Senge, Sr., Senior Vice President, EbixHealth	—	—	—	$—	—	9,262	(3)	$157,361	—	$—

(1)	Robin Raina has been awarded restricted stock grants by the Compensation Committee of 12,500 shares of Company common stock on August 23, 2012 of which 3,125 were unvested as of December 31, 2014.
(2)
Robert Kerris, Graham Prior, and Leon d' Apice were each awarded restricted stock grants by the Compensation Committee of 14,535 shares Company common stock on March 18, 2014 of which 14,535 shares were unvested as of December 31, 2014.

(3)
James Senge, Sr. has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 6,491 shares of Company common stock on March 16, 2012 of which 541 shares were unvested as of December 31, 2014; and, (ii) a grant of 8,721 shares of Company common stock on March 16, 2012 of which 8,721 shares were unvested as of December 31, 2014.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	450,000	$5,332,005	8,518	$129,755
Robert Kerris, Senior Vice President—Chief Financial Officer and Secretary	—	$—	—	$—
Graham Prior, Corporate Senior Vice President	—	$—	—	$—
Leon d'Apice, Managing Director, Ebix Australia Group	—	$—	—	$—
James Senge, Sr., Senior Vice President, EbixHealth	—	$—	2,501	$38,502

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.

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

In the event that an Acquisition Event had occurred on December 31, 2014, and assuming that the Company received Net Proceeds of $16.99 per share (the closing price of the Company’s common stock on December 31, 2014), Mr. Raina would have received a $52.0 million payment upon the Acquisition Event, which payment does not include any tax gross-up payment described above.
Director Compensation
On January 12, 2015, the board of directors granted to each non-employee director 6,000 stock options of which one-fourth will vest on January 12, 2016, and the remaining options will vest ratably each quarter in the years 2017, 2018 and 2019. Since these grants were made in 2015, they are not included in the table below. In addition, each non-employee director received an annual cash retainer of $25,000 during 2014. Mr. Keller received an additional cash retainer of $16,000 for serving as Compensation Committee Chairman and a $8,000 for serving on the Audit and Compensation Committees. Mr. Benz received an additional cash retainer of $8,000 for serving on the Audit Committee and $8,000 for serving on the Compensation Committee Mr. Bhalla received an additional cash retainer of $24,000 for serving as the Audit Committee Chairman.

Director Compensation

Name (a)	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total ($)
Pavan Bhalla	$57,000	$—	$57,000
Hans Ueli Keller	$49,000	$—	$49,000
Hanz U. Benz	$41,000	$—	$41,000
Neil D. Eckert	$25,000	$—	$25,000
Rolf Herter	$25,000	$—	$25,000

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2014:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	36,000
Hans Ueli Keller	36,000
Hanz U. Benz	36,000
Neil D. Eckert	63,000
Rolf Herter	36,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2014, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006. Our stockholders also approved the 2010 Stock Incentive Plan at our annual meeting on November 17, 2010. The table below provides information as of December 31, 2014 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	72,000	$14.41	1,097,563
—2010 Stock Incentive Plan	135,000	$17.47	4,593,279
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	207,000	$16.41	5,690,842

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina (3)	3,671,560	10.41%
James A. Mitarotonda (4)	471,852	1.34%
Neil D. Eckert (5)	147,942	*
Leon d'Apice (6)	104,971	*
Rolf Herter (7)	93,942	*
Hans Ueli Keller (8)	93,942	*
Hans U. Benz (9)	74,662	*
Graham Prior (10)	62,006	*
Pavan Bhalla (11)	57,568	*
James S. Senge (12)	21,219	*
Robert F. Kerris (13)	15,571	*
Joseph R. Wright	—	*
Directors and executive officers as a group (12 persons) (14)	4,815,235	13.60%

Other Beneficial Holders

Fidelity Management and Research Company (15)	3,936,730	11.16%
Rennes Foundation (16)	3,570,473	10.13%
First Trust Advisors, L.P. (17)	2,665,351	7.56%
Blackrock (18)	2,654,956	7.53%
The Vanguard Group (19)	2,180,225	6.18%

*	Less than 1%.

(1)    For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has shares of voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

(2)    In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group. Percentage is based on 35,262,631 shares of our common stock outstanding as of March 12, 2015.

(3)    Mr. Raina's ownership includes: (a) 2,083 shares of restricted stock and (b) 217,064 shares held as trustee for the Robin Raina Foundation, a 501(c) charity ownership, which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 5 Concourse Parkway, Suite 3200, Atlanta, Georgia 30328.

(4) Mr. Mitarotonda's ownership includes (a) 426,852 shares of our common stock held by Barington Companies Equity Partners, L.P. ("Barington Equity Partners") and (b) 45,000 shares of our common stock held by investment advisory clients ("Clients") of Barington Companies Investors, LLC ("Barington Investors"). Mr. Mitarotonda is the sole shareholder and ("Clients") of Barington Companies Investors, LLC ("Barington Investors"). Mr. Mitarotonda is the sole shareholder and director of LNA Capital Corp., which is the general partner of Barington Capital Group, L.P., which is the majority member of Barington Investors. Barington Investors is the general partner of Barington Equity Partners and an investment advisor to the Clients. Mr. Mitarotonda disclaims beneficial owners of all such shares except to the extent of his pecuniary interest therein.

(5) Mr. Eckert's ownership includes options to purchase 51,189 shares of our common stock which are exercisable as of March 12, 2015, or that will become exercisable within 60 days after that date.
(6) Mr. d’Apice’s ownership includes 14,535 shares of restricted stock.
(7) Mr. Herter's ownership includes options to purchase 24,189 shares of our common stock which are exercisable as of March 12, 2015, or that will become exercisable within 60 days after that date.
(8) Mr. Keller's ownership includes options to purchase 24,189 shares of our common stock which are exercisable as of March 12, 2015, or that will become exercisable within 60 days after that date.
(9) Mr. Benz's ownership includes options to purchase 24,189 shares of our common stock which are exercisable as of March 12, 2015, or that will become exercisable within 60 days after that date.
(10) Mr. Prior's ownership includes 14,535 shares of restricted stock.
(11) Mr. Bhalla's ownership includes options to purchase 24,189 shares of our common stock which are exercisable as of March 12, 2015 or that will become exercisable within 60 days after that date.
(12) Mr. Senges ownership includes 9,262 shares of restricted stock.
(13) Mr. Kerris' ownership includes 14,535 shares of restricted stock.
(14)     Includes 54,950 shares of restricted stock and options to purchase 147,945 shares of our common stock which are exercisable as of March 12, 2015, or that will become exercisable within 60 days after that date.

(15)    Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC ("Fidelity"), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G dated February 13, 2015 , as filed with the SEC. Fidelity reports that sole dispositive power resides in Edward C. Johnson, III and FMR LLC. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02110.

(16) The address of the Rennes Foundation is Rätikonerstrasse 13, P.O. Box 125, 9490 Vaduz, Principality of Liechtenstein.
(17)    Ownership consists of shares of our common stock beneficially owned by First Trust Advisors, L.P. and its wholly-owned subsidiaries (“First Trust”) as disclosed on its Schedule 13G, for the period ended January 23, 2015. The address of First Trust is 120 East Liberty Drive, Wheaton Illinois 60187.

(18)    Ownership consists of shares of our common stock beneficially owned by Blackrock and its wholly-owned subsidiaries ("Blackrock") as disclosed on its Schedule 13G/A filed with the SEC on January 26, 2015. The address of Blackrock is 40 East 52nd Street, New York, New York 10022.

(19)  Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiary, Vanguard Fiduciary Trust Company (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G/A filed with the SEC on February 11, 2015. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

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

We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via a syndicated commercial banking facility, and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $281 thousand, $292 thousand, and $170 thousand for each of the years ending December 31, 2014, 2013, and 2012, respectively.
Rahul Raina, is the Company’s Corporate Vice President - Operations Ebix RCS & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2014 and 2013 he was paid a salary of $120,000 and received no cash bonus or share-based compensation awards. Previously he was granted options to purchase 225,000 shares of our common stock with an exercise price of $0.74 per share, which was equal to the fair market value of the common stock underlying the stock options at the original grant date. The options had a four year vesting period from the date of grant and expired ten years from the date of grant. This grant was not subject to any of the Company's approved stock compensation incentive plans. The expense for these options had been earlier fully recognized in the Company's financial statements. The options are presently fully vested and during the year 2012 he exercised 130,000 of these then remaining stock options. As of December 31, 2014 he has no remaining outstanding and unexercised stock options.

Consistent with Ebix’s corporate mission of giving back to the communities in which we operate our business, during the year ended December 31, 2014 Ebix donated $46 thousand to the Robin Raina Foundation, a non-profit 501(c) charity in support of the cause of building and providing homes for the severely underprivileged in India.

On November 26, 2014, we entered into a Director Nomination Agreement, by and among the Company, Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC (together with Barington Companies Equity Partners, L.P., “Barington”), Ancora Advisors, LLC (together with Barington, the “Barington Group”), James A. Mitarotonda and Joseph R. Wright, Jr. (the “Director Nomination Agreement”). Pursuant to the Director Nomination Agreement, the Board expanded the size of the Board by two directorships to eight directors, and has nominated James A. Mitarotonda and Joseph R. Wright, Jr., as well as all of the incumbent directors, for election at the Annual Meeting. The Director Nomination Agreement also provides, among other things, that:

•
The Board and the Corporate Governance Committee will consider the New Nominees for inclusion on committees of the Board, in good faith and in a manner consistent with other members of the Board in accordance with past practice;

•
During the Standstill Period (defined below), if either New Nominee is unable to serve (or to continue to serve) as a director of the Company as a result of such person’s death, incapacity or an impediment resulting from events or circumstances outside of his control, then Barington shall be entitled to designate a replacement New Nominee so long as such replacement is reasonably acceptable to the Board and the Corporate Governance Committee;

•
Through the Standstill Period, the Barington Group and its affiliates are prohibited from taking certain actions, customarily restricted by an agreement of this kind, including soliciting proxies or written consents of stockholders, presenting proposals for action by stockholders, commencing legal action against the Company or certain of its representatives or launching a tender offer for shares of the Company; and

•
Through the Standstill Period, the Barington Group must vote all of its Company common stock for the Company’s nominees to the Board and according to the Board’s recommendations on any other routines matters, such as ratification of auditors and the advisory vote on executive compensation.

With respect to the Director Nomination Agreement, the “Standstill Period” means the period from the effective date of the Director Nomination Agreement until 90 days before the date of the Company’s 2015 Annual Meeting or, if earlier, 10 days before any advance notice deadline for making director nominations at the 2015 Annual Meeting; provided, that if the Company recommends (or has notified Barington in writing of its commitment to recommend) that its stockholders vote for the re-election of the New Nominees at the 2015 Annual Meeting (regardless of whether the New Nominees agree to stand for re-election) and supports the New Nominees for election in no less rigorously and favorably a manner than it supports all of its other nominees, then the Standstill Period will continue until 90 days prior to the date of the 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) or, if earlier, 10 days prior to any advance notice deadline for making director nominations at the 2016 Annual Meeting.

Under the Director Nomination Agreement, the Company reimbursed $140,000 of the Barington Group’s out-of-pocket expenses in connection with, relating to or resulting from its letters to the Company dated November 10 and 11, 2014, the 2014 Annual Meeting, the negotiation and execution of the Director Nomination Agreement and the Barington Group’s efforts and actions, and any preparations therefor, before the execution and delivery of the Director Nomination Agreement, to consider means by which to alter the composition of the Board and related activities.
The Board of Directors has determined that as of February 20, 2015, seven (7) of the Company's eight (8) incumbent directors are independent as defined under NASD Marketplace Rules. Messrs. Bhalla, Keller, Benz, Eckert, Herter, Mitarotonda, and Wright are said independent directors. Mr. Raina as a management director and Chairman of the Board, participates in the Board's activities and provides valuable insights and advice.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Cherry Bekaert LLP (“CB”) served as Ebix’s registered public accountants for the years ended December 31, 2014 and 2013.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2014 and 2013 and fees billed for other services rendered during 2014 and 2013 by CB, our independent registered public accounting firm during these periods.

Services Rendered by Cherry Bekaert LLP	2014	2013
Audit Fees (1)	$522,000	$497,160
Audit Related Fees (2)	$162,859	$282,514
Tax Compliance Service Fees	$71,181	$13,750
All Other Fees (3)	$—	$54,400

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 .

•	Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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
Date: March 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 16, 2015
(Robin Raina)
/s/ ROBERT F. KERRIS	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2015
(Robert F. Kerris)
/s/ HANS U. BENZ	Director	March 16, 2015
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 16, 2015
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 16, 2015
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 16, 2015
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 16, 2015
(Hans Ueli Keller)
/s/ JAMES A. MITAROTONDA	Director	March 16, 2015
(James A. Mitarotonda)
/s/ JOSEPH R. WRIGHT, JR.	Director	March 16, 2015
(Joseph R. Wright, Jr.)

EXHIBIT INDEX

Exhibits
3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
3.3
Amended and Restated Bylaws of Ebix, Inc., effective immediately following the Company’s Annual Meeting of Stockholders, held on January 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 24, 2014).

10.1
Lease agreement effective October, 1998 between the Company and 485 Properties LLC relating to premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.16 to the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998 and incorporated herein by reference).

10.12*
First Amendment to Credit Agreement, dated as of February 3, 2015, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, Regions Financial Corporation as administrative agent, and Regions Capital Markets, MUFG Union Bank N.A., Silicon Valley Bank, and Fifth Third Bank as joint lenders.

10.2
Second Amendment to the Lease Agreement dated June 3, 2003 between the Company and 485 Properties, LLC relating to the premises at Five Concourse Parkway, Atlanta, Georgia (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.3**
Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4**	Ebix, Inc. 2010 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed October 8, 2010 and incorporated herein by reference).
10.5**
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

10.7**
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

10.9
Third Amendment to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., as Administrative Agent and as a lender.

10.10
Credit Agreement, dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2014).

10.11
Director Nomination Agreement, dated as of November 26, 2014, by and among Barington Companies Equity Partners, L.P., a Delaware limited partnership, Barington Companies Investors, LLC, as investment advisor to certain investment accounts, Ancora Advisors, LLC, James A. Mitarotonda, Joseph R. Wright, Jr. and Ebix, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 1, 2014).

14.1
Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Cherry Bekaert LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*    Filed herewith
**     Indicates management contract or compensatory plan or arrangement.

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2014, December 31, 2013 and December 31, 2012
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	$1,049	$1,157	$1,719
Provision for doubtful accounts	1,600	1,147	442
Write-off of accounts receivable against allowance	(1,022)	(1,276)	(1,004)
Other	(8)	21	—
Ending balance	$1,619	$1,049	$1,157