Form 10-Q
period 2015-03-31
EBIX INC
filed 2015-05-11
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2015 the number of shares of common stock outstanding was 34,982,048.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating revenue	$63,753	$51,404

Operating expenses:
Cost of services provided	19,485	9,612
Product development	7,047	6,693
Sales and marketing	3,379	3,301
General and administrative, net (see Note 3)	10,746	9,841
Amortization and depreciation	2,597	2,552
Total operating expenses	43,254	31,999

Operating income	20,499	19,405
Interest income	61	135
Interest expense	(719)	(247)
Non-operating (loss)/income - put options	—	454
Foreign currency exchange gain (loss)	892	(119)
Income before income taxes	20,733	19,628
Income tax expense	(2,397)	(4,211)
Net income	$18,336	$15,417

Basic earnings per common share	$0.51	$0.40

Diluted earnings per common share	$0.51	$0.40

Basic weighted average shares outstanding	35,708	38,318

Diluted weighted average shares outstanding	35,954	38,600

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$18,336	$15,417
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,400)	1,128
Total other comprehensive income (loss)	(5,400)	1,128
Comprehensive income	$12,936	$16,545

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$27,197	$52,300
Short-term investments	265	281
Trade accounts receivable, less allowances of $1,529 and $1,619, respectively	44,869	41,100
Deferred tax asset, net	2,021	2,113
Other current assets	8,643	8,067
Total current assets	82,995	103,861

Property and equipment, net	28,121	24,661
Goodwill	399,408	402,220
Intangibles, net	46,875	49,371
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	19,203	18,758
Other assets	5,739	4,553
Total assets	$613,228	$634,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,471	$40,121
Accrued payroll and related benefits	4,554	5,280
Current portion of long term debt and capital lease obligations, net of discount of $0 and $7, respectively	631	936
Current deferred rent	282	268
Contingent liability for accrued earn-out acquisition consideration	887	887
Deferred revenue	22,858	22,192
Other current liabilities	102	102
Total current liabilities	47,785	69,786

Revolving line of credit	135,465	120,465
Long term debt and capital lease obligations, less current portion, net of discount of $7	593	593
Other liabilities	2,449	2,179
Contingent liability for accrued earn-out acquisition consideration	4,443	4,480
Deferred revenue	1,837	2,496
Long term deferred rent	1,962	2,091
Total liabilities	194,534	202,090

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 35,271,413 issued and outstanding, at March 31, 2015 and 36,232,074 issued and 36,191,565 outstanding at December 31, 2014	3,527	3,619
Additional paid-in capital	113,383	137,101
Treasury stock (no shares as of March 31, 2015 and 40,509 shares as of December 31, 2014)	—	(76)

Retained earnings	325,333	309,726
Accumulated other comprehensive loss	(23,549)	(18,149)
Total stockholders’ equity	418,694	432,221
Total liabilities and stockholders’ equity	$613,228	$634,311
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2014	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$432,221
Net income	—	—	—	—	—	18,336	—	18,336
Cumulative translation adjustment	—	—	—	—	—	—	(5,400)	(5,400)
Repurchase and retirement of common stock	(994,869)	(100)			(24,123)			(24,223)
Vesting of restricted stock	55,802	6	—	—	(6)	—	—	—
Exercise of stock options	56,250	6	—	—	1,111	—	—	1,117
Share based compensation	—	—	—	—	458	—	—	458
Tax benefit related to share-based compensation	—	—	—	—	31	—	—	31
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(37,335)	(4)	—	—	(1,113)	—	—	(1,117)
Retirement of treasury stock	(40,509)	—	40,509	76	(76)	—	—	—
Dividends paid	—	—	—	—	—	(2,729)	—	(2,729)
Balance, March 31, 2015	35,271,413	$3,527	—	$—	$113,383	$325,333	$(23,549)	$418,694
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$18,336	$15,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,597	2,552
Provision (benefit) for deferred taxes	(161)	(441)
Share based compensation	458	395
Provision for doubtful accounts	9	353
Debt discount amortization on promissory note payable	7	10
Unrealized foreign exchange (gain)	(672)	216
(Gain) loss on put option	—	(454)
Reduction of acquisition earnout accruals	—	(1,762)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,689)	(4,716)
Other assets	(1,250)	576
Accounts payable and accrued expenses	(21,215)	(65)
Accrued payroll and related benefits	(564)	1,029
Deferred revenue	308	(2)
Deferred rent	(68)	(163)
Reserve for potential uncertain income tax return positions	87	2,133
Liability - securities litigation settlement payment	(690)	(4,218)
Other liabilities	165	(56)
Net cash provided/(used) by operating activities	(7,342)	10,804

Cash flows from investing activities:
Acquisition of Media Health, net of cash acquired	(1,000)	—
Acquisition of CurePet, Inc., net of cash acquired	—	3
Purchases of marketable securities	—	(10)
Capital expenditures	(5,778)	(413)
Net cash used in investing activities	(6,778)	(420)

Cash flows from financing activities:
Proceeds from / (Repayments) on revolving line of credit, net	15,000	—
Principal payments of term loan obligation	—	(2,406)
Repurchases of common stock	(22,282)	(2,234)
Excess tax benefit from share-based compensation	31	(3,200)
Proceeds from the exercise of stock options	1,117	788
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,117)	(25)
Dividend payments	(2,729)	(2,896)
Principal payments of debt obligations	(12)	(9)
Payments of capital lease obligations	—	(56)
Net cash used in financing activities	(9,992)	(10,038)
Effect of foreign exchange rates on cash	(991)	708
Net change in cash and cash equivalents	(25,103)	1,054
Cash and cash equivalents at the beginning of the period	52,300	56,674
Cash and cash equivalents at the end of the period	$27,197	$57,728
Supplemental disclosures of cash flow information:
Interest paid	$2,335	$208
Income taxes paid	$20,163	$3,087
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

Effective January 27, 2014 Ebix acquired the entire business of CurePet, Inc. ("CurePet") in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which included a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open receivable balances due to Ebix, Inc. from CurePet, and thusly no actual cash outlay was made by Ebix, Inc. Previously during 2012, Ebix acquired a minority19.8% interest in CurePet for cash consideration in the amount of $2.0 million.

During the three months ended March 31, 2015 there were 37,335 shares, totaling $1.12 million, forfeited to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vesting.

As of March 31, 2015 there were 64,893 share repurchases totaling $1.94 million that were not settled until April 2015.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 23.9% and 32.3% of the Company’s total revenue for the three months ended March 31, 2015 and 2014, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Exchanges	$46,678	$42,105
Broker Systems	3,736	4,486
Risk Compliance Solutions (“RCS”)	12,175	3,425
Carrier Systems	1,164	1,388
Totals	$63,753	$51,404
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2015. The condensed consolidated December 31, 2014 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $496 thousand and $121 thousand in Q1 2015 and 2014, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Sales and marketing expenses have been reduced in Q1 2015 as a result of the deferment of (net of amortization) $1.2 million of certain direct-response advertising costs associated with our recent acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification

("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases.
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

As of March 31, 2015 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2015 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at March 31, 2015 and December 31, 2014, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$265	$265	$—	$—
Total assets measured at fair value	$265	$265	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	5,330	—	—	5,330
Total liabilities measured at fair value	$5,330	$—	$—	$5,330

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2015 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$281	281	$—	$—
Total assets measured at fair value	$281	$281	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	5,367	—	—	5,367
Total liabilities measured at fair value	$5,367	$—	$—	$5,367

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the twelve months ended December 31, 2014 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2015 and during the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, March 31, 2015	Balance, December 31, 2014
	(in thousands)

Beginning balance	$5,367	$14,420

Total remeasurement adjustments:
(Gains) or losses included in earnings **	—	(10,237)
Foreign currency translation adjustments ***	(37)	(314)

Acquisitions and settlements
Business acquisitions	—	4,312
Settlement payments	—	(2,814)

Ending balance	$5,330	$5,367

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$—	$(8,911)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, HealthCare Magic, Vertex, and i3 acquisitions)	$5,330	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, HealthCare Magic, Vertex, and i3 acquisitions)	$5,367	Discounted cash flow	Projected revenue and probability of achievement
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $33.8 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable in the amount of $1.5 million, and $11.1 million of unbilled receivables. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $7.6 million of deferred revenue is included in billed accounts receivable at March 31, 2015. The Company recognized and recorded bad debt expense in the amount of $9 thousand for the three-month period ended March 31, 2015 and $353 thousand for the three-month period ended March 31, 2014, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2014 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2015 and the year ended December 31, 2014 are reflected in the following table.

	March 31, 2015	December 31, 2014
	(In thousands)
Beginning Balance	$402,220	$337,068
Additions	—	68,503
Foreign currency translation adjustments	(2,812)	(3,351)
Ending Balance	$399,408	$402,220
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$65,992	$66,783
Developed technology	15,476	15,664
Trademarks	2,733	2,751
Non-compete agreements	755	751
Backlog	140	140
Database	212	212
Total intangibles	85,308	86,301
Accumulated amortization	(38,433)	(36,930)
Finite-lived intangibles, net	$46,875	$49,371

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.8 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014, respectively.
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in India and Singapore is the U.S. dollar because the intellectual property research and development activities is provided by its Singapore subsidiary, and the product development and information technology enabled services activities for the insurance industry is provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
The Company currently expects to adopt this new accounting standard on its effective date, currently January 1, 2017, and it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above.

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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$18,336	$15,417
Basic Weighted Average Shares Outstanding	35,708	38,318
Dilutive effect of stock options and restricted stock awards	246	282
Diluted weighted average shares outstanding	35,954	38,600
Basic earnings per common share	$0.51	$0.40
Diluted earnings per common share	$0.51	$0.40

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the three months ended March 31, 2015, the Company completed one business acquisition. The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earnout payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and a possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the Via Media Health acquisition remains preliminary and will be finalized prior to June 30, 2015, and accordingly the contingent earnout liability in connection with this acquisition has not been recorded.
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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2015 and 2014 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $1.8 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of March 31, 2015, the total of these contingent liabilities was $5.33 million, of which $4.44 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.37 million, of which $4.48 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the three months ended March 31, 2014 and March 31, 2015, which includes the acquisitions of CurePet (acquired in January 2014), and Via Media Health (acquired in March 2015), as well as the effect of other businesses acquired in 2014, namely HealthCare Magic (May 2014), Vertex (October 2014), Oakstone (December 2014), and i3 (December 2014), as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2015 and 2014 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for the three months ended March 31, 2015 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$63,753	$64,003	$51,404	$65,336
Net Income	$18,336	$18,518	$15,417	$14,413
Basic EPS	$0.51	$0.52	$0.40	$0.38
Diluted EPS	$0.51	$0.52	$0.40	$0.37

In the above table, the unaudited pro forma revenue for the three months ended March 31, 2015 decreased by $1.3 million from the unaudited pro forma revenue during the same period in 2014 of $65.3 million to $64.0 million, representing a 2.0% decrease. Correspondingly, the reported revenue for the three months ended March 31, 2015 increased by $12.3 million or 24.0% from the reported revenue during the same period in 2014. The pro forma revenue decrease was primarily due to exchange rate changes which resulted in a decrease of $1.9 million.

Note 4: Debt with Commercial Bank

On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Financial Corporation as Administrative Agent (“Regions”), with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increases the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increases the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50% or currently 1.69%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of March 31, 2015 the Company's consolidated balance sheet includes $1.50 million of remaining deferred financing costs.

At March 31, 2015, the outstanding balance on the revolving line of credit under the Regions Secured Credit Facility was $135.5 million and the facility carried an interest rate of 1.69%. During the three months ended March 31, 2015, no payments were made against the revolving line of credit during the quarter. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months period ended March 31, 2015, the average and maximum outstanding balances on our revolving line of credit facilities were $127.4 million and $135.5 million, respectively.

Note 5: Commitments and Contingencies
Contingencies-On December 3, 2012, the Company received a subpoena and letter from the SEC dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.
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
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2015 and 2014. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2015 and 2014 was $1.7 million and $1.6 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2015, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $250 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2015, is $2.9 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which affects various operating facilities in that country. The Company has many facilities in India with each one having a different tax holiday expiration date between 2015 and 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years.

The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire after Q2 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate. The Company believes the concessionary rate of 10% will be extended soon.
The Company recognized total income tax expense in the amount of $2.40 million for the three months ended March 31, 2015. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for the three month period during 2015 reflects an effective tax rate of 11.43%, as compared to the 12.01%, also exclusive of discrete items, for the same period during 2014. The effective rate decreased slightly due to less taxable income from jurisdictions with higher tax rates.
At March 31, 2015, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $41.2 million which are available to offset future U.S. federal and certain state income taxes. In addition the Company has approximately $41.4 million of NOL's available in the United Kingdom related to the 2013 acquisition of Qatarlyst to offset future taxable income in that country. There is currently a full valuation allowance set up against 100% of these NOL’s in the United Kingdom. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions in which it conducts operations or had nexus. With the exception of NOL carry forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2013. Regarding our foreign operations as of December 31, 2014, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2008 to 2013), Singapore and Brazil (2008 to 2013), New Zealand (2010 to 2013), and India (2009 to 2013).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of March 31, 2015 the Company’s Condensed Consolidated Balance Sheet includes a liability of $3.11 million for unrecognized tax benefits which is included in other long term liabilities before applying the offset provision required by the application of Notice 2013-11. During the three months ended March 31, 2015 there was $87 thousand in additions to this liability reserve. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Beginning Balance	$3,020	$12,742
Additions for tax positions related to current year	—	451
Additions for tax positions of prior years	87	9,348
Reductions for tax position of prior years	—	(19,521)
Ending Balance	$3,107	$3,020
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of March 31, 2015 and December 31, 2014 approximately $767 thousand and $680 thousand, respectively, of estimated interest and penalties is included in other long term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

The Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. This provision has been applied and $929 thousand and $1.14 million of unrecognized tax benefits have been applied against NOL carryforward amounts as of March 31, 2015 and December 31, 2014, respectively.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Three Months Ended March 31, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$48,537	$685	$1,496	$8,678	$1,047	$578	$989	$1,743	$63,753
Long-lived assets	$384,092	$7,164	$7,708	$524	$68,493	$319	$37,426	$24,507	$530,233

As of and for the Three Months Ended March 31, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$34,800	$1,437	$1,482	$9,729	$1,144	$650	$110	$2,052	$51,404
Long-lived assets	$304,070	$8,442	$11,282	$785	$68,693	$99	$24,795	$28,381	$446,547

Note 8: Minority Business Investment

In 2012, Ebix acquired a minority 19.8% interest in CurePet for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet had  previously been a customer of Ebix; during 2013 and 2012 the Company recognized $1.2 million and $1.5 million, respectively, of revenue from CurePet. Ebix also had a revenue share arrangement with CurePet pertaining to certain customer revenues recognized by CurePet; for 2015, there have been no revenue sharing earned or accrued. The Company had been accounting for its minority investment in CurePet using the cost method. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. As disclosed in Note 3 "Business Combinations," effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million which included a possible contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. During the three months ended March 31, 2015 and 2014 the CurePet business generated $0 and $125 thousand, respectively, of revenue which is included in the Company’s consolidated revenues reported for the same period.

Note 9: Other Liabilities

Other liabilities at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,107	$3,020
Unfavorable lease liability, long term portion	271	294
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	$(929)	$(1,135)
Total	$2,449	$2,179

Note 10: Subsequent Events

Repurchases of Common Stock
Since December 31, 2014 and through March 31, 2015 the Company repurchased 994,869 shares of its outstanding common stock for aggregate cash consideration in the amount of $24.2 million and at an average rate of $24.35 per share. Subsequent to March 31st and through May 7, 2015 the Company has re-purchased an additional 289,365 shares of its outstanding common stock for aggregate cash consideration in the amount of $8.1 million and at an average rate of $28.13 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities, and draws from the Company's revolving line of credit with our syndicated commercial banking facility.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
Safe Harbor for Forward-Looking Statements—This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" in this quarterly report for the three months ended March 31, 2015 on this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2014 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Latin America, and Europe wherein we have significant and/or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The insurance industry continues to undergo significant consolidation driven by the need for, and benefits from, economies of scale and scope in providing insurance services in a competitive environment. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Furthermore the insurance industry has particularly experienced a steady increase in initiatives designed to reduce paper-based processes and to improve efficiency both at the back-end and consumer end sides. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are likely to create new opportunities for the Company.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Atlanta, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Santa Barbara, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Grove City, Ohio; Bohemia, New York; Norwalk and New Britain, Connecticut; Portland, Michigan; Birmingham, Alabama; Iselin, New Jersey as well as an additional operations office in Atlanta, Georgia. The Company also has operating facilities and offices in Australia, Brazil, Thailand, New Zealand, the United Kingdom, Canada and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended March 31, 2015 and 2014
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 23.9% and 32.3% of the Company’s total revenue for the three months ended March 31, 2015 and 2014, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Exchanges	$46,678	$42,105
Broker Systems	3,736	4,486
Risk Compliance Solutions (“RCS”)	12,175	3,425
Carrier Systems	1,164	1,388
Totals	$63,753	$51,404

During the three months ended March 31, 2015 our total operating revenues increased $12.3 million or 24%, to $63.8 million as compared to $51.4 million during the first quarter of 2014. Revenues increased as a result of revenue growth from Life, Annuity, Underwriting, CRM and Health E-Commerce products and services, in addition to revenue growth generated from the Company's 2014 acquisitions of HealthCare Magic, Vertex, and Oakstone, partially offset by the drop in revenue from international locations due to the strengthening of the U.S. dollar and a decrease in revenues from the company’s pharmaceutical and P&C Carrier backend operations. The adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations which in the aggregate reduced reported revenues by $1.9 million.
With respect to business acquisitions completed during the years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased 2.0% for the first quarter of 2015 versus the first quarter of 2014 whereas correspondingly, the reported revenue for the three months ended March 31, 2015 increased by $12.3 million or 24.0% from the reported revenue during the same period in 2014. The 2015 and 2014 pro forma financial information assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for Q1 2015 and Q1 2014 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, May 2014 for HealthCare Magic, October 2014 for Vertex, December 2014 for Oakstone and i3, and March 2015 for Via Media Health. The 2014 pro forma financial information includes a full three months of results for CurePet and HealthCare Magic as if they had been acquired on January 1, 2014.

The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

•
2015 and 2014 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers obtained through a newly acquired customer base, are assigned to the acquired section of our business.

•
2014 pro forma revenues include revenues from some product lines whose sales were discontinued after the acquisition date and revenues from some customers whose contracts were discontinued for efficiency and/or competitive reasons.

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $9.9 million or 103%, to $19.5 million in the first quarter of 2015 as compared to $9.61 million in the first quarter of 2014. This increase is primarily due to greater personnel, facility, and external consulting costs associated with the Q4'2014 acquisitions of Oakstone, i3, and Vertex.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $354 thousand or 5%, to $7.0 million during the first quarter of 2015 as compared to $6.7 million during the first quarter of 2014. This increase is attributable to additional personnel costs and professional service expenses associated with increased software and system development activities with the Q4 2014 acquisitions of Oakstone and i3.
Sales and Marketing Expenses
Sales and marketing expenses increased $78 thousand or 2%, to $3.38 million in the first quarter of 2015 as compared to $3.30 million in the first quarter of 2014.
General and Administrative Expenses
General and administrative expenses increased by $905 thousand or 9%, to $10.75 million in the first quarter of 2015 as compared to $9.84 million in the first quarter of 2014. This comparative year over year net increase in general and administrative expenses is associated with greater insurance costs and bank fees.
Amortization and Depreciation Expenses
Amortization and depreciation expenses remained essentially flat at $2.6 million in the first quarter of 2015 as compared to $2.6 million in the first quarter of 2014, increasing only $46 thousand or 2%. $1.84 million of this expense pertains to the amortization of intangible assets acquired in connection with previous business combinations and $761 thousand pertains to depreciation expense associated with equipment used in our operating activities.
Interest Income
Interest income decreased $74 thousand or 55%, to $61 thousand in the first quarter of 2015 as compared to $135 thousand in the first quarter of 2014. Interest income decreased as a result of the year over year decrease in average interested bearing cash balances which decreased 31% to $39.8 million during Q1 of 2015 from $57.2 million during Q1 of 2014.
Interest Expense
Interest expense increased $472 thousand or 191%, to $719 thousand in the first quarter of 2015 as compared to $247 thousand in the first quarter of 2014. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 143% to $127.4 million during Q1 of 2015 from $52.4 million during Q1 of 2014.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the three months ended March 31, 2015 in the amount of $892 thousand and consists of $433 thousand of gains realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division recognizing the transaction, and $459 thousand of gains recognized upon the remeasurement of certain outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which affects various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014 for two other of our facilities in April 2015, and will expire for the remaining of our other facilities in India in the years 2016 through 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holidays the income is taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% income tax rate will expire in Q2 2015, at which time our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%, unless the Company reaches a subsequent agreement to extend the incentive period and the then applicable concessionary rate or possibly secure a lower concessionary tax rate. The Company believes the concessionary rate will be extended.
The Company recognized total income tax expense of $2.4 million for the three months ended March 31, 2015, as compared to $4.2 million for the three months ended March 31, 2014. The Company's interim period income tax provisions are based on a calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision for the three month period ending March 31, 2015 reflects an effective tax rate of 11.43%, as compared to the 12.01% also exclusive of discrete items, for the same period in 2014. The effective rate decreased slightly due to less taxable income from jurisdictions with higher tax rates.
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
Our cash and cash equivalents were $27.2 million and $52.3 million at March 31, 2015 and December 31, 2014, respectively. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 8, 2015 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$6,681	$1,667	$839	$4,416	$3,460	$1,527	$5,867	$1,577	$13	$26,047
Our current ratio increased moderately to 1.74 at March 31, 2015 from 1.49 at December 31, 2014 and our working capital position accordingly has increased slightly to $35.2 million at March 31, 2015 from $34.1 million at the end of the 2014. We believe that Ebix's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the three months ended March 31, 2015, the Company completed one business acquisition, Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earnout payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and a possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition.
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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2015, the total of these contingent liabilities was $5.33 million, of which $4.44 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.4 million, of which $4.5 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash used by our operating activities was $(7.3) million for the three months ended March 31, 2015. The primary components of the cash used in operations during the three months period consisted of $(27.4) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and the cash payment of the $20.5 million assessment (including interest of $1.6 million) stemming from the resolution of the Internal Revenue Service's previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012. Partially offsetting these cash outflows was net income of $18.3 million, net of $(672) thousand of unrealized foreign currency exchange gains, $2.6 million of depreciation and amortization, and $0.5 million of non-cash share-based compensation.

Net cash provided by our operating activities was $10.8 million for the three months ended March 31, 2014. The primary components of the cash provided by operations during the three months period consisted of net income of $15.4 million, net of $(0.2) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $2.6 million of depreciation and amortization, $(1.8) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, $(1.4) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and reduced trade payables, and a $(4.2) million payment in satisfaction of the then outstanding securities litigation settlement obligation, and $0.4 million of non-cash share-based compensation.

Investing Activities
Net cash used for investing activities during the three months ended March 31, 2015 was $6.8 million, of which $5.4 million was used for the continued interior build out of our new global corporate headquarters in the Atlanta metropolitan area, $1.0 million was used for the acquisition of Via Media Health, and $351 thousand of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Net cash used for investing activities during the three months ended March 31, 2014 was $0.4 million, which primarily consisted of capital expenditures.

Financing Activities
During the three months ended March 31, 2015 net cash used by financing activities was $10.0 million which consisted of $2.7 million was used to pay a quarterly dividend to our common stockholders, $22.3 million was used to repurchase shares of our common stock, and $12 thousand was used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $15.0 million provided by the Company's revolving credit facility with Regions.

During the three months ended March 31, 2014 net cash used by financing activities was $10.0 million which primarily consisted of $2.4 million of principal repayments against the term loan facility with Citibank, $2.9 million used to pay a quarterly dividend to our common stockholders, $2.2 million used to repurchase shares of our common stock, $3.2 million of excess tax benefits associated with share-based compensation, and $65 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $788 thousand of proceeds from the exercise of stock options.
Commercial Bank Financing Facility

On February 3, 2015 the Company and certain of its subsidiaries entered into the First Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions as Administrative Agent, with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increases the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increases the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Regions Secured Credit Facility is LIBOR plus 1.5% or currently 1.69%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's annualized fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At March 31, 2015, the outstanding balance on the revolving line of credit under the Regions Secured Syndicated Credit Facility was $135.5 million and the facility carried an interest rate of 1.69%. During the three months ended March 31, 2015, no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months period ended March 31, 2015, the average and maximum outstanding balances on our revolving line of credit facilities were $127.4 million and $135.5 million, respectively.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.
Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2014 Form 10-K.
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
In accordance with the Financial Accounting Standards Board ("FASB") and SEC accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2014 we had no impairment of our reporting unit goodwill balances.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2015 and 2014 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $(5.4) million and $1.1 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $720 thousand and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2015 the Company had $136.7 million of outstanding debt obligations which consisted of a $135.47 million balance on our commercial banking revolving line of credit, and a $1.23 million in secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 1.69% at March 31, 2015. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $20 thousand and $6 thousand for the three months ended March 31, 2015 and 2014, respectively. The Company's average cash balances during the three months ended March 31, 2015 were $39.8 million and its existing cash balances as of March 31, 2015 were $27.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $12 thousand and $27 thousand for the three months ended March 31, 2015 and 2014, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2015 and 2014. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2014 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On December 3, 2012, the Company received a subpoena and letter from the SEC dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.

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

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in Ebix's 2014 Annul Report on Form 10-K. The risks described in that 2014 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2015, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2014	7,853,514	7,853,514	$—	$71,033,000
January 1, 2015 to January 31, 2015	292,179	292,179	$22.40	$64,488,000
February 1, 2015 to February 28, 2015	475,358	475,358	$24.47	$52,857,000
March 1, 2015 to March 31, 2015 (4)	227,332	227,332	$26.61	$46,809,000
Total	8,848,383	8,848,383		$46,809,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of March 31, 2015 there are no remaining share repurchase authorizations for this plan. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

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

(4)	As of March 31, 2015 there were 64,893 shares totaling $1.94 million of share repurchases that were not settled until April 2015.

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

Ebix, Inc.
Date:	May 11, 2015	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ Robert F. Kerris
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

10.1
Amendment No.1 and Waiver dated February 3, 2015 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 5, 2015).

10.2
Amendment dated as of March 23, 2015 to the Director Nomination Agreement, dated as of November 26, 2014, by and among Barington Companies Equity Partners, L.P., a Delaware limited partnership, Barington Companies Investors, LLC, as investment advisor to certain investment accounts, Ancora Advisors, LLC, James A. Mitarotonda, Joseph R. Wright, Jr., George W. Hebard III and Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 31, 2015).

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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.