Form 10-Q
period 2015-06-30
EBIX INC
filed 2015-08-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
Ebix, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0021975
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1 EBIX WAY
JOHNS CREEK, GEORGIA	30097
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 678-281-2020
Former address of registrant: 5 Concourse Parkway; Suite 3200, Atlanta, GA 30328
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2015 the number of shares of common stock outstanding was 34,456,930.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2015	2014	2015	2014
Operating revenue	$64,712	$51,476	$128,465	$102,880

Operating expenses:
Cost of services provided	18,699	9,964	38,184	19,576
Product development	7,288	6,758	14,335	13,451
Sales and marketing	3,611	3,784	6,990	7,085
General and administrative, net (see Note 3)	12,121	11,068	22,867	20,909
Amortization and depreciation	2,570	2,441	5,167	4,993
Total operating expenses	44,289	34,015	87,543	66,014

Operating income	20,423	17,461	40,922	36,866
Interest income	44	130	105	265
Interest expense	(625)	(211)	(1,344)	(458)
Non-operating (loss)/income - put options	—	(139)	—	315
Foreign currency exchange gain (loss)	330	(336)	1,222	(455)
Income before income taxes	20,172	16,905	40,905	36,533
Income tax expense	(1,136)	(3,326)	(3,533)	(7,537)
Net income	$19,036	$13,579	$37,372	$28,996

Basic earnings per common share	$0.54	$0.35	$1.06	$0.76

Diluted earnings per common share	$0.54	$0.35	$1.05	$0.75

Basic weighted average shares outstanding	35,046	38,427	35,375	38,373

Diluted weighted average shares outstanding	35,269	38,647	35,610	38,624

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$19,036	$13,579	$37,372	$28,996
Other comprehensive income (loss):
Foreign currency translation adjustments	1,366	1,471	$(4,034)	2,599
Total other comprehensive income (loss)	1,366	1,471	(4,034)	2,599
Comprehensive income	$20,402	$15,050	$33,338	$31,595

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$27,423	$52,300
Short-term investments	974	281
Trade accounts receivable, less allowances of $1,449 and $1,619, respectively	47,217	41,100
Deferred tax asset, net	2,115	2,113
Other current assets	9,933	8,067
Total current assets	87,662	103,861

Property and equipment, net	32,250	24,661
Goodwill	412,842	402,220
Intangibles, net	51,656	49,371
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	23,191	18,758
Other assets	5,766	4,553
Total assets	$644,254	$634,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,099	$40,121
Accrued payroll and related benefits	6,229	5,280
Current portion of long term debt and capital lease obligations, net of discount of $9 and $7, respectively	617	936
Current deferred rent	289	268
Contingent liability for accrued earn-out acquisition consideration	1,887	887
Deferred revenue	20,612	22,192
Other current liabilities	102	102
Total current liabilities	52,835	69,786

Revolving line of credit	150,465	120,465
Long term debt and capital lease obligations, less current portion, net of discount of $0 and $7, respectively	43	593
Other liabilities	2,447	2,179
Contingent liability for accrued earn-out acquisition consideration	8,193	4,480
Deferred revenue	1,803	2,496
Long term deferred rent	1,901	2,091
Total liabilities	217,687	202,090

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 34,937,055 issued and outstanding, at June 30, 2015 and 36,232,074 issued and 36,191,565 outstanding at December 31, 2014	3,494	3,619
Additional paid-in capital	103,547	137,101

Treasury stock (no shares as of June 30, 2015 and 40,509 shares as of December 31, 2014)	—	(76)
Retained earnings	341,709	309,726
Accumulated other comprehensive loss	(22,183)	(18,149)
Total stockholders’ equity	426,567	432,221
Total liabilities and stockholders’ equity	$644,254	$634,311
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2014	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$432,221
Net income	—	—	—	—	—	37,372	—	37,372
Cumulative translation adjustment	—	—	—	—	—	—	(4,034)	(4,034)
Repurchase and retirement of common stock	(1,344,234)	(135)			(34,346)			(34,481)
Vesting of restricted stock	71,514	8	—	—	(8)	—	—	—
Exercise of stock options	56,250	6	—	—	1,111	—	—	1,117
Share based compensation	—	—	—	—	839	—	—	839
Tax benefit related to share-based compensation	—	—	—	—	63	—	—	63
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(38,040)	(4)	—	—	(1,137)	—	—	(1,141)
Retirement of treasury stock	(40,509)	—	40,509	76	(76)	—	—	—
Dividends paid	—	—	—	—	—	(5,389)	—	(5,389)
Balance, June 30, 2015	34,937,055	$3,494	—	$—	$103,547	$341,709	$(22,183)	$426,567
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$37,372	$28,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,167	4,993
Benefit for deferred taxes	(6,014)	(1,668)
Share based compensation	839	882
Provision for doubtful accounts	301	748
Debt discount amortization on promissory note payable	8	18
Unrealized foreign exchange (gain) loss	(920)	517
Loss on put option	—	(315)
Reduction of acquisition earnout accruals	—	(1,762)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,662)	(2,992)
Other assets	(2,606)	917
Accounts payable and accrued expenses	(18,802)	(1,914)
Accrued payroll and related benefits	1,104	2,007
Deferred revenue	(2,036)	(1,128)
Deferred rent	(125)	(195)
Reserve for potential uncertain income tax return positions	108	3,866
Liability - securities litigation settlement payment	(690)	(4,218)
Other liabilities	111	(128)
Net cash provided by operating activities	10,155	28,624

Cash flows from investing activities:
Acquisition of Media Health, net of cash acquired	(1,000)	—
Acquisition of P.B. Systems, net of cash acquired	(11,480)	—
Acquisition of HealthCare Magic, net of cash acquired	—	(5,856)
Acquisition of CurePet, Inc., net of cash acquired	—	3
Payment of acquisition earn-out contingency, Taimma	—	(2,250)
Purchases of marketable securities	(704)	(567)
Capital expenditures	(10,312)	(13,852)
Net cash used in investing activities	(23,496)	(22,522)

Cash flows from financing activities:
Proceeds from / (Repayments) on revolving line of credit, net	30,000	(15,000)
Principal payments of term loan obligation	—	(4,813)
Repurchases of common stock	(34,481)	(2,234)
Excess tax benefit from share-based compensation	63	(3,200)
Proceeds from the exercise of stock options	1,117	788
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,141)	(30)
Dividend payments	(5,389)	(5,793)
Principal payments of debt obligations	(623)	(321)
Payments of capital lease obligations	(1)	(103)
Net cash used in financing activities	(10,455)	(30,706)
Effect of foreign exchange rates on cash	(1,081)	833
Net change in cash and cash equivalents	(24,877)	(23,771)
Cash and cash equivalents at the beginning of the period	52,300	56,674
Cash and cash equivalents at the end of the period	$27,423	$32,903
Supplemental disclosures of cash flow information:
Interest paid	$2,964	$436
Income taxes paid	$20,926	$6,774
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

Effective January 27, 2014 Ebix acquired the entire business of CurePet, Inc. ("CurePet") in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which included a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open receivable balances due to Ebix, Inc. from CurePet, and therefore no actual cash outlay was made by Ebix, Inc. Previously during 2012, Ebix acquired a minority19.8% interest in CurePet for cash consideration in the amount of $2.0 million.

During the six months ended June 30, 2015 there were 38,040 shares, totaling $1.14 million, used to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance industry. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Atlanta, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 23.7% and 32.7% of the Company’s total revenue for the six months ended June 30, 2015 and 2014, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Exchanges	$46,825	$41,350	$93,503	$83,455
Broker Systems	3,519	4,865	7,255	9,351
Risk Compliance Solutions (“RCS”)	13,289	3,652	25,464	7,077
Carrier Systems	1,079	1,609	2,243	2,997
Totals	$64,712	$51,476	$128,465	$102,880
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2015. The condensed consolidated December 31, 2014 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $1.3 million and $416 thousand in the first six months of 2015 and 2014, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Sales and marketing expenses have been reduced in the first six months of 2015 as a result of the deferment of (net of amortization) $2.2 million of certain direct-

response advertising costs associated with our recent acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases.
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

As of June 30, 2015 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2015 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at June 30, 2015 and December 31, 2014, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$974	$974	$—	$—
Total assets measured at fair value	$974	$974	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	10,080	—	—	10,080
Total liabilities measured at fair value	$10,080	$—	$—	$10,080

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended June 30, 2015 there were no transfers between fair value Levels 1, 2 or 3.

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

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2015 and during the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, June 30, 2015	Balance, December 31, 2014
	(in thousands)

Beginning balance	$5,367	$14,420

Total remeasurement adjustments:
(Gains) or losses included in earnings **	—	(10,237)
Foreign currency translation adjustments ***	13	(314)

Acquisitions and settlements
Business acquisitions	4,700	4,312
Settlement payments	—	(2,814)

Ending balance	$10,080	$5,367

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$—	$(8,911)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, HealthCare Magic, Vertex, i3, and PB Systems acquisitions)	$10,080	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, HealthCare Magic, Vertex, and i3 acquisitions)	$5,367	Discounted cash flow	Projected revenue and probability of achievement
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $37.1 million of trade receivables stated at invoice billed amounts net of the estimated allowance for doubtful accounts receivable in the amount of $1.4 million, and $10.1 million of unbilled receivables. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $5.5 million of deferred revenue is included in billed accounts receivable at June 30, 2015. The Company recognized and recorded bad debt expense in the amount of $292 thousand and $301 thousand for the three and six-month periods ended June 30, 2015 and $395 thousand and $748 thousand for the three and six-month periods ended June 30, 2014, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the six months ending June 30, 2015 $470 thousand of accounts receivable were written off.
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
Changes in the carrying amount of goodwill for the six months ended June 30, 2015 and the year ended December 31, 2014 are reflected in the following table.

	June 30, 2015	December 31, 2014
	(In thousands)
Beginning Balance	$402,220	$337,068
Additions	12,025	68,503
Foreign currency translation adjustments	(1,403)	(3,351)
Ending Balance	$412,842	$402,220
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7-20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$70,572	$66,783
Developed technology	17,638	15,664
Trademarks	2,756	2,751
Non-compete agreements	751	751
Backlog	140	140
Database	212	212
Total intangibles	92,069	86,301
Accumulated amortization	(40,413)	(36,930)
Finite-lived intangibles, net	$51,656	$49,371

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2015 and $1.8 million and $3.7 million for the three and six months ended June 30, 2014, respectively.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In November 2014 the FASB issued Accounting Standards Update ("ASU") No. 2014-17 "Business Combinations Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this ASU were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company has adopted this ASU.
In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.
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
Although early adoption is allowed, the Company plans to adopt this new accounting standard on its newly revised effective date of January 1, 2018, but it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in first and second paragraphs immediately above.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$19,036	$13,579	$37,372	$28,996
Basic Weighted Average Shares Outstanding	35,046	38,427	35,375	38,373
Dilutive effect of stock options and restricted stock awards	223	220	235	251
Diluted weighted average shares outstanding	35,269	38,647	35,610	38,624
Basic earnings per common share	$0.54	$0.35	$1.06	$0.76
Diluted earnings per common share	$0.54	$0.35	$1.05	$0.75

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy, which primarily consist of businesses that are complementary to Ebix's existing products and services.
During the six months ended June 30, 2015, the Company completed two business acquisitions.
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earnout payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the PB Systems acquisition is preliminary and will be finalized prior to December 31, 2015.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earnout payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the Via Media Health acquisition remains preliminary and will be finalized prior to September 30, 2015.
Effective December 2, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the amount of $23.72 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the outstanding membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $28.8 million of goodwill, $1.7 million of intangible assets pertaining to customer relationships, $501 thousand of intangible assets pertaining to acquired technology, and a $6.5 million deferred revenue liability. The valuation and purchase price allocation for the Oakstone acquisition remains preliminary and will be finalized prior to September 30, 2015.
On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company accounted for this acquisition by recording $3.7 million of goodwill, $225 thousand of intangible assets pertaining to customer relationships, and $75 thousand of intangible assets pertaining to acquired technology. The valuation and purchase price allocation for the i3 acquisition remains preliminary and will be finalized prior to September 30, 2015.

On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), with an effective date of October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $27.7 million of goodwill, $2.5 million of intangible assets pertaining to customer relationships, and $235 thousand of intangible assets pertaining to acquired technology. The valuation and purchase price allocation for the Vertex acquisition remains preliminary and will be finalized prior to September 30, 2015.

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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended June 30, 2015 and 2014 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $1.8 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of June 30, 2015, the total of these contingent liabilities was $10.08 million, of which $8.19 million is reported in long-term liabilities, and $1.89 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.37 million, of which $4.48 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the six months ended June 30, 2014 and June 30, 2015, which includes the acquisitions of CurePet (acquired in January 2014), Via Media Health (acquired in March 2015), and PB Systems (acquired June 2015), as well as the effect of other businesses acquired in 2014, namely HealthCare Magic (May 2014), Vertex (October 2014), Oakstone (December 2014), and i3 (December 2014), as presented in the table below is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2015 and 2014 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for the three and six months ended June 30, 2015 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ending June 30, 2015		Six Months Ending June 30, 2014
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$64,712	$68,813	$51,476	$70,351	$128,465	$135,218	$102,880	$139,519
Net Income	$19,036	$19,616	$13,579	$13,796	$37,372	$37,602	$28,996	$28,910
Basic EPS	$0.54	$0.56	$0.35	$0.36	$1.06	$1.06	$0.76	$0.75
Diluted EPS	$0.54	$0.56	$0.35	$0.36	$1.05	$1.06	$0.75	$0.75

In the above table, the unaudited pro forma revenue for the three months ended June 30, 2015 decreased by $1.5 million from the unaudited pro forma revenue during the same period in 2014 of $70.4 million to $68.8 million, representing a 2.2% decrease. Correspondingly, the reported revenue for the three months ended June 30, 2015 increased by $13.2 million or 25.7% from the reported revenue during the same period in 2014. The unaudited pro forma revenue for the six months ended June 30, 2015 decreased by $4.3 million from the unaudited pro forma revenue during the same period in 2014 of $139.5 million to $135.2 million, representing a 3.1% decrease. Correspondingly, the reported revenue for the six months ended June 30, 2015 increased by $25.6 million or 24.9% from the reported revenue during the same period in 2014.

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

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The

Company currently is in compliance with all such financial and restrictive covenants. As of June 30, 2015 the Company's consolidated balance sheet includes $1.40 million of remaining deferred financing costs.

At June 30, 2015, the outstanding balance on the revolving line of credit under the Regions Secured Credit Facility was $150.5 million and the facility carried an interest rate of 1.94%. During the six months ended June 30, 2015, no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months period ended June 30, 2015, the average and maximum outstanding balances on our revolving line of credit facilities were $133.5 million and $150.5 million, respectively.

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
On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company has cooperated with the U.S. Attorney's office.
Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint naming the individual directors and the Company as Defendants. As currently pled, the Second Amended and Supplemented Complaint asserts (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting the August 5, 2014 Credit Agreement, the November 26, 2014 Director Nomination Agreement with Barrington Capital Group, L.P. and certain bylaw amendments adopted December 19, 2014, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law, and (vi) a purported class claim for breach of fiduciary duty by the individual Defendants for issuing a purportedly materially misleading and incomplete 2014 Proxy Statement. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which is still pending. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2015 and 2014. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2015 and 2014 was $3.3 million and $3.3 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2015, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $276 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2015, is $2.9 million.

Note 6: Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's world-wide product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which affects various operating facilities in that country. The Company has many facilities in India with each one having a different tax holiday expiration date between 2015 and 2018. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holiday all of the income generated by our India operations will be taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board ("EDB") for the benefit of in-country intellectual property owners. The Company has concluded negotiations with the EDB on the terms of the extension for the concessionary 10% income tax rate for a extension period of three years beyond April 2015 till April 2018, and is expecting a formal letter to that effect soon. When the tax rate concession officially expires our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%.
The Company recognized total income tax expense in the amount of $3.53 million for the six months ended June 30, 2015. The Company's interim period income tax provisions are based on a current calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period, after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision, exclusive of discrete items, for the six month period during 2015 reflects an effective tax rate of 8.65%, as compared to the 10.87%, also exclusive of discrete items, for the same period during 2014. The reason for the lower effective rate is due to less taxable income being derived from jurisdictions with higher tax rates.
At June 30, 2015, the Company had remaining available domestic net operating loss (“NOL”) carry-forwards of approximately $40.8 million which are available to offset future U.S. federal and certain state income taxes. In addition the Company has approximately $41.3 million of NOL's available in the United Kingdom related to the 2013 acquisition of Qatarlyst to offset future taxable income in that country. There is currently a full valuation allowance set up against 100% of these NOL’s in the United Kingdom. The Company reviews its NOL positions to validate that all NOL carry-forwards will be utilized before they begin to expire in 2020.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions in which it conducts operations or has nexus. With the exception of NOL carry forwards, the Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2013. Regarding our foreign operations as of December 31, 2014, the tax years that remain open and possibly subject to examination by the tax authorities in those jurisdictions are Australia (2008 to 2013), Singapore and Brazil (2008 to 2013), New Zealand (2010 to 2013), and India (2009 to 2013).
Accounting for Uncertainty in Income Taxes—The Company has applied the FASB’s accounting guidance on accounting for uncertain income tax positions. As of June 30, 2015 the Company’s Condensed Consolidated Balance Sheet includes a liability of $3.13 million for unrecognized tax benefits which is included in other long term liabilities before applying the offset provision required by the application of Notice 2013-11. During the six months ended June 30, 2015 there was $108 thousand in additions to this liability reserve. A reconciliation of the beginning and ending amounts of the Company’s liability reserves for unrecognized tax benefits is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Beginning Balance	$3,020	$12,742
Additions for tax positions related to current year	—	451
Additions for tax positions of prior years	108	9,348
Reductions for tax position of prior years	—	(19,521)
Ending Balance	$3,128	$3,020
The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. As of June 30, 2015 and December 31, 2014 approximately $788 thousand and $680 thousand, respectively, of estimated interest and penalties is included in other long term liabilities in the accompanying Condensed Consolidated Balance Sheet, and is part of the balance of the liability for unrecognized tax benefits in the above table.

The Company has applied the new provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. This provision has been applied and $929 thousand and $1.14 million of unrecognized tax benefits have been applied against NOL carryforward amounts as of June 30, 2015 and December 31, 2014, respectively.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Six Months Ended June 30, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$98,052	$2,210	$3,000	$16,294	$2,421	$1,209	$1,719	$3,560	$128,465
Long-lived assets	$406,544	$7,270	$7,936	$497	$68,668	$287	$39,636	$25,754	$556,592

As of and for the Six Months Ended June 30, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$69,260	$2,743	$2,981	$19,310	$2,260	$1,353	$549	$4,424	$102,880
Long-lived assets	$314,673	$8,670	$11,503	$750	$68,402	$94	$37,449	$28,816	$470,357

Note 8: Minority Business Investment

In 2012, Ebix acquired a minority 19.8% interest in CurePet for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. The Company had been accounting for its minority investment in CurePet using the cost method. As disclosed in Note 3 "Business Combinations,"

effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million which included a possible contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. During the six months ended June 30, 2015 and 2014 the CurePet business generated $0 and $125 thousand, respectively, of revenue which is included in the Company’s consolidated revenues reported for the same period.

Note 9: Other Liabilities

Other liabilities at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,128	$3,020
Unfavorable lease liability, long term portion	248	294
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	$(929)	$(1,135)
Total	$2,447	$2,179

Note 10: Subsequent Events

Repurchases of Common Stock
Since March 31, 2015 and through June 30, 2015 the Company repurchased 349,365 shares of its outstanding common stock for aggregate cash consideration in the amount of $10.3 million and at an average rate of $29.36 per share. Subsequent to June 30th and through August 7, 2015 the Company has re-purchased an additional 480,125 shares of its outstanding common stock for aggregate cash consideration in the amount of $14.7 million and at an average rate of $30.59 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities, and draws from the Company's revolving line of credit with our syndicated commercial banking facility.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" for the six months ended June 30, 2015 in this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2014 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Singapore, Australia, Latin America, and Europe wherein we have significant and/or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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
Results of Operations — Three Months Ended June 30, 2015 and 2014
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 23.7% and 32.7% of the Company’s total revenue for the six months ended June 30, 2015 and 2014, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Exchanges	$46,825	$41,350	$93,503	$83,455
Broker Systems	3,519	4,865	7,255	9,351
Risk Compliance Solutions (“RCS”)	13,289	3,652	25,464	7,077
Carrier Systems	1,079	1,609	2,243	2,997
Totals	$64,712	$51,476	$128,465	$102,880

During the three months ended June 30, 2015 our total operating revenues increased $13.2 million or 26%, to $64.7 million as compared to $51.5 million during the second quarter of 2014. Revenues increased as a result of revenue growth from Life, Annuity, Underwriting, and CRM products and services, in addition to revenue growth generated from the Company's 2014 acquisitions of HealthCare Magic, Vertex, and Oakstone and the 2015 acquisition of PB Systems , partially offset by the drop in revenue from international locations due to the strengthening of the U.S. dollar and a modest decrease in revenues from the Company’s pharmaceutical and P&C carrier backend system operations. The adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations which in the aggregate reduced reported revenues 2nd quarter 2015 by $2.7 million.
With respect to business acquisitions completed during the years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased $1.5 million or 2.2% for Q2 2015 versus the Q2 2014 whereas correspondingly, the reported revenue for the three months ended June 30, 2015 increased by $13.2 million or 25.7% from the reported revenue during the same period in 2014. The 2015 and 2014 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2014, whereas the Company's reported financial statements for Q2 2015 and Q2 2014 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, May 2014 for HealthCare Magic, October 2014 for Vertex, December 2014 for Oakstone and i3, March 2015 for Via Media Health, and June 2015 for PB Systems. The 2014 pro forma financial information includes a full three months of results for CurePet and HealthCare Magic as if they had been acquired on January 1, 2014.

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

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $8.7 million or 88%, to $18.7 million in the second quarter of 2015 as compared to $10.0 million in the second quarter of 2014. This increase is primarily due to greater personnel, facility, and external consulting costs associated with the Q4'2014 acquisitions of Oakstone, i3, and Vertex, and our Q2 2015 acquisition of PB Systems.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $530 thousand or 8%, to $7.3 million during the second quarter of 2015 as compared to $6.8 million during the second quarter of 2014. This increase is attributable to additional personnel costs for our growing employee base in our product development facilities in India
Sales and Marketing Expenses
Sales and marketing expenses decreased $173 thousand or 5%, to $3.61 million in the second quarter of 2015 as compared to $3.78 million in the second quarter of 2014. This decrease is due to lower personnel and related facilities costs related to the reduced staffing associated with continued de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses increased by $1.1 million or 10%, to $12.12 million in the second quarter of 2015 as compared to $11.07 million in the second quarter of 2014. This comparative year over year net increase in general and administrative expenses is associated with recognized performance bonus compensation expense, and additional corporate and employee health insurance costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $129 thousand or 5% to $2.57 million in the second quarter of 2015 as compared to $2.44 million in the second quarter of 2014, due to additional depreciation expense being recognized for newly acquired capital equipment and with respect to build out additions for our new corporate headquarters office facilities.
Interest Income
Interest income decreased $86 thousand or 66%, to $44 thousand in the second quarter of 2015 as compared to $130 thousand in the second quarter of 2014. Interest income decreased as a result of the year over year decrease in average interested bearing cash balances which decreased 40% to $27.9 million during Q2 2015 from $46.5 million during Q2 2014.
Interest Expense
Interest expense increased $414 thousand or 196%, to $625 thousand in the second quarter of 2015 as compared to $211 thousand in the second quarter of 2014. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 767% to $139.5 million during Q2 2015 from $16.1 million during Q2 2014.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the three months ended June 30, 2015 in the amount of $330 thousand and consists of $38 thousand of gains realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division recognizing the transaction, and $292 thousand of gains recognized upon the remeasurement of certain outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which affects various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014 for one other of our facilities in April 2015, and will expire for the remaining of facilities in India in the years 2016 through 2020. As such, a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holidays the income is taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The Company has concluded negotiations on the terms of the extension for the concessionary 10% income tax rate for a extension period of three years beyond April 2015 till April 2018, and is expecting a formal letter to that effect soon. When the tax rate concession officially expires our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%.
The Company recognized total income tax expense of $1.1 million for the three months ended June 30, 2015, as compared to $3.3 million for the three months ended June 30, 2014. The Company's interim period income tax provisions are based on our current calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period after eliminating any discrete items unique to the respective interim period being reported. The Company's interim period tax provision for the three month period ending June 30, 2015 reflects a consolidated world-wide effective tax rate of 8.65%, as compared to the 10.87% for the same period in 2014. The effective rate decreased due to less attributable taxable income from jurisdictions with higher tax rates.
Results of Operations — Six Months Ended June 30, 2015 and 2014
Operating Revenue
During the six months ended June 30, 2015 our total operating revenues increased $25.6 million or 25%, to $128.5 million as compared to $102.9 million during the same period of 2014. Revenues increased as a result of revenue growth from Life, Annuity, Underwriting, and CRM products and services, in addition to revenue growth generated from the Company's 2014 acquisitions of HealthCare Magic, Vertex, and Oakstone and the 2015 acquisition of PB Systems, partially offset by the drop in revenue from international locations due to the strengthening of the U.S. dollar. The adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations which in the aggregate reduced reported revenues by $4.6 million.
With respect to business acquisitions completed during the years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased by $4.3 million or 3.1% decrease for the six months ending June 30, 2015 versus the the six months ending June 30, 2014 whereas correspondingly, the reported revenue for the six months ended June 30, 2015 increased by $25.6 million or 24.9% from the reported revenue during the same period in 2014. The 2015 and 2014 pro forma financial information assumes that all business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for YTD June 2015 and YTD June 2014 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, May 2014 for HealthCare Magic, October 2014 for Vertex, December 2014 for Oakstone and i3, March 2015 for Via Media Health, and June 2015 for PB Systems. The 2014 pro forma financial information includes a full six months of results for CurePet and HealthCare Magic as if they had been acquired on January 1, 2014.

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

Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $18.6 million or 95%, to $38.2 million in the six months ended June 30, 2015 as compared to $19.6 million in the same period of 2014. This increase is primarily due to greater personnel, facility, office related, and external consulting costs associated with the Q4 2014 acquisitions of Oakstone, i3, and Vertex, and the Q2 2015 acquisition of PB Systems.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services. Product development expenses increased $884 thousand or 7%, to $14.3 million during the six months ended June 30, 2015 as compared to $13.5 million during the same period of 2014. This increase is primarily due to additional personnel costs for our growing employee base in our product development facilities in India.

Sales and Marketing Expenses
Sales and marketing expenses decreased slightly $95 thousand or 1%, to $7.0 million during the six months ended June 30, 2015 as compared to $7.1 million during the same period of 2014. This decrease is due to lower personnel and related facilities costs related to the reduced staffing associated with the ongoing de-emphasis on certain products generating relatively low operating margins.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million or 9%, to $22.9 million during the six months ended June 30, 2015 as compared to $20.9 million during the same period of 2014. This comparative year over year net increase in general and administrative expenses is associated with additional personnel costs and with staffing absorbed with the Q4'2014 acquisitions of Oakstone, i3, and Vertex, and the Q2 2015 acquisition of PB Systems and with additional corporate and employee health insurance costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $175 thousand or 3% to $5.2 million during the six months ended June 30, 2015 as compared to $5.0 million during the same period of 2014, due to additional depreciation expense being recognized for newly acquired capital equipment and with respect to build out additions for our new corporate headquarters office facilities.
Interest Income
Interest income decreased $160 thousand or 60%, to $105 thousand during the six months ended June 30, 2015 as compared to $265 thousand during the same period of 2014. Interest income decreased as a result of the year over year decrease in average interested bearing cash balances which decreased 19% to $39.8 million during Q2 of 2015 from $49.1 million during Q2 2014.
Interest Expense
Interest expense increased $886 thousand or 193%, to $1.3 million during the six months ended June 30, 2015 as compared to $458 thousand during the same period of 2014. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 588% to $133.5 million during this six month period of 2015 from $19.4 million during during this six month period of 2015.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the three months ended June 30, 2015 in the amount of $1.2 million and consists of $471 thousand of gains realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division recognizing the transaction, and $751 thousand of gains recognized upon the remeasurement of certain outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company's consolidated world-wide effective tax rate reflects the tax benefits of conducting operating activities in  certain foreign jurisdictions where earnings are taxed at rates lower than U.S. statutory rates and where certain components of the Company's income are exempt from taxation. Furthermore, the Company's product development operations and intellectual property ownership have been centralized into our India and Singapore subsidiaries. Our operations in India benefit from a tax holiday, which affects various operating facilities in that country. The tax holiday expired for one of our facilities in April of 2014 for one other of our facilities in April 2015, and will expire for the remaining of facilities in India in the years 2016 through 2020. As such a significant component of the income generated by our India operations, other than passive interest  income, is not taxed. After the expiration of the full tax holidays the income is taxed at 50% of the normal 33.99% corporate tax rate for a period of five years. The Company also has a relatively low income tax rate in Singapore wherein our operations are taxed at a 10% tax rate as a result of concessions granted by the local Singapore Economic Development Board for the benefit of in-country intellectual property owners. The Company has concluded negotiations on the terms of the extension for the 10% concessionary income tax rate for a extension period of three years beyond April 2015 till April 2018, and is expecting a formal letter to that effect soon. When the tax rate concession officially expires our Singapore operations will be subject to the prevailing corporate tax rate in Singapore, which is currently 17%.
The Company recognized total income tax expense of $3.5 million for the six months ended June 30, 2015, as compared to $7.5 million during the same period of 2014. The Company's interim period income tax provisions are based on our current calculated estimate of the effective income tax rate expected to be applicable to the corresponding annual period after eliminating discrete items unique to the respective interim period being reported. The Company's interim period tax provision for the six month period ending June 30, 2015 reflects an effective tax rate of 8.65%, as compared to the 10.87% for the same period in 2014. The effective rate decreased due to less taxable income from jurisdictions with higher tax rates.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India, respectively), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic accretive business acquisitions in the insurance services sector, and to re-purchase shares of our common stock as market conditions warrant.

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
Our cash and cash equivalents were $27.4 million and $52.3 million at June 30, 2015 and December 31, 2014, respectively. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 7, 2015 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$22,122	$2,801	$1,061	$6,606	$1,114	$1,231	$5,725	$1,750	$12	$42,422
Our current ratio increased moderately to 1.66 at June 30, 2015 from 1.49 at December 31, 2014 and our working capital position accordingly has also increased to $34.8 million at June 30, 2015 from $34.1 million at the end of the 2014. Our short-term liquidity has improved due to increased outstanding trade accounts receivable, and the reduction in accounts payable and accrued liabilities primarily as a result of the cash payment of $20.5 million (including interest of $1.6 million) stemming from the settlement and resolution of the Internal Revenue Service's previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012.
We believe that Ebix's ability to generate sustainable and robust cash flows from operations will enable the Company to continue to fund its current liabilities from current assets including available cash balances for the foreseeable future.

Business Combinations
The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the six months ended June 30, 2015, the Company completed two business acquisition, as described immediately below.
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus a possible future one time contingent earnout payment of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the PB Systems acquisition is preliminary and will be finalized prior to December 31, 2015.

Via Media Health Communications Private Limited ("Via Media Health") was acquired effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earnout payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and a possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the Via Media Health acquisition remains preliminary and will be finalized prior to September 30, 2015.
Effective December 2, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the amount of $23.72 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the outstanding membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $28.8 million of goodwill, $1.7 million of intangible assets pertaining to customer relationships, $501 thousand of intangible assets pertaining to acquired technology, and a $6.5 million deferred revenue liability. The valuation and purchase price allocation for the Oakstone acquisition remains preliminary and will be finalized prior to September 30, 2015.
On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company accounted for this acquisition by recording $3.7 million of goodwill, $225 thousand of intangible assets pertaining to customer relationships, and $75 thousand of intangible assets pertaining to acquired technology. The valuation and purchase price allocation for the i3 acquisition remains preliminary and will be finalized prior to September 30, 2015.

On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), with an effective date of October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $27.7 million of goodwill, $2.5 million of intangible assets pertaining to customer relationships, and $235 thousand of intangible assets pertaining to acquired technology. The valuation and purchase price allocation for the Vertex acquisition remains preliminary and will be finalized prior to September 30, 2015.

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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2015, the total of these contingent liabilities was $10.08 million, of which $8.19 million is reported in long-term liabilities, and $1,887 thousand was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.4 million, of which $4.5 million is reported in long-term liabilities, and $887 thousand was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash used by our operating activities was $10.2 million for the six months ended June 30, 2015. The primary components of the cash used in operations during the six months period consisted of net income of $37.4 million, net of $(0.9) million of unrealized foreign currency exchange gains, $5.2 million of depreciation and amortization, and $0.8 million of non-cash share-based compensation. Partially offsetting this net cash inflow was $(32.3) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and the cash payment of the $20.5 million assessment (including interest of $1.6 million) stemming from the resolution of the Internal Revenue Service's previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012.

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

Investing Activities
Net cash used for investing activities during the six months ended June 30, 2015 was $23.5 million, of which $11.5 million was used for the acquisition of P.B. Systems (net of cash acquired), $8.7 million was used for buying additional land adjacent to, and the continued interior build out of our new global corporate headquarters in the Atlanta metropolitan area, $1.0 million was used for the acquisition of Via Media Health, and $1.6 million of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $704 thousand for the purchase of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the six months ended June 30, 2014 was $22.5 million, of which of $12.5 million was used for the acquisition of a building and land for our new global corporate headquarters in Johns Creek, Georgia, $5.9 million was used for the acquisition of Healthcare Magic, $2.3 million was used for the payment of an earnout obligation in connection with our 2012 acquisition of Taimma, $1.4 million of capital expenditures, and $0.6 million for the purchase of marketable securities (specifically bank certificates of deposit).

Financing Activities
During the six months ended June 30, 2015 net cash used by financing activities was $10.5 million which consisted of $5.4 million used to pay quarterly dividends to our common stockholders, $34.5 million used to repurchase 1.34 million shares of our common stock, and $624 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $30.0 million provided by draws off of the Company's revolving credit facility with Regions.

During the six months ended June 30, 2014 net cash used by financing activities was $30.7 million which primarily consisted of a $15.0 million principal payment against our revolving line of credit, $4.8 million of principal repayments against our then term loan facility with Citibank, $5.8 million used to pay quarterly dividends to our common stockholders, $2.2 million used to repurchase 137 thousand shares of our common stock, $3.2 million pertained to the excess tax benefits associated with share-based compensation and $424 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $788 thousand of proceeds from the exercise of stock options.
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

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Regions Secured Credit Facility is LIBOR plus 1.5%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's annualized fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants.

At June 30, 2015, the outstanding balance on the revolving line of credit under the Regions Secured Syndicated Credit Facility was $150.5 million and the facility carried an interest rate of 1.94%. During the six months ended June 30, 2015, no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months period ended June 30, 2015, the average and maximum outstanding balances on our revolving line of credit facilities were $133.5 million and $150.5 million, respectively.
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
Valuation of Contingent Liabilities related to Earn Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1 to the accompanying Condensed Consolidated interim financial statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2015 and 2014 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $(4.0) million and $2.6 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.4 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2015 the Company had $151.1 million of outstanding debt obligations which consisted of a $150.47 million balance on our commercial banking revolving line of credit, and a $0.62 million in secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 1.94% at June 30, 2015. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $56 thousand and $13 thousand for the six months ended June 30, 2015 and 2014, respectively. The Company's average cash balances during the six months ended June 30, 2015 were $35.3 million and its existing cash balances as of June 30, 2015 were $27.4 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $21 thousand and $53 thousand for the six months ended June 30, 2015 and 2014, respectively.
There were no other material changes to our market risk exposure during the six months ended June 30, 2015 and 2014. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2014 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion. The only surviving counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint naming the individual directors and the Company as Defendants. As currently pled, the Second Amended and Supplemented Complaint asserts (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting the August 5, 2014 Credit Agreement, the November 26, 2014 Director Nomination Agreement with Barrington Capital Group, L.P. and certain bylaw amendments adopted December 19, 2014, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law, and (vi) a purported class claim for breach of fiduciary duty by the individual Defendants for issuing a purportedly materially misleading and incomplete 2014 Proxy Statement. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which is still pending. The Company denies any liability and intends to defend the action vigorously.

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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2015, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2014	7,853,514	7,853,514	$—	$71,033,000
January 1, 2015 to March 31, 2015 (4)	994,869	994,869	$24.35	$46,809,000
April 1, 2015 to April 30, 2015	125,000	125,000	$28.87	$43,200,000
May 1, 2015 to May 31, 2015	164,365	164,365	$27.57	$38,669,000
June 1, 2015 to June 30, 2015	60,000	60,000	$35.30	$36,551,000
Total	9,197,748	9,197,748		$36,551,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of June 30, 2015 there are no remaining share repurchase authorizations for this plan. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

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

Ebix, Inc.
Date:	August 10, 2015	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2015	By:	/s/ Robert F. Kerris
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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.