Form 10-Q
period 2015-09-30
EBIX INC
filed 2015-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2015 the number of shares of common stock outstanding was 33,767,094.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2015	2014	2015	2014
Operating revenue	$66,813	$50,808	$195,278	$153,688

Operating expenses:
Cost of services provided	17,809	10,275	55,993	29,851
Product development	8,338	6,779	22,673	20,230
Sales and marketing	3,805	3,559	10,795	10,644
General and administrative, net (see Note 3)	12,128	6,008	34,995	26,917
Amortization and depreciation	2,765	2,449	7,932	7,442
Total operating expenses	44,845	29,070	132,388	95,084

Operating income	21,968	21,738	62,890	58,604
Interest income	62	61	167	326
Interest expense	(1,058)	(392)	(2,402)	(850)
Non-operating (loss)/income - put options	—	(19)	—	296
Non-operating expense - securities litigation	—	(350)	—	(350)
Foreign currency exchange gain	1,137	987	2,359	532
Income before income taxes	22,109	22,025	63,014	58,558
Income tax expense	(1,877)	(4,010)	(5,410)	(11,547)
Net income	$20,232	$18,015	$57,604	$47,011

Basic earnings per common share	$0.59	$0.47	$1.65	$1.23

Diluted earnings per common share	$0.59	$0.47	$1.63	$1.22

Basic weighted average shares outstanding	34,304	38,050	35,014	38,264

Diluted weighted average shares outstanding	34,515	38,253	35,241	38,499

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$20,232	$18,015	$57,604	$47,011
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,129)	(4,546)	(14,163)	(1,947)
Total other comprehensive income (loss)	(10,129)	(4,546)	(14,163)	(1,947)
Comprehensive income	$10,103	$13,469	$43,441	$45,064

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$33,200	$52,300
Short-term investments	1,014	281
Trade accounts receivable, less allowances of $2,406 and $1,619, respectively	47,166	41,100
Deferred tax asset, net	802	2,113
Other current assets	11,058	8,067
Total current assets	93,240	103,861

Property and equipment, net	33,583	24,661
Goodwill	408,093	402,220
Intangibles, net	49,591	49,371
Indefinite-lived intangibles	30,887	30,887
Deferred tax asset, net	20,563	18,758
Other assets	12,522	4,553
Total assets	$648,479	$634,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,703	$40,121
Accrued payroll and related benefits	6,020	5,280
Current portion of long term debt and capital lease obligations, net of discount of $5 and $7, respectively	607	936
Current deferred rent	311	268
Contingent liability for accrued earn-out acquisition consideration	1,690	887
Deferred revenue	19,251	22,192
Other current liabilities	98	102
Total current liabilities	49,680	69,786

Revolving line of credit	186,465	120,465
Long term debt and capital lease obligations, less current portion, net of discount of $0 and $7, respectively	41	593
Other liabilities	2,157	2,179
Contingent liability for accrued earn-out acquisition consideration	6,323	4,480
Deferred revenue	1,803	2,496
Long term deferred rent	1,847	2,091
Total liabilities	248,316	202,090

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 33,787,094 issued and outstanding, at September 30, 2015 and 36,232,074 issued and 36,191,565 outstanding at December 31, 2014	3,378	3,619
Additional paid-in capital	69,756	137,101

Treasury stock (no shares as of September 30, 2015 and 40,509 shares as of December 31, 2014)	—	(76)
Retained earnings	359,341	309,726
Accumulated other comprehensive loss	(32,312)	(18,149)
Total stockholders’ equity	400,163	432,221
Total liabilities and stockholders’ equity	$648,479	$634,311
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2014	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$432,221
Net income	—	—	—	—	—	57,604	—	57,604
Cumulative translation adjustment	—	—	—	—	—	—	(14,163)	(14,163)
Repurchase and retirement of common stock	(2,513,692)	(252)			(68,541)			(68,793)
Vesting of restricted stock	91,011	9	—	—	(9)	—	—	—
Exercise of stock options	56,250	6	—	—	1,111	—	—	1,117
Share based compensation	—	—	—	—	1,244	—	—	1,244
Tax benefit related to share-based compensation	—	—	—	—	63	—	—	63
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(38,040)	(4)	—	—	(1,137)	—	—	(1,141)
Retirement of treasury stock	(40,509)	—	40,509	76	(76)	—	—	—
Dividends paid	—	—	—	—	—	(7,989)	—	(7,989)
Balance, September 30, 2015	33,787,094	$3,378	—	$—	$69,756	$359,341	$(32,312)	$400,163
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$57,604	$47,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,932	7,442
Benefit for deferred taxes	(5,749)	(1,810)
Share based compensation	1,244	1,333
Provision for doubtful accounts	1,950	1,083
Debt discount amortization on promissory note payable	13	26
Unrealized foreign exchange (gain) loss	(2,008)	(256)
Loss on put option	—	(296)
Reduction of acquisition earnout accruals	(1,533)	(7,533)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,328)	(1,901)
Other assets	(3,606)	(3,977)
Accounts payable and accrued expenses	(21,448)	(8,064)
Accrued payroll and related benefits	1,100	1,027
Deferred revenue	(3,096)	(704)
Deferred rent	(111)	(272)
Reserve for potential uncertain income tax return positions	594	9,337
Liability - securities litigation settlement payment	(690)	(3,868)
Other liabilities	(205)	(188)
Net cash provided by operating activities	25,663	38,390

Cash flows from investing activities:
Acquisition of Via Media Health, net of cash acquired	(1,000)	—
Acquisition of P.B. Systems, net of cash acquired	(11,475)	—
Acquisition of HealthCare Magic, net of cash acquired	—	(5,856)
Investment in Joint Venture	(6,000)	—
Acquisition of CurePet, Inc., net of cash acquired	—	3
Payment of acquisition earn-out contingency, Taimma	—	(2,250)
Purchases of marketable securities	(940)	(595)
Capital expenditures	(12,713)	(15,922)
Net cash used in investing activities	(32,128)	(24,620)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	66,000	40,625
Principal payments of term loan obligation	—	(31,938)
Repurchases of common stock	(67,780)	(16,482)
Excess tax benefit from share-based compensation	63	(3,200)
Proceeds from the exercise of stock options	1,117	788
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,141)	(37)
Dividend payments	(7,989)	(8,652)
Shares reacquired in connection with put option	—	(3,535)
Principal payments of debt obligations	(638)	(336)
Payments of capital lease obligations	(3)	(144)
Net cash used in financing activities	(10,371)	(22,911)
Effect of foreign exchange rates on cash	(2,264)	(183)
Net change in cash and cash equivalents	(19,100)	(9,324)
Cash and cash equivalents at the beginning of the period	52,300	56,674
Cash and cash equivalents at the end of the period	$33,200	$47,350
Supplemental disclosures of cash flow information:
Interest paid	$4,002	$802
Income taxes paid	$24,663	$10,782
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

During the nine months ended September 30, 2015 there were 38,040 shares, totaling $1.14 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of September 30, 2015 there were 40,000 shares totaling $1.0 million of share repurchases that were not settled until October 2015.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 22.7% and 32.8% of the Company’s total revenue for the nine months ended September 30, 2015 and 2014, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Exchanges	$46,209	$41,757	$139,712	$125,212
Broker Systems	3,812	4,511	11,067	13,862
Risk Compliance Solutions (“RCS”)	15,754	3,346	41,218	10,423
Carrier Systems	1,038	1,194	3,281	4,191
Totals	$66,813	$50,808	$195,278	$153,688
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2015. The condensed consolidated December 31, 2014 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $2.1 million and $695 thousand in the first nine months of 2015 and 2014, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Sales and marketing expenses have been reduced in the first nine months of 2015 as a result of the deferment of (net of amortization) $2.9 million of certain direct-response advertising costs associated with our recent acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases.
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

As of September 30, 2015 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2015 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at September 30, 2015 and December 31, 2014, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,014	$1,014	$—	$—
Total assets measured at fair value	$1,014	$1,014	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$8,013	$—	$—	$8,013
Total liabilities measured at fair value	$8,013	$—	$—	$8,013

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended September 30, 2015 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$281	281	$—	$—
Total assets measured at fair value	$281	$281	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$5,367	$—	$—	$5,367
Total liabilities measured at fair value	$5,367	$—	$—	$5,367

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2015 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2015 and during the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, September 30, 2015	Balance, December 31, 2014
	(in thousands)

Beginning balance	$5,367	$14,420

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(1,533)	(10,237)
Reductions recorded against goodwill	(2,000)	—
Foreign currency translation adjustments ***	(47)	(314)

Acquisitions and settlements
Business acquisitions	6,226	4,312
Settlement payments	—	(2,814)

Ending balance	$8,013	$5,367

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$(1,533)	$(8,911)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Vertex, PB Systems, and Via Media acquisitions)	$8,013	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, HealthCare Magic, Vertex, and i3 acquisitions)	$5,367	Discounted cash flow	Projected revenue and probability of achievement
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $39.3 million of trade receivables stated at invoice billed amounts and $10.3 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $2.4 million,. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $6.3 million of deferred revenue is included in billed accounts receivable at September 30, 2015. The Company recognized and recorded bad debt expense in the amount of $1.65 million and $1.95 million for the three and nine-month periods ended September 30, 2015 and $336 thousand and $1.1 million for the three and nine-month periods ended September 30, 2014, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the nine months ending September 30, 2015 $1.2 million of accounts receivable were written off.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2014 we had no impairment of our reporting unit goodwill balances. The 2015 goodwill impairment evaluation is currently underway and will be completed commensurate with the release of the Company's full year 2015 financial reporting.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014 are reflected in the following table.

	September 30, 2015	December 31, 2014
	(In thousands)
Beginning Balance	$402,220	$337,068
Additions (net of adjustments)	10,382	68,503
Foreign currency translation adjustments	(4,509)	(3,351)
Ending Balance	$408,093	$402,220
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$70,262	$66,783
Developed technology	17,205	15,664
Trademarks	2,739	2,751
Non-compete agreements	743	751
Backlog	140	140
Database	212	212
Total intangibles	91,301	86,301
Accumulated amortization	(41,710)	(36,930)
Finite-lived intangibles, net	$49,591	$49,371

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.8 million and $5.4 million for the three and nine months ended September 30, 2015 and $1.9 million and $5.6 million for the three and nine months ended September 30, 2014, respectively.
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
The Company has applied the provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied and $1.20 million and $1.14 million of unrecognized tax benefits have been applied against NOL carry forward amounts as of September 30, 2015 and December 31, 2014, respectively.

Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In September 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This pronouncement simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.
U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.
The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record and disclose, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.
For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company adopted this ASU during the third quarter of 2015 and its adoption did not have a material impact on its financial statements.
In November 2014 the FASB issued Accounting Standards Update ("ASU") No. 2014-17 "Business Combinations Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this ASU were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company has adopted this ASU and its adoption has not had a material impact on its financial statements.
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
Subsequently in August 2015 the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers: Deferral of Effective Date", to defer the effective date of ASU No. 2014-09 for all entities by one year. Accordingly public business entities should apply the guidance of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income for basic and diluted earnings per share	$20,232	$18,015	$57,604	$47,011
Basic Weighted Average Shares Outstanding	34,304	38,050	35,014	38,264
Dilutive effect of stock options and restricted stock awards	211	203	227	235
Diluted weighted average shares outstanding	34,515	38,253	35,241	38,499
Basic earnings per common share	$0.59	$0.47	$1.65	$1.23
Diluted earnings per common share	$0.59	$0.47	$1.63	$1.22

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy, which primarily consist of businesses that are complementary to Ebix's existing products and services.
During the nine months ended September 30, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the PB Systems acquisition is preliminary and will be finalized prior to December 31, 2015.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the Via Media Health acquisition remains preliminary and will be finalized prior to December 31, 2015.
During the year ended December 31, 2014 the Company complete the following business acquisitions, as follows:
Effective December 2, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the amount of $23.72 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the outstanding membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $28.8 million of goodwill, $1.7 million of intangible assets pertaining to customer relationships, $501 thousand of intangible assets pertaining to acquired technology, and a $6.5 million deferred revenue liability. The valuation and purchase price allocation for the Oakstone acquisition remains preliminary and will be finalized prior to December 31, 2015.
On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earn out of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The

Company accounted for this acquisition by recording $1.6 million of goodwill, $310 thousand of intangible assets pertaining to customer relationships, and $48 thousand of intangible assets pertaining to acquired technology.

On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), with an effective date of October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earn out of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $27.7 million of goodwill, $2.5 million of intangible assets pertaining to customer relationships, and $235 thousand of intangible assets pertaining to acquired technology.

On May 21, 2014, Ebix acquired HealthCare Magic Private Limited ("HealthCare Magic"), a medical advisory service with an online network of approximately fifteen thousand General Physicians and Surgeons spread across fifty specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earn out payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of $596 thousand. The Company funded the HealthCare Magic acquisition from available cash reserves on hand. The Company accounted for this acquisition by recording $5.6 million of goodwill, $452 thousand of intangible assets pertaining to customer relationships, $100 thousand of intangible assets pertaining to acquired technology, $59 thousand on intangible assets pertaining to trademarks and tradenames, and $226 thousand of intangible assets pertaining to non-compete agreements.
On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company. As discussed in Note 9, "Investment in Joint Venture," to the accompanying financial statements, upon the formation of Ebix Health Solutions, LLC, effective September 1, 2015, a joint venture between Ebix and IHC Health Holdings Corporation, Ebix contributed certain portions of its investment in CurePet to said joint venture as part of the consideration towards Ebix's 40% membership interest. The agreed upon value of the contributed CurePet investment was $2.0 million.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the nine months ended September 30, 2015 and 2014 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $1.5 million and $7.5 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of September 30, 2015, the total of these contingent liabilities was $8.01 million, of which $6.32 million is reported in long-term liabilities, and $1.69 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.37 million, of which $4.48 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the nine months ended September 30, 2014 and September 30, 2015, which includes the acquisitions of CurePet (acquired in January 2014), Via Media Health (acquired in March 2015), and PB Systems (acquired June 2015), as well as the effect of other businesses acquired in 2014, namely HealthCare Magic (May 2014), Vertex (October 2014), Oakstone (December 2014), and i3

(December 2014), as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2015 and 2014 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for the three and nine months ended September 30, 2015 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ending September 30, 2015		Nine Months Ending September 30, 2014
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$66,813	$66,813	$50,808	$69,642	$195,278	$202,031	$153,688	$209,622
Net Income	$20,232	$20,232	$18,015	$17,711	$57,604	$57,834	$47,011	$47,075
Basic EPS	$0.59	$0.59	$0.47	$0.47	$1.65	$1.65	$1.23	$1.23
Diluted EPS	$0.59	$0.59	$0.47	$0.46	$1.63	$1.64	$1.22	$1.22

During the three months ended September 30, 2015 the Company's reported total operating revenues increased by $16.0 million or 32% to $66.8 million as compared to $50.8 million during the third quarter of 2014. Revenues increased as a result of revenue growth from Life, Annuity, Underwriting, Health Content services, in addition to revenue growth generated from the Company's 2014 acquisitions of HealthCare Magic, Vertex, and Oakstone and the 2015 acquisition of PB Systems, partially offset by the drop in revenue from international locations due to the strengthening of the U.S. dollar and a modest decrease in revenues from the company’s pharmaceutical and P&C carrier backend operations. The adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations which in the aggregate reduced reported revenues in the 3rd quarter of 2015 by $3.4 million.
With respect to business acquisitions completed during the years 2015 and 2014 on a pro forma basis, as disclosed in the above “Pro Forma Financial Information”, combined revenues decreased 4.1% for the third quarter of 2015 versus the third quarter of 2014. The 2015 and 2014 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2014, whereas the Company's reported financial statements for Q3 2015 and Q3 2014 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, May 2014 for HealthCare Magic, October 2014 for Vertex, December 2014 for Oakstone and i3, March 2015 for Via Media Health, and June 2015 for PB Systems.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2015 and 2014 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
•Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.
•Any existing products sold to new customers obtained through a newly acquired customer base, are assigned to the acquired section of our business.
•Pro formas do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in its bid to maximize profitability.

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

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of September 30, 2015 the Company's consolidated balance sheet includes $1.40 million of remaining deferred financing costs.

At September 30, 2015, the outstanding balance on the revolving line of credit under the Regions Secured Credit Facility was $186.5 million and the facility carried an interest rate of 2.00%. During the nine months ended September 30, 2015, $66.0 million of draws were made off of the revolving credit facility, and no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months period ended September 30, 2015, the average and maximum outstanding balances on our revolving line of credit facilities were $145.1 million and $186.5 million, respectively.

Note 5: Commitments and Contingencies
Contingencies-On December 3, 2012, the Company received a subpoena and letter from the SEC dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the matter styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.
On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company has cooperated with the U.S. Attorney's office.
Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. The only remaining counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. As currently pled, the Second Amended and Supplemented Complaint asserts (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting the August 5, 2014 Credit Agreement, the November 26, 2014 Director Nomination Agreement with Barrington Capital Group, L.P. and certain bylaw amendments adopted December 19, 2014, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law, and (vi) a purported class claim for breach of fiduciary duty by the individual Defendants for issuing a purportedly materially misleading and incomplete 2014 Proxy Statement. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which is pending. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2015 and 2014. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2015 and 2014 was $4.9 million and $4.9 million, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2015, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $276 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2016, is $2.9 million.

Note 6: Income Taxes

The Company recorded income tax expense of $1.88 million (8.49%) and $5.41 million (8.59%) during the three months and nine months ended September 30, 2015, respectively, which included discrete items for prior year true-ups and currency fluctuations that resulted in a net charge of $230 thousand. The Company recorded income tax expense of $4.01 million (18.21%) and $11.55 million (19.72%) during the three months and nine months ended September 30, 2014, respectively, which included discrete charges for the increase in the Company’s reserve for uncertain tax positions of $9.34 million, netted with a benefit for prior year true-ups of $2.91 million. Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxes at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. The Company also recently secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. Prior to this third quarter of 2015, the Company had a concessionary tax rate in Singapore of 10%, however, during the quarter the Company decided to forego further negotiations to retain these concessions and as such our tax rate in Singapore has reverted back to the statutory enacted tax rate of 17% effective January 1, 2015.
As of September 30, 2015 a liability of $3.13 million for uncertain tax positions is included in other long term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2015 there was $0 and $108 thousand, respectively, in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Nine Months Ended September 30, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$150,873	$3,386	$4,399	$23,301	$3,855	$1,662	$2,548	$5,254	$195,278
Long-lived assets	$374,639	$6,899	$5,843	$465	$68,805	$204	$73,921	$24,463	$555,239
As of and for the Nine Months Ended September 30, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$103,225	$4,206	$4,961	$28,247	$3,194	$2,008	$1,112	$6,735	$153,688
Long-lived assets	$316,810	$8,233	$10,391	$652	$68,113	$77	$38,625	$27,286	$470,187

Note 8: Minority Business Investment

In 2012, Ebix acquired a minority 19.8% interest in CurePet for cash consideration in the amount of $2.0 million. CurePet is a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. The Company had been accounting for its minority investment in CurePet using the cost method. As disclosed in Note 3 "Business Combinations," effective January 27, 2014 Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million which included a possible contingent earn out payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. During the nine months ended September 30, 2015 and 2014 the CurePet business generated $80 and $325 thousand, respectively, of revenue which is included in the Company’s consolidated revenues reported for the same period. As discussed immediately below in Note 9, "Investment in Joint Venture," upon the formation of Ebix Health Solutions, LLC, effective September 1, 2015, a joint venture between Ebix and IHC Health Holdings Corporation, Ebix contributed certain portions of its investment in CurePet to said joint venture as part of the consideration towards Ebix's 40% membership interest. The agreed upon value of the contributed CurePet investment was $2.0 million.

Note 9: Investment in Joint Venture

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Solutions, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 will be allocated to IHC, and IHC is obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining the balance of said loan as of December 31, 2016 being then converted to contributed capital. Also, as per the joint venture agreement, Ebix has a call right during the two-year period following September 1, 2015 to purchase an additional 10% membership interest in the EbixHealth JV for a cash amount equal to the then trailing twelve months of revenue of the EbixHealth JV. Furthermore IHC also has been and continues to be a customer of Ebix, and during the nine months ending September 30, 2015 the Company recognized $445 thousand of revenue from IHC and as of September 30, 2015 IHC had $318 thousand of accounts receivables with Ebix. In addition, Ebix will be rendering services to the EbixHealth JV as a customer. During the nine months ending September 30, 2015 the Company did not recognize any revenue from the EbixHealth JV. Ebix is accounting for the investment in the EbixHealth JV using the equity method whereby 40% of the EbixHealth JV periodic profits or losses will be recognized in Ebix's financial statements, after December 16, 2016.

Note 10: Other Liabilities

Other liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,128	$3,020
Unfavorable lease liability, long term portion	224	294
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	$(1,195)	$(1,135)
Total	$2,157	$2,179

Note 11: Subsequent Events

Repurchases of Common Stock
Since June 30, 2015 and through September 30, 2015 the Company repurchased 1,169,458 shares of its outstanding common stock for aggregate cash consideration in the amount of $34.3 million and at an average rate of $29.34 per share. Subsequent to September 30th and through November 7, 2015 the Company has re-purchased an additional 20,000 shares of its outstanding common stock for aggregate cash consideration in the amount of $500 thousand and at an average rate of $24.98 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities, and draws from the Company's revolving line of credit with our syndicated commercial banking facility.

Expansion of Credit Facility
Effective October 14, 2015 the Company, in coordination with Regions Financial Corporation ("Regions") as administrative agent and a joint lender, exercised the $50 million accordion feature in the existing Regions Secured Syndicated Credit Facility thereby expanding the total credit facility to $240 million. As part of this credit facility expansion, TD Bank, NA ("TD") was added to the syndication group along with five other bank participants, which include Regions, MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank as joint lenders. TD commitment level is $25 million. As of November 8, 2015, the outstanding balance on the credit facility was $186.5 million. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed and identified in Part II, Item 1A "Risk Factors" for the nine months ended September 30, 2015 in this Form 10-Q, and in Part I, Item 1A, “Risk Factors” in our 2014 Form 10-K which is incorporated by reference herein, as well as: the risk of an unfavorable outcome of the pending governmental investigations, and the reputational harm caused by such investigations and lawsuits; the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Latin America, and Europe wherein we have significant and/or growing operations); equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•
Regarding Note 4 of the Notes to the Condensed Consolidated Financial Statements, "Debt with Commercial Bank" and our future liquidity needs discussed under “Liquidity and Financial Condition” as pertaining to our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

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

Company Overview
Ebix, Inc. is a leading international supplier of software and e-commerce solutions to the insurance, financial, and healthcare industries. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transaction processing in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance sector companies in the world.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Santa Barbara, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Grove City, Ohio; Bohemia, New York; Norwalk and New Britain, Connecticut; Portland, Michigan; Birmingham, Alabama; Iselin, New Jersey as well as an additional operations office in Johns Creek, Georgia. The Company also has multiple operating facilities and offices in Australia, Brazil, Thailand, New Zealand, the United Kingdom, Canada, Singapore and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended September 30, 2015 and 2014
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 22.7% and 32.8% of the Company’s total revenue for the nine months ended September 30, 2015 and 2014, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2015	2014	2015	2014
Exchanges	$46,209	$41,757	$139,712	$125,212
Broker Systems	3,812	4,511	11,067	13,862
Risk Compliance Solutions (“RCS”)	15,754	3,346	41,218	10,423
Carrier Systems	1,038	1,194	3,281	4,191
Totals	$66,813	$50,808	$195,278	$153,688

During the three months ended September 30, 2015 our total operating revenues increased $16.0 million or 32%, to $66.8 million as compared to $50.8 million during the third quarter of 2014. Revenues increased as a result of continued revenue growth from Life, Annuity, and Underwriting, products and services, in addition to revenue growth generated from the Company's 2014 acquisitions of HealthCare Magic, Vertex, i3, and Oakstone, and the 2015 acquisition of PB Systems, partially offset by the drop in revenue from international locations due to the ongoing weakening in foreign currencies in comparison to the strengthening of the U.S. dollar, and a continued reduction in revenues from the Company’s Health and Pharmaceutical information content services. In particular the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the 3rd quarter 2015 by $3.4 million.
With respect to business acquisitions completed during the years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased $2.8 million or 4.1% for Q3 2015 versus the Q3 2014 whereas correspondingly, the reported revenue for the three months ended September 30, 2015 increased by $16.0 million or 31.5% from the reported revenue during the same period in 2014. The 2015 and 2014 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2014, whereas the Company's reported financial statements for Q3 2015 and Q3 2014 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, May 2014 for HealthCare Magic, October 2014 for Vertex, December 2014 for Oakstone and i3, March 2015 for Via Media Health, and June 2015 for PB Systems. The 2014 pro forma financial information includes a full three months of results for CurePet and HealthCare Magic as if they had been acquired on January 1, 2014.

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

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers obtained through a newly acquired customer base, are assigned to the acquired section of our business.

•	Pro formas do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in its bid to maximize profitability.
Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $7.5 million or 73%, to $17.8 million in the third quarter of 2015 as compared to $10.3 million in the third quarter of 2014. This increase is primarily due to greater personnel, facility, and external consulting costs associated with the Q4'2014 acquisitions of Oakstone, i3, and Vertex, and our Q2 2015 acquisition of PB Systems.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professions, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $1.6 million or 23%, to $8.3 million during the third quarter of 2015 as compared to $6.8 million during the third quarter of 2014. This increase is attributable to additional personnel costs for our growing employee base in our product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $246 thousand or 7%, to $3.81 million in the third quarter of 2015 as compared to $3.56 million in the third quarter of 2014. This increase is due to additional postage, marketing direct mail, and advertising costs.
General and Administrative Expenses
General and administrative expenses increased by $6.1 million or 102%, to $12.13 million in the third quarter of 2015 as compared to $6.01 million in the third quarter of 2014. This comparative year over year net increase in general and administrative expenses is primarily associated with the reduction in contingent earn out liabilities in connection with prior business acquisitions. In particular the earn out for the Company's October 2014 acquisition of Vertex was reduced by $960 thousand and the earn out for the Company's May 2014 acquisition of HealthCare Magic was reduced by $573 thousand both in the 3rd quarter of 2015, whereas in Q3 of 2014 such contingent earn out liabilities were reduced by $5.8 million primarily in connection with the Company's April 2013 acquisition of Qatarlyst.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $316 thousand thousand or 13% to $2.77 million in the third quarter of 2015 as compared to $2.45 million in the third quarter of 2014, due to additional depreciation expense being recognized for newly acquired capital equipment and with respect to build out additions for our new corporate headquarters office facilities.
Interest Income
Interest income remained essentially flat at $62 thousand in the third quarter of 2015 as compared to $61 thousand in the third quarter of 2014.
Interest Expense
Interest expense increased $666 thousand or 170%, to $1.1 million in the third quarter of 2015 as compared to $392 thousand in the third quarter of 2014. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 429% to $167.8 million during Q3 2015 from $31.8 million during Q3 2014.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the three months ended September 30, 2015 in the amount of $1.1 million consists of $51 thousand of losses realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division recognizing the transaction, and $1.2 million of gains recognized upon the remeasurement of certain outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. The Company also recently secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. Prior to this quarter, the Company had a concessionary tax rate in Singapore of 10%, however, during the quarter the Company decided to forego further negotiations to retain these concessions and as such our tax rate in Singapore has reverted back to the statutory enacted tax rate of 17% effective January 1, 2015.
The Company recorded income tax expense of $1.88 million (8.49%) during the three months ended September 30, 2015, which included discrete items for prior year true-ups and currency fluctuations that resulted in a net charge of $230 thousand. The Company recorded income tax expense of $4.01 million (18.21%) during the three months and nine months ended September 30, 2014, which included discrete charges for the increase in the Company’s reserve for uncertain tax positions, netted with a benefit for prior year true-ups. Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income.

Results of Operations — Nine Months Ended September 30, 2015 and 2014
Operating Revenue
During the nine months ended September 30, 2015 our total operating revenues increased $41.6 million or 27%, to $195.3 million as compared to $153.7 million during the same period of 2014. Revenues increased as a result of revenue growth from Life, Annuity, Underwriting, and CRM products and services, in addition to revenue growth generated from the Company's 2014 acquisitions of HealthCare Magic, Vertex, i3, and Oakstone and the 2015 acquisition of PB Systems, partially offset by the drop in revenue from international locations due to the ongoing weakening in foreign currencies in comparison to the strengthening of the U.S. dollar. In particular the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the nine months ending September 30, 2015 by $8.0 million.
With respect to business acquisitions completed during the years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues decreased by $7.6 million or 3.6% decrease for the nine months ending September 30, 2015 versus the the nine months ending September 30, 2014 whereas correspondingly, the reported revenue for the nine months ended September 30, 2015 increased by $41.6 million or 27.1% from the reported revenue during the same period in 2014. The 2015 and 2014 pro forma financial information assumes that all business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for YTD September 2015 and YTD September 2014 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being January 2014 for CurePet, May 2014 for HealthCare Magic, October 2014 for Vertex, December 2014 for Oakstone and i3, March 2015 for Via Media Health, and June 2015 for PB Systems. The 2014 pro forma financial information includes a full nine months of results for CurePet and HealthCare Magic as if they had been acquired on January 1, 2014.

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

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers obtained through a newly acquired customer base, are assigned to the acquired section of our business.

•	Pro formas do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in its bid to maximize profitability.
Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, support, call center, consulting, implementation and training services, increased $26.1 million or 88%, to $56.0 million in the nine months ended September 30, 2015 as compared to $29.9 million in the same period of 2014. This increase is primarily due to additional personnel, facility, and external consulting costs associated with the Q4 2014 acquisitions of Oakstone, i3, and Vertex, and the Q2 2015 acquisition of PB Systems.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services. Product development expenses increased $2.4 million or 12%, to $22.7 million during the nine months ended September 30, 2015 as compared to $20.2 million during the same period of 2014. This increase is primarily due to additional personnel costs for our growing employee base in our product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses increased slightly by $151 thousand or 1%, to $10.8 million during the nine months ended September 30, 2015 as compared to $10.6 million during the same period of 2014. This increase is due to additional postage, marketing direct mail, and advertising costs. The net increase in sales and marketing expenses is associated with additional postage/ marketing direct mail, advertising costs, and trade show costs.

General and Administrative Expenses
General and administrative expenses increased by $8.1 million or 30%, to $35.0 million during the nine months ended September 30, 2015 as compared to $26.9 million during the same period of 2014. This comparative year over year net increase in general and administrative expenses is primarily associated with the reduction in contingent earn out liabilities in connection with prior business acquisitions. In particular the earn out for the Company's October 2014 acquisition of Vertex was reduced by $960 thousand and the earn out for the Company's May 2014 acquisition of HealthCare Magic was reduced by $573 thousand both in the 3rd quarter of 2015, whereas during the nine months ending September 30, 2014 all such contingent earn out liabilities were reduced in the aggregate by $7.5 million primarily in connection with the Company's June 2012 acquisition of PlanetSoft, the August 2012 acquisition of TriSystems, and the April 2013 acquisition of Qatarlyst.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $490 thousand or 7% to $7.9 million during the nine months ended September 30, 2015 as compared to $7.4 million during the same period of 2014, due to additional depreciation expense being recognized for newly acquired capital equipment and with respect to build out additions for our new corporate headquarters office facilities.
Interest Income
Interest income decreased $159 thousand or 49%, to $167 thousand during the nine months ended September 30, 2015 as compared to $326 thousand during the same period of 2014. Interest income decreased as a result of the year over year decrease in average interest bearing cash balances which decreased 18% to $42.8 million during nine months ending September 30, 2015 from $52.1 million during nine months ending September 30, 2014.
Interest Expense
Interest expense increased $1.55 million or 183%, to $2.4 million during the nine months ended September 30, 2015 as compared to $850 thousand during the same period of 2014. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 515% to $145.1 million during this nine month period of 2015 from $23.6 million during the comparative nine month period of 2014.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the nine months ended September 30, 2015 was $2.4 million and consists of $420 thousand of gains realized upon the settlement of transactions denominated in currencies other than the functional currency of the respective operating division recognizing the transaction, and $1.9 million of gains recognized upon the remeasurement of certain outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. The Company also recently secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. Prior to this quarter, the Company had a concessionary tax rate in Singapore of 10%, however, during the quarter the Company decided to forego further negotiations to retain these concessions and as such our tax rate in Singapore has reverted back to the statutory enacted tax rate of 17% effective January 1, 2015.
The Company recorded income tax expense of $5.41 million (8.59%) during the nine months ended September 30, 2015, which included discrete items for prior year true-ups and currency fluctuations that resulted in a net charge of $0.23 million. The Company recorded income tax expense of $11.55 million (19.72%) during the nine months ended September 30, 2014, which included discrete charges for the increase in the Company’s reserve for uncertain tax positions of $9.34 million, netted with a benefit for prior year true-ups of $2.91 million. Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income.

Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and India, respectively), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic and accretive business acquisitions in the insurance services sector, and to re-purchase shares of our common stock as market conditions warrant.

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
Our cash and cash equivalents were $33.2 million and $52.3 million at September 30, 2015 and December 31, 2014, respectively. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 6, 2015 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$15,675	$3,013	$1,648	$4,070	$4,837	$1,316	$10,210	$2,289	$12	$43,070
Our current ratio increased moderately to 1.88 at September 30, 2015 from 1.49 at December 31, 2014 and our working capital position accordingly has also increased to $43.6 million at September 30, 2015 from $34.1 million at the end of the 2014. Our short-term liquidity has improved due to increased outstanding trade accounts receivable, and the reduction in accounts payable and accrued liabilities primarily as a result of the cash payment of $20.5 million (including interest of $1.6 million) stemming from the settlement and resolution of the Internal Revenue Service's previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012.
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
During the nine months ended September 30, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus a possible future one-time contingent earnout payment of up to $8.0 million based on earned revenues and the reported EBITDA margins over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the PB Systems acquisition is preliminary and will be finalized prior to December 31, 2015.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health") effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one-time contingent earnout payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and a possible one time future performance bonus depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the Via Media Health acquisition remains preliminary and will be finalized prior to December 31, 2015.

During the year ended December 31, 2014 the Company complete the following business acquisitions, as follows:
Effective December 2, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the amount of $23.72 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone was leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the outstanding membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $28.8 million of goodwill, $1.7 million of intangible assets pertaining to customer relationships, $501 thousand of intangible assets pertaining to acquired technology, and a $6.5 million deferred revenue liability. The valuation and purchase price allocation for the Oakstone acquisition remains preliminary and will be finalized prior to December 31, 2015.
On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 was a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company accounted for this acquisition by recording $1.6 million of goodwill, $310 thousand of intangible assets pertaining to customer relationships, and $48 thousand of intangible assets pertaining to acquired technology.

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
On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company. As discussed in Note 9, "Investment in Joint Venture," to the accompanying financial statements, upon the formation of Ebix Health Solutions, LLC, effective September 1, 2015, a joint venture between Ebix and IHC Health Holdings Corporation, Ebix contributed certain portions of its investment in CurePet to said joint venture as part of the consideration towards Ebix's 40% membership interest. The agreed upon value of the contributed CurePet investment was $2.0 million.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2015, the total of these contingent liabilities was $8.01 million, of which $6.32 million is reported in long-term liabilities, and $1.69 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.4 million, of which $4.5 million is reported in long-term liabilities, and $887 thousand was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash used by our operating activities was $25.7 million for the nine months ended September 30, 2015. The primary components of the cash used in operations during the nine month period consisted of net income of $57.6 million, net of $(2.0) million of unrealized foreign currency exchange gains, $7.9 million of depreciation and amortization, $1.2 million of non-cash share-based compensation, and $(1.5) million of non-cash reductions to acquisition earnout contingent liabilities. Partially offsetting this net cash inflow was $(37.6) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and the cash payment of the $20.5 million assessment (including interest of $1.6 million) stemming from the resolution of the Internal Revenue Service's previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012.

Net cash provided by our operating activities was $38.4 million for the nine months ended September 30, 2014. The primary components of the cash provided by operations during the nine month period consisted of net income of $47.0 million, net of $(0.6) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $7.4 million of depreciation and amortization, $(7.5) million of non-cash gains associated with the reduction to acquisition related earnout contingent liabilities, $(5.5) million of working capital requirements primarily associated with increased outstanding trade accounts receivable, reduced trade payables, and reduced deferred revenues, and a $(3.9) million payment in satisfaction of the securities litigation settlement obligation, and $1.3 million of non-cash share-based compensation. During the nine months ended September 30, 2014 the Company made $10.8 million of tax payments including $7.5 million of minimum alternative tax payments in India, which is a component of deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2015 was $32.1 million, of which $11.5 million was used for the acquisition of P.B. Systems (net of cash acquired), $8.7 million was used for buying additional land adjacent to, and the continued interior build out of our new global corporate headquarters campus in Johns Creek, Georgia, $6.0 million was used for the Company's 40% investment in the IHC joint venture, $1.0 million was used for the acquisition of Via Media Health, and $4.0 million of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $940 thousand was used for the purchase of marketable securities (specifically bank certificates of deposit).

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

Financing Activities
During the nine months ended September 30, 2015 net cash used by financing activities was $10.4 million which consisted of $8.0 million used to pay quarterly dividends to our common stockholders, $67.8 million used to repurchase 2.47 million shares of our common stock, and $641 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $66.0 million provided by draws off the Company's revolving credit facility with Regions, and $39 thousand was provided from the exercise of stock options.

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
Commercial Bank Financing Facility

On October 14, 2015 the Company     exercised the $50 million accordion feature under the Credit Agreement (the “Credit Agreement”) dated August 5, 2014, among the Company, Regions Bank as Administrative Agent (“Regions”) and Regions , MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank and TD Bank, NA as joint lenders. TD Bank, NA was added to the syndication group along with four other bank participants which includes Regions. The exercise of the accordion feature increases the Aggregate Revolving Commitment under the Credit Agreement to $240 million from the prior amount of $190 million.

On February 3, 2015 the Company and certain of its subsidiaries entered into the First Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions as Administrative Agent, with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expanded the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Regions Secured Credit Facility is LIBOR plus 1.5%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's annualized fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of September 30, 2015 the Company's consolidated balance sheet includes $1.40 million of remaining deferred financing costs.

At September 30, 2015, the outstanding balance on the revolving line of credit under the Regions Secured Syndicated Credit Facility was $186.5 million and the facility carried an interest rate of 2.00%. During the nine months ended September 30, 2015, During the nine months ended September 30, 2015, $66.0 million of draws were made off of the revolving credit facility, and no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months period ended September 30, 2015, the average and maximum outstanding balances on our revolving line of credit facilities were $145.1 million and $186.5 million, respectively.
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
Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process first involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If, after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2014 we had no impairment of our reporting unit goodwill balances. The 2015 goodwill impairment evaluation is currently underway and will be completed commensurate with the release of the Company's full year 2015 financial reporting.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2015 and 2014 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized losses of $14.2 million and $1.9 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $1.9 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2015 the Company had $187.1 million of outstanding debt obligations which consisted of a $186.47 million balance on our commercial banking revolving line of credit, and a $604 thousand in secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 2.00% at September 30, 2015. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $117 thousand and $24 thousand for the nine months ended September 30, 2015 and 2014, respectively. The Company's average cash balances during the nine months ended September 30, 2015 were $34.8 million and its existing cash balances as of September 30, 2015 were $33.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $34 thousand and $60 thousand for the nine months ended September 30, 2015 and 2014, respectively.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2015 and 2014. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2014 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three or nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On December 3, 2012, the Company received a subpoena and letter from the SEC dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the matter styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.). On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.

On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company has cooperated with the U.S. Attorney's office.
Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. The only remaining counts are as follows: (i) Counts II and IV, but only to the extent the Plaintiffs seek non-monetary relief for alleged material misstatements related to the ABA base price in the 2010 Proxy Statement; (ii) Count II, but only to the extent it challenges the continued existence of the ABA as an alleged unreasonable anti-takeover device; and, (iii) Count V, but only to the extent that it relates to the compensation the Board received under the Company’s 2010 Stock Incentive Plan. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. As currently pled, the Second Amended and Supplemented Complaint asserts (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting the August 5, 2014 Credit Agreement, the November 26, 2014 Director Nomination Agreement with Barrington Capital Group, L.P. and certain bylaw amendments adopted December 19, 2014, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law, and (vi) a purported class claim for breach of fiduciary duty by the individual Defendants for issuing a purportedly materially misleading and incomplete 2014 Proxy Statement. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which is pending. The Company denies any liability and intends to defend the action vigorously.

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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2015, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3) (5)
Period

As of December 31, 2014	7,853,514	7,853,514	$—	$71,033,000
January 1, 2015 to March 31, 2015 (4)	994,869	994,869	$24.35	$46,809,000
April 1, 2015 to June 30, 2015	349,365	349,365	$29.36	$36,551,000
July 1, 2015 to July 31, 2015	401,125	401,125	$30.11	$24,472,000
August 1, 2015 to August 31, 2015	673,935	673,935	$29.25	$104,757,000
September 1, 2015 to September 30, 2015 (6)	94,398	94,398	$26.67	$102,239,000
Total	10,367,206	10,367,206		$102,239,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 30, 2011 the Company's Board of Directors unanimously approved an increase in the size of the Company's authorized share repurchase plan from $45.0 million to $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twelve months if possible. As of September 30, 2015 there are no remaining share repurchase authorizations for this plan. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

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

(5)
Effective August 19, 2015 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

(6)	As of September 30, 2015 there were 40,000 shares totaling $1.0 million of share repurchases that were not settled until October 2015.

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

Ebix, Inc.
Date:	November 9, 2015	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Robert F. Kerris
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

10.1*
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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.