Form 10-K
period 2015-12-31
EBIX INC
filed 2016-02-29
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 26, 2016, the number of shares of Common Stock outstanding was 32,950,855. As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $865,266,321 (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy for its annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13, and 14 of this Form 10-K.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company's ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Singapore, Australia and India wherein we have significant operations); volatility in equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. These and other risks are described in more detail in Part I Item 1A, "Risk Factors", as well as in other reports subsequently filed with the SEC.
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

PART I

Item 1. BUSINESS

Company Overview
Ebix, Inc. (“Ebix”, the “Company” “we” or “our”), a Delaware corporation, was founded in 1976 as Delphi Systems, Inc., a California corporation. In December 2003 the Company changed its name to Ebix, Inc. The Company is listed on the NASDAQ Global Market.
Ebix is a leading international supplier of software and e-commerce solutions to the insurance, finance, and healthcare industries. Ebix provides application software products for the insurance industry including carrier systems, agency systems and data exchanges, as well as custom software development. During the year ended December 31, 2015, approximately 72% of Ebix revenues came from on-demand insurance Exchanges.
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

The Company seeks to acquire businesses that are synergistic to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand based solutions that simplify insurance industry transaction processing by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into one of two different categories - one, wherein the acquired company has products and/or services that are competitive to our existing products and services; and two, wherein the acquired company's products and services are a complement to and an extension of our existing products and services.

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

Recent Strategic Business Acquisitions
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the PB Systems acquisition remains preliminary and will be finalized prior to March 31, 2016.
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

Other Recent Significant Transactions

In November 2015 the Company completed a restructuring of its international operations with the formation and establishment of a wholly owned subsidiary, Ebix International Holdings Limited, a private limited company incorporated under the laws of England, and the subsequent contribution of all of Ebix's underlying foreign subsidiaries in Sweden, Australia, Singapore, India, New Zealand, Latin America, Canada, Mauritius, and New Zealand to this newly formed entity.

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Solutions, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 will be allocated to IHC, and IHC is obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining the balance of said loan as of December 31, 2016 being then converted to contributed capital. Also, as per the joint venture agreement, Ebix has a call right during the three-year period following September 1, 2015 to purchase an additional 10% membership interest in the EbixHealth JV for a cash amount equal to 10% of the then trailing twelve months of revenue of the EbixHealth JV. During the four-month period ending December 31, 2015 the EbixHealth JV had a net loss of $1.0 million, and as of December 31, 2015 the EbixHealth JV had net equity balance of $17.8 million.

The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Singapore offices; and also has domestic and international operations spread across 40+ offices. Amongst other offices, the Company also has operating facilities and offices in Australia, Brazil, New Zealand, Singapore, the United Kingdom, Canada and India. In these operating offices, Ebix employs skilled technology and business professionals who provide products, services, support and consultancy services to more than 16,000 customers across six continents.
The Company reports as a single segment. The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Exchanges	$190,746	$169,437	$163,925
Broker Systems	14,481	17,948	18,378
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	55,917	21,813	15,678
Carrier Systems	4,338	5,123	6,729
Totals	$265,482	$214,321	$204,710

Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 16 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K.
Industry Overview
The insurance industry markets have also seen a steady increase in initiatives to reduce paper-based processes and facilitate improvements in efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets.
Products and Services
The Company’s product and service strategy focus on: (a) expansion of connectivity between consumers, agents, carriers, and third party providers through its Exchange family of products in the life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors worldwide namely the EbixExchange family of products; (b) worldwide sales and support of P&C back-end insurance and broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; (d) risk compliance solution services, which include insurance certificate origination, certificate tracking, claims adjudication call center, consulting services, back office support; and, (e) e-governance/e-learning solutions in emerging world markets.
Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry, including carriers, brokers, exchanges and standard making bodies.
Ebix’s revenue, at present, is generated through four main channels in which the Company conducts its operations: Exchanges, Carrier Systems, Broker Systems, and Risk Compliance Solutions. The revenue streams for each of these channels are further described below in the following paragraphs.
Exchanges: This channel forms the primary focus of the Company across the world. Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, risk management, workers compensation and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States, while the P&C exchanges operate primarily in Australia, New Zealand, the United Kingdom, and Brazil. Exchange revenue is derived from two main sources, namely subscription fees associated with accessing the exchange and transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If Ebix builds the interfaces, then additional revenue is derived in the form of professional services charged on time and materials basis.
Broker P&C Systems: The Company's main focus in this channel is on markets outside the United States. The Company does not believe that the United States broker systems market can provide Ebix with the operating margin levels that it seeks. The number of independent brokers has been steadily decreasing in the country and the space is fairly crowded in terms of the number of software players addressing the market. Consequently, Ebix’s primary focus in the area of broker systems is on designing and deploying back-end systems for international P&C insurance brokers who are seeking a worldwide system solution. Ebix has three back-end systems in this area: eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically subscription license-based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. All these three products are continually being redesigned, coded and updated to adhere to the most current technologies prevalent today.
Risk Compliance Solutions ("RCS"): Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material consulting engagements to clients across the world, in addition to the creation and tracking of certificates of insurance issued in the United States and Australian markets and the provision of claims adjudication and settlement, call center, and back office support. Ebix focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. With respect to its certificate related Business outsourcing service, Ebix provides a software-based service for issuance of certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is created for our clients using the Ebix service. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue based for each certificate tracked by the Company for its clients.
Carrier P&C Systems: This channel is the smallest part of the Company's business, since the Company has continued to de-emphasize its attention to this sector, while focusing its efforts primarily on Exchanges, Healthcare, e-Governance, and e-Learning. Ebix’s work in the area of carrier systems is on designing and deploying on-demand and back-end systems for P&C insurance companies. Revenue from these services is derived from two main sources: subscription revenues or license revenues from clients and time and material fees charged to customize these products to an insurance company’s specific functional requirements.
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
The Company has spent $30.7 million, $26.9 million, and $26.8 million during the years ended December 31, 2015, 2014 and 2013, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
Competition
We believe Ebix is in a unique position of being the only company worldwide in insurance software markets that provides services in all four of our above listed revenue channels. Conversely, though, this also means that in each of these areas Ebix has different competitors. In fact, in most of these areas Ebix has a different competitor in each country in which we operate. In our Exchange operations Ebix often has a different competitor on each line of exchange in each country.
The Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Singapore and India, which provides it a competitive edge. With its strong focus on quality, our Indian operations deliver cutting edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the United States. Ebix continues to expand its India operations as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building this knowledge base combined with the ability to hire more professional resources at India's lower cost structure has enabled Ebix to consistently protect its knowledge base and to deliver projects in a cost effective fashion. The following is a closer and more detailed discussion of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange — Ebix operates a straight through processing end-to-end Life Exchange service that has three life insurance exchanges in the United States — namely Winflex, TPP, and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, TPP is an underwriting and highly customized electronic application platform for Life insurance, while LifeSpeed is an order entry platform for life insurance. Each of these exchanges are presently deployed in the United States and the Company is also continuing to deploy them in other parts of the world. Ebix has one main competitor in the life exchange area: iPipeline. Ebix differentiates itself from its competitor by virtue of having an end-to-end solution in the market as with all of its exchanges being interfaced with other broker systems and customer relationship management ("CRM") services such as EbixCRM. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange — Ebix operates a straight through processing end to end Annuity Exchange service that has three life insurance exchanges in the United States - namely Annuitynet, AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGA’s”), and other entities involved in annuity transactions. These exchanges are presently deployed in the United States with the Company continuing to make efforts to deploy it in other parts of the world, such as Latin America. Ebix recently deployed its AN4 service that was created from the ground up, to be highly scalable, customizable and be delivered over the cloud. Ebix has one main competitor in the annuity exchange area, iPipeline. Again, Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and customer relationship management ("CRM") services such as EbixCRM. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
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
P&C Exchanges — Ebix operates P&C exchanges in Australia, New Zealand, the United Kingdom, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix continues to deploy these exchanges in the United States, Asia, Europe, Latin America, and Africa. There is presently little competition in the P&C exchange area in Australia and New Zealand. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.
Broker P&C Systems: Ebix has a number of broker system offerings for P&C brokers worldwide - eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions in which Ebix provides such products and services.
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
Between eGlobal and WinBeat, Ebix's broker systems customer base in Australia spans 631 of the 850 P&C brokers in Australia giving it in excess of 74% of the broker system’s customer base in this country. Ebix’s broker systems customer base in New Zealand spans 1,500 of the approximate 2,000 P&C brokers in New Zealand giving it approximately 75% of the customer base in this country.
EbixASP is Ebix’s P&C broker systems offering for the US markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has three main competitors in the US — specifically Vertafore, Applied Systems and XDimensional.
RCS Services: Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material consulting to clients across the world, and claims adjudication/settlement services, in addition to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix's RCS channel focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. Ebix's RCS certificate outsourcing business services are enabled by the Company’s SaaS-based proprietary software. Ebix’s RCS service offerings currently cater to a large number of Fortune 500 companies in the United States.
Ebix’s RCS service offering in the insurance certificate issuance area has one main competitor in the United States, namely Applied Systems. Due to the highly fragmented market, the Ebix RCS service offering in the insurance certificate tracking area also has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Carrier P&C Systems: Ebix has a number of carrier system offerings for P&C carriers - Ebix Advantage and Ebix AdvantageWeb. Ebix Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed to be multicurrency and multilingual and is deployed in Brazil, the United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, Accenture and specialty medical malpractice players like Delphi.
Intellectual Property
Ebix generally seeks protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. We regard our software as proprietary while adhering to open architecture industry standards and attempt to protect it with copyrights, trade secret laws and restrictions on the disclosure and transferring of title. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, or other protections. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets.
Employees
As of December 31, 2015, the Company had 2,707 employees, distributed as follows: 113 in sales and marketing, 1,861 in product development, 583 in back-end operations, and 150 in administration, general management and finance. None of the Company’s employees is presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to be good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of February 26, 2016, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	49	Chairman, President, and Chief Executive Officer	1998
Robert F. Kerris	62	EVP, Chief Financial Officer & Corporate Secretary	2007
Graham Prior	59	Corporate Executive Vice President International Business & Intellectual Property	2012
Leon d'Apice	59	Corporate Executive Vice President & Managing Director - Ebix Australia Group	2012
James Senge Sr.	55	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 49, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services

and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

ROBERT F. KERRIS, 62, serves as the Company’s Executive Vice President & Chief Financial Officer, and Corporate Secretary. Mr. Kerris joined the Company as Chief Financial Officer on October 22, 2007. Prior to joining the Company, Mr. Kerris was Chief Financial Officer at Aelera Corporation. He held this position from May 2006 to October 2007. Previously he was a Financial Vice President at Equifax, Inc. from November 2003 to April 2006, Corporate Controller at Interland, Inc. from September 2002 to October 2003, and held senior financial management positions at AT&T, BellSouth, and Northern Telecom. Mr. Kerris is a licensed certified public accountant and holds an accounting and economics degree from North Carolina State University.

GRAHAM PRIOR, 59, in 2012 Mr. Prior was made an executive office of the Company. He serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

LEON d’APICE, 59, in 2012 Mr. d'Apice was made an executive office of the Company. He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia’s business units.
JAMES SENGE, SR., 55, in 2012 Mr. Senge was made an executive office of the Company. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008. Before the acquisition of Acclamation Systems, Inc. ("Acclamation") by Ebix in 2008 Mr. Senge had been employed by Acclamation since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

General
Our principal executive offices are located at 1 Ebix Way Johns Creek, Georgia 30097, and our telephone number is (678) 281-2020.
Our official Web site address is http://www.ebix.com. We make available, free of charge, at http://www.ebix.com, the charters for the committees of our board of directors, our code of conduct and ethics, and, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer, and all other executive officers will be disclosed on our Web site. The reference to our Web site does not constitute incorporation by reference of any information contained at that site.
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
Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange and with certain large corporate customers using our client relationship management platform in the United States. At December 31, 2015, we had $402.3 million of goodwill and $30.9 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.
Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or (“SOX”), requires us to evaluate and report on the effectiveness of our internal controls over financial reporting and have our independent auditors issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake efforts to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness or significant deficiency in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate same in a timely manner.
We may have exposure to greater than anticipated tax liabilities
Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or due to changes in tax laws, regulations, and accounting principles concerning the accounting for income taxes in the domestic and foreign jurisdictions in which we conduct operations. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes requires significant judgment, and there are some transactions for which the ultimate tax treatment is uncertain. Although we believe our estimates are reasonable and appropriate, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. The tax rates in the foreign jurisdictions in which the Company conducts operations have a significant impact on the Company's financial results and could increase.
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
We expect to continue to grow, in part, by making business acquisitions. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that the Company believes will strengthen Ebix. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, to access the requisite financing resources if needed, and to integrate acquired businesses into our existing operations and there is no assurance that we will continue to do so.
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
Future business acquisitions subject the Company to a variety of risks, including risks associated with an inability to efficiently integrate acquired operations, higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated time frames or at all; one or more of which risks, if realized, could have an adverse impact on our operations. Among the issues related to the integration of such acquisitions are:

•	potential incompatibility of business cultures;

•	potential delays in integrating diverse technology platforms;

•	potential need for additional disclosure controls and internal controls over financial reporting;

•	potential difficulties in coordinating geographically separated organizations;

•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

•	potential difficulties implementing common internal business systems and processes;

•	potential conflicts in third-party relationships; and

•	potential loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.

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

We regard our intellectual property in general and our software in particular, as critical to our success, and we may not be able to effectively or efficiently protect our intellectual property.
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
We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Any significant breakdown, invasion, destruction or interruption of our information technology systems and infrastructure by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in the loss or theft of personal health information or other data subject to privacy laws or disrupt our information systems or business. While we have invested in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems. The controls implemented by our third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Our risks would include damage to our reputation and additional costs to address and remediate any problems encountered, as well as litigation and potential financial penalties.
We depend on the continued services of our senior management and our ability to attract and retain other key personnel.
Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Robin Raina, our President and Chief Executive Officer, and Chairman of the Board. Since becoming Chief Executive Officer of the Company in 1999, Mr. Raina's strategic direction and vision for the Company and the implementation of such direction has been instrumental in our profitable turnaround and growth. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees. If we are not able to attract and retain key skilled personnel, our business could be harmed.
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
On December 3, 2012 and April 16, 2013, the Company received subpoenas from the Securities and Exchange Commission (the “SEC”) in connection with the conduct by the SEC of a non-public fact-finding inquiry and investigation and seeking documents relating to the issues raised by the matter styled In re: Ebix, Inc. Securities Litigation, and in an online news article based on unnamed sources, published on November 3, 2012 speculating about the existence of such an investigation. Additionally, on June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct. The Company has cooperated with the government in connection with these investigations and expects to continue to do so. The amount of time needed to resolve these investigations is uncertain, and the Company cannot predict the outcome of these investigations or whether the Company will face additional government investigations, inquiries or other actions. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with ongoing governmental investigations and any future government inquiries, investigations or actions. These matters could require the Company to expend significant management time and incur significant legal and other expenses, result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company and adversely affect our ability to attract and retain customers and employees, which could have a material effect on the Company's financial condition, business, results of operations and cash flow. Additionally, marketplace rumors regarding these investigations could affect the trading price of our common stock, regardless of whether these rumors are accurate.
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
Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in Internet usage could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions frequently occur in the future, usage of our web-based services could grow more slowly than anticipated or decline and we may lose revenues and customers. If the Internet data center operations that host any of our websites or web-based services were to experience a system failure, the performance of our website or web-based services would be harmed. These systems are also vulnerable to damage from fire, floods, and earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. The controls implemented by our third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. These providers could experience outages, delays and other difficulties due to system failures unrelated to our systems.
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

1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Johns Creek, Georgia where we own 101,991 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 6,500 square feet in Salt Lake City, Utah, 10,765 square feet in Hemet, California, 11,500 square feet in Pittsburgh, Pennsylvania,  2,826 square feet in Miami, Florida, 16,472 square feet in Pasadena, California, 4,319 square feet in Grove City, Ohio, 1,980 square feet in Bohemia, New York, 1,495 square feet in Norwalk, Connecticut, 5,466 square feet in New Britain, Connecticut, 23,511 square feet in Birmingham, Alabama, 1,696 square feet in Iselin, New Jersey and 10,016 square feet in Irvine, California. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, and London for support, operations and sales offices. The Company also leases an additional seven facilities in India. The Indian facilities provide software development and other technical and business process outsourcing services. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at reasonable rates.

Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 16 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS

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
Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014, and (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The Company denies any liability and intends to defend the action vigorously.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2015 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2015 and 2014.

Year Ended December 31, 2015	High	Low
First quarter	$31.25	$16.28
Second quarter	37.66	27.29
Third quarter	34.08	24.22
Fourth quarter	37.81	24.93

Year Ended December 31, 2014	High	Low
First quarter	$17.77	$13.01
Second quarter	17.61	12.73
Third quarter	15.44	12.23
Fourth quarter	17.22	13.01
Holders
     As of February 26, 2016, there were 32,950,855 shares of the Company’s common stock outstanding. As of February 26, 2016, there were 131 registered holders of record of the Company’s common stock.
Dividends

The Company paid a quarterly dividend of $0.075 cents per common share of the Company's common stock on March 14, 2014, June 13, 2014, September 15, 2014, and December 15, 2014 to the appropriate shareholders of record. A dividend in the amount of $0.075 cents per common share was paid on March 11, 2015, June 15, 2015, September 10, 2015, and December 10, 2015 to the appropriate shareholders of record. On February 25, 2016 the Company announced the payment of a dividend of $0.075 per common share to shareholders of record on February 29, 2016, with said dividend to be paid on March 15, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2015 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	27,000	$2.27	1,097,563
—2010 Stock Incentive Plan	112,878	$18.25	4,427,689
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	139,878	$15.17	5,525,252

Sales or Issuances of Unregistered Securities
None
Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2015 the Company repurchased 2,924,306 shares of our common stock for a total aggregate purchase price of $82.5 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix as of December 31, 2015, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (4)
Period

As of December 31, 2014	7,853,514	7,853,514	$—	$71,033,000
January 1, 2015 to March 31, 2015 (4)	994,869	994,869	$24.35	$46,809,000
April 1, 2015 to June 30, 2015	349,365	349,365	$29.36	$36,551,000
July 1, 2015 to September 30, 2015 (5)	1,169,458	1,169,458	$29.34	$102,239,000
October 1, 2015 to October 31, 2015	20,000	20,000	$24.98	$101,739,000
November 1, 2015 to November 30, 2015	76,254	76,254	$34.28	$99,125,000
December 1, 2015 to December 31, 2015 (6)	314,360	314,360	$33.61	$88,558,000
Total	10,777,820	10,777,820		$88,558,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

(2)
Effective June 21, 2013 the Company's Board of Directors unanimously approved a share repurchase plan of $100.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty-four months if possible.

(3)
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

(4)	As of March 31, 2015 there were 64,893 shares totaling $1.94 million of share repurchases that were not settled until April 2015.

(5)	As of September 30, 2015 there were 40,000 shares totaling $1.0 million of share repurchases that were not settled until October 2015.

(6)	As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2010, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
EBIX, INC.	$100	$94	$69	$63	$75	$146
NASDAQ STOCK MARKET (U.S.)	$100	$98	$114	$157	$179	$189
NASDAQ COMPUTER	$100	$100	$113	$149	$179	$190

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2015, 2014, 2013, 2012, and 2011 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$265,482	$214,321	$204,710	$199,370	$168,969
Operating income	88,714	79,672	75,006	77,008	68,748
Net income from continuing operations	$79,533	$63,558	$59,274	$70,569	$71,378
Net income per share:
Basic	$2.29	$1.68	$1.58	$1.91	$1.89
Diluted	$2.28	$1.67	$1.53	$1.80	$1.75
Shares used in computing per share data:
Basic	34,668	37,809	37,588	36,948	37,742
Diluted	34,901	38,040	38,642	39,100	40,889
Cash dividend per common share	$0.30	$0.30	$0.075	$0.19	$0.04
Financial Position:
Total assets	$675,989	$634,311	$553,864	$516,946	$411,182
Short-term debt	600	943	13,711	11,995	6,667
Long-term debt	206,465	121,065	42,958	69,278	40,083
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$408,971	$432,221	$413,225	$362,155	$316,115

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
OVERVIEW

Ebix is a leading international supplier of on-demand software and e-commerce solutions to the insurance, financial, and healthcare industries. Ebix provides  application software products for the insurance industry including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 77% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2015, combined subscription-based and transaction-based revenues increased by $37.2 million to $204.8 million, while as a percentage of the Company's total revenues decreased to 77% in 2015, as compared to 78% in the year 2014. Subscription based revenues increased by $39.3 million to $174.5 million, and as a percentage of the Company's total revenues increased to 66% in 2015, as compared to 63% in the year 2014.
The Company’s technology vision is to focus on the convergence of all insurance processes in a manner such that data can seamlessly flow from entity to entity once an initial data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance markets have seen a steady increase in initiatives to reduce paper-based processes and facilitate improvements in efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets.
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
The key performance indicators for the twelve months ended December 31, 2015, 2014, and 2013 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2015	2014	2013
Revenue	$265,482	$214,321	$204,710
Revenue growth	24%	5%	3%
Operating income	$88,714	$79,672	$75,006
Operating margin	33%	37%	37%
Net Income	$79,533	$63,558	$59,274
Diluted earnings per share	$2.28	$1.67	$1.53
Cash provided by operating activities	$48,686	$58,510	$57,062

RESULTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Operating revenue:	$265,482	$214,321	$204,710
Operating expenses:
Costs of services provided	72,437	47,388	40,471
Product development	30,702	26,860	26,798
Sales and marketing	14,917	13,840	15,848
General and administrative	48,078	36,880	36,480
Amortization and depreciation	10,634	9,681	10,107
Total operating expenses	176,768	134,649	129,704
Operating income	88,714	79,672	75,006
Interest income (expense), net	(4,080)	(2,655)	(708)
Other non-operating income - put options	—	296	342
Non-operating expense - securities litigation	—	(690)	(4,226)
Foreign exchange gain (loss)	2,005	829	(262)
Income before taxes	86,639	77,452	70,152
Income tax expense	(7,106)	(13,894)	(10,878)
Net income	$79,533	$63,558	$59,274

TWELVE MONTHS ENDED DECEMBER 31, 2015 AND 2014
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
(dollar amounts in thousands)	2015	2014
Exchanges	$190,746	$169,437
Broker Systems	14,481	17,948
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	55,917	21,813
Carrier Systems	4,338	5,123
Totals	$265,482	$214,321
During the twelve months ended December 31, 2015 our total revenue increased $51.2 million, or 24%, to $265.5 million compared to $214.3 million in 2014. The Company leverages product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues decreased $8.2 million or 2.9% to $272.2 million for the year 2015 from the $280.5 million of pro forma revenue for the year 2014, with the change in exchange rates adversely effecting reported revenues by ($10.7) million, whereas there was a 23.9% increase in reported revenues for the same comparative periods. The cause for the difference between the 23.9% increase in reported 2015 revenue versus 2014 revenue, as compared to the 2.9% decrease in 2015 pro forma versus 2014 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2015 and 2014, specifically Via Media Health, PB Systems, Curepet, HealthCare Magic,

Vertex, Oakstone, and i3, with the Company's pre-existing operations. The 2015 and 2014 pro forma financial information assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for 2015 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only nine months of Via Media, and seven months of PB Systems. Similarly, the 2014 pro forma financial information includes a full year of results for HealthCare Magic, Vertex, Oakstone, and i3 as if they had been acquired on January 1, 2014, whereas the Company's reported financial statements for the 2014 includes eight months of financial results for HealthCare Magic, eleven months for CurePet, three months Vertex, and one month each for Oakstone and i3.

The pro forma analysis is based on the following premises:

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

•
2014 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially adversely affected reported revenues. During each of the years 2015, 2014, and 2013 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(10.7) million, $(3.2) million, and $(3.8) million, respectively.
The specific components of our revenue and the changes experienced during the past year are discussed immediately below.
Exchange division revenues increased by $21.3 million, or 13%, principally due to new exchange clients, and cross selling of products and services to existing clients as facilitated by the 2014 acquisitions of i3, HealthCare Magic, Oakstone.
Broker Systems division revenue decreased by $3.5 million, or 19%, principally due to the effects of exchange rate fluctuations adversely effecting our Australian operations. During the past two years the reported revenues in the Broker Systems channel have been decreasing due essentially to the effects of changing currency exchange rates. From 2013 to 2015, in terms of native currencies, the Broker Systems channel revenues have increased.
Risk Compliance Solutions division revenues increased by $34.1 million, or 156%, due primarily to the consulting service revenues generated by the 2015 business acquisition of PB Systems, and the 2014 business acquisitions of i3 and Vertex .
Carrier Systems division revenue decreased by $785 thousand, or 15%, due the effect of certain completed projects resulting in decreased professional services.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $25.0 million or 53%, from $47.4 million in 2014 to $72.4 million in 2015. Correspondingly, the Company's gross margin decreased modestly from 77.9% in 2014 to 72.7% in 2015. The increase in the Company's costs of services provided is due to additional personnel, consulting, and customer support costs associated with the 2015 and 2014 business acquisitions of PB Systems, Vertex, Oakstone, and i3.
Product Development Expenses
Product development expenses increased $3.8 million, or 14%, from $26.9 million in 2014 to $30.7 million in 2015. The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses increased due to additional staffing and personnel costs incurred in connection with our expanding product development facilities in India.

Sales and Marketing Expenses
Sales and marketing expenses increased $1.1 million, or 8%, from $13.8 million in 2014 to $14.9 million in 2015. This increase is due to additional advertising and direct mail marketing costs incurred within our continuing medical education services and medical advisory services divisions.
General and Administrative Expenses
General and administrative expenses increased $11.2 million, or 30%, from $36.9 million in 2014 to $48.1 million in 2015. A significant contributing factor to the relative year over year increase in reported general and administrative expenses is the net effects of reductions to contingency based earn out accruals pertaining to previous business acquisitions. In this regard during the year 2014 the Company reduced such contingent liabilities by $10.2 million as associated with certain businesses acquired in 2013 and 2012; whereas during the year 2015 the Company reduced such contingent liabilities by $1.5 million as associated with two businesses acquired in 2014. These contingent earn out liabilities were reduced because of lower than anticipated revenues from certain acquired businesses. The cause for the reduced revenue was associated with the acquired businesses earn out revenue target being based on continuance of the pre-existing revenue run rate of the acquired business being the average growth of revenue over the next few years from an aggregated network of existing insurers and brokers.  This aggregation of all these insurance entities decided to demand the addition of newer functionality This process took longer than anticipated in terms of putting their processes together and finalizing a go-forward implementation plan . This situation caused the existing revenues to come down as the individual clients waited for the aggregation network to be ready with the new expanded cohesive network. Since the earn out was based on continuance of existing revenues and average growth of revenues over a three year period, the Company accordingly reduced the contingent accrual amount. The contingent earn out liability accruals were reduced accordingly to address that unforeseen delay on the client side.  Also contributing to the increase in general and administrative expenses were $3.8 million of additional personnel costs primarily in connection with the 2015 and 2014 business acquisitions of i3, Oakstone, PB Systems, and Vertex.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.0 million, or 10%, from $9.7 million in 2014 to $10.6 million in 2015 due to $1.2 million of additional depreciation expense incurred primarily in regards to the Company's new headquarters office facilities, and $358 thousand of additional amortization expenses associated with the customer relationship intangible assets acquired with the acquisitions of Vertex, PB Systems, and Oakstone.
Interest Income
Interest income decreased $148 thousand, or 39%, from $379 thousand in 2014 to $231 thousand in 2015. The decrease in interest income is associated with the 20% year over year decrease in average interest bearing cash balances and short-term investments.
Interest Expense
Interest expense increased $1.3 million, or 42% from $3.0 million in 2014 to $4.3 million in 2015. Interest expense increased primarily because of the combined effect of an increase in the weighted average interest rate on the Company's revolving credit facility from 1.78% in 2014 to 2.08% in 2015, and an increase in the average outstanding balance on the revolving line of credit from $40.5 million in 2014 to $156.2 million in 2015. 2014 included $1.7 million of interest paid to the IRS in connection with the settlement of the 2008-2012 income tax return audit.
Foreign Exchange Gain
Net foreign exchange gain of $2.0 million in 2015 consisted mostly of gains recognized upon the remeasurement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.
Income Taxes
The Company recognized income tax expense of $7.1 million in 2015 compared to the $13.9 million of income tax expense in 2014, representing a $6.8 million, or a 49%, decrease. Our effective tax rate decreased to 8.1% in 2015, compared with 17.9% in 2014, largely due to favorable changes in the proportion of our taxable income in certain US and non-US jurisdictions relative to total pretax income, as well as the decrease in the amount of liability the Company recorded for uncertain tax positions in 2015 versus 2014. Overall the Company enjoys a relatively lower effective tax rate from conducting significant operating activities in certain foreign low tax jurisdictions, specifically in India and Singapore.

The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2015 are as follows:

(dollar amounts in thousands)	United States	Canada	Brazil	Australia	Singapore	New Zealand	India	Mauritius	United Kingdom	Sweden	Total
Pre-tax income	$1,351	$(1,287)	$1,323	$4,057	$13,177	$568	$58,670	$(672)	$2,338	$7,114	$86,639
Statutory tax rate	35.0%	29.6%	34.0%	30.0%	17.0%	28.0%	34.6%	3.0%	20.0%	22.0%

TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013
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

During the twelve months ended December 31, 2014 our total revenue increased $9.6 million, or 5%, to $214.3 million compared to $204.7 million in 2013. The Company continues to leverage product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2014 and 2013 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues increased 2.3 million or 0.9% to $262.7 million for the year 2014 from the $260.5 million of pro forma revenue for the year 2013, with the change in exchange rates adversely effecting reported revenues by ($3.2) million, whereas there was a 4.7% increase in reported revenues for the same comparative periods. The cause for the difference between the 4.7% increase in reported 2014 revenue versus 2013 revenue, as compared to the 1.2% increase in 2014 pro forma versus 2013 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2014 and 2013, specifically Curepet, HealthCare Magic, Vertex, Oakstone, i3, and Qatarlyst with the Company's pre-existing operations. The 2014 and 2013 pro forma financial information assumes that all such business acquisitions were made on January 1, 2013, whereas the Company's reported financial statements for 2014 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only eleven months of CurePet, eight months of HealthCare Magic, three months of Vertex, and one month each for Oakstone and i3. Similarly, the 2013 pro forma financial information below includes a full year of results for HealthCare Magic, Vertex, Oakstone, i3 , and Qatarlyst as if they had been acquired on January 1, 2013, whereas the Company's reported financial statements for the 2013 includes no actual financial results for HealthCare Magic, Vertex, Oakstone, i3, and nine months of financial results for Qatarlyst.
The above pro forma analysis is based on the following premises:
•2014 and 2013 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
•Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.
•Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.
•2013 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.
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
Costs of Services Provided
Costs of services provided increased $6.9 million or 17%, from $40.5 million in 2013 to $47.4 million in 2014. This increase is due to additional personnel, consulting, and customer support costs associated with the 2014 business acquisitions of Vertex, Oakstone, and i3.
Product Development Expenses
Product development expenses increased $0.1 million, or 0%, from $26.8 million in 2013 to $26.9 million in 2014. The Company’s product development efforts were focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets.
Sales and Marketing Expenses
Sales and marketing expenses decreased $2.0 million, or 13%, from $15.8 million in 2013 to $13.8 million in 2014. This decrease is due to the reduced personnel costs associated with the continued deemphasis on certain products generating low operating income margins.
General and Administrative Expenses
General and administrative expenses increased slightly by $0.4 million, or 1%, from $36.5 million in 2013 to $36.9 million in 2014. Reducing reported general and administrative expenses in 2014 were the effects of $10.2 million of net reductions to contingency based earn out accruals pertaining to previous business acquisitions made in 2013 and 2012.
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
Interest Expense
Interest expense increased $1.8 million, or 147% from $1.2 million in 2013 to $3.0 million in 2014. A significant cause for the increase in interest expense was the $1.6 million of interest expense that was accrued at year end 2014 in connection with the January 2015 settlement and resolution of U.S. Internal Revenue Service audit of Ebix’s income tax returns for the taxable years 2008 through 2012. Interest expense also increased because of a combined effect of an increase in the weighted average interest rate on the Company's revolving credit facility from 1.69% in 2013 to 1.78% in 2014 and an increase in the average outstanding balance on the Company's revolving line of credit from $30.7 million in 2013 to $40.5 million in 2014.

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
Non-operating expense - securities litigation
These expenses pertained to the three derivative complaints brought by certain shareholders on behalf of the Company as associated with the previously settled shareholder class action styled In re: Ebix, Inc. Securities Litigation, Civil Action No. 1:11-CV-02400-RWS (N.D. Ga.) were settled and dismissed on December 2, 2014. In this regard on January 19, 2015 the Company paid $690,000 of legal fees.
Foreign Exchange Gain
Net foreign exchange gain of $829 thousand in 2014 consisted mostly of gains recognized upon the remeasurement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.
Income Taxes
The Company recognized income tax expense of $13.9 million in 2014 compared to the $10.9 million of income tax expense in 2013, representing a $3.0 million, or a 28%, increase. Our effective tax rate increased to 17.9% in 2014, compared with 15.5% in 2013, largely due to the recording of additional tax expense for inclusion of several discrete items, primarily relating to the Company’s settlement of its prior years IRS audit, the additional accrual of uncertain tax positions, and reconciliation of the Company’s taxes payable accounts. The Company also had favorable changes in the proportion of our taxable income in certain US and non-US jurisdictions relative to total pretax income in 2014 as opposed to 2013. Overall the Company enjoys a relatively lower effective tax rate from conducting significant operating activities in certain foreign low tax jurisdictions, specifically in India and Singapore.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2014 are as follows:

(dollar amounts in thousands)	United States	Canada	Brazil	Australia	Singapore	New Zealand	India	Mauritius	United Kingdom	Sweden	Total
Pre-tax income	$8,807	$115	$1,590	$5,091	$16,015	$1,000	$28,194	$(370)	$9,940	$7,070	$77,452
Statutory tax rate	35.0%	30.5%	34.0%	30.0%	10.0%	28.0%	34.0%	3.0%	24.0%	22.0%

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
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During 2016, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $57.2 million and $52.3 million at December 31, 2015 and 2014, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of February 26, 2016 is presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$7,264	$1,159	$1,526	$8,570	$6,509	$2,774	$20,537	$2,353	$13	$50,705
Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense, but will not materially impact the Company’s liquidity position. Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations.  When these tax holidays expire, these locations become 50% of the normal 33.99% corporate tax rate for an additional 5 years.  The impact of this tax holiday decreased our non-US income tax expense by $20.5 million, or $0.59 per diluted share, and $9.9 million, or approximately $0.17 per diluted share for 2015 and 2014, respectively.

In January 2015, Ebix reached a resolution with the Internal Revenue Service with respect to the previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012. The assessment resulted in a cash payment of $20.5 million, including interest of $1.6 million. This resolution includes all issues for the taxable years 2008 through 2012. In October 2015 Ebix reached a resolution with the Internal Revenue Service with respect to Ebix's income tax return for the 2013 taxable year. The assessment resulted in a cash payment of $336 thousand, including interest of $16 thousand.
The Company’s consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operations in certain foreign jurisdictions, specifically India and Singapore, where we have tax holidays or tax concessions. Our operations in Singapore before 2015 were taxed at a 10% tax rate as a result of concessions granted by the Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% rate expired January 1, 2015, at which time our operations are now taxed at the 17% statutory rate.
Our current ratio increased to 2.28 at December 31, 2015 as compared to 1.46 at December 31, 2014, and our working capital position increased to $65.6 million at December 31, 2015 as compared to $32.0 million at the end of 2014. The increase in our short-term liquidity position is primarily due to the following factors; (a) a decrease in income taxes payable resulting from the Company resolution and $20.5 million settlement with the U.S. Internal Revenue Service in regards to the previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012; (b) a $6.9 million increase in trade accounts receivable associated with the continued growth of our business; and, (c) an increase in prepaid expenses primarily pertaining to $3.0 million of additional deferred marketing costs associated with our health education business. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue meeting its cash obligations and to fund its current liabilities from current assets, including available cash balances.

Business Acquisitions & Related Transactions

The Company executes business acquisitions in combination with organic growth initiatives as part of its business expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the year ended December 31, 2015 the Company completed two business acquisitions, as follows:

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Solutions, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 will be allocated to IHC, and IHC is obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining the balance of said loan as of December 31, 2016 being then converted to contributed capital. Also, as per the joint venture agreement, Ebix has a call right during the three-year period following September 1, 2015 to purchase an additional 10% membership interest in the EbixHealth JV for a cash amount equal to 10% of the then trailing twelve months of revenue of the EbixHealth JV.

The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $990 thousand as of December 31, 2015. The valuation and purchase price allocation for the PB Systems acquisition remains preliminary and will be finalized prior to March 31, 2016.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $1.5 million as of December 31, 2015. The Company accounted for this acquisition by recording $2.0 million of goodwill, $383 thousand of intangible assets pertaining to customer relationships, and $101 thousand of intangible assets pertaining to acquired technology.

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

On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company has determined that the fair value of the contingent earn out consideration is zero as of December 31, 2015.

On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), made effective October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company has determined that the fair value of the contingent earn out consideration is $720 thousand as of December 31, 2015.

On May 21, 2014, Ebix acquired HealthCare Magic Private Limited ("HealthCare Magic"), a medical advisory service with an online network of approximately 15,000 General Physicians and Surgeons spread across 50 specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a zero fair value. The Company funded the HealthCare Magic acquisition from available cash reserves on hand.

On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a $2.0 million minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which includes a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Company.

As cited in the above paragraphs, a significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2015, the total of these contingent liabilities was $4.3 million, of which $2.6 million is reported in long-term liabilities, and $1.7 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.4 million.
Operating Activities
For the twelve months ended December 31, 2015, the Company generated $48.7 million of net cash flow from operating activities compared to $58.5 million for the year ended December 31, 2014, representing a $9.8 million or 17% decrease. The major sources of cash provided by our operating activities for 2015 was net income of $79.5 million, $(1.7) million of net non-cash gains recognized on derivative instruments and foreign currency exchange, $(10.1) million of deferred tax benefits, $10.6 million of depreciation and amortization, $1.8 million of non-cash share-based compensation, $(1.5) million of non-cash acquisition earnout contingent liability reductions, and $(29.9) million of net changes in working capital requirements primarily associated with decreased liabilities. In this regard during 2015 the Company paid a $20.8 million assessment (including interest of $1.6 million) stemming from the resolution of the Internal Revenue Service's audit of Ebix’s income tax returns for the taxable years 2008 through 2013.
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
Investing Activities

Net cash used for investing activities totaled $37.4 million for the twelve months ended December 31, 2015. During the year the Company used $11.5 million for the acquisition of PB Systems (net of cash acquired), $9.0 million was used for buying additional land adjacent to, and the continued interior build out of our new global corporate headquarters campus in Johns Creek, Georgia, $6.0 million was used for the Company's 40% investment in the IHC joint venture, and $1.0 million was used for the acquisition of Via Media Health. In addition, during the year ended December 31, 2015, $1.4 million was used for the purchase of marketable securities (specifically bank certificates of deposit), $3.5 million of capitalized costs were used for the development of software to be sold and marketed, and $5.0 million was used for capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Net cash used for investing activities totaled $77.8 million for the twelve months ended December 31, 2014. During 2014 the Company used $5.9 million for the acquisition of Healthcare Magic (net of cash acquired), $27.5 million was used for the acquisition of Vertex (net of cash acquired), $23.8 million was used for the acquisition of Oakstone (net of cash acquired), and $2.0 million was used for the acquisition of i3 (net of cash acquired). Also, during 2014 an aggregate of $2.8 million was paid in connection with the fulfillment of earnout payment obligations from certain prior business acquisitions made in 2012. In addition, during that year $495 thousand was provided from maturities of marketable securities (specifically bank certificates of deposit),

$12.8 million was used for the acquisition of a building and land for our new global corporate headquarters in Johns Creek, Georgia, and $3.5 million was used for capital expenditures.

Financing Activities

Net cash used by financing activities during the twelve months ended December 31, 2015 was $6.3 million. Financing cash outflows consisted of $10.5 million used to pay common stock cash dividends to our shareholders, $81.7 million used reacquire 2.9 million shares of our common stock via open market purchases, $642 thousand used to pay down existing promissory notes, and $10 thousand was used to pay capital lease obligations. Partially offsetting these cash outflows were $86.0 million provided from our syndicated loan revolving credit line facility with Regions Financial Corporation ("Regions"), and $7 thousand of proceeds from the exercise of common stock options (net of forfeiture of certain shares to satisfy exercise costs and the recipient's income taxes).

Net cash provided by financing activities during the twelve months ended December 31, 2014 was $15.9 million. Financing cash inflows were primarily comprised of $120.5 million provided by the revolving credit line in connection with syndicated loan facility with Regions and $747 thousand of proceeds from the exercise of common stock options (net of forfeiture of certain shares to satisfy exercise costs and the recipient's income taxes). Partially offsetting these cash inflows were a $15.0 million principal payment against our revolving line of credit, $7.6 million of principal repayments against our former term loan facility and a $32.2 million pay off of the remaining balances on the related syndicated credit facility with Citibank, $11.4 million used to pay common stock cash dividends to our shareholders, $31.9 million used to make open market repurchases of our common stock, $345 thousand used to pay down existing promissory notes, $3.5 million used to re-acquire shares of our common stock previously issued in connection with the put option issued in the 2012 acquisition of PlanetSoft, $231 thousand used to service existing capital lease obligations, and $3.2 million of excess tax benefits associated with share-based compensation.
Commercial Bank Financing Facility
Effective October 14, 2015 the Company, in coordination with Regions as administrative agent and a joint lender, exercised the $50 million accordion feature in the existing Regions Secured Syndicated Credit Facility thereby expanding the total credit facility to $240 million. As part of this credit facility expansion, TD Bank, NA ("TD") was added to the syndication group along with five other bank participants, which include Regions, MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank as joint lenders. TD commitment level is $25 million. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives.
    On February 3, 2015, Ebix, Inc. (the “Company”) and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Regions Secured Credit Facility (the “Credit Agreement”), dated August 5, 2014, among the Company, with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increases the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increases the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.
On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing is comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaces the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.94%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of December 31, 2014 the Company's consolidated balance sheet includes $1.3 million of the remaining deferred financing costs. This debt is collateralized by essentially all assets of the Company
    On May 19, 2014, Ebix and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amended the Company’s obligations with respect to certain covenants under the Credit

Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amended the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and was paid in full on August 5, 2014 upon the undertaking of the aforementioned new loan facility with Regions.
At December 31, 2015, the outstanding balance on the revolving line of credit with Regions was $206.46 million and the facility carried an interest rate of 2.25%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2015, the average and maximum outstanding balances on the revolving line of credit were $156.23 million and $206.46 million, respectively, and the weighted average interest rate was 2.00%
In August 2014 the outstanding balance on the term loan with Citibank was $0 million as it was paid in full upon the undertaking of the aforementioned new loan facility with Regions. During the twelve months ended December 31, 2014, $7.6 million of scheduled payments were made against this pre-existing term loan.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2015. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$206,465	$—	$—	$206,465	$—
Short and long-term debt	600	600	—	—	—
Operating leases	17,492	5,135	8,507	3,676	174
Future Purchase Agreements	2,029	541	1,082	406	—
Capital leases	53	12	24	17	—
Total	$226,639	$6,288	$9,613	$210,564	$174
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:
The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.
The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 6 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Prior to the issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, the previously reported balance of our net current deferred tax assets of $2.11 million was reclassified in the consolidated balance sheet and netted against the net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.
In September 2015 the FASB issued Accounting Standards Update 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company has adopted this ASU currently, and has disclosed the changes as appropriate in the table included in Note 1 to the consolidated financial statements in this Form 10-K .
In November 2014 the FASB issued Accounting Standards Update No. 2014-17 "Business Combinations: Pushdown Accounting - a consensus of the Emerging Issues Task Force". This accounting standard applies to the separate financial statements of an acquired entity and its subsidiaries that are a business upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this accounting standards update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this accounting standards update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company will apply this accounting standards update to any separately issued or filed 2015 financial statement for its acquired subsidiaries and is still evaluating the impact of its adoption.
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
The Company had planned to adopt this new accounting standard effective January 1, 2017 and it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above. Subsequently in August 2015 the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers: Deferral of Effective Date", to defer the effective date of ASU No. 2014-09 for all entities by one year. Accordingly public business entities should apply the guidance of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period.

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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2015 the goodwill residing in the Broker Systems reporting unit and the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired.  In 2015 the goodwill residing in the Exchange reporting unit and the Risk Compliance Solutions ("RCS") reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  In specific regards to the Risk Compliance Solutions reporting unit, its assessed fair value was $102.0 million which was $13.5 million or 15% in excess of its $88.5 million carrying value. Key assumptions used in the fair value determination were annual revenue growth of 2% to 3% and discount rate of 16%. A significant reduction in future revenues for the RCS reporting unit would negatively effect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2015, 2014, and 2013, we had no impairment of any our reporting unit goodwill balances.

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
The Company does not recognize a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries, which are considered indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth.
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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2015, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2015
Total revenues	$63,753	$64,712	$66,813	$70,204
Gross profit	44,268	46,013	49,004	53,760
Operating income	20,499	20,423	21,968	25,824
Net income	18,336	19,036	20,232	21,929
Net income per common share:
Basic	$0.51	$0.54	$0.59	$0.65
Diluted	$0.51	$0.54	$0.59	$0.65
Year Ended December 31, 2014
Total revenues	$51,404	$51,476	$50,808	$60,633
Gross profit	41,792	41,512	40,533	43,096
Operating income	19,405	17,461	21,738	21,068
Net income	15,417	13,579	18,015	16,547
Net income per common share:
Basic	$0.40	$0.35	$0.47	$0.45
Diluted	$0.40	$0.35	$0.47	$0.45
Year Ended December 31, 2013
Total revenues	$52,566	$51,004	$50,293	$50,847
Gross profit	42,675	40,646	40,157	40,761
Operating income	19,305	19,294	18,601	17,806
Net income	17,344	13,542	13,143	15,245
Net income per common share:
Basic	$0.47	$0.36	$0.35	$0.40
Diluted	$0.45	$0.35	$0.34	$0.40

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our India and Singapore divisions is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, New Zealand, Great Britain, Canada, and Brazil, where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2015 and 2014 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized loss of $12.1 million, and $5.9 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $3.0 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2015 the Company had $207.1 million of outstanding debt obligations, which consisted of a $206.5 million balance on our commercial banking revolving line of credit and $600 thousand in secured promissory note payables. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.75%, and stood at 2.25% at December 31, 2015. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $183 thousand and $40 thousand for the years ending December 31, 2015 and 2014, respectively. The Company’s average cash balances during 2015 were $39.3 million and its existing cash balances as of December 31, 2015 was $57.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $64 thousand and $114 thousand for the years ended December 31, 2015 and 2014, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2015, 2014 and 2013 listed in the index at Item 15. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2015, 2014 and 2013 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

Cherry Bekaert LLP
Atlanta, Georgia

February 29, 2016

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands, except per share amounts)
Operating revenue:	$265,482	$214,321	$204,710
Operating expenses:
Costs of services provided	72,437	47,388	40,471
Product development	30,702	26,860	26,798
Sales and marketing	14,917	13,840	15,848
General and administrative (see Note 3)	48,078	36,880	36,480
Amortization and depreciation	10,634	9,681	10,107
Total operating expenses	176,768	134,649	129,704
Operating income	88,714	79,672	75,006
Interest income	231	379	518
Interest expense	(4,311)	(3,034)	(1,226)
Non-operating income - put options	—	296	342
Non-operating expense - securities litigation	—	(690)	(4,226)
Foreign exchange gain (loss)	2,005	829	(262)
Income before income taxes	86,639	77,452	70,152
Income tax provision	(7,106)	(13,894)	(10,878)
Net income	$79,533	$63,558	$59,274
Basic earnings per common share	$2.29	$1.68	$1.58
Diluted earnings per common share	$2.28	$1.67	$1.53
Basic weighted average shares outstanding	34,668	37,809	37,588
Diluted weighted average shares outstanding	34,901	38,040	38,642

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Net income	$79,533	$63,558	$59,274
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,129)	(5,855)	(5,376)
Total other comprehensive income (loss)	(12,129)	(5,855)	(5,376)
Comprehensive income	$67,404	$57,703	$53,898

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,179	$52,300
Short-term investments	1,538	281
Trade accounts receivable, less allowances of $3,388 and $1,619, respectively	47,171	41,100
Other current assets	10,942	8,067
Total current assets	116,830	101,748
Property and equipment, net	34,088	24,661
Goodwill	402,259	402,220
Intangibles, net	51,848	49,371
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	3,489	—
Deferred tax asset, net	23,732	20,871
Other assets	12,856	4,553
Total assets	$675,989	$634,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,043	$40,121
Accrued payroll and related benefits	4,932	5,280
Contingent liability for accrued earn-out acquisition consideration	1,706	887
Current portion of long term debt and capital lease obligation, net of discount of $3 and $7, respectively	606	936
Deferred revenue	20,519	22,192
Current deferred rent	232	268
Other current liabilities	228	102
Total current liabilities	51,266	69,786
Revolving line of credit	206,465	120,465
Other long term debt and capital lease obligation, less current portion, net of discount of $0 and $7, respectively	35	593
Contingent liability for accrued earn-out acquisition consideration	2,571	4,480
Deferred revenue	1,968	2,496
Long term deferred rent	1,381	2,091
Other liabilities	3,332	2,179
Total liabilities	267,018	202,090
Commitments and Contingencies, Note 6

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 33,416,110 issued and outstanding at December 31, 2015 and 36,232,074 issued and 36,191,565 outstanding at December 31, 2014	3,342	3,619
Additional paid-in capital	57,120	137,101
Treasury stock (no shares as of December 31, 2015 and 40,509 shares December 31, 2014)	—	(76)
Retained earnings	378,787	309,726
Accumulated other comprehensive loss	(30,278)	(18,149)
Total stockholders’ equity	408,971	432,221
Total liabilities, temporary equity and stockholders’ equity	$675,989	$634,311

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share amounts)
Balance, January 1, 2013	37,131,777	$3,709	(40,509)	$(76)	$164,346	$201,094	$(6,918)	$362,155
Net income	—	—	—	—	—	59,274	—	59,274
Cumulative translation adjustment	—	—	—	—	—	—	(5,376)	(5,376)
Exercise of stock options	1,251,633	125			2,036			2,161
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,941	—	—	1,941
Repurchase of common stock	(250,900)	(25)	—	—	(2,467)	—	—	(2,492)
APIC adjustment for stock options		—	—	—	37	—	—	37
Vesting of restricted stock	76,576	8	—	—	(8)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(120,695)	(12)	—	—	(1,669)	—	—	(1,681)
Dividends paid	—	—	—	—	—	(2,794)	—	(2,794)
Balance, December 31, 2013	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$413,225
Net income	—	—	—	—	—	63,558	—	63,558
Cumulative translation adjustment	—	—	—	—	—	—	(5,855)	(5,855)
Exercise of stock options	450,000	45			743			788
Repurchase of common stock	(2,146,488)	(215)	—	—	(31,639)	—	—	(31,854)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,792	—	—	1,792
Vesting of restricted stock	52,384	5	—	—	(5)	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,557)	—	—	—	(41)	—	—	(41)
Shares reacquired in connection with put option	(209,656)	(21)	—	—	(2,965)	—	—	(2,986)

Reclassification of shares previously reported as temporary equity in connection with an acquisition	—	—	—	—	5,000	—	—	5,000
Dividends paid	—	—	—	—	—	(11,406)	—	(11,406)
Balance, December 31, 2014	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$432,221
Net income						79,533		79,533
Cumulative translation adjustment							(12,129)	(12,129)
Exercise of stock options	109,122	11			2,198			2,209
Repurchase of common stock	(2,924,306)	(293)			(82,180)			(82,473)
Deferred compensation and amortization related to options and restricted stock					1,821			1,821
APIC adjustment for stock options					463			463
Vesting of restricted stock	108,797	12			(12)			—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(69,068)	(7)			(2,195)			(2,202)
Cancellation of treasury shares	(40,509)		40,509	76	(76)			—
Dividends paid						(10,472)		(10,472)
Balance, December 31, 2015	33,416,110	$3,342	—	$—	$57,120	$378,787	$(30,278)	$408,971
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$79,533	$63,558	$59,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,634	9,681	10,107
Provision for doubtful accounts	3,111	1,600	1,147
Provision for deferred taxes, net of acquisitions and effects of currency translation	(10,143)	(1,966)	(10,368)
Unrealized foreign exchange (gain)/losses	(1,743)	(741)	(237)
Unrealized gain on put option	—	(296)	(341)
Share-based compensation	1,821	1,792	1,941
Debt discount amortization on convertible debt	17	35	42
Reduction of acquisition earn-out contingent liability	(1,533)	(10,237)	(10,253)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(7,320)	(1,530)	(3,347)
Other assets	(3,834)	(4,765)	80
Accounts payable and accrued expenses	(19,895)	14,670	1,135
Accrued payroll and related benefits	(60)	1,811	(1,866)
Deferred rent	(656)	(324)	(87)
Reserve for potential uncertain income tax return positions	95	(9,723)	6,817
Liability – securities litigation settlement	(690)	(3,528)	4,226
Other liabilities	1,111	(221)	(225)
Deferred revenue	(1,762)	(1,306)	(983)
Net cash provided by operating activities	48,686	58,510	57,062
Cash flows from investing activities:
Investment in Via Media Health, net of cash acquired	(1,000)	—	—
Investment in P.B. Systems, net of cash acquired	(11,475)	—	—
Investment in Ebix Health Solutions, LLC Joint Venture	(6,000)	—	—
Investment in CurePet, net of cash acquired	—	3	—
Investment in Healthcare Magic, net of cash acquired	—	(5,856)	—
Investment in Vertex, net of cash acquired	—	(27,547)	—
Investment in Oakstone, net of cash acquired	—	(23,791)	—
Investment in I3, net of cash acquired	—	(2,000)	—
Investment in Qatarlyst, net of cash acquired	—	—	(4,740)
Payment of acquisition earn-out contingency, USIX			(727)
Payment of acquisition earn-out contingency, Taimma	—	(2,250)	(2,250)
Payment of acquisition earn-out contingency, Trisystems	—	(563)	—
Purchases of marketable securities	(1,435)	—	—
Maturities of marketable securities	—	495	107
Capitalized software development costs	(3,489)	—	—
Capital expenditures	(13,994)	(16,277)	(1,230)

Net cash used in investing activities	(37,393)	(77,786)	(8,840)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	86,000	97,625	(15,000)
Principal payments on term loan obligation	(642)	(31,938)	(8,938)
Repurchase of common stock	(81,653)	(31,854)	(2,492)
Payments of long term debt	—	(345)	(665)
Payments for capital lease obligations	(10)	(231)	(277)
Excess tax benefit from share-based compensation	463	(3,200)	3,237
Proceeds from exercise of common stock options	2,209	788	2,161
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,202)	(41)	(1,681)
Shares reacquired in connection with put option	—	(3,535)	—
Dividends paid	(10,472)	(11,406)	(2,794)
Net cash provided (used) by financing activities	(6,307)	15,863	(26,449)
Effect of foreign exchange rates on cash and cash equivalents	$(107)	$(961)	$(1,548)
Net change in cash and cash equivalents	4,879	(4,374)	20,225
Cash and cash equivalents at the beginning of the year	$52,300	$56,674	$36,449
Cash and cash equivalents at the end of the year	$57,179	$52,300	$56,674
Supplemental disclosures of cash flow information:
Interest paid	5,379	1,290	1,169
Income taxes paid	28,637	11,433	13,779
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:

During 2015 there were 69,068 shares, totaling $2.2 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.
Effective January 27, 2014 Ebix acquired the entire business of CurePet, Inc. ("CurePet") in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which included a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open receivable balances due to Ebix, Inc. from CurePet, and thus no actual cash outlay was made by Ebix, Inc. Previously during 2012, Ebix acquired a minority19.8% interest in CurePet for cash consideration in the amount of $2.0 million.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and its subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions for the insurance industry. Ebix provides various software solutions and products for the insurance industry including data exchanges, carrier systems, and agency systems, as well as custom software development. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 22.7%, 31.0%, and 31.8% of the Company’s total revenue in 2015, 2014, and 2013, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2015 , 2014 and 2013.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2015	2014	2013
Exchanges	$190,746	$169,437	$163,925
Broker Systems	14,481	17,948	18,378
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	55,917	21,813	15,678
Carrier Systems	4,338	5,123	6,729
Totals	$265,482	$214,321	$204,710

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

Reclassification—Certain of the reported balances and results for prior year or prior quarters, including the notes thereto, have been reclassified to conform to the current year presentation. The change in reserve for potential uncertain income tax return positions had been previously netted against the provision for deferred taxes line in the consolidated statements of cash flows, it is now shown separately. Also, beginning in 2014 the Company has applied the new provisions under Financial Accounting Standard ("FAS") update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists", as more fully described in Note 8 "Income Taxes". A portion of potential uncertain income tax return positions previously reported in "Other Liabilities" on the consolidated balance sheets are now netted against the "Deferred tax asset, net" line in the long term asset section of the consolidated balance sheets.
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

Short-term Investments—The Company’s short-term investments consist of certificates of deposits with established commercial banking institutions with readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $1.5 million and $281 thousand at December 31, 2015 and 2014, respectively.
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
As of December 31, 2015 and 2014 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2015 and 2014 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit with Regions Bank. The estimated fair value of such instruments at December 31, 2015 and 2014 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,538	$1,538	$—	$—
Total assets measured at fair value	$1,538	$1,538	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	4,277	—	—	4,277
Total liabilities measured at fair value	$4,277	$—	$—	$4,277

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2015 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$281	281	—	—
Total assets measured at fair value	$281	$281	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	5,367	—	—	5,367
Total liabilities measured at fair value	$5,367	$—	$—	$5,367

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2015	Balance at December 31, 2014
	(in thousands)

Beginning balance	$5,367	14,420

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(1,533)	(10,237)
Reductions recorded against goodwill	(2,000)	—
Foreign currency translation adjustments ***	(73)	(314)

Acquisitions and settlements
Business acquisitions	2,516	4,312
Settlements	—	(2,814)

Ending balance	$4,277	$5,367

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(1,533)	$(8,911)

** recorded as a component of reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Vertex, PB Systems, and Via Media acquisitions)	$4,277	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Vertex, i3 Software, HealthCare Magic, and Qatarlyst acquisitions)	$5,367	Discounted cash flow	Expected future annual revenue streams and probability of achievement
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
The Company begins to recognize revenue from license fees for its exchange (SAAS) and ASP products upon granting customer access to the respective processing platform. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and are generally billed in arrears. Revenues from RCS arrangements, which include data entry and call center services, and insurance certificate creation and tracking services, are recognized as the services are performed. Revenues from RCS consulting arrangements are recognized as the services are delivered on a time and materials basis. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses is recognized upon delivery together with the Company’s licensed software products. Fees for training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenue for maintenance and support services are recognized ratably over the term of the support agreement.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $6.9 million and $5.8 million of deferred revenue were included in billed accounts receivable at December 31, 2015 and 2014, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2015 include $36.7 million of trade receivables stated at invoice billed amounts and $10.5 million of unbilled receivables (net of a $3.39 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2014 include $32.6 million of trade receivables stated at invoice billed amounts and $8.5 million of unbilled receivables (net of a $1.62 million estimated allowance for doubtful accounts receivable). The unbilled receivables pertain to certain professional service engagements and system development projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Accounts receivable are written off against the allowance for doubtful accounts receivable when the Company has exhausted all reasonable collection efforts. Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. Bad debt expense was $3.1 million, $1.6 million, and $1.1 million for the year ended December 31, 2015, 2014, and 2013, respectively.
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
Capitalized Software Development Costs—In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, is expensed in the period they are incurred.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company applies the technical accounting guidance concerning goodwill impairment evaluation whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2015 the goodwill residing in the Broker Systems reporting unit and the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired.  In 2015 the goodwill residing in the Exchange reporting unit and the Risk Compliance Solutions ("RCS") reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  In specific regards to the Risk Compliance Solutions reporting unit, its assessed fair value was $102.0 million which was $13.5 million or 15% in excess of its $88.5 million carrying value. Key assumptions used in the fair value determination were annual revenue growth of 2% to 3% and discount rate of 16%. As of December 31, 2015 there was $64.0 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively effect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2015, 2014, and 2013, we had no impairment of any our reporting unit goodwill balances.

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
The following table summarizes the goodwill recorded in connection with the acquisitions that occurred during 2015 and 2014:

Company acquired	Date acquired	(in thousands)
CurePet, Inc. ("CurePet"); see Note 21, "Investment in Joint Venture"	January 2014	$(1,783)
DCM Group Inc. (d.b.a. i3 Software) ("i3"); final purchase allocation adjustments	December 2014	(2,099)
Via Media Health Communications Private Limited ("Via Media Health")	March 2015	2,042
PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems")	June 2015	6,826
Total changes to goodwill during 2015		$4,986

CurePet, Inc. ("CurePet")	January 2014	$2,687
HealthCare Magic Private Limited ("HealthCare Magic")	May 2014	5,619
Vertex, Incorporated ("Vertex")	October 2014	27,728
Oakstone Publishing, LLC ("Oakstone")	December 2014	28,769
DCM Group Inc. (d.b.a. i3 Software) ("i3") ; preliminary allocation	December 2014	3,700
Total changes to goodwill during 2014		$68,503

Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	(in thousands)
Beginning Balance	$402,220		$337,068
Additions for current year acquisitions	8,868		68,503
Purchase accounting adjustments for prior year acquisitions	(2,099)	—	—
Contributed portions of CurePet investment to Joint Venture, ; see Note 21, "Investment in Joint Venture"	(1,783)	—	—
Foreign currency translation adjustments	(4,947)		(3,351)
Ending Balance	$402,259		$402,220

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty ("P&C") data exchange and with certain large corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to these underlying business acquisitions Ebix had pre-existing contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the P&C data exchange and CRM platform that is used to deliver services to these carriers and corporate clients, cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life of these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2015, 2014, and 2013, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Trademarks	3-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2015 and December 31, 2014, are as follows:

	December 31,
	2015	2014
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$76,275	$66,783
Developed technology	15,121	15,664
Trademarks	2,729	2,751
Non-compete agreements	743	751
Backlog	140	140
Database	212	212
Total intangibles	95,220	86,301
Accumulated amortization	(43,372)	(36,930)
Finite-lived intangibles, net	$51,848	$49,371

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887

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
Advertising—With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $4.0 million, $1.7 million, and $1.0 million in 2015, 2014, and 2013, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income. Sales and marketing expenses have been reduced in the twelve months of 2015 as a result of the deferment of (net of amortization) $2.9 million of certain direct-response advertising costs associated with our recent acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases. Deferred advertising costs amounted to $2.9 million, and zero at December 31, 2015 and 2014, respectively, and are included in Other current assets and Other assets on the consolidated balance sheet.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2015 and 2014, $564 thousand and $398 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2015 and 2014 the Company amortized $840 thousand and $913 thousand, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying Consolidated Statements of Income.
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

Life
Asset Category	(yrs)
Buildings	39
Building Improvements	15
Computer equipment	5
Furniture, fixtures and other	7
Software	3
Land	Unlimited life
Leasehold improvements	Life of the lease
Recent Accounting Pronouncements
The following is a summary brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.
The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 6 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Prior to the issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, the previously reported balance of our net current deferred tax assets of $2.11 million was reclassified in the consolidated balance sheet and netted against the net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.
In September 2015 the FASB issued Accounting Standards Update 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company has adopted this ASU currently, and has disclosed the changes as appropriate in the table included in Note 1 to the consolidated financial statements in this Form 10-K .
In November 2014 the FASB issued Accounting Standards Update No. 2014-17 "Business Combinations: Pushdown Accounting - a consensus of the Emerging Issues Task Force". This accounting standard applies to the separate financial statements of an acquired entity and its subsidiaries that are a business upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this accounting standards update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this accounting standards update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company will apply this accounting standards update to any separately issued or filed 2015 financial statement for its acquired subsidiaries and is still evaluating the impact of its adoption.
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
The Company had planned to adopt this new accounting standard effective January 1, 2017 and it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above. Subsequently in August 2015 the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers: Deferral of Effective Date", to defer the effective date of ASU No. 2014-09 for all entities by one year. Accordingly public business entities should apply the guidance of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period.

Although early adoption is allowed, the Company plans to adopt this new accounting standard on its newly revised effective date of January 1, 2018, but it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use.

Note 2. Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below :

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2015	2014	2013
Basic earnings per common share	$2.29	$1.68	$1.58
Diluted earnings per common share	$2.28	$1.67	$1.53
Basic weighted average shares outstanding	34,668	37,809	37,588
Diluted weighted average shares outstanding	34,901	38,040	38,642
Basic EPS is equal to net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. Diluted EPS is equal to net income divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2015, 2014, and 2013 there were zero, 135,000, and 315,000 potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each years ending December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	(in thousands)
	2015	2014	2013
Basic weighted average shares outstanding	34,668	37,809	37,588
Incremental shares for common stock equivalents	233	231	1,054
Diluted shares outstanding	34,901	38,040	38,642

Note 3. Business Acquisitions
The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with the FASB’s accounting guidance on the accounting for business combinations. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the tangible and intangible assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains in part to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce.

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2015, 2014 and 2013, respectively, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $1.5 million, $10.2 million and $10.3 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Consolidated Statements of Income. As of December 31, 2015, the total of these contingent liabilities was $4.3 million, of which $2.6 million is reported in long-term liabilities, and $1.7 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2014 the total of these contingent liabilities was $5.4 million of which $4.5 million is reported in long-term liabilities, and $887 thousand is included in current liabilities in the Company's Consolidated Balance Sheet.

2015 Acquisitions
Via Media - The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $1.4 million as of December 31, 2015. The Company accounted for this acquisition by recording $2.0 million of goodwill, $383 thousand of intangible assets pertaining to customer relationships, and $101 thousand of intangible assets pertaining to acquired technology.
PB Systems - The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company accounted for this acquisition by recording $6.8 million of goodwill, and $10.3 million of intangible assets pertaining to customer relationships. The Company has determined that the fair value of the contingent earn out consideration is $990 thousand as of December 31, 2015. The valuation and purchase price allocation for the PB Systems acquisition remains preliminary and will be finalized prior to March 31, 2016.
2014 Acquisitions

CurePet - On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a $2.0 million minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which included a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Ebix for full acquisition of CurePet. Ebix contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million; see Note 21, "Investment in Joint Venture".

HealthCare Magic - On May 21, 2014, Ebix acquired HealthCare Magic Private Limited ("HealthCare Magic"), a medical advisory service with an online network of approximately fifteen thousand General Physicians and Surgeons spread across fifty specialties including alternative medicine. The Company acquired HealthCare Magic for aggregate cash consideration in the amount of $6.0 million plus a possible future one time contingent earnout payment of up to $12.36 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a zero fair value. The Company funded the HealthCare Magic acquisition from available cash reserves on hand. The Company accounted for this acquisition by recording $5.6 million of goodwill, $452 thousand of intangible assets pertaining to customer relationships, $100 thousand of intangible assets pertaining to acquired technology, $59 thousand on intangible assets pertaining to trademarks and tradenames, and $226 thousand of intangible assets pertaining to non-compete agreements.

Vertex - On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), with an effective date of October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $27.7 million of goodwill, $2.5 million of intangible assets pertaining to customer relationships, and $235 thousand of intangible assets pertaining to acquired technology. The Company has determined that the fair value of the contingent earn out consideration is $720 thousand as of December 31, 2015.
Oakstone - Effective December 1, 2014, Ebix acquired Oakstone Publishing, LLC ("Oakstone") in a membership interest purchase agreement for total net cash consideration in the amount of $23.72 million ($31.37 million less a closing net working capital adjustment of $7.65 million). Oakstone is leading provider of continuing education, certification materials for physicians, dentists and allied healthcare professionals, as well as wellness resources for various organizations. Ebix acquired all of the outstanding membership interests of Oakstone and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $28.8 million of goodwill, $1.7 million of intangible assets pertaining to customer relationships, $501 thousand of intangible assets pertaining to acquired technology, and a $6.5 million deferred revenue liability.
i3 - On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company accounted for this acquisition by recording $1.6 million of goodwill, $310 thousand of intangible assets pertaining to customer relationships, and $48 thousand of intangible assets pertaining to acquired technology. The Company has determined that the fair value of the contingent earn out consideration is zero as of December 31, 2015.
The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed as a result of the acquisitions that occurred during 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Fair value of total consideration transferred
Cash	$13,380	59,514
Equity instruments	—	—
Contingent earn-out consideration arrangement (net)	516	4,312
Previous cash consideration in investment of CurePet	—	2,000
Cash consideration offset against open receivable balances due to Ebix, Inc. from CurePet	—	1,350
Total	$13,896	$67,176

Fair value of assets acquired and liabilities assumed
Cash	$905	$323
Other current assets	3,509	5,263
Property, plant, and equipment	312	670
Other long term assets	11	54
Intangible assets	10,836	6,872
Deferred tax liability	(4,015)	(1,040)
Current and other liabilities	(4,431)	(13,469)
Net assets acquired, excludes goodwill	7,127	(1,327)

Goodwill	6,769	68,503

Total net assets acquired	$13,896	$67,176
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2015 and 2014:

	December 31,
	2015		2014
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$10,762	8.9	$5,275	9.9
Developed technology	74	2.3	1,236	4.2
Non-compete agreements	—	0.0	226	7.0
Trademarks	—	0.0	135	5.5
Total acquired intangible assets	$10,836	8.9	$6,872	8.8

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ending December 31, 2016	$7,853
For the year ending December 31, 2017	7,368
For the year ending December 31, 2018	6,601
For the year ending December 31, 2019	6,458
For the year ending December 31, 2020	5,893
Thereafter	17,675

$51,848

The Company recorded $7.2 million, $7.4 million, and $7.3 million of amortization expense related to acquired intangible assets for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 4. Pro Forma Financial Information (re: 2015 and 2014 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.
The aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions made during 2015 and 2014, which includes the acquisitions of PB Systems, Via Media, CurePet, HealthCare Magic, Vertex, Oakstone, and i3, as presented in the table below, and is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2015 and 2014 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for 2015 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only ten months of Via Media, and seven months of PB Systems Similarly, the 2014 pro forma financial information below includes a full year of results for HealthCare Magic, Vertex, Oakstone, and i3 as if they had been acquired on January 1, 2014, whereas the Company's reported financial statements for the 2014 includes eight months of financial results for HealthCare Magic, eleven months for CurePet, three months Vertex, and one month each for Oakstone and i3.

	As Reported 2015	Pro Forma 2015	As Reported 2014	Pro Forma 2014
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$265,482	$272,235	$214,321	$280,454
Net Income	$79,533	$79,412	$63,558	$64,432
Basic EPS	$2.29	$2.29	$1.68	$1.70
Diluted EPS	$2.28	$2.28	$1.67	$1.69

In the above table, the unaudited pro forma revenue for the year ended December 31, 2015 decreased by $8.2 million from the unaudited pro forma revenue for 2014 of $280.5 million to $272.2 million , representing a 2.9% decrease, with the change in exchange rates adversely effecting reported revenues by ($10.7) million. The reported revenue in the amount of $265.5 million for the year ended December 31, 2015 increased by $51.2 million or 23.9% from the $214.3 million of reported revenue for the year ended December 31, 2014. The cause for the difference between the 23.9% increase in reported 2015 revenue versus 2014 revenue, as compared to the 2.9% decrease in 2015 pro forma versus 2014 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2015 and 2014, specifically Via Media Health, PB Systems, Curepet, HealthCare Magic, Vertex, Oakstone, and i3, with the Company's pre-existing operations. The 2015 and 2014 pro forma financial information assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for 2015 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thus includes only nine months of Via Media, and seven months of PB Systems.
The above pro forma analysis is based on the following premises:

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

•
2014 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2015, 2014, and 2013 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(10.7) million, $(3.2) million, and $(3.8) million, respectively.

Note 5. Commercial Bank Financing Facility

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
On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Regions, dated August 5, 2014, among the Company, Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increases the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increases the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Syndicated Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing was comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The initial interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.75% or currently 1.94%. Under the Regions Secured Syndicated Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of December 31, 2015 the Company's consolidated balance sheet includes $1.6 million of remaining deferred financing costs which are being amortized over the remaining life of the underlying credit facility. This debt is collateralized by essentially all assets of the Company

On May 19, 2014, Ebix and certain of its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., ("CitiBank") as Administrative Agent and as a lender (the “Credit Agreement”). The Third Amendment amended the Company’s obligations with respect to certain covenants under the Credit Agreement, to provide flexibility to the Company to make certain specified business acquisitions, while allowing the Company to make early payments towards reduction of its bank debt. Furthermore, the Third Amendment amended the Credit Agreement by reducing the revolving commitments of the lenders to $7.84 million as of May 19, 2014, for which the Company made a principal payment in the amount of $15.0 million, and was paid in full on August 5, 2014 upon the undertaking of the aforementioned new loan facility with Regions.

    At December 31, 2015, the outstanding balance on the revolving line of credit with Regions was $206.46 million and the facility carried an interest rate of 2.25%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2015, the average and maximum outstanding balances on the revolving line of credit were $156.23 million and $206.46 million, respectively, and the weighted average interest rate was 2.00%. At December 31, 2014 the outstanding balance on the revolving line of credit was $120.5 million and the facility carried an interest rate of 1.94%.
In August 2014 the outstanding balance on the term loan with Citibank was zero as it was paid in full upon the undertaking of the aforementioned new loan facility with Regions. During the twelve months ended December 31, 2014, $7.6 million of scheduled payments were made against this pre-existing term loan.

Note 6. Commitments and Contingencies
Contingencies- On December 3, 2012, the Company received a subpoena and letter from the Securities and Exchange Commission (“SEC”) dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents.

On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company is cooperating with the U.S. Attorney's office.
Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum

Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014, and (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The Company denies any liability and intends to defend the action vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2015 and 2014.
Commitments for minimum rentals under non-cancellable leases, debt obligations, and future purchase obligations as of December 31, 2015 were as follows:

Year	Debt	Capital Leases	Operating Leases	Future Purchase Obligations
	(in thousands)
2016	$600	$12	$5,135	$541
2017	—	12	4,533	541
2018	—	12	3,974	541
2019	206,465	12	2,389	406
2020	—	5	1,287	—
Thereafter	—	—	174	—
Total	$207,065	$53	$17,492	$2,029
Less: sublease income			(3,373)
Net lease payments			$14,119
Less: amount representing interest		(9)
Present value of obligations under capital leases		$44
Less: current portion	(600)	(9)
Long-term obligations	$206,465	$35
Rental expense for office facilities and certain equipment subject to operating leases for 2015, 2014, and 2013 was $6.5 million, $6.3 million and $6.5 million, respectively.
Sublease income for 2015, 2014 and 2013 was $580 thousand, $381 thousand, and $55 thousand, respectively.
Self Insurance—For most of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2015 and 2014, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $276 thousand and $250 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2016, is $2.9 million.

Note 7. Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2015, the Company had one equity based compensation plan. No stock options were granted to employees or non-employees during 2015, 2014 and 2013; however, options were granted to Directors in 2015 and 2013. Stock compensation expense of $294 thousand, $305 thousand and $474 thousand was recognized during the years ending December 31, 2015, 2014 and 2013, respectively, on outstanding and unvested options.
The fair value of options granted during 2015 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average fair values of stock options granted	$7.90	$—	$5.70
Expected volatility	55.4%	—%	59.9%
Expected dividends	1.42%	—%	2.01%
Weighted average risk-free interest rate	1.03%	—%	.65%
Expected life of stock options (in years)	3.5	0.0	3.5

A summary of stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2013	1,998,633	$4.03	1.17	$24,171
Granted	45,000	$14.89
Exercised	(1,251,633)	$1.73
Canceled	—	$—
Outstanding at December 31, 2013	792,000	$8.28	1.00	$5,093
Granted	—	$—
Exercised	(450,000)	$1.75
Canceled	(135,000)	$17.58
Outstanding at December 31, 2014	207,000	$16.41	1.88	$121
Granted	42,000	$22.25
Exercised	(109,122)	$20.25
Canceled	—
Outstanding at December 31, 2015	139,878	$15.17	2.32	$2,465
Exercisable at December 31, 2015	64,128	$10.31	1.18	$1,441
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $1.3 million, $5.3 million, $11.4 million, respectively.
Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013, was $2.2 million, $788 thousand and $2.2 million, respectively.
A summary of non-vested options and changes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2013	135,000	$18.80
Granted	45,000	$14.89
Vested	(67,500)	$18.66
Canceled	—	$—
Non-vested balance at December 31, 2013	112,500	$17.32
Granted	—	$—
Vested	(45,000)	$18.53
Canceled	—	$—
Non-vested balance at December 31, 2014	67,500	$16.52
Granted	42,000	$22.25
Vested	(33,750)	$17.47
Canceled	—	$—
Non-vested balance at December 31, 2015	75,750	$19.27

The following table summarizes information about stock options outstanding by price range as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.18-$2.36	27,000	0.41	$2.27	27,000	$2.27
$14.89-$16.94	70,878	2.01	$15.88	37,128	$16.16
$21.19-$28.59	42,000	4.07	$22.25	—	$—
	139,878	2.32	$15.17	64,128	$10.31

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

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2013	121,156	$22.74
Granted	32,842	$15.91
Vested	(76,576)	$22.56
Forfeited	(2,157)	$23.42
Non vested at December 31, 2013	75,265	$19.92
Granted	171,781	$16.96
Vested	(52,388)	$20.35
Forfeited	(6,136)	$18.91
Non vested at December 31, 2014	188,522	$17.13
Granted	132,069	$30.29
Vested	(108,798)	$17.35
Forfeited	(8,479)	$17.20
Non vested at December 31, 2015	203,314	$25.56
As of December 31, 2015 there was $4.9 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 2.41 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $1.1 million, and $1.7 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $1.5 million, $1.5 million and $1.5 million during each of the years ending December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015 the Company has 5.5 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 8. Income Taxes
The income tax expense (benefit) consists of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Current:
US federal	$1,267	$13,504	$7,083
US state	191	270	167
Non US	4,789	32	5,371
	6,247	13,806	12,621
Deferred:
US federal	808	308	(632)
US state	720	43	(351)
Non US	(669)	(263)	(760)
	859	88	(1,743)

Total	$7,106	$13,894	$10,878

Income before income taxes includes the following components:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
US	$1,384	$8,807	$5,497
Non US	85,255	68,645	64,655
Total	$86,639	$77,452	$70,152
A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Statutory US federal income tax rate	35.0%	35.0%	35.0%
US state income taxes, net of federal benefit	1.0%	0.3%	(0.3)%
Non-US tax rate differential	(2.6)%	(4.0)%	(6.9)%
Tax holidays	(23.5)%	(12.7)%	(15.2)%
Passive income exemption	(2.9)%	(3.2)%	(3.5)%
Acquisition contingent earnout liability adjustments	(0.6)%	(4.6)%	(5.0)%
Foreign enhanced R&D deductions	(1.0)%	(1.1)%	(1.2)%
Nondeductible items	0.8%	—%	—%
Effect of valuation allowance	(2.2)%	—%	—%
Prior year true-ups	3.2%	(4.3)%	1.2%
Uncertain tax positions	0.1%	12.7%	9.7%
Other	0.8%	(0.2)%	1.7%
Effective income tax rate	8.1%	17.9%	15.5%

Our effective tax rate decreased to 8.1% in 2015, compared with 17.9% in 2014, largely due to favorable changes in the proportion of our taxable income in certain US and non-US jurisdictions relative to total pretax income, as well as the decrease in the amount of liability the Company recorded for uncertain tax positions in 2015 versus 2014.
Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations. When these tax holidays expire, these locations become 50% taxable for an additional five years. The impact of this tax holiday decreased our non-US income tax expense by $20.5 million and $9.9 million for 2015 and 2014, respectively.
The Company’s consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operations in certain foreign jurisdictions, specifically India and Singapore, where we have tax holidays or tax concessions. Our operations in Singapore before 2015 were taxed at a 10% tax rate as a result of concessions granted by the Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% rate expired January 1, 2015, at which time our operations are now taxed at the 17% statutory rate.

Deferred tax assets and liabilities are comprised of the following:

	December 31, 2015		December 31, 2014
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization		$91	$254	$—
Share-based compensation	937		817	—
Accruals and prepaids	1,186		2,342	470
Bad debts	961		600	—
Acquired intangible assets		26,861	—	23,069
Net operating loss carryforwards	23,085		24,435	—
Tax credit carryforwards (primarily MAT in India)	30,835		24,937	—
	57,004	26,952	53,385	23,539
Valuation allowance	(5,979)	—	(7,840)	—
Total deferred taxes	$51,025	$26,952	$45,545	$23,539
Amounts recognized in the consolidated balance sheets:

	2015	2014
	(In thousands)
Non-current deferred tax assets	24,073	22,006
ASU 2013-11 reclass, described below	(341)	(1,135)
Net deferred tax assets	23,732	20,871

The valuation allowance changed by ($1.9) million and $(408) thousand during the years ended December 31, 2015 and 2014, respectively. The Company recorded a valuation allowance and offsetting NOL carryforwards for certain foreign acquired losses during 2015, where an implied valuation allowance had been previously recognized in prior years. The presentation above has been modified to correctly show the valuation allowances that should have been recorded and to gross up the Company’s deferred tax assets for implied valuation allowances that were inherited through acquisitions.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Prior to the issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, the previously reported balance of our net current deferred tax assets of $2.11 million was reclassified in the consolidated balance sheet and netted against the net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.
We have US Federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
US Federal loss carryforwards	$41,405	$42,022
US state loss carryforwards	24,168	40,286
Foreign loss carryforwards	38,152	39,905

US Federal credit carryforwards	1,369	2,579
Foreign credit carryforwards	29,462	22,463
The US federal and state operating loss carryforwards expire at varying dates through 2035. The federal credits begin to expire in 2018. We also have non-US loss carryforwards of approximately $38.2 million as of December 31, 2015, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established valuation allowances for certain non US operating loss carryforwards due to the uncertainty resulting from a lack of previous substantial taxable income within the applicable tax jurisdictions. We may possibly release these valuation allowances, particularly in our UK entity, in the future.
The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could be potentially offset by foreign tax credits. Determination of the amount of unrecognized deferred income tax liability is not practical because of the complexities associated with its hypothetical calculation.
The following table summarizes the activity related to our unrecognized tax benefits:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Beginning Balance	$3,020	$12,742	$5,925
Additions for tax positions related to current year	41	451	6,546
Additions for tax positions of prior years	131	9,348	271
Reductions for tax position of prior years	(77)	(19,521)	—
Ending Balance	$3,115	$3,020	$12,742

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. Interest assessed upon settlement of a tax return position is classified as interest expense. As of December 31, 2015 approximately $738 thousand of estimated interest and penalties, which is part of the $3.1 million in the preceding table, is included in other long term liabilities in the accompanying Consolidated Balance Sheet.
We file income tax returns in the US federal, many US state and local jurisdictions, and certain foreign jurisdictions. We have substantially resolved all US federal income tax matters for tax years prior to 2014. Our state and foreign tax matters may remain open from 2008 forward.
On January 6, 2015, the Company reached a resolution with the Internal Revenue Service with respect to the previously disclosed audit of Ebix’s federal income tax returns for the taxable years 2008 through 2012. The assessment resulted in a cash payment of $20.5 million, including interest of $1.6 million. This resolution includes all issues for the years 2008 through 2012. In December 2015, the Company reached a resolution with the IRS in regards to its 2013 federal tax return, which resulted in an additional cash payment of $320 thousand.

The Company has applied the new provisions under Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. Under these provisions, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The Company has applied this provision and $341 thousand and $1.1 million of unrecognized tax benefits have been applied against the deferred tax assets for net operating loss carryforwards, as of December 31, 2015 and 2014 respectively.

Note 9. Stock Repurchases

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

Effective June 21, 2013 the Company's Board of Directors unanimously approved and authorized a share repurchase plan of $100 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities, and be completed in the subsequent twenty-four months if possible.

The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2015 the Company repurchased 2,924,306 shares of its common stock under these plans for total consideration of $82.5 million. During 2014 the Company repurchased 2,146,488 shares of its common stock under this plan for total consideration of $31.9 million. During 2013 the Company repurchased 250,900 shares of its common stock under this plan for total consideration of $2.5 million.

As of December 31, 2015 the Company had $88.6 million remaining in its share repurchase authorization.

Note 10. Derivative Instruments
    In connection with the acquisition of PlanetSoft effective June 1, 2012, Ebix issued a put option to PlanetSoft's three shareholders. The put option, which expired in June 2014, was exercisable during the 30-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share, which represented the per-share value established on the effective date of the closing of Ebix's acquisition of PlanetSoft. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $1.4 million using a Black-Scholes model. During the month of July 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the then remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders put those shares back to the Company at $16.86 per share plus interest at the rate of 20% as per the PlanetSoft acquisition agreement. The total consideration, which included one month of interest, paid by the Company in connection with the exercise of these put options was $3.6 million.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and December 31, 2014, consisted of the following:

	2015	2014
	(In thousands)
Trade accounts payable	$5,800	$11,879
Accrued professional fees	777	1,258
Income taxes payable	9,266	22,627
Due to prior owners of PB Systems (acquired in June 2015) re: working capital settlements	2,233	—
Share repurchases accrued	820	—
Sales taxes payable	3,435	2,601
Interest payable pertaining to IRS settlement	—	1,650
Other accrued liabilities	712	106
Total	$23,043	$40,121

Note 12. Other Current Assets

Other current assets at December 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
	(In thousands)
Prepaid expenses	$8,290	$5,618
Sales taxes receivable from customers	120	121
Due from prior owners of acquired businesses for working capital settlements	1,021	938
Research and development tax credits receivable	898	1,152
Other	613	238
Total	$10,942	$8,067

Note 13. Property and Equipment

Property and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(In thousands)
Computer equipment	$15,318	$13,830
Buildings	20,741	3,912
Land	6,545	3,924
Leasehold improvements	1,239	1,448
Furniture, fixtures and other	6,299	4,279
Construction in Progress (building for new global corporate headquarters in the Johns Creek, Georgia)	—	10,441
	50,142	37,834
Less accumulated depreciation and amortization	(16,054)	(13,173)
	$34,088	$24,661

Depreciation expense was $3.5 million, $2.3 million and $2.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14. Other Liabilities

Other liabilities at December 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,115	$3,020
Unfavorable lease liability, long term portion	—	294
Portion of an unrecognized tax benefit netted against deferred tax asset for net operating loss carry forwards	(341)	(1,135)
Sub-leased office liability (net of future sublease proceeds)	558	—
Total	$3,332	$2,179

Note 15. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s 1% contributed and 50% on the 2% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $676 thousand, $473 thousand and $368 thousand for the years ending December 31, 2015, 2014 and 2013, respectively.

Note 16. Geographic Information

The Company operates with one reportable segment whose results are regularly reviewed by the Company's CEO, it's chief operating decision maker as to operating performance and the allocation of resources. External customer revenues in the tables below were attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country.
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues, and were the primary cause for the drop in 2015 revenues in Australia and Brazil. Specifically, during 2015 the change in foreign currency exchange rates decreased reported Australian operating revenues by $(6.0) million and Brazilian operating revenues by$(2.3) million. India's 2015 operating revenues increased $1.7 million or 46% due to a full year impact of the 2014 acquisition of  HealthCare Magic and the 2015 acquisition of Via Media.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):

Year Ended December 31, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$205,210	$4,490	$5,715	$30,634	$5,317	$2,153	$3,538	$8,425	$265,482
Long-lived assets	$374,432	$6,632	$6,091	$199	$68,852	$221	$74,693	$28,039	$559,159

Year Ended December 31, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$147,971	$5,239	$7,036	$36,319	$4,384	$2,578	$1,929	$8,865	$214,321
Long-lived assets	$383,233	$7,835	$9,380	$583	$68,526	$334	$34,691	$25,868	$530,450

Year Ended December 31, 2013

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$139,519	$7,431	$5,508	$38,260	$3,114	$2,311	$650	$7,917	$204,710
Long-lived assets	$309,732	$8,784	$10,886	$803	$68,987	$97	$23,784	$28,442	$451,515

Note 17. Related Party Transactions

We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via a syndicated commercial banking facility (refer to Note 5 to these Consolidated Financial Statements), and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $300 thousand, $281 thousand, and $292 thousand for each of the years ending December 31, 2015, 2014, and 2013, respectively. Accounts receivable due from Regions were $210 thousand and $50 thousand at December 31, 2015 and 2014, respectively.

Note 18. Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2015, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2015
Total revenues	$63,753	$64,712	$66,813	$70,204
Gross Profit	44,268	46,013	49,004	53,760
Operating income	20,499	20,423	21,968	25,824
Net income from continuing operations	18,336	19,036	20,232	21,929
Net income per common share:
Basic	$0.51	$0.54	$0.59	$0.65
Diluted	$0.51	$0.54	$0.59	$0.65
Year Ended December 31, 2014
Total revenues	$51,404	$51,476	$50,808	$60,633
Gross Profit	41,792	41,512	40,533	43,096
Operating income	19,405	17,461	21,738	21,068
Net income from continuing operations	15,417	13,579	18,015	16,547
Net income per common share:
Basic	$0.40	$0.35	$0.47	$0.45
Diluted	$0.40	$0.35	$0.47	$0.45
Year Ended December 31, 2013
Total revenues	$52,566	$51,004	$50,293	$50,847
Gross Profit	42,675	40,646	40,157	40,761
Operating income	19,305	19,294	18,601	17,806
Net income from continuing operations	17,344	13,542	13,143	15,245
Net income per common share:
Basic	$0.47	$0.36	$0.35	$0.40
Diluted	$0.45	$0.35	$0.34	$0.40

In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 19. Minority Business Investment

During 2012, Ebix acquired a minority 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet was a developmental-stage enterprise that completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. CurePet had previously been a customer of Ebix, and as such during 2014 the Company recognized $1.2 million of revenue from CurePet. The Company accounted for its minority investment in CurePet using the cost method. Based on this independent evaluation it was concluded that the fair value of this minority business investment was greater than the Company's carrying value of the investment, and therefore the investment was not impaired as of December 31, 2013. As disclosed in Note 3 "Business Acquisitions", effective January 27, 2014, Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which $5.0 million pertains to a contingent earnout liability based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability is estimated to have a fair value of zero at December 31, 2015. During the twelve months ended December 31, 2014 the CurePet business generated $324 thousand of revenue, which is included in the Company’s consolidated revenues reported for that the same period. As is disclosed in Note 21 "Investment in Joint Venture", Ebix contributed certain portions of its CurePet investment, valued by the Ebix Health Solutions, LLC joint venture at $2.0 million, for its 40% membership interest in the Ebix Health Solutions, LLC joint venture.

Note 20. Temporary Equity

The $5.0 million of temporary equity reported on the Company's consolidated balance sheet as of December 31, 2013 is in connection with the June 1, 2012 acquisition of PlanetSoft. As part of the consideration paid for PlanetSoft in accordance with terms of the merger agreement the former PlanetSoft shareholders received 296,560 shares of Ebix common stock valued at $16.86 per share or $5.0 million in the aggregate. In regards to these shares of Ebix common stock, and as discussed in Note 10 "Derivative Instruments," the Company issued a put option to PlanetSoft's three shareholders. The put option, which expired in June 2014, was exercisable during the thirty-day period immediately following the two-year anniversary date of the business acquisition, which if exercised would have enabled them to sell the underlying 296,560 shares of Ebix common stock they received as part of the purchase consideration, back to the Company at a price of $16.86 per share. Accordingly and in compliance with Accounting Standards Codification ("ASC") 480 "Accounting for Redeemable Equity Instruments," in that the common stock is redeemable for cash at the option of the holders, and not within control of the Company, it is presented outside of the stockholders equity section of the consolidated balance sheet, and shown as a separate line referred to as "temporary equity" on the consolidated balance sheet appearing after liabilities, and before the stockholders' equity section. In July 2014 the former shareholders of PlanetSoft elected to exercise their put option rights with respect to the remaining 209,656 shares of Ebix common stock they still held. Accordingly the shareholders have since put those shares back to the Company at $16.86 per share plus interest at the rate of 20% for the period after the exercise until the cash consideration was paid by the Company, as per the PlanetSoft acquisition agreement. The total consideration, which included interest, paid by the Company in connection with the exercise of these put options was $3.6 million.

Note 21. Investment in Joint Venture

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix
Health Solutions, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 will be allocated to IHC, and IHC is obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining the balance of said loan as of December 31, 2016 being then converted to contributed capital. Also, as per the joint venture agreement, Ebix has a call right during the three-year period following September 1, 2015 to purchase an additional 10% membership interest in the EbixHealth JV for a cash amount equal to the lesser of 10% of the then trailing twelve months of revenue of the EbixHealth JV, or $5.0 million. Furthermore IHC also has been and continues to be a customer of Ebix, and during the twelve months ending December 31, 2015 the Company recognized $1.5 million of revenue from IHC and as of December 31, 2015 IHC had $620 thousand of accounts receivables due to Ebix. In addition, Ebix will be rendering services to the EbixHealth JV as a customer, and in this regard during the twelve months ending December 31,

2015 the Company recognized no revenue from the EbixHealth JV. Ebix is accounting for the investment in the EbixHealth JV using the equity method whereby 40% of the EbixHealth JV periodic profits or losses will be recognized in Ebix's financial statements, after December 16, 2016. During the four-month period ending December 31, 2015 the EbixHealth JV had a net loss of $1.0 million, and as of December 31, 2015 the EbixHealth JV had net equity balance of $17.8 million.

Note 22. Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s recent development of its property and casualty underwriting insurance data exchange platform. During the year ended December 31, 2015 the Company capitalized $3.8 million of such development costs. As of December 31, 2015 a total of $3.5 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the year ended December 31, 2015 the Company recognized $357 thousand of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is eighteen months for the continuing medical education products, and six years for the property and casualty underwriting insurance data exchange platform.

Note 23. Subsequent Events

Dividends
The Company plans to continue with its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid on March 15, 2016 to shareholders of record on February 29, 2016.

Repurchases of Common Stock
Since December 31, 2015 and through February 29, 2016 the Company has purchased an additional 465,560 shares of its outstanding common stock for aggregate consideration in the amount of $13.97 million. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2015. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2015 did not include an assessment of the internal controls for PB Systems division (acquired in June 2015) nor our operations in the Latin America or Canada for which the financial information for these business units are included in the accompanying consolidated financial statements of Ebix. These business units in the aggregate represented approximately 6.0% of the Company's consolidated revenue for 2015. In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2015.
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

Cherry Bekaert LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Cherry Bekaert LLP has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ebix, Inc.

We have audited Ebix, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for the operations in Latin America or Canada, or the Company’s acquisition of PB Systems in the United States during 2015, which are included in the 2015 consolidated financial statements of Ebix, Inc. and which constituted approximately 6.0% of the Company's consolidated revenues for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting for the operations in Latin America, Canada, or PB Systems.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated February 29, 2016 expressed an unqualified opinion.

Cherry Bekaert LLP
Atlanta, Georgia
February 29, 2016

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our definitive proxy statement for the annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Incorporated by reference from the information in our definitive proxy statement for the annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our definitive proxy statement for the annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our definitive proxy statement for the annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our definitive proxy statement for the annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 .

•	Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	February 29, 2016
(Robin Raina)
/s/ ROBERT F. KERRIS	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 29, 2016
(Robert F. Kerris)
/s/ HANS U. BENZ	Director	February 29, 2016
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	February 29, 2016
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	February 29, 2016
(Neil D. Eckert)
/s/ ROLF HERTER	Director	February 29, 2016
(Rolf Herter)
/s/ HANS UELI KELLER	Director	February 29, 2016
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	February 29, 2016
(George W. Hebard III)
/s/ JOSEPH R. WRIGHT, JR.	Director	February 29, 2016
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

10.3**
Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.4**	Ebix, Inc. 2010 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed October 8, 2010).
10.5**	Form of Restricted Stock Agreement under the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005).
10.6
Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2008).

10.7**
Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 21, 2009).

10.8
Credit Agreement, dated as of April 26, 2012, by and among Ebix, Inc., as borrower, certain subsidiaries of Ebix, Inc., as guarantors, Citibank N.A. as administrative agent, and Citibank N.A., Wells Fargo Capital Finance, LLC, and RBS Citizens, N.A. as joint lenders (filed as Exhibit 10.46 to the Company's Current Report on Form 8-K dated May 1, 2012.)

10.9
Third Amendment to the Credit Agreement, dated April 26, 2012 (as previously amended), among the Company, Wells Fargo Capital Finance, LLC, as a lender, RBS Citizens, N.A. as a lender, and Citibank, N.A., as Administrative Agent and as a lender (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

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

10.12
Amendment dated as of March 23, 2015 to the Director Nomination Agreement, dated as of November 26, 2014, by and among Barington Companies Equity Partners, L.P., a Delaware limited partnership, Barington Companies Investors, LLC, as investment advisor to certain investment accounts, Ancora Advisors, LLC, James A. Mitarotonda, Joseph R. Wright, Jr., George W. Hebard III and Ebix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2015).

10.13
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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*    Filed herewith
**     Indicates management contract or compensatory plan or arrangement.

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
for the Years ended December 31, 2015, December 31, 2014 and December 31, 2013
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$1,619	$1,049	$1,157
Provision for doubtful accounts	2,261	1,600	1,147
Write-off of accounts receivable against allowance	(1,342)	(1,022)	(1,276)
Other	—	(8)	21
Ending balance	$2,538	$1,619	$1,049

Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$—	$—	$—
Decrease (increase)	(5,979)	—	—
Ending balance	$(5,979)	$—	$—