Form 10-Q
period 2016-03-31
EBIX INC
filed 2016-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Registrant’s telephone number, including area code: 678-281-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2016 the number of shares of common stock outstanding was 32,760,226.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenue	$71,066	$63,753

Operating expenses:
Cost of services provided	19,602	19,485
Product development	8,065	7,047
Sales and marketing	4,333	3,379
General and administrative, net (see Note 3)	11,583	10,746
Amortization and depreciation	2,720	2,597
Total operating expenses	46,303	43,254

Operating income	24,763	20,499
Interest income	143	61
Interest expense	(1,274)	(719)
Foreign currency exchange gain	469	892
Income before income taxes	24,101	20,733
Income tax expense	(1,750)	(2,397)
Net income including noncontrolling interest	22,351	18,336
Net income attributable to noncontrolling interest (see Note 8)	192	—
Net income attributable to Ebix, Inc.	$22,159	$18,336

Basic earnings per common share attributable to Ebix, Inc.	$0.67	$0.51

Diluted earnings per common share attributable to Ebix, Inc.	$0.67	$0.51

Basic weighted average shares outstanding	33,043	35,708

Diluted weighted average shares outstanding	33,310	35,954

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income including noncontrolling interest	$22,351	$18,336
Other comprehensive income (loss):
Foreign currency translation adjustments	1,657	(5,400)
Total other comprehensive income (loss)	1,657	(5,400)
Comprehensive income	$24,008	$12,936
Comprehensive income attributable to noncontrolling interest (see Note 8)	192	—
Comprehensive income attributable to Ebix, Inc.	$23,816	$12,936

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$69,020	$57,179
Short-term investments	2,308	1,538
Trade accounts receivable, less allowances of $1,046 and $3,388, respectively	56,503	47,171
Other current assets	11,423	10,942
Total current assets	139,254	116,830

Property and equipment, net	34,154	34,088
Goodwill	403,210	402,259
Intangibles, net	50,141	51,848
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	3,226	3,489
Deferred tax asset, net	23,892	23,732
Other assets	12,636	12,856
Total assets	$697,400	$675,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,687	$23,043
Accrued payroll and related benefits	5,747	4,932
Current portion of long term debt and capital lease obligations, net of discount of $0 and $3, respectively	608	606
Current deferred rent	246	232
Contingent liability for accrued earn-out acquisition consideration	2,143	1,706
Deferred revenue	20,557	20,519
Other current liabilities	248	228
Total current liabilities	44,236	51,266

Revolving line of credit	226,465	206,465
Long term debt and capital lease obligations, less current portion	33	35
Other liabilities	3,324	3,332
Contingent liability for accrued earn-out acquisition consideration	1,599	2,571
Deferred revenue	3,275	1,968
Long term deferred rent	1,269	1,381
Total liabilities	280,201	267,018

Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 32,977,713 issued and outstanding, at March 31, 2016 and 33,416,110 issued and outstanding at December 31, 2015	3,298	3,342
Additional paid-in capital	43,806	57,120
Treasury stock (no shares as of March 31, 2016 and December 31, 2015)	—	—

Retained earnings	398,524	378,787
Accumulated other comprehensive loss	(28,621)	(30,278)
Total Ebix, Inc. stockholders’ equity	417,007	408,971
Noncontrolling interest (see Note 8)	192	—
Total stockholder's equity	$417,199	$408,971
Total liabilities and stockholders’ equity	$697,400	$675,989
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, December 31, 2015	33,416,110	$3,342	$57,120	$378,787	$(30,278)	$—	$408,971
Net income attributable to Ebix, Inc.	—	—	—	22,159	—	—	22,159
Net income attributable to noncontrolling interest (see Note 8)						192	192
Cumulative translation adjustment	—	—	—	—	1,657	—	1,657
Repurchase and retirement of common stock	(465,560)	(47)	(13,921)			—	(13,968)
Vesting of restricted stock	15,478	2	(2)	—	—	—	—
Exercise of stock options	13,500	1	28	—	—	—	29
Share based compensation	—	—	647	—	—	—	647
Tax benefit related to share-based compensation	—	—	—	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,815)	—	(66)	—	—	—	(66)
Dividends paid	—	—	—	(2,422)	—	—	(2,422)
Balance, March 31, 2016	32,977,713	$3,298	$43,806	$398,524	$(28,621)	$192	$417,199
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$22,159	$18,336
Net income attributable to noncontrolling interest	192	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,720	2,597
Benefit for deferred taxes	(165)	(161)
Share based compensation	647	458
Provision for doubtful accounts	(241)	9
Debt discount amortization on promissory note payable	—	7
Unrealized foreign exchange gain	(48)	(672)
Amortization of capitalized software development costs	326	—
Reduction of acquisition earnout accruals	(511)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,669)	(4,689)
Other assets	(220)	(1,250)
Accounts payable and accrued expenses	(7,563)	(21,215)
Accrued payroll and related benefits	717	(564)
Deferred revenue	1,258	308
Deferred rent	(80)	(68)
Reserve for potential uncertain income tax return positions	50	87
Liability - securities litigation settlement payment	—	(690)
Other liabilities	(38)	165
Net cash provided (used) by operating activities	10,534	(7,342)

Cash flows from investing activities:
Acquisition of Via Media Health, net of cash acquired	—	(1,000)
Capitalized software development costs	(144)	—
Purchases of marketable securities	(596)	—
Capital expenditures	(1,028)	(5,778)
Net cash used in investing activities	(1,768)	(6,778)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	20,000	15,000
Repurchases of common stock	(14,787)	(22,282)
Excess tax benefit from share-based compensation	—	31
Proceeds from the exercise of stock options	29	1,117
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(66)	(1,117)
Dividend payments	(2,422)	(2,729)
Principal payments of debt obligations	—	(12)
Net cash provided by (used in) financing activities	2,754	(9,992)
Effect of foreign exchange rates on cash	321	(991)
Net change in cash and cash equivalents	11,841	(25,103)
Cash and cash equivalents at the beginning of the period	57,179	52,300
Cash and cash equivalents at the end of the period	$69,020	$27,197
Supplemental disclosures of cash flow information:
Interest paid	$1,987	$2,335
Income taxes paid	$7,015	$20,163
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

During the three months ended March 31, 2016 there were 1,815 shares, totaling $66 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries. Ebix provides various application software products for the insurance industry ranging from data exchanges, carrier systems, and agency systems, to custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 25.7% and 23.9% of the Company’s total revenue for the three months ended March 31, 2016 and 2015, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2016	2015
Exchanges	$50,086	$46,678
Broker Systems	3,212	3,736
Risk Compliance Solutions (“RCS”)	16,751	12,175
Carrier Systems	1,017	1,164
Totals	$71,066	$63,753
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2016. The condensed consolidated December 31, 2015 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $1.7 million and $663 thousand in the first three months of 2016 and 2015, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Sales and marketing expenses have been reduced in the first three months of 2016 as a result of the deferment of (net of amortization) $86 thousand of certain direct-response advertising costs associated with our acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases.
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

•
Level 2 Inputs - Other than quoted prices included in Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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

As of March 31, 2016 the Company had the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2016 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the revolving line of credit with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at March 31, 2016 and December 31, 2015, approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$2,308	$2,308	$—	$—
Total assets measured at fair value	$2,308	$2,308	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$3,742	$—	$—	$3,742
Total liabilities measured at fair value	$3,742	$—	$—	$3,742

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2016 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,538	1,538	$—	$—
Total assets measured at fair value	$1,538	$1,538	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$4,277	$—	$—	$4,277
Total liabilities measured at fair value	$4,277	$—	$—	$4,277

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the twelve months ended December 31, 2015 there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2016 and during the year ended December 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance, March 31, 2016	Balance, December 31, 2015
	(in thousands)

Beginning balance	$4,277	$5,367

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(511)	(1,533)
Reductions recorded against goodwill	—	(2,000)
Foreign currency translation adjustments ***	(24)	(73)

Acquisitions and settlements
Business acquisitions	—	2,516
Settlement payments	—	—

Ending balance	$3,742	$4,277

The amount of total (gains) or losses for the period included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at period-end.	$(511)	$(1,533)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, PB Systems, and Via Media acquisitions)	$3,742	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Vertex, PB Systems, and Via Media acquisitions)	$4,277	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During the 1st quarter of 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $42.9 million of trade receivables stated at invoice billed amounts and $13.6 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $1.0 million,. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $8.9 million of deferred revenue is included in billed accounts receivable at March 31, 2016. The Company recognized and recorded bad debt expense (benefit) in the amount of $(241) thousand for the three-month periods ended March 31, 2016 and $9 thousand for the three-month period ended March 31, 2015. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the three months ending March 31, 2016, $2.1 million of accounts receivable were written off.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2015 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2016 and the year ended December 31, 2015 are reflected in the following table.

	March 31, 2016	December 31, 2015
	(In thousands)
Beginning Balance	$402,259	$402,220
Additions	—	8,868
Purchase accounting adjustments for prior year acquisitions	—	(2,099)
Contributed portions of CurePet investment to Joint Venture, see Note 9, "Investment in Joint Venture"	—	(1,783)
Foreign currency translation adjustments	951	(4,947)
Ending Balance	$403,210	$402,259

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$76,373	$76,275
Developed technology	15,129	15,121
Trademarks	2,722	2,729
Non-compete agreements	764	743
Backlog	140	140
Database	212	212
Total intangibles	95,340	95,220
Accumulated amortization	(45,199)	(43,372)
Finite-lived intangibles, net	$50,141	$51,848

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.7 million for the three months ended March 31, 2016 and $1.8 million for the three months ended March 31, 2015.
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
The Company has applied the provisions under FAS update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied resulting in $341 thousand and $341 thousand of unrecognized tax benefits have been applied against NOL carry forward amounts as of March 31, 2016 and December 31, 2015, respectively.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In March 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments relate to when another party, along with the Company, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:
> An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.
> An entity determines the nature of each specified good or service (e.g., whether it is a good, service, or a right to a good or service).
> When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.
> The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.
The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company will adopt this new technical accounting guidance at that time and does not expect its adoption to have a material effect on its result of operations or financial position.

In March 2016 the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting". The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company will adopt this new technical guidance in 2017, and has not yet determined the impact of its adoption.

In March 2016 the FASB issued ASU 2016-09 ", “Compensation - Stock Compensation (Topic 718)”. This amendment simplifies the requirements for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 31, 2016, and interim periods within those annual periods. The Company will adopt ASU in January 2017, but has not fully assessed the impact its adoption will have on the Company's results of operations or financial position.

In February 2016 the FASB's issued ASU 2016-02, "Leases (Topic 842)". This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 5 for the Company’s current lease commitments. The Company is in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". This pronouncement simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.
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
Furthermore, in a related technical accounting pronouncement in April 2016 the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which is an amendment to ASU 2014-09. This amendment provides clarification on two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures; however, the FASB has approved the idea of deferring the effective date for one year.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$22,159	$18,336
Basic Weighted Average Shares Outstanding	33,043	35,708
Dilutive effect of stock options and restricted stock awards	267	246
Diluted weighted average shares outstanding	33,310	35,954
Basic earnings per common share	$0.67	$0.51
Diluted earnings per common share	$0.67	$0.51

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy, which primarily consist of businesses that are complementary to Ebix's existing products and services.
During the three months ended March 31, 2016 the Company did not have any business acquisitions.
During the year ended December 31, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $990 thousand as of March 31, 2016. The valuation and purchase price allocation for the PB Systems acquisition remains preliminary.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $955 thousand as of March 31, 2016.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported accordingly on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2016 and 2015 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $511 and zero, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of March 31, 2016, the total of these contingent liabilities was $3.74 million, of which $1.60 million is reported in long-term liabilities, and $2.14 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.28 million, of which $2.57 million was reported in long-term liabilities, and $1.71 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the three months ended March 31, 2015 and March 31, 2016, which includes the acquisitions of Via Media Health (acquired in March 2015), and PB Systems (acquired June 2015), as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2016 and 2015 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for the three months ended March 31, 2016 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$71,066	$71,066	$63,753	$66,531
Net Income attributable to Ebix, Inc.	$22,159	$22,159	$18,336	$17,660
Basic EPS	$0.67	$0.67	$0.51	$0.49
Diluted EPS	$0.67	$0.67	$0.51	$0.49

During the three months ended March 31, 2016 the Company's reported total operating revenues increased by $7.3 million or 11% to $71.1 million as compared to $63.8 million during the first quarter of 2015. Reported revenues were effected by the continuing weakening in the foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues in the 1st quarter of 2016 by $1.8 million.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the above “Pro Forma Financial Information”, combined revenues increased 7% for the first quarter of 2016 versus the same period in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for Q1 2016 and Q1 2015 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being March 2015 for Via Media Health, and June 2015 for PB Systems.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2016 and 2015 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

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

Note 4: Debt with Commercial Bank

Effective October 14, 2015 Ebix, in coordination with Regions Financial Corporation ("Regions") as administrative agent and a joint lender, exercised the $50 million accordion feature in the existing Regions Secured Syndicated Credit Facility thereby expanding the total credit facility to $240 million. As part of this credit facility expansion, TD Bank, NA ("TD") was added to the syndication group along with five other bank participants, which include Regions, MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank as joint lenders. TD commitment level is $25 million. The expanded credit facility will continue to be used to fund the Company's future organic and acquisitive growth plans, and share repurchase initiatives.

On February 3, 2015, Ebix entered into the First Amendment (the “First Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Financial Corporation as Administrative Agent (“Regions”), with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amended the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increasing the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expands the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing was comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Secured Syndicated Credit Facility is LIBOR plus 1.50%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of March 31, 2016 the Company's consolidated balance sheet includes $1.50 million of remaining deferred financing costs in connection with this credit facility.

At March 31, 2016, the outstanding balance on the revolving line of credit under the Regions Secured Credit Facility was $226.5 million and the facility carried an interest rate of 2.50%. During the three months ended March 31, 2016, $20.0 million of draws were made off of the revolving credit facility, and no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months period ended March 31, 2016, the average and maximum outstanding balances on our revolving line of credit facilities were $209.8 million and $226.5 million, respectively.

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

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014, and (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The parties have filed answers to the remaining claims in the Second Amended and Supplemented Complaint and discovery has commenced. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2016 and 2015. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.7 million, respectively.
Self Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2016, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $276 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2016, is $2.9 million.

Note 6: Income Taxes

The Company recorded income tax expense of $1.8 million (7.3%) and $2.4 million (11.60%) during the three months ended March 31, 2016 and 2015, respectively, which included discrete items for prior year true-ups that resulted in a net charge of $687 thousand and zero for those same respective periods. The Company's tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain low tax rate foreign jurisdictions relative to total pre-tax income. The Company expects its full year effective tax rate to be approximately 7.7%.

The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are taxed at rates lower than the US statutory rate of 35% and also due to the fact that the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations in that country. The Company had income during the quarter ended March 31, 2016 in Singapore, the United Kingdom and Sweden, where the statutory tax rates are lower than the US rate of 35%.
As of March 31, 2016 a liability of $3.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three months ended March 31, 2016 and 2015 there was $50 thousand and $87 thousand, respectively, in additions to this liability reserve for additional estimated interest and penalties. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.
At December 31, 2015 the cumulative amount of the Company’s undistributed foreign earnings was $354.2 million.

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
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues, and were the primary cause for the drop in 2016 revenues in Australia and Brazil. Specifically, during the first quarter of 2016 the change in foreign currency exchange rates decreased reported Australian operating revenues by ($708) thousand and Brazilian operating revenues by$(422) thousand. India's first quarter of 2016 operating revenues increased $1.5 million due to the new e-governance contract.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Three Months Ended March 31, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$52,796	$847	$1,137	$7,792	$1,434	$391	$2,026	$4,643	$71,066
Long-lived assets	$372,004	$6,968	$6,708	$171	$68,718	$221	$76,789	$26,567	$558,146
As of and for the Three Months Ended March 31, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Total
External Revenues	$48,537	$685	$1,496	$8,678	$1,047	$578	$989	$1,743	$63,753
Long-lived assets	$384,092	$7,164	$7,708	$524	$68,493	$319	$37,426	$24,507	$530,233

Note 8: Investment in Joint Ventures

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV. Furthermore IHC also has been and continues to be a customer of Ebix, and during the three months ending March 31, 2016 the Company recognized $857 thousand of revenue from IHC and as of March 31, 2016 IHC had $136 thousand of accounts receivables with Ebix. In addition, Ebix is rendering services to the EbixHealth JV as a customer. During the three months ending March 31, 2016 the Company recognized $372 thousand of revenue from the EbixHealth JV. Ebix is accounting for the investment in the EbixHealth JV using the equity method whereby 40% of the EbixHealth JV periodic profits or losses will be recognized in Ebix's financial statements, after December 16, 2016.

Effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting Vayam minority, non-controlling, interest in the joint venture's net income and equity.

Note 9: Other Liabilities

Other liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,165	$3,115
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	$(341)	$(341)
Sub-leased office liability (net of future sublease proceeds)	500	558
Total	$3,324	$3,332

Note 10: Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s recent development of its property and casualty underwriting insurance data exchange platform. During three months ended March 31, 2016, the Company capitalized $144 thousand of such development costs. As of March 31, 2016, a total of $3.2 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the three months ended March 31, 2016, the Company recognized $326 thousand of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is eighteen months for the continuing medical education products, and six years for the property and casualty underwriting insurance data exchange platform.

Note 11: Other Current Assets

Other current assets at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Prepaid expenses	$8,527	$8,290
Sales taxes receivable from customers	89	120
Due from prior owners of acquired businesses for working capital settlements	997	1,021
Research and development tax credits receivable	514	898
Payroll taxes overpayment receivable	640	—
Other	656	613
Total	$11,423	$10,942

Note 12: Subsequent Events

Repurchases of Common Stock
Since December 31, 2015 and through March 31, 2016 the Company repurchased 465,560 shares of its outstanding common stock for aggregate cash consideration in the amount of $14.0 million and at an average rate of $30.00 per share. Subsequent to March 31st and through May 6, 2016 the Company has re-purchased an additional 217,487 shares of its outstanding common stock for aggregate cash consideration in the amount of $9.1 million and at an average rate of $42.02 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities, and draws from the Company's revolving line of credit with our syndicated commercial banking facility.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our 2015 Form 10-K which is incorporated by reference herein and identified, and in Part II, Item 1A "Risk Factors" for the three months ended March 31, 2016 in this Form 10-Q, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•
With respect to Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in MD&A, as regarding the ultimate actual cost of our contractual commitments and contingencies;

•
With respect to Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations;

•
With respect to this Management Discussion & Analysis of Financial Condition and Results of Operation and the analysis of the three month revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Company Overview
Ebix, Inc. is a global supplier of software and e-commerce solutions to the insurance, financial, and healthcare industries. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transaction processing in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance sector companies in the world.
The insurance industry is undergoing significant consolidation driven by the need for, and benefits from, economies of scale and scope in providing insurance services in a competitive environment. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Furthermore the insurance industry has particularly continued to experience an increase in initiatives designed to reduce paper-based processes and to improve efficiency both at the back-end and consumer end sides. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are expected to create new opportunities for the Company.
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
Results of Operations — Three Months Ended March 31, 2016 and 2015
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 25.7% and 23.9% of the Company’s total revenue for the three months ended March 31, 2016 and 2015, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2016	2015
Exchanges	$50,086	$46,678
Broker Systems	3,212	3,736
Risk Compliance Solutions (“RCS”)	16,751	12,175
Carrier Systems	1,017	1,164
Totals	$71,066	$63,753

During the three months ended March 31, 2016 our total operating revenues increased $7.3 million or 11%, to $71.1 million as compared to $63.8 million during the first quarter of 2015. The revenues increased primarily due to the recent signing of a number of new contracts such as the recently signed PPL insurance underwriting exchange platform contract in London and the BSNL initiative in India, and the acquisition PB Systems in June 2015. Reported revenues were also effected by the continuing weakening in the foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the 1st quarter 2016 by $1.8 million.
With respect to business acquisitions completed during the year 2015 on a pro forma basis, as disclosed in the table in Note 3 “Pro Forma Financial Information” to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $4.5 million or 6.8% for Q1 2016 versus the Q1 2015 whereas correspondingly, the reported revenue for the three months ended March 31, 2016 increased by $7.3 million or 11.5% from the reported revenue during the same period in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for Q1 2016 and Q1 2015 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being March 2015 for Via Media Health and June 2015 for PB Systems. The 2015 pro forma financial information includes a full three months of results for Via Media Health and PB Systems as if they had been acquired on January 1, 2015.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

•
2016 and 2015 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

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
Cost of Services Provided
Costs of services provided, which include costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $117 thousand or 1%, to $19.6 million in the first quarter of 2016 as compared to $19.5 million in the first quarter of 2015. This increase is primarily due to greater external professional service costs associated with our Oakstone medical education division and our Ebix Consulting division, and equipment costs associated with our recently formed Ebix Vayam Limited Joint Venture, partially offset by reductions in outside consulting costs and internal personnel costs.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professions, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $1.0 million or 14%, to $8.1 million during the first quarter of 2016 as compared to $7.0 million during the first quarter of 2015. This increase is attributable to additional personnel costs for our growing employee base in our product development facilities in India.

Sales and Marketing Expenses
Sales and marketing expenses increased $954 thousand or 28%, to $4.33 million in the first quarter of 2016 as compared to $3.38 million in the first quarter of 2015. This increase is due to additional direct mail marketing and advertising costs in support of our continuing medical education services.
General and Administrative Expenses
General and administrative expenses increased by $0.8 million or 8%, to $11.58 million in the first quarter of 2016 as compared to $10.75 million in the first quarter of 2015. This comparative year over year rise in general and administrative expenses is due to $1.1 million of increased personnel related costs (salaries, share-based compensation, and insurance benefits), $300 thousand of increased facilities costs, and $191 thousand of increased audit and legal costs. These cost increases were partially offset by a net reduction to general and administrative expenses in the amount of $511 thousand resulting from the remeasurements of and adjustments to the contingent earn out liabilities associated with the acquisitions of Vertex (October 2014) and Via Media (March 2015), for which the liabilities were reduced by $720 thousand and $571 thousand respectively, and Qatarlyst (April 2013) for which the liability was increased by $780 thousand. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During the 1st quarter of 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses. The cause for the Vertex and Via Media contingent liability reductions is due the fact that the acquired businesses earn out revenue targets were based on revenue run rates at the time of the acquisitions, their growth trajectories, and their client contracts in hand at the time the businesses were acquired, while in recent times their revenues have been impacted downwards by certain unforeseen changes in terms of the pace of project implementation and resource budget allocation by some of their key clients. The cause for the Qatarlyst contingent liability increase is due to recent signing of the PPL insurance underwriting exchange platform contract in London, and the assured revenue stream to be forthcoming from this arrangement.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $123 thousand or 5% to $2.72 million in the first quarter of 2016 as compared to $2.60 million in the first quarter of 2015, due to additional depreciation expense in connection with the build out and purchase of newly acquired equipment with respect to our new corporate headquarters office and campus facilities in Johns Creek, Georgia, and our expanding product development facilities in India.
Interest Income
Interest income increased 134% to $143 thousand in the first quarter of 2016 as compared to $61 thousand in the first quarter of 2015, due to a 58% increase in average cash balances held during Q1 of 2016 versus Q1 of 2015 which increased to $63.1 millions from $39.8 million.
Interest Expense
Interest expense increased $555 thousand or 77%, to $1.3 million in the first quarter of 2016 as compared to $719 thousand in the first quarter of 2015. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 65% to $209.8 million during Q1 2016 from $127.4 million during the same period in 2015.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the three months ended March 31, 2016 in the amount of $469 thousand consists of $444 thousand of gains realized upon the settlement of receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument and $25 thousand of unrealized gains recognized upon the remeasurement of certain other outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.

Income Taxes
The Company recorded income tax expense of $1.7 million (7.3%) and $2.4 million (11.6%) during the three months ended March 31, 2016 and 2015, respectively. Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain low tax rate foreign jurisdictions relative to total pre-tax income. The Company expects its full year effective tax rate to be approximately 7.7%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxes at rates lower than the US statutory rate of 35% and also due to the fact that the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations in that country. The Company also had income during the quarter ended March 31, 2016 in Singapore, the United Kingdom and Sweden, where the statutory tax rates are lower than the US rate of 35%.

Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of our fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, our commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and Great Britain, and India, respectively), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic and accretive business acquisitions in the insurance services sector, and to re-purchase shares of our common stock as market conditions warrant.

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
Our cash and cash equivalents were $69.0 million and $57.2 million at March 31, 2016 and December 31, 2015, respectively. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 6, 2016 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$17,901	$1,576	$1,779	$7,753	$18,911	$3,010	$18,559	$1,862	$13	$71,364
Our current ratio increased to 3.15 at March 31, 2016 from 2.28 at December 31, 2015 and our working capital position accordingly has also increased to $95.0 million at March 31, 2016 from $65.6 million at the end of 2015. Our short-term liquidity has improved due to increased cash and cash equivalent balances on hand, and increased outstanding trade accounts receivables combined with a reduction in accounts payable and accrued liabilities. The Company's accounts receivable DSO was 72 days at March 31, 2016 up from 62 days at December 31, 2015. This DSO increase is expected to be temporary as accounts receivable collections have significantly improved during the early part of Q2 2016.
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
During the three months ended March 31, 2016 the Company did not have any business acquisitions.

During the year ended December 31, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus a possible future one-time contingent earnout payment of up to $8.0 million based on earned revenues and the reported EBITDA margins over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $990 thousand as of March 31, 2016. The valuation and purchase price allocation for the PB Systems acquisition remains preliminary.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $955 thousand as of March 31, 2016.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2016, the total of these contingent liabilities was $3.74 million, of which $1.60 million is reported in long-term liabilities, and $2.14 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.28 million, of which $2.57 million is reported in long-term liabilities, and $1.71 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. During the 1st quarter of 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
Operating Activities
Net cash provided by our operating activities was $10.5 million for the three months ended March 31, 2016. The primary components of the cash used in operations during the three month period consisted of net income of $22.2 million, net of $(48) thousand of unrealized foreign currency exchange gains, $2.7 million of depreciation and amortization, $192 thousand of net income attributable to a noncontrolling interest, $647 thousand of non-cash share-based compensation, and $326 thousand of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(15.0) million of working capital requirements primarily associated with increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued expenses. During the three months ended March 31, 2016 the Company made $7.0 million of tax payments including $6.0 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

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

Investing Activities
Net cash used for investing activities during the three months ended March 31, 2016 was $1.8 million, of which $1.0 million was used for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia and our expanding product development facilities in India, and $596 thousand was used for the purchase of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the three months ended March 31, 2015 was $6.8 million, of which $5.4 million was used for the continued interior build out of our new new global corporate headquarters campus in Johns Creek, Georgia, $1.0 million was used for the acquisition of Via Media Health, and $351 thousand of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations.

Financing Activities
During the three months ended March 31, 2016 net cash provided by financing activities was $2.8 million which consisted of $20.0 million provided by draws off the Company's revolving credit facility offset by $14.8 million used to repurchase 466 thousand shares of our common stock and $2.4 million used to pay quarterly dividends to our common stockholders.

During the three months ended March 31, 2015 net cash used by financing activities was $10.0 million which consisted of $22.3 million was used to repurchase shares of our common stock, $2.7 million was used to pay a quarterly dividend to our common stockholders, and $12 thousand was used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $15.0 million provided by the Company's revolving credit facility with Regions.

Commercial Bank Financing Facility

On October 14, 2015 Ebix    exercised the $50 million accordion feature under the Regions Secured Credit Facility (as defined below). TD Bank, NA was added to the syndication group along with four other bank participants which includes Regions. The exercise of the accordion feature increased the Aggregate Revolving Commitment under the Credit Agreement to $240 million from the prior amount of $190 million.

On February 3, 2015 Ebix entered into the First Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions as Administrative Agent, with Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amended the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expanded the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions with MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing was comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The interest rate applicable to the Regions Secured Credit Facility is LIBOR plus 1.5%. Under the Regions Secured Credit Facility the maximum interest rate that could be charged depending upon the Company's leverage ratio is LIBOR plus 2.25%. The underlying financing agreement contains financial covenants regarding the Company's annualized fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of March 31, 2016 the Company's consolidated balance sheet includes $1.5 million of remaining deferred financing costs related to this credit facility.

At March 31, 2016, the outstanding balance on the revolving line of credit under the Regions Secured Syndicated Credit Facility was $226.5 million and the facility carried an interest rate of 2.50%. During the three months ended March 31, 2016, $20.0 million of draws were made off of the revolving credit facility, and no payments were made against the revolving line of credit. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months period ended March 31, 2016, the average and maximum outstanding balances on our revolving line of credit facilities were $209.8 million and $226.5 million, respectively.
Off-Balance Sheet Arrangements
We do not engage in off -balance sheet financing arrangements.

Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2015 Form 10-K.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2015 we had no impairment of our reporting unit goodwill balances.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars, however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2016 and 2015 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized losses of $1.7 million and $5.4 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $940 thousand and $720 thousand for the three months ended March 31, 2016 and 2015, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2016 the Company had $227.1 million of outstanding debt obligations which consisted of a $226.47 million balance on our commercial banking revolving line of credit, and a $600 thousand in secured promissory note payable. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 2.50% at March 31, 2016. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $107 thousand and $20 thousand for the three months ended March 31, 2016 and 2015, respectively. The Company's average cash balances during the three months ended March 31, 2016 were $63.1 million and its existing cash balances as of March 31, 2016 were $69.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $29 thousand and $12 thousand for the three months ended March 31, 2016 and 2015, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2016 and 2015. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2015 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan, (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan, (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014, and (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The parties have filed answers to the remaining claims in the Second Amended and Supplemented Complaint and discovery has commenced. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in Ebix's 2015 Annual Report on Form 10-K. The risks described in that 2015 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2016, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

As of December 31, 2015 (3)	10,777,820	10,777,820	$—	$88,558,000
January 1, 2016 to January 31, 2016	377,037	377,037	$29.67	$77,371,000
February 1, 2016 to February 29, 2016	88,523	88,523	$31.41	$74,590,000
March 1, 2016 to March 31, 2016	—	—	$—	$74,590,000
Total	11,243,380	11,243,380		$74,590,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

(3)	As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

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

Ebix, Inc.
Date:	May 10, 2016	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ Robert F. Kerris
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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.