Form 10-Q
period 2016-06-30
EBIX INC
filed 2016-08-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2016 the number of shares of common stock outstanding was 32,481,313.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenue	$72,574	$64,712	$143,640	$128,465

Operating expenses:
Cost of services provided	20,579	18,699	40,181	38,184
Product development	8,285	7,288	16,350	14,335
Sales and marketing	4,206	3,611	8,539	6,990
General and administrative, net (see Note 3)	13,310	12,121	24,893	22,867
Amortization and depreciation	2,630	2,570	5,350	5,167
Total operating expenses	49,010	44,289	95,313	87,543

Operating income	23,564	20,423	48,327	40,922
Interest income	441	44	584	105
Interest expense	(2,185)	(625)	(3,459)	(1,344)
Foreign currency exchange gain (loss)	(195)	330	274	1,222
Income before income taxes	21,625	20,172	45,726	40,905
Income tax benefit (expense)	1,418	(1,136)	(332)	(3,533)
Net income including noncontrolling interest	23,043	19,036	45,394	37,372
Net income attributable to noncontrolling interest (see Note 8)	51	—	243	—
Net income attributable to Ebix, Inc.	$22,992	$19,036	$45,151	$37,372

Basic earnings per common share attributable to Ebix, Inc.	$0.70	$0.54	$1.37	$1.06

Diluted earnings per common share attributable to Ebix, Inc.	$0.70	$0.54	$1.36	$1.05

Basic weighted average shares outstanding	32,688	35,046	32,866	35,375

Diluted weighted average shares outstanding	32,969	35,269	33,140	35,610

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income including noncontrolling interest	$23,043	$19,036	$45,394	$37,372
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,122)	1,366	(465)	(4,034)
Total other comprehensive income (loss)	(2,122)	1,366	(465)	(4,034)
Comprehensive income	$20,921	$20,402	$44,929	$33,338
Comprehensive income attributable to noncontrolling interest (see Note 8)	51	—	243	—
Comprehensive income attributable to Ebix, Inc.	$20,870	$20,402	$44,686	$33,338

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$78,014	$57,179
Short-term investments	2,904	1,538
Trade accounts receivable, less allowances of $1,811 and $3,388, respectively	52,816	47,171
Other current assets	11,662	10,942
Total current assets	145,396	116,830

Property and equipment, net	34,507	34,088
Goodwill	406,946	402,259
Intangibles, net	40,009	51,848
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	3,285	3,489
Deferred tax asset, net	33,019	23,732
Other assets	13,884	12,856
Total assets	$707,933	$675,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,265	$23,043
Accrued payroll and related benefits	4,095	4,932
Short term debt, net of deferred financing costs of $136 and $0, respectively	12,364	—
Current portion of long term debt and capital lease obligations, net of discount of $0 and $3, respectively	9	606
Current deferred rent	259	232
Contingent liability for accrued earn-out acquisition consideration	2,878	1,706
Deferred revenue	19,513	20,519
Other current liabilities	239	228
Total current liabilities	58,622	51,266

Revolving line of credit	119,038	206,465
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $537 and $0, respectively	111,993	35
Other liabilities	3,266	3,332
Contingent liability for accrued earn-out acquisition consideration	—	2,571
Deferred revenue	1,717	1,968
Long term deferred rent	1,219	1,381
Total liabilities	295,855	267,018

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 32,451,313 issued and outstanding, at June 30, 2016 and 33,416,110 issued and outstanding at December 31, 2015	3,245	3,342
Additional paid-in capital	20,306	57,120

Treasury stock (no shares as of June 30, 2016 and December 31, 2015)	—	—
Retained earnings	419,027	378,787
Accumulated other comprehensive loss	(30,743)	(30,278)
Total Ebix, Inc. stockholders’ equity	411,835	408,971
Noncontrolling interest (see Note 8)	243	—
Total stockholders' equity	412,078	408,971
Total liabilities and stockholders’ equity	$707,933	$675,989
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, December 31, 2015	33,416,110	$3,342	$57,120	$378,787	$(30,278)	$—	$408,971
Net income attributable to Ebix, Inc.	—	—	—	45,151	—	—	45,151
Net income attributable to noncontrolling interest (see Note 8)						243	243
Cumulative translation adjustment	—	—	—	—	(465)	—	(465)
Repurchase and retirement of common stock	(1,009,190)	(101)	(38,093)			—	(38,194)
Vesting of restricted stock	32,926	3	(3)	—	—	—	—
Exercise of stock options	13,500	1	28	—	—	—	29
Share based compensation	—	—	1,331	—	—	—	1,331
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,033)	—	(77)	—	—	—	(77)
Dividends paid	—	—	—	(4,911)	—	—	(4,911)
Balance, June 30, 2016	32,451,313	$3,245	$20,306	$419,027	$(30,743)	$243	$412,078
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$45,151	$37,372
Net income attributable to noncontrolling interest	243	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,350	5,167
Benefit for deferred taxes	(6,635)	(6,014)
Share based compensation	1,331	839
Provision for doubtful accounts	457	301
Debt discount amortization on promissory note payable	—	8
Unrealized foreign exchange gain	(187)	(920)
Amortization of capitalized software development costs	654
Reduction of acquisition earnout accruals	(511)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,065)	(3,662)
Other assets	(2,417)	(2,606)
Accounts payable and accrued expenses	(4,189)	(18,802)
Accrued payroll and related benefits	(931)	1,104
Deferred revenue	(1,136)	(2,036)
Deferred rent	(83)	(125)
Reserve for potential uncertain income tax return positions	50	108
Liability - securities litigation settlement payment	—	(690)
Other liabilities	(106)	111
Net cash provided by operating activities	30,976	10,155

Cash flows from investing activities:
Acquisition of Via Media Health, net of cash acquired	—	(1,000)
Acquisition of P.B. Systems, net of cash acquired	—	(11,480)
Capitalized software development costs	(694)	—
Purchases of marketable securities	(994)	(704)
Capital expenditures	(2,190)	(10,312)
Net cash used in investing activities	(3,878)	(23,496)

Cash flows from financing activities:
Proceeds (repayments) from revolving line of credit, net	(87,427)	30,000
Proceeds from term loan	125,000	—
Repurchases of common stock	(37,657)	(34,481)
Excess tax benefit from share-based compensation	—	63
Proceeds from the exercise of stock options	29	1,117
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(77)	(1,141)
Dividend payments	(4,911)	(5,389)
Principal payments of debt obligations	(600)	(623)
Payments of capital lease obligations	—	(1)
Net cash used in financing activities	(5,643)	(10,455)
Effect of foreign exchange rates on cash	(620)	(1,081)
Net change in cash and cash equivalents	20,835	(24,877)
Cash and cash equivalents at the beginning of the period	57,179	52,300
Cash and cash equivalents at the end of the period	$78,014	$27,423
Supplemental disclosures of cash flow information:
Interest paid	$3,115	$2,964
Income taxes paid	$10,869	$20,926
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

During the six months ended June 30, 2016 there were 2,033 shares, totaling $77 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

As of June 30, 2016 there were 30,000 shares totaling $1.4 million of share repurchases that were not settled until July 2016.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries, as well e-governance solutions to governmental agencies in the health and education sectors. Ebix provides various application software products for the insurance industry including data exchanges, carrier systems, and agency systems, and custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, Dubai, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 28.2% and 23.7% of the Company’s total revenue for the six months ended June 30, 2016 and 2015, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Exchanges	$49,322	$46,825	$99,408	$93,503
Broker Systems	3,885	3,519	7,097	7,255
Risk Compliance Solutions (“RCS”)	18,662	13,289	35,413	25,464
Carrier Systems	705	1,079	1,722	2,243
Totals	$72,574	$64,712	$143,640	$128,465
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2016. The condensed consolidated December 31, 2015 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $3.4 million and $1.3 million in the first six months of 2016 and 2015, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Sales and marketing expenses have been reduced in the first six months of 2016 as a result of the deferment of (net of amortization) $141 thousand of certain direct-response advertising costs associated with our acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases.
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

•	Level 1 Inputs - Unadjusted quoted prices available in active markets for identical investments to the reporting entity at the measurement date.

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

As of June 30, 2016 the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2016 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at June 30, 2016 and December 31, 2015 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$2,904	$2,904	$—	$—
Total assets measured at fair value	$2,904	$2,904	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$2,878	$—	$—	$2,878
Total liabilities measured at fair value	$2,878	$—	$—	$2,878

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2016 there were no transfers between fair value Levels 1, 2 or 3.

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

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2016 and during the year ended December 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2016	December 31, 2015
	(in thousands)

Beginning balance	$4,277	$5,367

Total remeasurement adjustments:
Gains included in earnings **	(511)	(1,533)
Reductions recorded against goodwill	(664)	(2,000)
Foreign currency translation adjustments ***	(224)	(73)

Acquisitions and settlements
Business acquisitions	—	2,516
Settlement payments	—	—

Ending balance	$2,878	$4,277

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$209	$(1,533)

** recorded as an adjustment to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, PB Systems, and Via Media acquisitions)	$2,878	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Vertex, PB Systems, and Via Media acquisitions)	$4,277	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 1.75%. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During the 1st and 2nd quarter of 2016, certain of the Company's contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously provisional.
Revenue Recognition—The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider ("ASP") platforms, fees for risk compliance solution services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $42.9 million of trade receivables stated at invoice billed amounts and $9.9 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $1.8 million. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $4.5 million of deferred revenue is included in billed accounts receivable at June 30, 2016. The Company recognized and recorded bad debt expense in the amount of $698 thousand and $457 thousand for the three and six-month periods ended June 30, 2016 and $292 thousand and $301 thousand for the three and six-month periods ended June 30, 2015, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the six months ended June 30, 2016, $2.0 million of accounts receivable, which had been specifically reserved for in prior periods, were written off.

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
Changes in the carrying amount of goodwill for the six months ended June 30, 2016 and the year ended December 31, 2015 are reflected in the following table.

	June 30, 2016	December 31, 2015
	(In thousands)
Beginning Balance	$402,259	$402,220
Additions	—	8,868
Purchase accounting adjustments for acquisitions provisionally recorded (see Note 3 "Business Combinations")	4,298	(2,099)
Contributed portions of CurePet investment to Joint Ventures, see Note 8, "Investment in Joint Ventures"	—	(1,783)
Foreign currency translation adjustments	389	(4,947)
Ending Balance	$406,946	$402,259

Capitalized Software Development Costs—In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, are expensed in the period they are incurred.
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$67,910	$76,275
Developed technology	15,065	15,121
Trademarks	2,695	2,729
Non-compete agreements	764	743
Backlog	140	140
Database	212	212
Total intangibles	86,786	95,220
Accumulated amortization	(46,777)	(43,372)
Finite-lived intangibles, net	$40,009	$51,848

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.7 million and $3.4 million for the three and six months ended June 30, 2016 respectively and $1.8 million and $3.6 million for the three and six months ended June 30, 2015, respectively.
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
The Company also applies the relevant FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In this regard we recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
The Company has applied the provisions under FASB update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied resulting in $341 thousand of unrecognized tax benefits have been applied against NOL carry forward amounts as of June 30, 2016 and December 31, 2015, respectively.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In March 2016 the FASB issued Accounting Standards Update ("ASU") No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments relate to when another party, along with the Company, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:
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

In March 2016 the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)”. This amendment simplifies the requirements for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 31, 2016, and interim periods within those annual periods. The Company will adopt ASU in January 2017, but has not fully assessed the impact its adoption will have on the Company's results of operations or financial position.

In February 2016 the FASB issued ASU 2016-02, "Leases (Topic 842)". This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e., operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 5 for the Company’s current lease commitments. The Company is in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Prior to the issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, the previously reported balance of our net current deferred tax assets of $2.11 million was reclassified in the consolidated balance sheet and netted against the net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.

In April 2015 the FASB has issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. This guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company adopted this guidance in the second quarter of 2016 and applied it retroactive back to January 1, 2016.

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
Subsequently, in August 2015 the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers: Deferral of Effective Date", to defer the effective date of ASU No. 2014-09 for all entities by one year. Accordingly public business entities should apply the guidance of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period.
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
Furthermore, in a related technical accounting pronouncement in April 2016 the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which is an amendment to ASU 2014-09. This amendment provides clarification on two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year. A summary of this ASU is as follows:
Identifying Performance Obligations
Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments add the following guidance:
1. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
2. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service.
To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. The amendments improve the guidance on assessing the promises are separately identifiable criterion by:
1. Better articulating the principle for determining whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.
2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.
Licensing Implementation Guidance
Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to improve the operability and understandability of the licensing implementation guidance by clarifying the following:
1. An entity’s promise to grant a customer a license to intellectual property that has significant standalone functionality (e.g., the ability to process a transaction, perform a function or task, or be played or aired) does not include supporting or maintaining that intellectual property during the license period.
2. An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period.
3. An entity considers the nature of its promise in granting a license, regardless of whether the license is distinct, in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services (in particular, the guidance on determining whether a performance obligation is satisfied over time or at a point in time and the guidance on how best to measure progress toward the complete satisfaction of a performance obligation satisfied over time).

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$22,992	$19,036	$45,151	$37,372
Basic Weighted Average Shares Outstanding	32,688	35,046	32,866	35,375
Dilutive effect of stock options and restricted stock awards	281	223	274	235
Diluted weighted average shares outstanding	32,969	35,269	33,140	35,610
Basic earnings per common share	$0.70	$0.54	$1.37	$1.06
Diluted earnings per common share	$0.70	$0.54	$1.36	$1.05

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy, which primarily consist of businesses that are complementary to Ebix's existing products and services.
During the six months ended June 30, 2016, the Company did not have any business acquisitions.
During the year ended December 31, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. (a U.S. company) and PB Systems Private Limited (an Indian company) (together, being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $326 thousand as of June 30, 2016. In the Company's Form 10-Q for the six months ended June 30, 2015, Form 10-Q for the nine months ended September 30, 2015, Form 10-K for the year ended December 31, 2015, and Form 10-Q for the three months ended March 31, 2016 the Company had disclosed that the valuation and purchase price allocation for the PB Systems acquisition was preliminary because all of the information necessary to determine the fair value of the acquired customer relationship intangible asset and fair value of the revenue-based earn out contingent liability was still in the process of being evaluated by management and the Company's external valuation firms. This evaluation was completed during the second quarter ended June 30, 2016 and resulted in a $1.8 million reduction to the developed technology intangible asset, a $1.6 million reduction to the customer relationship intangible asset, a $657 thousand reduction to the deferred tax liability, a $4.4 million reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $1.6 million reduction to goodwill to what was originally recorded in the second quarter of 2015. Additionally, since December 31, 2015 this resulted in a $8.2 million reduction to the customer relationship intangible asset, a $3.2 million reduction to the deferred tax liability, a $664 thousand reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $4.3 million increase to goodwill.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve- month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $878 thousand as of June 30, 2016.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the six months ended June 30, 2016 and 2015, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $1.2 million and zero, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $511 thousand to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $664 thousand to goodwill as reported on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the total of these contingent liabilities was $2.88 million, of which none is reported in long-term liabilities, and $2.88 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.28 million, of which $2.57 million was reported in long-term liabilities, and $1.71 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the six months ended June 30, 2015 and June 30, 2016, which includes the acquisitions of Via Media Health (acquired in March 2015), and PB Systems (acquired June 2015), as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2016 and 2015 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for the three months ended June 30, 2016 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$72,574	$72,574	$64,712	$68,813	$143,640	$143,640	$128,465	$135,218
Net Income attributable to Ebix, Inc.	$22,992	$22,992	$19,036	$19,616	$45,151	$45,151	$37,372	$37,602
Basic EPS	$0.70	$0.70	$0.54	$0.56	$1.37	$1.37	$1.06	$1.06
Diluted EPS	$0.70	$0.70	$0.54	$0.56	$1.36	$1.36	$1.05	$1.06

During the three months ended June 30, 2016 the Company's reported total operating revenues increased by $7.9 million or 12% to $72.6 million as compared to $64.7 million during the same period in 2015. Reported revenues were effected by the continuing weakening in the foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues by $1.2 million and $3.0 million for the three and six months ended June 30, 2016, respectively.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the above “Pro Forma Financial Information”, combined revenues increased 5% and 6% for the three and six months ending June 30, 2016, respectively, versus the same periods in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for Q2 2016 and Q2 2015 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being March 2015 for Via Media Health, and June 2015 for PB Systems.
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
•Any existing products sold to new customers obtained through a newly acquired customer base are assigned to the acquired section of our business.
•Pro formas do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in line with the Company's initiatives to maximize profitability.

Note 4: Debt with Commercial Bank

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 2.75%.

On October 8, 2015 Ebix exercised the $50 million accordion feature under the Regions Secured Credit Facility. TD Bank, NA was added to the syndication group along with four other bank participants which include Regions. The exercise of the accordion feature increased the Aggregate Revolving Commitment under the Credit Agreement to $240 million from the prior amount of $190 million.

On February 3, 2015 Ebix entered into the First Amendment to the Credit Agreement . The First Amendment amended the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increasing the amount of the revolving facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Regions Secured Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expanded the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated revolving credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The financing was comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender commitments. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The Regions Secured Credit Agreement, as amended by the First Amendment and the Second Amendment, is referenced herein as the "Credit Agreement". The Credit Agreement contains financial covenants regarding the Company's fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of June 30, 2016 the Company's consolidated balance sheet includes $3.56 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.9 million pertains to the revolving line of credit component of the Credit Agreement, and $673 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $537 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance

At June 30, 2016, the outstanding balance on the revolving line of credit under the Credit Agreement was $119.0 million and the facility carried an interest rate of 2.75%. During the six months ended June 30, 2016, $35.0 million of draws were made off of the revolving credit facility. In June the revolving line of credit was refinanced in conjunction with the Second Amendment to the Credit Agreement with $125 million being converted to a term loan, with the resulting balance on the revolving line of credit being $104.0 million ( including certain deferred financing costs and before a $15 million draw). The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. Prior to the Second Amendment, during the six months period ended June 30, 2016, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $209.6 million and $226.5 million, respectively.

At June 30, 2016, the outstanding balance on the term loan was $125.0 million of which $12.5 million is due within the next twelve months, and the first repayment of $3.13 million being due September 30, 2016. This term loan also carried an interest rate of 2.75%. During the six months ended June 30, 2016, no payments were made against the existing term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $112.5 million respectively at June 30, 2016.

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

On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the then-pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company has cooperated with the U.S. Attorney's office.

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014; and, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The parties have filed answers to the remaining claims in the Second Amended and Supplemented Complaint and discovery has commenced. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material impact on its financial operating results or financial position.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2016 and 2015. The capital lease liability was $38 thousand and $42 thousand at June 30, 2016 and December 31, 2015, respectively. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2016 and 2015 was $3.0 million and $3.3 million, respectively.
Self Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2016, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $226 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2016, is $2.9 million.

Note 6: Income Taxes
The Company recorded an income tax (benefit) expense of ($1.4) million (-6.6%) and $332 thousand (0.7%) during the three and six months ended June 30, 2016, respectively, which included discrete items for prior year true-ups that resulted in a net charge to income tax expense, fully offset by the deferred tax benefit from transferring certain intangible assets from our Singapore subsidiary to our newly formed Dubai subsidiary. The income tax expense exclusive of discrete items for the three and six months ended June 30, 2016, respectively, is $1.6 million (7.5%) and $2.7 million (5.8%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year effective tax rate to be approximately 7%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended June 30, 2016 in Singapore, the United Kingdom and Sweden, where the statutory tax rates are lower than the US rate of 35%.
As of June 30, 2016 a liability of $3.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2016 there was $0 and $50 thousand, respectively, in additions to this liability reserve. During the same periods in 2015, there were $21 thousand and $87 thousand in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues, and were the primary cause for the drop in 2016 revenues in Australia and Latin America. Specifically, during the first six months of 2016 the change in foreign currency exchange rates decreased reported Australian operating revenues by ($1.0) million, and Latin America operating revenues by $(604) thousand. India's revenue for the six months ending June 30, 2016 revenues increased $4.6 million due to the various new e-governance contracts with a number of large clients. Europe's revenues increased due to the execution and commencement of certain significant contracts.

The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):

As of and for the Six Months Ended June 30, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$103,171	$2,950	$2,425	$15,550	$2,957	$876	$6,307	$9,404	$—	$143,640
Long-lived assets	$371,507	$6,941	$7,429	$627	$34,008	$224	$79,524	$24,334	$37,943	$562,537

As of and for the Six Months Ended June 30, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$98,052	$2,210	$3,000	$16,294	$2,421	$1,209	$1,719	$3,560	$—	$128,465
Long-lived assets	$406,544	$7,270	$7,936	$497	$68,668	$287	$39,636	$25,754	$—	$556,592

In the table above the significant changes to long-lived assets from June 30, 2015 to June 30, 2016 were a $35.0 million decrease in the U.S. primarily due to transferring $28.8 million of goodwill associated with the December 2014 acquisition of Oakstone to India, a $34.7 million decrease in Singapore (net of deferred taxes) and a corresponding $37.9 million increase in Dubai due to transferring certain intangible assets , and a $39.9 million increase in India primarily due to a $5.7 million increase in the deferred tax asset for paid minimum alternative taxes and the $28.8 million Oakstone goodwill transfer from the U.S.

Note 8: Investment in Joint Ventures

Effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting Vayam minority, non-controlling, interest in the joint venture's net income and equity.

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV. Furthermore IHC also has been and continues to be a customer of Ebix, and during the six months ending June 30, 2016 the Company recognized $1.0 million of revenue from IHC, and as of June 30, 2016 IHC had $330 thousand of accounts receivable with Ebix. In addition, Ebix is rendering services to the EbixHealth JV as a customer. During the six months ending June 30, 2016 the Company recognized $774 thousand of revenue from the EbixHealth JV. Ebix is accounting for the investment in the EbixHealth JV using the equity method whereby 40% of the EbixHealth JV periodic profits or losses will be recognized in Ebix's financial statements, after December 16, 2016.

Note 9: Other Liabilities

Other liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Reserve for potential uncertain income tax return positions	$3,165	$3,115
Portion of an unrecognized tax benefit netted against deferred tax asset for a net operating loss carryforward	$(341)	$(341)
Sub-leased office liability (net of future sublease proceeds)	442	558
Total	$3,266	$3,332

Note 10: Capitalized Software Development Costs

In accordance with the relevant FASB accounting literature, the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s development of a property and casualty underwriting insurance data exchange platform. During the six months ended June 30, 2016, the Company capitalized $694 thousand of such development costs. As of June 30, 2016, a total of $3.3 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the six months ended June 30, 2016, the Company recognized $654 thousand of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is eighteen months for the continuing medical education products, and six years for the property and casualty underwriting insurance data exchange platform.

Note 11: Other Current Assets

Other current assets at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Prepaid expenses	$9,507	$8,290
Sales taxes receivable from customers	60	120
Due from prior owners of acquired businesses for working capital settlements	967	1,021
Research and development tax credits receivable	388	898
Payroll taxes overpayment receivable	229	—
Other	511	613
Total	$11,662	$10,942

Note 12: Subsequent Events

Repurchases of Common Stock
Since March 31, 2016 and through June 30, 2016 the Company repurchased 543,630 shares of its outstanding common stock for aggregate cash consideration in the amount of $24.2 million and at an average rate of $44.56 per share. Subsequent to June 30, 2016 and through August 8, 2016 the Company has re-purchased an additional 30,000 shares of its outstanding common stock for aggregate cash consideration in the amount of $1.6 million and at an average rate of $52.53 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities and draws from the Company's revolving line of credit with our syndicated commercial banking facility.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2015 which is incorporated by reference herein and identified, and in Part II, Item 1A "Risk Factors" for the three months ended June 30, 2016 in this Form 10-Q, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•
With respect to Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in Managements Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"), as regarding the ultimate actual cost of our contractual commitments and contingencies;

•
With respect to Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements as pertaining to the business acquisitions we have made and our ability to efficiently and effectively integrate acquired business operations;

•	With respect to MD&A and the analysis of the three month revenue trends including the actual realized level of demand for our products during the immediately foreseeable future.
Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Company Overview
Ebix, Inc. is a global supplier of software and e-commerce solutions to the insurance, financial, and healthcare industries, as well as e-governance solutions to governmental agencies in the health and education sectors. Ebix provides a variety of application software products for the insurance industry ranging from carrier systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transaction processing in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance sector companies in the world.
The insurance industry is undergoing significant consolidation driven by the need for, and benefits from, economies of scale and scope in providing insurance services in a competitive environment. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. In particular the insurance industry has continued to experience an increase in initiatives designed to reduce paper-based processes and to improve efficiency both at the back-end and consumer end sides. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges, as the transition from paper-based processes are increasingly becoming the norm across world insurance markets. Changes in the insurance industry are expected to create new opportunities for the Company.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Santa Barbara, Pasadena, and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Grove City, Ohio; Bohemia, New York; Norwalk and New Britain, Connecticut; Portland, Michigan; Birmingham, Alabama; Iselin, New Jersey as well as an additional operations office in Johns Creek, Georgia. The Company also has multiple operating facilities and offices in Australia, Brazil, Thailand, New Zealand, the United Kingdom, Canada, Singapore, Dubai, and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended June 30, 2016 and 2015
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 30.6% and 23.5% of the Company’s total revenue for the three months ended June 30, 2016 and 2015, respectively.
Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Exchanges	$49,322	$46,825	$99,408	$93,503
Broker Systems	3,885	3,519	7,097	7,255
Risk Compliance Solutions (“RCS”)	18,662	13,289	35,413	25,464
Carrier Systems	705	1,079	1,722	2,243
Totals	$72,574	$64,712	$143,640	$128,465

During the three months ended June 30, 2016 our total operating revenues increased $7.9 million or 12%, to $72.6 million as compared to $64.7 million during the second quarter of 2015. Revenues increased primarily due to the signing and initiation of a wide variety of new customer contracts in the exchange and RCS channel areas; most notably the PPL insurance underwriting exchange platform contract in London, e-governance contracts in India, and due to the acquisition PB Systems in June 2015. Furthermore, reported revenues were adversely effected by the weakened foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the U.S. dollar. Specifically, the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the 2nd quarter 2016 by $1.2 million.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the table in Note 3 "Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $3.8 million or 5.5% for Q2 2016 versus the Q2 2015 whereas correspondingly, the reported revenue for the three months ended June 30, 2016 increased by $7.9 million or 12.0% from the reported revenue during the same period in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for Q2 2016 and Q2 2015 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being March 2015 for Via Media Health and June 2015 for PB Systems. The 2015 pro forma financial information includes a full three months of results for Via Media Health and PB Systems as if they had been acquired on January 1, 2015.
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

•
Pro formas do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in line with the Company initiatives to maximize profitability.

Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $1.9 million or 10%, to $20.6 million in the second quarter of 2016 as compared to $18.7 million in the second quarter of 2015. This increase is primarily due to costs associated with servicing the increased revenue streams from new contracts, and $328 thousand of amortization expense recognized in connection with previously capitalized software development costs, partially offset by $685 thousand of reductions in outside consulting costs and $1.1 million of reductions in internal personnel costs.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $1.0 million or 14%, to $8.3 million during the second quarter of 2016 as compared to $7.3 million during the second quarter of 2015. This increase is attributable to additional personnel costs for our growing employee base in our product development facilities in India.

Sales and Marketing Expenses
Sales and marketing expenses increased $595 thousand or 16%, to $4.21 million in the second quarter of 2016 as compared to $3.61 million in the second quarter of 2015. This increase is due to additional direct mail marketing and advertising costs in support of our continuing medical education services.
General and Administrative Expenses
General and administrative expenses increased by $1.2 million or 10%, to $13.31 million in the second quarter of 2016 as compared to $12.12 million in the second quarter of 2015 due to $1.2 million of increased in personnel related expenses (salaries, share-based compensation, and insurance benefits), partially offset by a $516 thousand reduction to audit and legal costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $60 thousand or 2% to $2.63 million in the second quarter of 2016 as compared to $2.57 million in the second quarter of 2015, due to additional depreciation expense in connection with the build out and purchase of newly acquired equipment with respect to our new corporate headquarters office and campus facilities in Johns Creek, Georgia, and our expanding product development facilities in India.
Interest Income
Interest income increased $397 thousand or 902% to $441 thousand in the second quarter of 2016 as compared to $44 thousand in the second quarter of 2015, due to a 173% increase in average cash balances held during Q2 of 2016 versus Q2 of 2015 which increased to $73.5 million from $26.9 million.
Interest Expense
Interest expense increased $1.6 million or 250%, to $2.2 million in the second quarter of 2016 as compared to $625 thousand in the second quarter of 2015. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 63% to $227.3 million during Q2 2016 from $139.5 million during Q2 of 2015.
Foreign Currency Exchange Loss
Net foreign currency exchange losses for the three months ended June 30, 2016 in the amount of $195 thousand consists of $313 thousand of losses incurred upon the settlement of receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument, partially offset by $119 of unrealized gains pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded an income tax benefit of $1.4 million (-6.4%) and $1.1 million (5.6%) during the three months ended June 30, 2016 and 2015, respectively, which included discrete items for prior year true-ups that resulted in charge to income tax expense, fully offset by the deferred tax benefit for transferring certain intangible assets from our Singapore subsidiary to our newly formed Dubai subsidiary. The income tax expense exclusive of discrete items for the three months ended June 30, 2016 and 2015, respectively, is $1.6 million (7.5%) and $1.1 million (5.6%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year effective tax rate to be approximately 7%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxes at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company also had income during the quarter ended June 30, 2016 in Singapore, the United Kingdom and Sweden, where the statutory tax rates are lower than the US rate of 35%.

Results of Operations — Six Months Ended June 30, 2016 and 2015
Operating Revenue
During the six months ended June 30, 2016 our total operating revenues increased $15.2 million or 12%, to $143.6 million as compared to $128.5 million during the same period in 2015. Revenues increased primarily due to the signing and initiation of a wide variety of new customer contracts in the exchange and RCS channel areas; most notably the PPL insurance underwriting exchange platform contract in London and the e-governance contracts in India, and as also due to the acquisition PB Systems in June 2015. Furthermore reported revenues were adversely effected by the weakened of the foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the U.S. dollar. Specifically, the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the six months ending June 30, 2016 by $3.0 million. International revenue accounted for 28.2% and 23.7% of the Company’s total revenue for the six months ended June 30, 2016 and 2015, respectively.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $8.4 million or 6.2% for six months ended June 30, 2016 versus the same six month period in 2015, whereas correspondingly the reported revenue for the six month ended June 30, 2016 increased by $15.2 million or 11.8% from the reported revenue during the same period in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for the six months periods ended June 30, 2016 and 2015 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being March 2015 for Via Media Health and June 2015 for PB Systems. The 2015 pro forma financial information includes a full six months of results for Via Media Health and PB Systems as if they had been acquired on January 1, 2015.
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

•
Pro formas do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in line with the Company initiatives to maximize profitability.

Cost of Services Provided
Costs of services provided increased $2.0 million or 5%, to $40.2 million in the the six months ended June 30, 2016 as compared to $38.2 million during the same period of 2015. This increase is primarily due to costs associated with with servicing the increased revenue streams from new contracts, and $656 thousand amortization expense recognized in connection with previously capitalized software development costs, partially offset by $1.3 million of reductions in outside consulting costs and $1.2 million of reductions in internal personnel costs.
Product Development Expenses
Product development expenses increased $2.0 million or 14%, to $16.4 million in the the six months ended June 30, 2016 as compared to $14.3 million during the same period of 2015. This increase is attributable to additional personnel costs for our growing employee base in our product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.5 million or 22%, to $8.5 million in the the six months ended June 30, 2016 as compared to $7.0 million during the same period of 2015. This increase is due to additional direct mail marketing and advertising costs in support of our continuing medical education services.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million or 9%, to $24.9 million in the the six months ended June 30, 2016 as compared to $22.9 million during the same period of 2015. This comparative year over year rise in general and administrative expenses is due to $2.4 million of increased personnel related costs (salaries, share-based compensation, travel, and insurance benefits), less $324 thousand of lower legal and audit costs . These net cost increases were partially offset by a net reduction to general and administrative expenses in the amount of $511 thousand in the aggregate resulting from the remeasurements of and adjustments to the contingent earn out liabilities associated with the acquisitions of Vertex (October 2014) and Via Media (March 2015) for which the liabilities were reduced by $720 thousand, and $571 thousand, respectively and Qatarlyst (April 2013) for which the liability was increased by $780 thousand. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During the six months ended June 30, 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses. The cause for the Vertex and Via Media contingent liability reductions is due the fact that the acquired businesses earn out revenue targets were based on revenue run rates at the time of the acquisitions, their growth trajectories, and their client contracts in hand at the time the businesses were acquired, while in recent times their revenues have been impacted downwards by certain unforeseen changes in terms of the pace of project implementation and resource budget allocation by some of their key clients. The cause for the Qatarlyst contingent liability increase is due to Q1 2016 signing of the PPL insurance underwriting exchange platform contract in London, and the assured revenue stream to be forthcoming from this arrangement.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $183 thousand or 4% to $5.4 million in the the six months ended June 30, 2016 as compared to $5.2 million during the same period of 2015, due to additional depreciation expense in connection with the build out and purchase of newly acquired equipment with respect to our new corporate headquarters office and campus facilities in Johns Creek, Georgia, and our expanding product development facilities in India.
Interest Income
Interest income increased 456% to $584 thousand in the the six months ended June 30, 2016 as compared to $105 thousand during the same period of 2015, due to a 93% increase in average cash balances held during first six months of 2016 versus the same six month period in 2015 which increased to $68.1 million from $35.3 million.
Interest Expense
Interest expense increased $2.1 million or 157% to $3.5 million in the the six months ended June 30, 2016 as compared to $1.3 million during the same period of 2015. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 64% to $218.5 million during the first six months of 2016 from $133.5 million during the same period in 2015.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the six months ended June 30, 2016 in the amount of $274 thousand of gains consists of $131 thousand of gains realized upon the settlement of receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $144 thousand of unrealized gains pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded an income tax expense of $332 thousand (0.7%) and $3.5 million (8.6%) during the six months ended June 30, 2016 and 2015, respectively, which included discrete items for prior year true-ups that resulted in a net charge to income tax expense, that was fully offset by the deferred tax benefit for transferring certain intangible assets from our Singapore subsidiary to our newly formed Dubai subsidiary. The income tax expense exclusive of discrete items for the six months ended June 30, 2016 and 2015, respectively, is $2.7 million (5.9%) and $3.5 million (8.6%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year effective tax rate to be approximately 7%.

The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxes at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company also had income during the quarter ended June 30, 2016 in Singapore, the United Kingdom and Sweden, where the statutory tax rates are lower than the US rate of 35%.

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
Our cash and cash equivalents were $78.0 million and $57.2 million at June 30, 2016 and December 31, 2015, respectively. The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 8, 2016 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$6,669	$1,587	$2,110	$12,057	$17,004	$2,150	$30,304	$8,461	$6	$80,348
Our current ratio increased to 2.48 at June 30, 2016 from 2.28 at December 31, 2015 and our working capital position accordingly has also increased to $86.8 million at June 30, 2016 from $65.6 million at the end of 2015. Our short-term liquidity has improved due to increased cash and cash equivalent balances on hand, and increased outstanding trade accounts receivables combined with a reduction in accounts payable, partially offset by the $12.5 million of short term liability associated with the term loan component of our recently amended syndicated financing agreement with Regions Bank . The Company's days sales outstanding in accounts receivable ("DSO") was 65 days at June 30, 2016 down from 72 days at March 31, 2016, as a result of improved collections during the second quarter.
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
During the six months ended June 30, 2016, the Company did not have any business acquisitions.
During the year ended December 31, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus a possible future one-time contingent earnout payment of up to $8.0 million based on earned revenues and the reported EBITDA margins over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $326 thousand as of June 30, 2016. In the Company's Form 10-Q for the six months ended June 30, 2015, Form 10-Q for the nine months ended September 30, 2015, Form 10-K for the year ended December 31, 2015, and Form 10-Q for the three months ended March 31, 2016 the Company had disclosed that the valuation and purchase price allocation for the PB Systems acquisition was preliminary because all of the information necessary to determine the fair value of the acquired customer relationship intangible asset and fair value of the revenue-based earn out contingent liability was still in the process of being evaluated by management and the Company's external valuation firms. This evaluation was completed during the second quarter ended June 30, 2016 and resulted in a $1.8 million reduction to the developed technology intangible asset, a $1.6 million reduction to the customer relationship intangible asset, a $657 thousand reduction to the deferred tax liability, a $4.4 million reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $1.6 million reduction to goodwill to what was originally recorded in the second quarter of 2015. Additionally, since December 31, 2015 this resulted in a $8.2 million reduction to the customer relationship intangible asset, a $3.2 million reduction to the deferred tax liability, a $664 thousand reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $4.3 million increase to goodwill.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is $878 thousand as of June 30, 2016.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2016, the total of these contingent liabilities was $2.88 million, of which none is reported in long-term liabilities, and $2.88 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.28 million, of which $2.57 million is reported in long-term liabilities, and $1.71 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. During the 1st and 2nd quarters of 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
Operating Activities
Net cash provided by our operating activities was $31.0 million for the six months ended June 30, 2016. The primary components of the cash provided by our operating activities during the six month period consisted of net income of $45.2 million, net of $(187) thousand of unrealized foreign currency exchange gains, $5.4 million of depreciation and amortization, $243 thousand of net income attributable to a non-controlling interest, $1.3 million of non-cash share-based compensation, $511 thousand of reductions to acquisition related contingent earn out liabilities, and $654 thousand of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(21.1) million of working capital requirements primarily associated with increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued operating and payroll expenses. During the six months ended June 30, 2016 the Company made $10.9 million of tax payments including $8.26 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Net cash provided by our operating activities was $10.2 million for the six months ended June 30, 2015. The primary components of the cash provided by our operating activities during that six month period consisted of net income of $37.4 million, net of $(0.9) million of unrealized foreign currency exchange gains, $5.2 million of depreciation and amortization, and $0.8 million of non-cash share-based compensation. Partially offsetting that net cash inflow was $(32.3) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and the cash payment of the $20.5 million assessment

(including interest of $1.6 million) stemming from the resolution of the previously disclosed Internal Revenue Service's audit of Ebix’s income tax returns for the taxable years 2008 through 2013.

Investing Activities
Net cash used for investing activities during the six months ended June 30, 2016 was $3.9 million, of which $1.5 million was used for the expansion of our product development facilities in India, $645 thousand was used for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $694 thousand was used for software development costs that were capitalized, and $994 thousand was used for the purchase of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the six months ended June 30, 2015 was $23.5 million, of which $11.5 million was used for the acquisition of P.B. Systems, $8.7 million was used for buying additional land adjacent to, and the build out of our then new global corporate headquarters, $1.0 million was used for the acquisition of Via Media Health, $1.6 million of capital expenditures to support our expanding operations, and $704 thousand for the purchase of marketable securities.

Financing Activities
During the six months ended June 30, 2016 net cash used by financing activities was $5.6 million which consisted of $37.7 million used to repurchase 1.1 million shares of our common stock, and $4.9 million used to pay quarterly dividends to our common stockholders. Significantly offsetting these cash outflows was $37.6 million of net cash inflow provided from the refinancing and amendment to our syndicated credit facility with Regions Bank.

During the six months ended June 30, 2015 net cash used by financing activities was $10.5 million which primarily consisted of $5.4 million used to pay quarterly dividends to our common stockholders, and $34.5 million used to repurchase 1.3 million shares of our common stock. Partially offsetting those financing cash outflows was $30.0 million provided by draws off of the Company's revolving credit facility with Regions.

Commercial Bank Financing Facility

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.125 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 2.75%.

On October 8, 2015 Ebix    exercised the $50 million accordion feature under the Regions Secured Credit Facility. TD Bank, NA was added to the syndication group along with four other bank participants which include Regions. The exercise of the accordion feature increased the Aggregate Revolving Commitment under the Credit Agreement to $240 million from the prior amount of $190 million.

On February 3, 2015 Ebix entered into the First Amendment to the Credit Agreement . The First Amendment amended the Credit Agreement by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased to $90 million from the pre-existing limit of $50 million, increasing the amount of revolving facility to $190 million from the prior amount of $150 million, which together with the $50 million accordion feature increased the total Regions Secured Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expanded the syndicated bank group to four participants by adding Fifth Third Bank.

On August 5, 2014, Ebix entered into a credit agreement providing for a $150 million secured syndicated revolving credit facility (the “Regions Secured Credit Facility”) with Regions as administrative agent and Regions, MUFG Union Bank N.A., and Silicon Valley Bank as lenders. The financing was comprised of a five-year, $150 million secured revolving credit facility, with an option to expand to $200 million upon request and with additional lender participation. This new $150 million credit facility with Regions, as administrative agent, replaced the former syndicated $100 million facility that the Company had in place with Citi Bank, N.A. which was paid in full upon the undertaking of this new loan facility with Regions. The Regions Secured Credit Facility, as amended by the First Amendment and the Second Amendment, is referred to herein as the "Credit Agreement". The Credit Agreement contains financial covenants regarding the Company's annualized fixed charge coverage ratio and leverage ratio, as well as certain restrictive covenants pertaining to such matters as the incurrence of new debt and the consummation of new business acquisitions. The Company currently is in compliance with all such financial and restrictive covenants. As of June 30, 2016 the Company's consolidated balance sheet includes $3.56 million of remaining deferred financing costs related to this credit facility.

At June 30, 2016, the outstanding balance on the revolving line of credit under the Credit Agreement was $119.0 million and the facility carried an interest rate of 2.75%. During the six months ended June 30, 2016, $35.0 million of draws were made off of the revolving credit facility. In June the revolving line of credit was refinanced in conjunction with the Second Amendment to the Credit Agreement with $125 million being converted to a term loan, with the resulting balance on the revolving line of credit being $104.0 million ( including certain deferred financing costs and before a $15 million draw). The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. Prior to the Second Amendment, during the six months period ended June 30, 2016, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $209.6 million and $226.5 million, respectively.

At June 30, 2016, the outstanding balance on the term loan was $125.0 million of which $12.5 million is due within the next twelve months, and the first repayment of $3.13 million being due September 30, 2016. This term loan also carried an interest rate of 2.75%. During the six months ended June 30, 2016, no payments were made against the existing term loan. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $112.5 million respectively at June 30, 2016.

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
Application of Critical Accounting Policies
The preparation of financial statements in conformity GAAP, as promulgated in the United States, requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our Condensed Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates that we used are reasonably likely to occur from period to period both of which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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
In accordance with the FASB and SEC accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, provided that the arrangement fee is fixed or determinable, (b) delivery or performance has occurred, (c) customer acceptance has been received, if contractually required, and (d) collectability of the arrangement fee is probable. The Company uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant generally accepted accounting principles related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement.
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

Valuation of Contingent Liabilities related to Earn Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the six months ended June 30, 2016 and 2015 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $1.2 million and zero, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $511 thousand to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $664 thousand to goodwill as reported on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the total of these contingent liabilities was $2.88 million.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars; however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2016 and 2015 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized losses of $465 thousand and $4.0 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.0 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2016 the Company had $244.0 million of outstanding debt obligations which consisted of a $125.0 million term loan and a $119.0 million balance on our commercial banking revolving line of credit. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 2.75% at June 30, 2016. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $235 thousand and $56 thousand for the six months ended June 30, 2016 and 2015, respectively. The Company's average cash balances during the six months ended June 30, 2016 were $68.1 million and its existing cash balances as of June 30, 2016 were $78.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $117 thousand and $21 thousand for the six months ended June 30, 2016 and 2015, respectively.
There were no other material changes to our market risk exposure during the six months ended June 30, 2016 and 2015. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2015 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6, 2013, the Company was notified that the U.S. Attorney for the Northern District of Georgia had opened an investigation into allegations of intentional misconduct that had been brought to its attention from the then-pending shareholder class action lawsuit against the Company's directors and officers, the media and other sources. The Company has cooperated with the U.S. Attorney's office.

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCN. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014; and, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The parties have filed answers to the remaining claims in the Second Amended and Supplemented Complaint and discovery has commenced. The Company denies any liability and intends to defend the action vigorously.
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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the six months ended June 30, 2016, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3) (4)
Period

As of December 31, 2015 (3)	10,777,820	10,777,820	$—	$88,558,000
January 1, 2016 to March 31, 2016	465,560	465,560	$30.00	$74,590,000
April 1, 2016 to April 30, 2016	149,964	149,964	$39.78	$68,624,000
May 1, 2016 to May 31, 2016	283,666	283,666	$46.38	$55,468,000
June 1, 2016 to June 30, 2016	110,000	110,000	$46.41	$50,363,000
Total	11,787,010	11,787,010		$50,363,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

(3)	As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

(4)	As of June 30, 2016 there were 30,000 shares totaling $1.4 million of share repurchases that were not settled until July 2016.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	August 9, 2016	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ Robert F. Kerris
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

10.1
Amendment No.2 dated June 17, 2016 to the Credit Agreement dated August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K filed June 22, 2016).

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
101**
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith
**Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.