Form 10-Q
period 2016-09-30
EBIX INC
filed 2016-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2016 the number of shares of common stock outstanding was 32,415,057.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenue	$74,608	$66,813	$218,248	$195,278

Operating expenses:
Cost of services provided	22,425	17,809	62,606	55,993
Product development	8,563	8,338	24,913	22,673
Sales and marketing	4,463	3,805	13,002	10,795
General and administrative, net (see Note 3)	12,126	12,128	37,019	34,995
Amortization and depreciation	2,738	2,765	8,088	7,932
Total operating expenses	50,315	44,845	145,628	132,388

Operating income	24,293	21,968	72,620	62,890
Interest income	635	62	1,219	167
Interest expense	(1,922)	(1,058)	(5,381)	(2,402)
Non-operating income, gain on joint venture investment (see Note 8)	1,162	—	1,162	—
Foreign currency exchange gain	578	1,137	852	2,359
Income before income taxes	24,746	22,109	70,472	63,014
Income tax benefit (expense)	(789)	(1,877)	(1,121)	(5,410)
Net income including noncontrolling interest	23,957	20,232	69,351	57,604
Net income (loss) attributable to noncontrolling interest (see Note 8)	(110)	—	133	—
Net income attributable to Ebix, Inc.	$24,067	$20,232	$69,218	$57,604

Basic earnings per common share attributable to Ebix, Inc.	$0.74	$0.59	$2.12	$1.65

Diluted earnings per common share attributable to Ebix, Inc.	$0.74	$0.59	$2.10	$1.63

Basic weighted average shares outstanding	32,421	34,304	32,716	35,014

Diluted weighted average shares outstanding	32,705	34,515	32,994	35,241

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income including noncontrolling interest	$23,957	$20,232	$69,351	$57,604
Other comprehensive income (loss):
Foreign currency translation adjustments	(548)	(10,129)	(1,013)	(14,163)
Total other comprehensive income (loss)	(548)	(10,129)	(1,013)	(14,163)
Comprehensive income	$23,409	$10,103	$68,338	$43,441
Comprehensive income (loss) attributable to noncontrolling interest (see Note 8)	(110)	—	133	—
Comprehensive income attributable to Ebix, Inc.	$23,519	$10,103	$68,205	$43,441

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$99,806	$57,179
Short-term investments	2,975	1,538
Restricted cash	8,975	—
Trade accounts receivable, less allowances of $1,909 and $3,388, respectively	60,795	47,171
Other current assets	12,832	10,942
Total current assets	185,383	116,830

Property and equipment, net	36,187	34,088
Goodwill	428,063	402,259
Intangibles, net	38,151	51,848
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	3,173	3,489
Deferred tax asset, net	33,435	23,732
Other assets	5,836	12,856
Total assets	$761,115	$675,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,353	$23,043
Accrued payroll and related benefits	6,127	4,932
Short term debt, net of deferred financing costs of $136 and $0, respectively	12,364	—
Current portion of long term debt and capital lease obligations, net of discount of $0 and $3, respectively	9	606
Current deferred rent	271	232
Contingent liability for accrued earn-out acquisition consideration	1,621	1,706
Deferred revenue	20,334	20,519
Other current liabilities	242	228
Total current liabilities	71,321	51,266

Revolving line of credit	134,029	206,465
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $540 and $0, respectively	108,863	35
Other liabilities	3,858	3,332
Contingent liability for accrued earn-out acquisition consideration	—	2,571
Deferred revenue	1,728	1,968
Long term deferred rent	1,110	1,381
Total liabilities	320,909	267,018

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 32,382,162 issued and outstanding, at September 30, 2016 and 33,416,110 issued and outstanding at December 31, 2015	3,238	3,342

Additional paid-in capital	16,229	57,120
Treasury stock (no shares as of September 30, 2016 and December 31, 2015)	—	—
Retained earnings	440,604	378,787
Accumulated other comprehensive loss	(31,291)	(30,278)
Total Ebix, Inc. stockholders’ equity	428,780	408,971
Noncontrolling interest (see Note 8)	11,426	—
Total stockholders' equity	440,206	408,971
Total liabilities and stockholders’ equity	$761,115	$675,989
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, December 31, 2015	33,416,110	$3,342	$57,120	$378,787	$(30,278)	$—	$408,971
Net income attributable to Ebix, Inc.	—	—	—	69,218	—	—	69,218
Net income attributable to noncontrolling interest (see Note 8)						133	133
Cumulative translation adjustment	—	—	—	—	(1,013)	—	(1,013)
Repurchase and retirement of common stock	(1,097,390)	(110)	(42,845)			—	(42,955)
Vesting of restricted stock	53,282	6	(6)	—	—	—	—
Exercise of stock options	13,500	1	28	—	—	—	29
Share based compensation	—	—	2,078	—	—	—	2,078
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(3,340)	(1)	(146)	—	—	—	(147)
Recognized controlling ownership of Ebix-IHC joint venture	—	—	—	—	—	11,293	11,293
Dividends paid	—	—	—	(7,401)	—	—	(7,401)
Balance, September 30, 2016	32,382,162	$3,238	$16,229	$440,604	$(31,291)	$11,426	$440,206
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$69,218	$57,604
Net income attributable to noncontrolling interest	133	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,088	7,932
Benefit for deferred taxes	(6,250)	(5,749)
Share based compensation	2,078	1,244
Provision for doubtful accounts	700	1,950
Debt discount amortization on promissory note payable	—	13
Unrealized foreign exchange gain	(328)	(2,008)
Gain on invesment interest in IHC/Ebix joint venture	(1,162)	—
Amortization of capitalized software development costs	1,040	—
Reduction of acquisition earnout accruals	(1,726)	(1,533)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,205)	(6,328)
Other assets	(3,402)	(3,606)
Accounts payable and accrued expenses	(4,499)	(21,448)
Accrued payroll and related benefits	79	1,100
Deferred revenue	(290)	(3,096)
Deferred rent	(168)	(111)
Reserve for potential uncertain income tax return positions	700	594
Liability - securities litigation settlement payment	—	(690)
Other liabilities	44	(205)
Net cash provided by operating activities	53,050	25,663

Cash flows from investing activities:
Acquisition of Via Media Health, net of cash acquired	—	(1,000)
Acquisition of P.B. Systems, net of cash acquired	—	(11,475)
Investment in the EbixHealth JV, net of cash acquired	(696)	(6,000)
Capitalized software development costs	(1,034)	—
Purchases of marketable securities	(1,078)	(940)
Capital expenditures	(4,420)	(12,713)
Net cash used in investing activities	(7,228)	(32,128)

Cash flows from financing activities:
Proceeds (repayments) from revolving line of credit, net	(72,436)	66,000
Proceeds from term loan	125,000	—
Principal payments of term loan obligation	(3,125)	—
Repurchases of common stock	(43,775)	(67,780)
Excess tax benefit from share-based compensation	—	63
Proceeds from the exercise of stock options	29	1,117
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(147)	(1,141)
Dividend payments	(7,401)	(7,989)
Principal payments of debt obligations	(600)	(638)
Payments of capital lease obligations	(4)	(3)
Net cash used in financing activities	(2,459)	(10,371)
Effect of foreign exchange rates on cash	(736)	(2,264)
Net change in cash and cash equivalents	42,627	(19,100)
Cash and cash equivalents at the beginning of the period	57,179	52,300
Cash and cash equivalents at the end of the period	$99,806	$33,200
Supplemental disclosures of cash flow information:
Interest paid	$5,318	$4,002
Income taxes paid	$14,068	$24,663
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

During the nine months ended September 30, 2016 there were 3,340 shares, totaling $147 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries, as well as e-governance solutions to governmental agencies in the health and education sectors. Ebix provides various application software products for the insurance industry including data exchanges, carrier systems, broker systems, and agency systems, and custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, Dubai, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 27.8% and 22.7% of the Company’s total revenue for the nine months ended September 30, 2016 and 2015, respectively.
The Company’s revenues are derived from four product/service channels. Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Exchanges	$52,016	$46,209	$151,424	$139,712
Broker Systems	3,557	3,812	10,654	11,067
Risk Compliance Solutions (“RCS”)	18,076	15,754	53,489	41,218
Carrier Systems	959	1,038	2,681	3,281
Totals	$74,608	$66,813	$218,248	$195,278
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2016. The condensed consolidated December 31, 2015 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $4.7 million and $2.1 million in the first nine months of 2016 and 2015, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Sales and marketing expenses in the first nine months of 2016 include the deferment of $151 thousand (net of amortization) of certain direct-response advertising costs associated with our acquisition of Oakstone, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchases.
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

As of September 30, 2016 the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2016 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at September 30, 2016 and December 31, 2015 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$2,975	$2,975	$—	$—
Total assets measured at fair value	$2,975	$2,975	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$1,621	$—	$—	$1,621
Total liabilities measured at fair value	$1,621	$—	$—	$1,621

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2016 there were no transfers between fair value Levels 1, 2 or 3.

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

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2016 and during the year ended December 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2016	December 31, 2015
	(in thousands)

Beginning balance	$4,277	$5,367

Total remeasurement adjustments:
Gains included in earnings **	(1,726)	(1,533)
Reductions recorded against goodwill	(664)	(2,000)
Foreign currency translation adjustments ***	(266)	(73)

Acquisitions and settlements
Business acquisitions	—	2,516
Settlement payments	—	—

Ending balance	$1,621	$4,277

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end. Vertex earnout period expired in the third quarter of 2016 and gain was realized.	$(1,006)	$(1,533)

** recorded as an reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst acquisition)	$1,621	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Vertex, PB Systems, and Via Media acquisitions)	$4,277	Discounted cash flow	Projected revenue and probability of achievement
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $49.9 million of trade receivables stated at invoice billed amounts and $12.8 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $1.9 million. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $5.1 million of deferred revenue is included in billed accounts receivable at September 30, 2016. The Company recognized and recorded bad debt expense in the amount of $243 thousand and $700 thousand for the three and nine-month periods ended September 30, 2016 and $1.7 million and $2.0 million for the three and nine-month periods ended September 30, 2015, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the nine months ended September 30, 2016, $2.2 million of accounts receivable, which had been specifically reserved for in prior periods, were written off.

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
Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 and the year ended December 31, 2015 are reflected in the following table.

	September 30, 2016	December 31, 2015
	(In thousands)
Beginning Balance	$402,259	$402,220
Additions (see Note 3)	21,789	8,868
Purchase accounting adjustments for acquisitions provisionally recorded (see Note 3 "Business Combinations")	4,298	(2,099)
Contributed portions of CurePet investment to Joint Ventures,(see Note 8, "Investment in Joint Ventures")	—	(1,783)
Foreign currency translation adjustments	(283)	(4,947)
Ending Balance	$428,063	$402,259

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

Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$67,679	$76,275
Developed technology	15,012	15,121
Trademarks	2,683	2,729
Non-compete agreements	764	743
Backlog	140	140
Database	212	212
Total intangibles	86,490	95,220
Accumulated amortization	(48,339)	(43,372)
Finite-lived intangibles, net	$38,151	$51,848

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.7 million and $5.1 million for the three and nine months ended September 30, 2016, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2015, respectively.
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in India, Dubai, and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
The Company has applied the provisions under FASB update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied resulting in $341 thousand of unrecognized tax benefits have been applied against both the NOL carry forward amounts as of September 30, 2016 and December 31, 2015.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In August 2016 the FASB issued Accounting Standards Update ("ASU") No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This ASU addresses the following eight specific cash flow issues: Contingent consideration payments made after a business combination; distributions received from equity method investees; debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies; and beneficial interests in securitization transactions; and also addresses separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the ASU for those issuers would be applied prospectively as of the earliest date practicable. The Company will adopt this ASU in January 2017 and has not yet determined the impact of its adoption.
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
In February 2016 the FASB issued ASU 2016-02, "Leases (Topic 842)". This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e., operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. For operating leases there will have to be the recognition of a lease liability and a lease asset for all such leases greater than one year in term. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 5 for the Company’s current lease commitments. The Company is evaluating the impact that this new leasing ASU will have on its financial statements.
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
For public business entities, the amendments became effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company adopted this ASU during the third quarter of 2015 and its adoption did not have a material impact on its financial statements.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$24,067	$20,232	$69,218	$57,604
Basic Weighted Average Shares Outstanding	32,421	34,304	32,716	35,014
Dilutive effect of stock options and restricted stock awards	284	211	278	227
Diluted weighted average shares outstanding	32,705	34,515	32,994	35,241
Basic earnings per common share	$0.74	$0.59	$2.12	$1.65
Diluted earnings per common share	$0.74	$0.59	$2.10	$1.63

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the nine months ended September 30, 2016, the Company completed one business acquisition as follows:

Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $21.8 million, a non-controlling interest in the amount of $11.3 million, and recognized a $1.2 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income.  The valuation of the EbixHealth JV is considered preliminary as the allocation to the identified tangible and intangible assets (e.g. customer lists, trade name, developed technology), and the determination of the residual goodwill has yet to performed, but will be completed in line with the filing of the Company's 2016 annual report on Form 10-K. Previously, effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV").   Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.
During the year ended December 31, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. (a U.S. company) and PB Systems Private Limited (an Indian company) (together, being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is zero as of September 30, 2016. In the Company's Form 10-Q for the six months ended June 30, 2015, Form 10-Q for the nine months ended September 30, 2015, Form 10-K for the year ended December 31, 2015, and Form 10-Q for the three months ended March 31, 2016 the Company had disclosed that the valuation and purchase price allocation for the PB Systems acquisition was preliminary because all of the information necessary to determine the fair value of the acquired customer relationship intangible asset and fair value of the revenue-based earn out contingent liability was still in the process of being evaluated by management and the Company's external valuation firms. This evaluation was completed during the second quarter ended June 30, 2016 and resulted in a $1.8 million reduction to the developed technology intangible asset, a $1.6 million reduction to the customer relationship intangible asset, a $657 thousand reduction to the deferred tax liability, a $4.4 million reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $1.6 million reduction to goodwill to what was originally recorded in the second quarter of 2015. Additionally, since December 31, 2015 this resulted in a $8.2 million reduction to the customer relationship intangible asset, a $3.2 million reduction to the deferred tax liability, a $664 thousand reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $4.3 million increase to goodwill.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve- month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is zero as of September 30, 2016.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the nine months ended September 30, 2016 and 2015, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $2.4 million and $1.5 million, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $1.7 million to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $664 thousand to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of September 30, 2016, the total of these contingent liabilities was $1.62 million, of which none is reported in long-term liabilities, and $1.62 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.28 million, of which $2.57 million was reported in long-term liabilities, and $1.71 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions made during the nine months ended September 30, 2015 and September 30, 2016, which includes the acquisitions of Via Media Health (acquired in March 2015), PB Systems (acquired June 2015), and the EbixHealth JV (being fully consolidated effective July 1, 2016) as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2016 and 2015 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for the three months ended September 30, 2016 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$74,608	$74,608	$66,813	$69,854	$218,248	$224,534	$195,278	$211,013
Net Income attributable to Ebix, Inc.	$24,067	$24,067	$20,232	$19,574	$69,218	$68,249	$57,604	$56,206
Basic EPS	$0.74	$0.74	$0.59	$0.57	$2.12	$2.09	$1.65	$1.61
Diluted EPS	$0.74	$0.74	$0.59	$0.57	$2.10	$2.07	$1.63	$1.59

During the three months ended September 30, 2016 the Company's reported total operating revenues increased by $7.8 million or 12% to $74.6 million as compared to $66.8 million during the same period in 2015. Reported revenues were effected by the continuing weakening in the foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues by $348 thousand and $3.3 million for the three and nine months ended September 30, 2016, respectively.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues increased 7% and 6% for the three and nine months ending September 30, 2016, respectively, versus the same periods in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for Q3 2016 and Q3 2015 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being March 2015 for Via Media Health, June 2015 for PB Systems, and July 2016 for the EbixHealth JV.
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

Note 4: Debt with Commercial Bank

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting

September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 2.81%.

On October 8, 2015 Ebix exercised the $50 million accordion feature under the Regions Secured Credit Facility. TD Bank, NA was added to the syndication group along with four other bank participants which include Regions. The exercise of the accordion feature increased the Aggregate Revolving Commitment under the Credit Agreement to $240 million from the prior amount of $190 million.

As of September 30, 2016 the Company's consolidated balance sheet includes $3.38 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.7 million pertains to the revolving line of credit component of the Credit Agreement, and $676 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $540 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At September 30, 2016, the outstanding balance on the revolving line of credit under the Credit Agreement was $134.0 million and the facility carried an interest rate of 2.81%. During the nine months ended September 30, 2016, $50.0 million of draws were made off of the revolving credit facility. In June the revolving line of credit was refinanced in conjunction with the Second Amendment to the Credit Agreement with $125 million being converted to a term loan, with the resulting balance on the revolving line of credit being $104.0 million (including certain deferred financing costs and before a $15 million draw). The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. Prior to the Second Amendment, during the nine months period ended September 30, 2016, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $179.4 million and $226.5 million, respectively.

At September 30, 2016, the outstanding balance on the term loan was $121.9 million of which $12.5 million is due within the next twelve months, with the first repayment of $3.13 million having been made on September 30, 2016, as scheduled. This term loan also carried an interest rate of 2.81%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $109.4 million respectively at September 30, 2016.

Note 5: Commitments and Contingencies
Contingencies-On December 3, 2012, the Company received a subpoena and letter from the SEC dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents. The Company has had no substantive communication with the SEC since February 2014.

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

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014; and, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The parties have filed answers to the remaining claims in the Second Amended and Supplemented Complaint and discovery has commenced. On October 25, 2016, the Court entered an Order permitting Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which was then filed on October 26, 2016. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material impact on its financial operating results or financial position.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2021, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2016 and 2015. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2016 and 2015 was $4.7 million and $4.9 million, respectively.
Self Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2016, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $273 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ended in September 2016, was $2.9 million.

Note 6: Income Taxes
The Company recorded an income tax expense of $789 thousand (3.2%) and $1.1 million (1.6%) during the three and nine months ended September 30, 2016, respectively, which included discrete items for additions to the reserve for uncertain tax positions and prior year true-ups ups that resulted in a net tax expense charge that was more than offset by a tax benefit from transferring certain intellectual property intangible assets in Q2. The income tax expense exclusive of discrete items for the three and nine months ended September 30, 2016, respectively, is $139 thousand (0.0%) and $2.8 million (4.0%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 6%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended September 30, 2016 in Singapore, the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
As of September 30, 2016 a liability of $3.8 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2016 there was $650 and $700 thousand, respectively, in additions to this liability reserve. During the same periods in 2015, there were $486 thousand and $594 thousand in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues, and were the primary cause for the drop in 2016 revenues in Australia and Latin America. Specifically, during the first nine months of 2016 the change in foreign currency exchange rates decreased reported Australian operating revenues by ($733) thousand, and Latin America operating revenues by $(491) thousand. India's revenue for the nine months ending September 30, 2016 revenues increased $7.5 million due primarily to the various new e-governance contracts with a number of large clients. Europe's revenues increased $8.2 million due primarily to the execution and commencement of certain significant contracts.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Nine Months Ended September 30, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$157,480	$4,653	$3,933	$22,869	$4,384	$1,384	$10,076	$13,469	$—	$218,248
Long-lived assets	$384,511	$6,736	$7,328	$1,256	$17,505	$228	$80,636	$23,199	$54,333	$575,732
As of and for the Nine Months Ended September 30, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$150,873	$3,386	$4,399	$23,301	$3,855	$1,662	$2,548	$5,254	$—	$195,278
Long-lived assets	$374,639	$6,899	$5,843	$465	$68,805	$204	$73,921	$24,463	$—	$555,239

In the geographical information table above the significant changes to long-lived assets from September 30, 2015 to September 30, 2016 were comprised of a net $9.9 million decrease in the U.S. associated with transferring $28.8 million of goodwill connected with the December 2014 acquisition of Oakstone to India, partially offset by an increase in goodwill of $21.8 million associated with fully consolidating the operations of the EbixHealth JV into the Company's financial statements, a $51.3 million decrease in Singapore (net of deferred taxes) with a corresponding $54.3 million increase in Dubai due to transferring certain intangible assets.

Note 8: Investment in Joint Ventures

Effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity.

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV"). This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-

operating income in the accompanying Condensed Consolidated Statement of Income. The valuation of the EbixHealth JV is considered preliminary as the allocation to the identified tangible and intangible assets (e.g. customer lists, trade name, developed technology), and the determination of the residual goodwill has yet to performed, but will be completed in line with the filing of the Company's 2016 annual report on Form 10-K. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the nine months ending September 30, 2016 the Company recognized $1.4 million of revenue from IHC, and as of September 30, 2016 IHC had $752 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant FASB accounting literature, the Company had previously capitalized certain software and product related development costs associated with both its continuing medical education service offerings, and the development of a property and casualty underwriting insurance data exchange platform. During the nine months ended September 30, 2016, the Company capitalized $1.0 million of such development costs. As of September 30, 2016, a total of $3.2 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the nine months ended September 30, 2016, the Company recognized $1.0 million of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is eighteen months for the continuing medical education products, and six years for the property and casualty underwriting insurance data exchange platform.

Note 10: Other Current Assets

Other current assets at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Prepaid expenses	$10,718	$8,290
Sales taxes receivable from customers	30	120
Due from prior owners of acquired businesses for working capital settlements	945	1,021
Research and development tax credits receivable	383	898
Tax refunds receivable	347	—
Other	409	613
Total	$12,832	$10,942

Note 11: Subsequent Events

None.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2015 which is incorporated by reference herein and identified, and in Part II, Item 1A "Risk Factors" for the three months ended September 30, 2016 in this Form 10-Q, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•
Our ability to efficiently and effectively integrate acquired business operations, as discussed in Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements pertaining to the business acquisitions we have made;

•
Note 4 of the Notes to the Condensed Consolidated Financial Statements, "Debt with Commercial Bank" and our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•
Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in Managements Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") regarding uncertainties pertaining to the actual ultimate cost of our legal contingencies;

•	MD&A and the analysis of the three and nine month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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

Company Overview
Ebix, Inc. is a global supplier of software and e-commerce solutions to the insurance, financial, and healthcare industries, as well as e-governance solutions to governmental agencies in the health and education sectors. Ebix provides a variety of application software products for the insurance industry including carrier systems, broker systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transaction processing in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance sector companies in the world.
The insurance industry continues to undergo significant consolidation driven by the need for, and benefits from, economies of scale and scope in providing insurance services in a competitive environment. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. In particular the insurance industry has continued to experience an increase in initiatives designed to reduce paper-based processes and to improve efficiency both at the back-end and consumer-end sides. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges. Changes in the insurance industry are expected to create new opportunities for the Company.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Santa Barbara, Pasadena and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Grove City, Ohio; Bohemia, New York; Norwalk and New Britain, Connecticut; Portland, Michigan; Birmingham, Alabama; Iselin, New Jersey as well as an additional operations office in Johns Creek, Georgia. The Company also has multiple operating facilities and offices in Australia, Brazil, Thailand, New Zealand, the United Kingdom, Canada, Singapore, Dubai, and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended September 30, 2016 and 2015
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 27.2% and 20.9% of the Company’s total revenue for the three months ended September 30, 2016 and 2015, respectively.
Ebix’s revenue streams come from four product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2016	2015	2016	2015
Exchanges	$52,016	$46,209	$151,424	$139,712
Broker Systems	3,557	3,812	10,654	11,067
Risk Compliance Solutions (“RCS”)	18,076	15,754	53,489	41,218
Carrier Systems	959	1,038	2,681	3,281
Totals	$74,608	$66,813	$218,248	$195,278

During the three months ended September 30, 2016 our total operating revenues increased $7.8 million or 12%, to $74.6 million as compared to $66.8 million during the third quarter of 2015. Revenues increased primarily due to the signing and initiation of new customer contracts in the exchange and RCS channel areas; most notably the PPL insurance underwriting exchange platform contract in London and the e-governance contracts in India. Also generating the comparative year over year revenue increase are the revenues from each of the EbixHealth JV and Ebix Vayam Limited JV which Ebix acquired a 51% controlling equity position (refer to Note 8 accompanying the enclosed condensed consolidated financial statements for discussion of the EbixHealth JV). Partially offsetting these revenue increases was the adverse effect of the weakened foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the U.S. dollar. Specifically, the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the third quarter 2016 by $348 thousand.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the table in Note 3 "Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $4.8 million or 6.8% for Q3 2016 versus the Q3 2015 whereas correspondingly, the reported revenue for the three months ended September 30, 2016 increased by $7.8 million or 11.7% from the reported revenue during the same period in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for Q3 2016 and Q3 2015 only includes the revenues from these businesses since the effective date that they were acquired by Ebix, being March 2015 for Via Media Health, June 2015 for PB Systems, and July 2016 for the EbixHealth JV. The 2015 pro forma financial information includes a full three months of results for Via Media Health, PB Systems, and the EbixHealth JV as if they had been acquired or consolidated on January 1, 2015.
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

Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $4.6 million or 26%, to $22.4 million in the third quarter of 2016 as compared to $17.8 million in the third quarter of 2015. This increase is primarily due to costs associated with fully consolidating the EbixHealth JV and Ebix Vayam Limited JV, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV, partially offset by $989 thousand of reductions in Ebix's pre-existing core internal personnel costs.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $0.2 million or 3%, to $8.6 million during the third quarter of 2016 as compared to $8.3 million during the third quarter of 2015. This increase is attributable to additional personnel costs for our growing employee base in our continually expanding product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $658 thousand or 17%, to $4.46 million in the third quarter of 2016 as compared to $3.81 million in the third quarter of 2015. This increase is due to additional direct mail marketing costs in support of our continuing medical education services.
General and Administrative Expenses
Reported general and administrative expenses remained flat at $12.13 million for the third quarter of 2016 quarter and 2015. Personnel and related expenses were up $735 thousand, audit and legal expenses were up $465 thousand, and facilities expenses were up $350 thousand, with these comparative cost increases being offset by a $1.4 million comparative reduction to accounts receivable bad debt expense (being $243 thousand in Q3 2016 versus $1.6 million in Q3 2015), and a $1.2 million reduction to contingent earn out liabilities resulting from the remeasurements of and adjustments to the contingent earn out liabilities associated with the acquisitions of Via Media (March 2015), and PB Systems (June 2015) for which the liabilities were reduced by $889 thousand and $326 thousand respectively
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $27 thousand or 1% to $2.74 million in the third quarter of 2016 as compared to $2.77 million in the third quarter of 2015, due primarily to lower amortization costs associated with certain fully amortized intangible assets previously acquired in connection with purchased businesses.
Interest Income
Interest income increased $573 thousand or 924% to $635 thousand in the third quarter of 2016 as compared to $62 thousand in the third quarter of 2015, due to a 196% increase in average cash balances held during Q3 of 2016 versus Q3 of 2015 which increased to $88.9 million from $30.0 million.
Interest Expense
Interest expense increased $864 thousand or 82%, to $1.9 million in the third quarter of 2016 as compared to $1.1 million in the third quarter of 2015. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 46% to $244.5 million during Q3 2016 from $167.9 million during Q3 of 2015, as well as an increase in the underlying interest rate which increased to 2.81% for 2016 versus 2.00% for 2015.
Foreign Currency Exchange Loss
Net foreign currency exchange gains for the three months ended September 30, 2016 in the amount of $578 thousand consists of $551 thousand of gains incurred upon the settlement of receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $27 thousand of unrealized gains pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Non-Operating Income
The non-operating income for the three month ended September 30, 2016 in the amount of $1.2 million is due to the recognition of a gain on the Company's previously carried 40% equity interest in the EbixHealth JV, for which a new contemporaneous valuation of the business was completed in conjunction with Ebix purchasing and additional equity stake in the joint venture providing the Company a 51% controlling interest in the joint venture during the third quarter (refer to Note 8 to the accompanying Condensed Consolidated Financial Statements).
Income Taxes
The Company recorded an income tax expense of $789 thousand (3.2%) and $1.1 million (1.6%) during the three and nine months ended September 30, 2016, respectively, which included discrete items for additions to the reserve for uncertain tax positions and prior year true-ups ups that resulted in a net tax expense charge that was more than offset by a tax benefit from transferring certain intellectual property intangible assets in Q2. The income tax expense exclusive of discrete items for the three months ended September 30, 2016 and 2015, respectively, is $139 thousand (0.0%) and $1.7 million (7.5%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 6%.

The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company also had income during the quarter ended September 30, 2016 in Singapore, the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.

Results of Operations — Nine Months Ended September 30, 2016 and 2015
Operating Revenue
During the nine months ended September 30, 2016 our total operating revenues increased $23.0 million or 12%, to $218.2 million as compared to $195.3 million during the same period in 2015. Revenues increased primarily due to the signing and initiation of new customer contracts in the exchange and RCS channel areas; most notably the PPL insurance underwriting exchange platform contract in London and the e-governance contracts in India. Also generating the comparative year over year revenue increase are the revenues from the EbixHealth JV and Ebix Vayam Limited JV for which Ebix acquired a 51% controlling equity position (refer to Note 8 accompanying the enclosed condensed consolidated financial statements for further discussion of the EbixHealth JV), and comparative incremental revenue from the June 2015 acquisition of PB Systems (2015 YTD results only have 4 months of said revenue). Reported revenues were adversely effected by the weakened of the foreign currencies in which we conduct operations (particularly in Australia, Brazil, Great Britain, and India) as compared to the U.S. dollar. Specifically, the adverse impact from fluctuations in the exchange rates for the foreign currencies in the countries in which we conduct operations in the aggregate reduced reported revenues for the nine months ending September 30, 2016 by $3.3 million. International revenue accounted for 27.8% and 22.7% of the Company’s total revenue for the nine months ended September 30, 2016 and 2015, respectively.
With respect to business acquisitions completed during the years 2016 and 2015 on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $13.5 million or 6.4% for nine months ended September 30, 2016 versus the same nine month period in 2015, whereas correspondingly the reported revenue for the nine month ended September 30, 2016 increased by $23.0 million or 11.8% from the reported revenue during the same period in 2015. The 2016 and 2015 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2015, whereas the Company's reported financial statements for the nine months period ended September 30, 2016 and 2015 only includes the revenues from these businesses since the effective date that they were acquired or fully consolidated by Ebix, being March 2015 for Via Media Health, June 2015 for PB Systems, and July 2016 for the EbixHealth JV. The 2015 pro forma financial information includes a full nine months of results for Via Media Health, PB Systems, and the EbixHealth JV as if they had been acquired on January 1, 2015.
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

Cost of Services Provided
Costs of services provided increased $6.6 million or 12%, to $62.6 million in the the nine months ended September 30, 2016 as compared to $56.0 million during the same period of 2015. This increase is primarily due to costs associated with fully consolidating the EbixHealth JV and Ebix Vayam Limited JV, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV, partially offset by $2.9 million of reductions in Ebix's pre-existing core internal personnel costs.
Product Development Expenses
Product development expenses increased $2.2 million or 10%, to $24.9 million for the nine months ended September 30, 2016 as compared to $22.7 million during the same period of 2015. This increase is attributable to additional personnel costs for our continued growing employee base for our expanded product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $2.2 million or 20%, to $13.0 million in the the nine months ended September 30, 2016 as compared to $10.8 million during the same period of 2015. This increase is due to additional direct mail marketing costs in support of our continuing medical education services offerings.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million or 6%, to $37.0 million in the the nine months ended September 30, 2016 as compared to $35.0 million during the same period of 2015. This comparative year over year rise in general and administrative expenses is due to $3.2 million of increased personnel related costs (principally salaries, share-based compensation, payroll taxes and insurance benefits), and $384 thousand of increased legal, audit, and investor relational professional costs. These cost increases were partially offset by a $1.3 million comparative reduction to accounts receivable bad debt expense (being only $700 thousand for the nine months ended September 30, 2016 versus $2.0 million for the same nine month period in 2015). Also, favorably impacting reported general and administrative expenses was a net $1.8 million reduction to contingent earn out liabilities resulting from the remeasurements of and adjustments to the contingent earn out liabilities associated with the acquisitions of Vertex (October 2014),Via Media (March 2015), and PB Systems (June 2015) for which the liabilities were reduced by $720 thousand, $1.5 million, and $326 thousand respectively and Qatarlyst (April 2013) for which the liability was increased by $780 thousand. $326 thousand of the PB Systems earn out liability reduction was recorded as a reduction to general and administrative expenses, and $664 thousand recorded as a reduction to goodwill based on the facts that were available at the time the business acquisition was consummated. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During the nine months ended September 30, 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses. The cause for the Vertex,Via Media, and PB Systems contingent liability reductions were due to the fact that the acquired businesses earn out revenue targets were based on revenue run rates at the time of the acquisitions, their growth trajectories, and their client contracts in hand at the time the businesses were acquired, while in recent times their revenues have been impacted downwards by certain unforeseen changes in terms of the pace of project implementation and resource budget allocation by some of their key clients. The cause for the Qatarlyst contingent liability increase is due to Q1 2016 signing of the PPL insurance underwriting exchange platform contract in London, and the assured revenue stream to be forthcoming from this arrangement.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $156 thousand or 2% to $8.1 million in the nine months ended September 30, 2016 as compared to $7.9 million during the same period of 2015, due to additional depreciation expense in connection with the build out and purchase of equipment for our new corporate headquarters office and campus facilities in Johns Creek, Georgia, and our expanding product development facilities in India.
Interest Income
Interest income increased 630% to $1.2 million in the nine months ended September 30, 2016 as compared to $167 thousand during the same period of 2015, due to a 118% increase in average cash balances held during nine months ending September 30, 2016 versus for the same nine month period in 2015 which increased to $76.0 million from $34.8 million.
Interest Expense
Interest expense increased $3.0 million or 124% to $5.4 million in the nine months ended September 30, 2016 as compared to $2.4 million during the same period of 2015. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 57% to $227.3 million during nine months ending September 30, 2016 from $145.1 million for the same nine month period in 2015, as well as an increase in the underlying interest rate which increased to 2.81% for 2016 versus 2.00% for 2015.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the nine months ended September 30, 2016 in the amount of $852 thousand of gains consists of $682 thousand of gains realized upon the settlement of receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $171 thousand of unrealized gains pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded an income tax expense of $1.1 million (1.6%) and $5.4 million (8.6%) during the nine months ended September 30, 2016 and 2015, respectively, which included discrete items for additions to the reserve for uncertain tax positions and prior year true-ups ups that resulted in a net tax expense charge that was more than offset by a tax benefit from transferring certain intellectual property intangible assets in Q2. The income tax expense exclusive of discrete items for the nine months ended September 30, 2016 and 2015, respectively, is $2.8 million (4.0%) and of $5.2 million (8.2%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 6%.

The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company also had income during the quarter ended September 30, 2016 in Singapore, the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of it's fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, the Company's commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S. and Great Britain, and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic and accretive business acquisitions in the insurance services sector, and to re-purchase shares of our common stock as market conditions warrant.

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
Our cash and cash equivalents were $99.8 million and $57.2 million at September 30, 2016 and December 31, 2015, respectively. The $8.97 million of restricted cash on the condensed consolidated balance sheet is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 8, 2016 are presented in the table below (figures denominated in thousands):

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Sweden	Total
Cash and ST investments	$15,101	$2,496	$865	$7,934	$36,079	$2,050	$35,119	$12,311	$6	$111,961
Our current ratio increased to 2.60 at September 30, 2016 , modestly up from 2.28 at December 31, 2015 and accordingly our working capital position increased to $114.1 million at September 30, 2016 from $65.6 million at the end of 2015. Our short-term liquidity has improved due to increased cash and cash equivalent balances on hand, increased outstanding trade accounts receivables, and additional prepaid expense assets, partially offset by the $12.5 million of short term liability associated with the term loan component of the amended syndicated financing agreement with Regions Bank . The Company's days sales outstanding in accounts receivable ("DSO") was 73 days at September 30, 2016 up 8 days from 65 days at June 30, 2016, due principally to greater aging of the customer accounts receivable in our Canadian and India subsidiaries, and within the two joint venture operations that Ebix has a controlling position, particularly the Ebix Vayam joint venture in India in which the contracts with the local government agencies have protracted payment terms.
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
During the nine months ended September 30, 2016, the Company completed one business acquisition as follows:
During the nine months ended September 30, 2016, the Company did not have any business acquisitions.
Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $21.8 million, a non-controlling interest in the amount of $11.2 million, and recognized a $1.16 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income.  The valuation of the EbixHealth JV is considered preliminary as the allocation to the identified tangible and intangible assets (e.g. customer lists, trade name, developed technology), and the determination of the residual goodwill has yet to performed, but will be completed in line with the filing of the Company's 2016 annual report on Form 10-K. Previously, effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV").   Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.
During the year ended December 31, 2015, the Company completed two business acquisitions, as follows:
The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus a possible future one-time contingent earnout payment of up to $8.0 million based on earned revenues and the reported EBITDA margins over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is zero as of September 30, 2016. In the Company's Form 10-Q for the six months ended June 30, 2015, Form 10-Q for the nine months ended September 30, 2015, Form 10-K for the year ended December 31, 2015, and Form 10-Q for the three months ended March 31, 2016 the Company had disclosed that the valuation and purchase price allocation for the PB Systems acquisition was preliminary because all of the information necessary to determine the fair value of the acquired customer relationship intangible asset and fair value of the revenue-based earn out contingent liability was still in the process of being evaluated by management and the Company's external valuation firms. This evaluation was completed during the second quarter ended June 30, 2016 and resulted in a $1.8 million reduction to the developed technology intangible asset, a $1.6 million reduction to the customer relationship intangible asset, a $657 thousand reduction to the deferred tax liability, a $4.4 million reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $1.6 million reduction to goodwill to what was originally recorded in the second quarter of 2015. Additionally, since December 31, 2015 this resulted in a $8.2 million reduction to the customer relationship intangible asset, a $3.2 million reduction to the deferred tax liability, a $664 thousand reduction to the revenue-based earn out contingent liability, and a corresponding and offsetting $4.3 million increase to goodwill.
The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn out consideration is zero as of September 30, 2016.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then-assessed fair value and adjusted if necessary. As of September 30, 2016, the total of these contingent liabilities was $1.62 million, of which none is reported in long-term liabilities, and $1.62 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.28 million, of which $2.57 million is reported in long-term liabilities, and $1.71 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. During the first, second, and third quarters of 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
Operating Activities
Net cash provided by our operating activities was $53.1 million for the nine months ended September 30, 2016. The primary components of the cash provided by our operating activities during the nine month period consisted of net income of $69.2 million, net of $(328) thousand of unrealized foreign currency exchange gains, $8.1 million of depreciation and amortization, $133 thousand of net income attributable to a non-controlling interest, $2.1 million of non-cash share-based compensation, $(1.7) million of reductions to acquisition related contingent earn out liabilities, $1.0 million of amortization of capitalized software development costs, and the $(1.2) million gain on carrying value of investment in joint venture. Partially offsetting this net cash inflow was $(24.3) million of working capital requirements primarily due to increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued operating and payroll expenses. During the nine months ended September 30, 2016 the Company made $14.1 million of tax payments including $8.3 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Net cash used by our operating activities was $25.7 million for the nine months ended September 30, 2015. The primary components of the cash used in operations during that prior year nine month period consisted of net income of $57.6 million, net of $(2.0) million of unrealized foreign currency exchange gains, $7.9 million of depreciation and amortization, $1.2 million of non-cash share-based compensation, and $(1.5) million of non-cash reductions to acquisition earnout contingent liabilities. Partially offsetting this net cash inflow was $(37.6) million of working capital requirements primarily associated with increased outstanding trade accounts receivable and the cash payment of the $20.5 million assessment (including interest of $1.6 million) stemming from the resolution of the Internal Revenue Service's previously disclosed audit of Ebix’s income tax returns for the taxable years 2008 through 2012.

Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2016 was $7.2 million, of which $2.5 million was used for the expansion of our product development facilities in India, $1.1 million was used for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $664 thousand was used to purchase equipment to support certain of our data exchange facilities within our foreign operations, $1.0 million was used for software development costs that were capitalized, $1.1 million was used for the purchase of marketable securities (specifically bank certificates of deposit), and $696 thousand was used to make the 11% additional controlling equity investment in the EbixHealth JV (net of $1.3 million of cash acquired).

Net cash used for investing activities during the nine months ended September 30, 2015 was $32.1 million, of which
$11.5 million was used for the acquisition of P.B. Systems (net of cash acquired), $8.7 million was used for buying additional land adjacent to, and the continued interior build out of our global corporate headquarters campus in Johns Creek, Georgia, $6.0 million was used for the Company's 40% investment in the IHC joint venture, $1.0 million was used for the acquisition of Via Media Health, and $4.0 million of capital expenditures pertaining to the enhancement of our technology platforms and the purchases of operating equipment to support our expanding operations, and $940 thousand was used for the purchase of marketable securities.

Financing Activities
During the nine months ended September 30, 2016 net cash used by financing activities was $2.5 million which consisted of $43.8 million used to repurchase 1.12 million shares of our common stock, $7.4 million was used to pay quarterly dividends to our common stockholders, $3.13 million was used to make the scheduled payments against the existing term loan with Regions, and $600 thousand was used to service other debt obligations. Almost completely offsetting these cash outflows was $52.6 million of net cash inflow provided from the refinancing and borrowing from the recently amended and expanded syndicated credit facility with Regions Bank.

During the nine months ended September 30, 2015 net cash used by financing activities was $10.4 million which consisted of $8.0 million used to pay quarterly dividends to our common stockholders, $67.8 million used to repurchase 2.47 million shares of our common stock, and $641 thousand used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $66.0 million provided by draws off the Company's revolving credit facility and $39 thousand was provided from the exercise of stock options.
Commercial Bank Financing Facility

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.125 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 2.81%.

On October 8, 2015 Ebix exercised the $50 million accordion feature under the Regions Secured Credit Facility. TD Bank, NA was added to the syndication group along with four other bank participants which include Regions. The exercise of the accordion feature increased the Aggregate Revolving Commitment under the Credit Agreement to $240 million from the prior amount of $190 million.

At September 30, 2016 the Company's consolidated balance sheet includes $3.38 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.7 million pertains to the revolving line of credit component of the Credit Agreement, and $676 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $540 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At September 30, 2016, the outstanding balance on the revolving line of credit under the Credit Agreement was $134.0 million and the facility carried an interest rate of 2.81%. During the nine months ended September 30, 2016, $50.0 million of draws were made off of the revolving credit facility. In June the revolving line of credit was refinanced in conjunction with the Second Amendment to the Credit Agreement with $125 million being converted to a term loan, with the resulting balance on the revolving line of credit being $104.0 million (including certain deferred financing costs and before a $15 million draw). The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets.

During the nine months period ended September 30, 2016, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $179.4 million and $226.5 million, respectively.

At September 30, 2016, the outstanding balance on the term loan was $121.9 million of which $12.5 million is due within the next twelve months, with the first repayment of $3.13 million being having been made on September 30, 2016. This term loan also carried an interest rate of 2.81%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $109.4 million respectively at September 30, 2016.

Off-Balance Sheet Arrangements
We do not engage in off balance sheet financing arrangements.

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
Valuation of Contingent Liabilities related to Earn Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2016 and 2015 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $2.4 million and $1.5 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $1.7 million to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $664 thousand to goodwill as reported on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the total of these contingent liabilities was $1.62 million.
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
Foreign Currency Matters
The functional currency for the Company's foreign subsidiaries in India, Dubai, and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Dubai and Singapore subsidiary, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars; however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2016 and 2015 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized losses of $1.0 million and $14.2 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.4 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2016 the Company had $255.9 million of outstanding debt obligations which consisted of a $121.9 million term loan and a $134.0 million balance on our commercial banking revolving line of credit. The Company's revolving line of credit bears interest at the rate of LIBOR plus 1.50%, and stood at 2.81% at September 30, 2016. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $430 thousand and $117 thousand for the nine months ended September 30, 2016 and 2015, respectively. The Company's average cash balances during the nine months ended September 30, 2016 were $76.0 million and its existing cash balances as of September 30, 2016 were $99.8 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $244 thousand and $34 thousand for the nine months ended September 30, 2016 and 2015, respectively.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2016 and 2015. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2015 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On December 3, 2012, the Company received a subpoena and letter from the SEC dated November 30, 2012, stating that the SEC is conducting a formal, non-public investigation styled In the Matter of Ebix, Inc. (A-3318) and seeking documents primarily related to the issues raised in the In re: Ebix, Inc. Securities Litigation. On April 16, 2013, the Company received a second subpoena from the SEC seeking additional documents. The Company has cooperated with the SEC to provide the requested documents. The Company has had no substantive communication with the SEC since February 2014.

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

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. The remaining claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim against the individual Defendants for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim against the individual Defendants for breach of fiduciary duty to the Company in causing incentive compensation to be awarded to themselves and others under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty by the individual Defendants in adopting certain bylaw amendments on December 19, 2014; and, (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law. Lead Plaintiffs seek declaratory relief with respect to the 2010 Stock Incentive Plan, the 2010 Proxy Statement, and the bylaw amendments. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. The parties have filed answers to the remaining claims in the Second Amended and Supplemented Complaint and discovery has commenced. On October 25, 2016, the Court entered an Order permitting Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which was then filed on October 26, 2016. The Company denies any liability and intends to defend the action vigorously.
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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2016, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3) (4)
Period

As of December 31, 2015 (3)	10,777,820	10,777,820	$—	$88,558,000
January 1, 2016 to March 31, 2016	465,560	465,560	$30.00	$74,590,000
April 1, 2016 to June 30, 2016	543,630	543,630	$44.56	$50,363,000
July 1, 2016 to July 31, 2016	30,000	30,000	$52.53	$48,787,200
August 1, 2016 to August 31, 2016	—	—	$—	$48,787,200
September 1, 2016 to September 30, 2016	58,200	58,200	$54.73	$45,602,100
Total	11,875,210	11,875,210		$45,602,100

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

Ebix, Inc.
Date:	November 9, 2016	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ Robert F. Kerris
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
101.0
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith