Form 10-K
period 2016-12-31
EBIX INC
filed 2017-03-01
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐ No ☑
As of February 27, 2017, the number of shares of Common Stock outstanding was 31,499,246. As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ Global Capital Market on such date, was approximately $1.17 billion (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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
This Form 10-K contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding future economic conditions, operational performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market, potential acquisitions and management's plans and objectives. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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
Except as expressly required by the federal securities laws, the Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein, to reflect future events, developments or changed circumstances, or for any other reason.
Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto.
You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC's web site, www.sec.gov.

PART I

Item 1. BUSINESS

Company Overview
Ebix, Inc. (“Ebix”, the “Company,” “we” or “our”), a Delaware corporation, was founded in 1976 as Delphi Systems, Inc., a California corporation. In December 2003 the Company changed its name to Ebix, Inc. The Company is listed on the NASDAQ Global Market.
Ebix is a leading international supplier of software and e-commerce solutions to the insurance, finance, and healthcare industries. Ebix provides application software products for the insurance industry including carrier systems, agency systems and data exchanges, as well as custom software development. During the year ended December 31, 2016, approximately 69% of Ebix revenues came from on-demand insurance exchanges.
Our goal is to be the leading powerhouse of insurance transactions in the world. The Company’s technology vision is to focus on the convergence of all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has initially been made. Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and requirements. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and Web and application hosting to meet the individual needs of organizations.

Acquisition & Integration Strategy

The Company views business acquisitions as an integral part of the Company's growth strategy, an efficient way to further expand its reach in the insurance sector, and an effective utilization of the operating cash generated from its business. However, the management does not believe that this acquisition strategy is entirely critical to its future profitability or liquidity. We look at making complimentary accretive acquisitions as and when the Company has sufficient liquidity, stable cash flows, and access to financing at attractive interest rates to do so, if necessary.

The Company seeks to acquire businesses that are synergistic to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand based solutions that simplify insurance industry transaction processing by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into one of two different categories: one, wherein the acquired company has products and/or services that are competitive to our existing products and services; and two, wherein the acquired company's products and services are a complement to and an extension of our existing products and services.

In cases where an acquired company's products and services are competitive to our existing products and services, the Company immediately strives towards the goal of providing a single product or service in the functional area, with a common code base around the world rather than having multiple products addressing the same need. In each case, the Company immediately works towards assimilating the best of breed functionality on a common architecture approach, to provide a single product or service to our end customers. The Company's goal remains to provide an easy to use solution for our customer base, while ensuring that any product or service integrates seamlessly with other existing or outside functionalities. Irrespective of whether the acquired company's product/service is retired or the existing product/service is retired, the Company is focused on maximizing operational efficiency for our business while creating new cutting edge products and services that can replace both existing or acquired product or service offerings in order to make future product sales and maintenance more efficient.

Once an acquisition is consummated, the infrastructure, personnel resources, sales, product management, development, and other common functions are integrated with our existing operations to ensure that efficiencies are maximized and redundancies eliminated. We generally do not maintain separate sales, development, product management, implementation or quality control functions post-closing so as to ensure that the integration is efficient across all fronts. The Company integrates and where appropriate centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, and quality assurance immediately after an acquisition, to ensure that the Company can maximize on cost efficiencies. While doing so, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services making it neither practical nor feasible to precisely separately track and disclose the specific earnings impact from the business combinations we have executed after they have been acquired. Consequently the concept of “acquisitive growth” versus “organic growth” becomes rather obscure given the dynamics and underlying operating principals of Ebix's acquisition, integration, and growth strategy. This tactic is a key part of our business strategy that facilitates high levels of efficiency, operating income margins and consistent end-to-end vision for our business, and differentiates the Company from our competitors. Our plan is to make niche acquisitions in the insurance, e-learning, healthcare and finance sector, integrate them seamlessly into the Company and make them efficient by implementing Ebix's standardized processes, with the goal of increasing operating profits and cash flows for the Company.

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

The Company's integration strategies are targeted at improving the efficiency of our business, centralizing key functions, exercising better control over our operations, and providing consistent technology and product vision across all functions, entities and products. This is a key part of our business philosophy designed to enable Ebix to operate at a high level of efficiency and facilitate a consistent end-to-end vision for the industry.

Recent Strategic Business Acquisitions
Effective November 1, 2016 Ebix acquired Wdev Solucoes em Technologia SA ("Wdev"), a Brazilian company that provides IT services and software development for the Latin American insurance industry. Ebix acquired Wdev for upfront cash consideration in the amount of $10.5 million, plus possible future contingent earn out payments of up to $15.7 million based on earned revenues over the subsequent thirty-eight month period following the effective date of the acquisition. $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the Wdev acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
Effective November 1, 2016 Ebix acquired the assets of IHAC, Inc., d.b.a Hope Health ("Hope"), a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope for $1.72 million. The valuation and purchase price allocation for the Hope acquisition remains preliminary and will be finalized prior to June 30, 2017.
Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Previously, effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC"), formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV"). Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all of its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to June 30, 2017.
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

Effective October 1, 2014 Ebix acquired Vertex, Incorporated ("Vertex") in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix's goal with this business acquisition was to establish a non-aligned worldwide strategic management consulting practice targeted at the insurance, healthcare and financial industries. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix.

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

Other Recent Significant Transactions

In November 2015 the Company completed a restructuring of its international operations with the formation and establishment of a wholly owned subsidiary, Ebix International Holdings Limited, a private limited company incorporated under the laws of England, and the subsequent contribution of all of Ebix's underlying foreign subsidiaries in Sweden, Australia, Singapore, India, Dubai, New Zealand, Latin America, Canada, Mauritius, and New Zealand to this newly formed entity.
The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Dubai office; and also has domestic and international operations spread across 40+ offices. Amongst other offices, the Company also has operating facilities and offices in Australia, Brazil, New Zealand, Singapore, the United Kingdom, Canada and India. In these operating offices, Ebix employs skilled technology and business professionals who provide products, services, support and consultancy services to more than 16,000 customers across six continents.
The Company reports as a single segment. The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Exchanges	$206,427	$190,746	$169,437
Broker P&C Systems	14,105	14,481	17,948
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	74,196	55,917	21,813
Carrier P&C Systems	3,566	4,338	5,123
Totals	$298,294	$265,482	$214,321
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K. See Item 1A (Risk Factors) for discussion of certain risks related to our foreign operations.
Industry Overview
The insurance industry markets have initiatives to reduce paper-based processes and facilitate improvements in the efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved both insurance carriers and insurance brokers and is directly impacting the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets.
Products and Services
The Company’s product and service strategy focus on: (a) expansion of connectivity between consumers, agents, carriers, and third party providers through its Exchange family of products in the life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors worldwide namely the EbixExchange family of products; (b) worldwide sales and support of P&C back-end insurance and broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; (d) risk compliance solution services, which include insurance certificate origination, certificate tracking, claims adjudication call center, consulting services and back office support; and (e) e-governance/e-learning solutions in emerging world markets.
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
Exchanges: This channel forms the primary focus of the Company across the world. Ebix operates data exchanges in the areas of life insurance, annuities, employee health benefits, risk management, workers compensation, insurance underwriting, and P&C insurance. Each of these exchanges connects multiple entities within the insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States. The P&C exchanges operate primarily in Australia, New Zealand, the United Kingdom, and Brazil. Exchange revenue is derived from two main sources, namely subscription fees associated with accessing the exchange and transaction fees charged for each data transaction processed on an Ebix Exchange, with a transaction being defined as the exchange of data between any two entities using an exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards. Accordingly, insurance companies work with Ebix or third party vendors to interface an exchange with their back-end systems. Since each exchange is built based on industry standards, the system/exchange interfaces can be built by Ebix or any other third party vendor, at the client’s option. If Ebix builds the interfaces, additional revenue is derived in the form of professional services charged on time and materials basis.
Broker P&C Systems: The Company's main focus in this channel is on markets outside the United States. The Company does not believe that the United States broker systems market can provide Ebix with the operating margin levels that it seeks. The number of independent brokers has been steadily decreasing in the country and the space is fairly crowded in terms of the number of software players addressing the market. Consequently, Ebix’s primary focus in the area of broker systems is on designing and deploying back-end systems for international P&C insurance brokers who are seeking a worldwide system solution. Ebix has three back-end systems in this area: eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources — specifically subscription license-based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. Each of these products are continually being redesigned, recoded and updated to adhere to the most current prevailing technologies.
Risk Compliance Solutions ("RCS"): Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material based consulting engagements to clients across the world, the creation and tracking of certificates of insurance issued in the United States and Australian markets, the provision of claims adjudication and settlement, call center, and back office support. Ebix focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. With respect to our insurance certificate related business outsourcing service, Ebix provides a software-based service for the issuance of certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is created. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue for each certificate tracked.
Carrier P&C Systems: This channel is the smallest part of the Company's business, since the Company has continued to de-emphasize its attention to this sector, while focusing its efforts primarily on Exchanges, Healthcare, e-Governance, and e-Learning. Ebix’s work in the area of carrier systems pertains to the designing and deploying on-demand back-end systems for P&C insurance companies. Revenue from these services is derived from subscription revenues or license revenues from clients and time and material fees charged to customize these products to an insurance company’s specific functional requirements.
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
The Company has spent $33.0 million, $30.7 million, and $26.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
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
The Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Dubai, Singapore, and India, which provides it a competitive edge. With its strong focus on quality, our Indian operations deliver cutting edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the United States. Ebix continues to expand its India operations as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building this knowledge base combined with the ability to hire more professional resources at India's lower cost structure has enabled Ebix to consistently protect its knowledge base and to deliver projects in a cost effective fashion. The following is a closer and more detailed discussion of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange — Ebix operates a straight through processing end-to-end Life Exchange service that has three life insurance exchanges in the United States — namely Winflex, TPP, and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, TPP is an underwriting and highly customized electronic application platform for Life insurance, while LifeSpeed is an order entry platform for life insurance. Each of these exchanges are presently deployed in the United States and the Company is also continuing to deploy them in other parts of the world. Ebix has one main competitor in the life exchange area: iPipeline. Ebix differentiates itself from this competitor by virtue of having an end-to-end solution in the market as with all of its exchanges being interfaced with other broker systems and customer relationship management

("CRM") services such as EbixCRM. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange — Ebix operates a straight through processing end-to-end Annuity Exchange service that has three life insurance exchanges in the United States - namely AnnuityNet, AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGAs”), and other entities involved in annuity transactions. These exchanges are mainly deployed in the United States, while the Company endeavors to make efforts to deploy it in other parts of the world, such as Latin America and Australia. Ebix deployed its AN4 service that was fully developed internally by Ebix, and is highly scalable, customizable and can be delivered over the cloud. Ebix has one main competitor in the annuity exchange area, iPipeline. Again, Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and customer relationship management (CRM) services such as EbixCRM. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
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
Employee Benefits - Ebix currently provides employee benefit and health insurance exchange services using four platforms namely Facts, LuminX , HealthConnect and EbixEnterprise. EbixEnterprise, which we built from the ground up, is the most recent Enterprise Health Exchange being deployed by Ebix across all 50 states. Collectively, these platforms service approximately nine million lives and produce hundreds of thousands of health insurance quotes annually. These platforms are sold to health carriers and third party administrators. These platforms provide the full range of services such as employee enrollment, claims adjudication, accounting, employee benefits administration accounting and compliance. The HealthConnect insurance quoting portals service the individual and small group marketplace. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest employee benefits software player in the market in the US while there are other smaller size competitors, such as BenefitFocus and Ultimate Software.
A.D.A.M. Health Solutions - Ebix provides multimedia health content, training, patient education, and continuing education that targets large diversified websites, doctors, consumer health portals, country governments, hospitals, healthcare, biomedical, medical device, pharmaceutical, and education organizations. A.D.A.M.’s competitors are a variety of health content companies such as Krames Staywell, Red Nucleus and Anatomy One, who are primarily focused on the US markets. A.D.A.M content is available in Spanish, Portuguese, German and other languages in Asia, Europe, the Middle East and South America.
P&C Exchanges — Ebix operates P&C exchanges in Australia, New Zealand, the United Kingdom, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix continues to deploy these exchanges in the United States, Asia, Europe, Latin America, and Africa. There is presently little competition in the P&C exchange area in Australia and New Zealand. Our PPL insurance underwriting exchange platform is deployed in London. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.
Broker P&C Systems: Ebix has three broker system offerings for P&C brokers worldwide: eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions in which Ebix provides such products and services.
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
WinBeat is a back-end broker system that is currently sold in Australia and New Zealand. It is targeted at small P&C brokers in these countries. The product at present is available only in English and can be deployed in a few hours with minimal training. WinBeat’s competition in Australia and New Zealand comes mainly from local vendors such as Lumley and SSP. Ebix intends to deploy WinBeat in a number of emerging insurance markets such as India and China.

Between eGlobal and WinBeat, Ebix's broker systems customer base in Australia spans 632 of the 790 P&C brokers in Australia giving it 80% of the broker systems customer base in this country.
EbixASP is Ebix’s P&C broker systems offering for the US markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has two main competitors in the US — specifically Vertafore and Applied Systems.
RCS Services: Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material based system consulting services to clients across the world, and claims adjudication/settlement services, in addition to the creation and tracking of certificates of insurance issued in the United States and Australian markets. Ebix's RCS channel focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. Ebix's RCS certificate outsourcing business services are enabled by the Company’s SaaS-based proprietary software. Ebix’s RCS service offerings currently cater to a large number of Fortune 500 companies in the United States.
Ebix’s RCS service offering in the insurance certificate issuance area has one main competitor in the United States, namely Applied Systems. Due to the highly fragmented market, the Ebix RCS service offering in the insurance certificate tracking area also has a number of smaller competitors such as Datamonitor, CMS, and Exigis.
Carrier P&C Systems: Ebix has two carrier system offerings for P&C carriers - Ebix-Advantage and Ebix Advantage Web. Ebix-Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix-AdvantageWeb is designed to be multicurrency and multilingual and is deployed in Brazil, the United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, Accenture and specialty medical malpractice players like Delphi.
Intellectual Property
Ebix seeks protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. We regard our software as proprietary while adhering to open architecture industry standards and attempt to protect it with copyrights, trade secret laws and restrictions on the disclosure and transferring of title. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, or other protections. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets.
Employees
As of December 31, 2016, the Company had 2,988 employees, distributed as follows: 138 in sales and marketing, 1,909 in product development, 732 in back-end operations, and 209 in administration, general management and finance. None of the Company’s employees are presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to generally be good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of February 27, 2017, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	50	Chairman, President, and Chief Executive Officer	1998
Sean T. Donaghy	51	Chief Financial Officer	2017
Graham Prior	60	Corporate Executive Vice President International Business & Intellectual Property	2012
Leon d'Apice	60	Corporate Executive Vice President & Managing Director - Ebix Australia Group	2012
James Senge Sr.	56	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 50, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

SEAN T. DONAGHY, 51, joined Ebix on September 15, 2006 as a Controller and in April 2014 he was named Chief Accounting Officer. Effective January 3, 2017 Mr. Donaghy was appointed as the Company’s Chief Financial Officer. Mr. Donaghy has over 26 years of accounting experience, including 21 years in a management capacity and 16 years of financial reporting for public software companies.

GRAHAM PRIOR, 60, was made an executive officer of the Company in 2012. He serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

LEON d’APICE, 60, was made an executive officer of the Company in 2012 He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business units.

JAMES SENGE, SR., 56, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

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

Our current customers might not purchase additional software solutions, renew maintenance agreements or purchase additional professional services, or they might switch to other product or service offerings (including competitive products).

We rely on our existing customer base to generate additional business through purchasing new software solutions as well as maintenance, consulting and training services. Existing customers might cancel or not renew their maintenance contracts, decide not to buy additional products and services, switch to on-premises models or accept alternative offerings from other vendors.

Our future success depends in part on our ability to sell additional features and services, more subscriptions or enhanced offerings of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and our customers’ reaction to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful our business may suffer.

If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets which may adversely affect the market price of our common stock.

Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and historically some customers have elected not to do so. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost and/or less profitable offerings of our services. We cannot accurately predict attrition rates given our diverse customer base and large number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing increases or changes in general economic conditions.

Our product development cycles are lengthy, and we may incur significant expenses before we generate revenues, if any, from new products.

Because our products are complex and require rigorous testing, development cycles can be lengthy. Moreover, development projects can be technically challenging and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.

Our sales cycle is variable and often lengthy, depends upon many factors outside our control, and requires us to expend significant time and resources prior to generating associated revenues.

The typical sales cycle for our solutions and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of persons in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers and industry analysts and consultants about the use and benefits of our solutions, including the technical capabilities of our solutions and the efficiencies achievable by organizations deploying our solutions. Customers typically undertake a significant evaluation process.

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

Risks Related to Our Conduct of Business on the Internet

Our software solutions are deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.

Our software solutions typically are deployed in cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. In cloud deployments, the infrastructure of third-party service providers used by our customers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions.

Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of the servers of third-party service providers’ used by our customers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of service providers used by our customers to provide continuous access to their hosted services, and to secure their hosted services and associated customer information from unauthorized use, access or disclosure, could cause us to lose customers and to incur significant liability, and could harm our reputation, business, financial condition and results of operations.

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

Risks Related To Foreign Operations

Our international operations are subject to a number of risks that could affect our revenues, operating results, and growth.

We market our products and services internationally and plan to continue to expand our Internet-based services to locations outside of the United States. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Singapore, and United Kingdom, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

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

A substantial portion of our assets and operations are located outside of the United States and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.

We have significant offshore operations in foreign countries, including India, Singapore, Dubai and Brazil. Wages in these countries have historically increased at a faster rate than in the United States. If this trend continues in the future, it would result in increased labor costs and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled workers will not drive salaries higher in these countries, thereby resulting in increased costs for our technical professionals and reduced operating margins.

These countries have in the past experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. Government actions concerning the economy in these countries could have a material adverse effect on private sector entities like us. In the past, certain of these governments have provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, changes in government leadership or changes in policies in these countries that result in the elimination of any of the benefits realized by us or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may be adversely affected if we change our intent not to repatriate foreign earnings or if such earnings become subject to U.S. tax on a current basis.

We have earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we may have to accrue taxes associated with such earnings at a substantially higher rate than our projected effective income tax rate, and we may be subject to additional tax liabilities in certain foreign jurisdictions in which we operate. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related To Corporate Governance
Principal shareholders may be able to exert control over our future direction and operations.
If our principal shareholders and the holdings of entities controlled by them vote in the same manner, this could delay, prevent or facilitate a change in control of Ebix or other significant changes to Ebix or its capital structure. Refer to the disclosure regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our annual proxy statement for more information.

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

Risks Related To Accounting and Financial Statements

We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.

Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange and with certain large corporate customers using our client relationship management platform in the United States. At December 31, 2016, we had $441.4 million of goodwill and $30.9 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or (“SOX”), requires us to evaluate and report on the effectiveness of our internal controls over financial reporting and have our independent auditors issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake efforts to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness or significant deficiency in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate the same in a timely manner.

The nature of our business requires the application of complex revenue and expense recognition rules that require management to make estimates and assumptions. Additionally, the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles (“GAAP”) is uncertain and significant changes in current principles could affect our financial statements going forward.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources.

While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we cannot predict with certainty the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our reported revenues and results of operations could be significantly impacted.

The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Financial Accounting Standards Board (the “FASB”) and the Securities and Exchange Commission have focused on the integrity of financial reporting. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements.

Current and future accounting pronouncements and other financial reporting standards, especially but not only concerning revenue recognition, may negatively impact the financial results we present.
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result, we might be required to change our accounting policies, particularly concerning revenue recognition, to alter our operational policy so that it reflects new or amended financial reporting standards, or to retroactively apply such new standards to previously issued financial statements.

Risks Related to Litigation and Regulation

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

The amount of time needed to resolve any such investigations is uncertain, and the Company cannot predict the outcome any such investigations or whether the Company will face additional government investigations, inquiries or other actions. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with ongoing governmental investigations and any future government inquiries, investigations or actions. Such matters could require the Company to expend significant management time and incur significant legal and other expenses, result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company and adversely affect our ability to attract and retain customers and employees, which could have a material effect on the Company's financial condition, business, results of operations and cash flow. Additionally, marketplace rumors regarding any such investigations could affect the trading price of our common stock, regardless of whether these rumors are accurate.
If governmental authorities were to commence legal action related to any such investigations, then the Company could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. The Company can provide no assurances as to the outcome of any such governmental investigation.

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

1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Johns Creek, Georgia where we own 101,991 square feet of commercial office space. In addition the Company and its subsidiaries lease office space of 6,500 square feet in Salt Lake City, Utah, 10,765 square feet in Hemet, California, 11,500 square feet in Pittsburgh, Pennsylvania,  2,826 square feet in Miami, Florida, 16,472 square feet in Pasadena, California, 4,319 square feet in Grove City, Ohio, 1,980 square feet in Bohemia, New York, 1,495 square feet in Norwalk, Connecticut, 5,466 square feet in New Britain, Connecticut, 23,511 square feet in Birmingham, Alabama, 1,696 square feet in Iselin, New Jersey, 10,016 square feet in Irvine, California, and 3,470 square feet in Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, and London for support, operations and sales offices. The Company also leases an additional seven facilities in India, in addition to owning five buildings with approximate covered area of 120,000 square feet. The Indian facilities provide software development and other technical and business process outsourcing services. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at reasonable rates.
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS

CLOSURE OF SEC INVESTIGATION

On February 3, 2017, the Company received a letter from the Staff of the Securities and Exchange Commission (“SEC”) stating that the Staff has concluded the previously disclosed investigation relating to the Company and that the Staff does not intend to recommend any enforcement action by the SEC against the Company.

OTHER LEGAL MATTERS

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as defendants. The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. The claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty in adopting certain bylaw amendments on December 19, 2014; (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; and, (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA. Lead Plaintiffs seek declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008 Certificate Amendment, the

2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. On October 31. 2016, Lead Plaintiffs filed a Motion for Class Certification. On November 1, 2016, Lead Plaintiffs moved for partial summary judgment on Claims (ii), (iii), and (vi) as described above. The directors added as defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining Defendants moved to dismiss Claims (v), (vi), (vii), (viii), and (ix) as described above, and have filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. Briefing schedules for the pending motions have not been yet set and discovery is on-going. The Company denies any liability and intends to defend the action vigorously.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2016 the principal market for the Company’s common stock was the NASDAQ Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2016 and 2015.

Year Ended December 31, 2016	High	Low
First quarter	$41.33	$29.10
Second quarter	49.47	37.61
Third quarter	58.84	47.45
Fourth quarter	62.75	54.10

Year Ended December 31, 2015	High	Low
First quarter	$31.25	$16.28
Second quarter	37.66	27.29
Third quarter	34.08	24.22
Fourth quarter	37.81	24.93
Holders
     As of February 27, 2017, there were 31,499,246 shares of the Company’s common stock outstanding. As of February 27, 2017, there were 134 registered holders of record of the Company’s common stock.
Dividends

A dividend in the amount of $0.075 cents per common share was paid on March 11, 2016, June 10, 2016, September 9, 2016, December 14, 2016, March 11, 2015, June 15, 2015, September 10, 2015, and December 10, 2015 to the appropriate shareholders of record. On February 3, 2017 the Company announced the payment of a dividend of $0.075 per common share to shareholders of record on February 28, 2017, with said dividend to be paid on March 15, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2016 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	—	$—	1,097,563
—2010 Stock Incentive Plan	109,499	$30.73	4,363,908
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	109,499	$30.73	5,461,471

Sales or Issuances of Unregistered Securities
None
Recent Purchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2016 the Company repurchased 1,479,454 shares of our common stock for a total aggregate purchase price of $65.3 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix as of December 31, 2016, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

As of December 31, 2015 (3)	10,777,820	10,777,820	$—	$88,558,000
January 1, 2016 to March 31, 2016	465,560	465,560	$30.00	$74,590,000
April 1, 2016 to June 30, 2016 (4)	543,630	543,630	$44.56	$50,363,000
July 1, 2016 to September 30, 2016	88,200	88,200	$53.98	$45,602,100
October 1, 2016 to October 31, 2016	—	—	$—	$45,602,100
November 1, 2016 to November 30, 2016	222,589	222,589	$58.90	$32,491,100
December 1, 2016 to December 31, 2016 (5)	159,475	159,475	$57.99	$23,243,400
Total	12,257,274	12,257,274		$23,243,400

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

(3)	As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.

(4)	As of June 30, 2016 there were 30,000 shares totaling $1.4 million of share repurchases that were not settled until July 2016.

(5)	As of December 31, 2016 there were 109,475 shares totaling $6.3 million of share repurchases that were not settled until January 2017.

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the NASDAQ Stock Market (U.S.) stock index and the NASDAQ Computer Index. The following graph assumes the investment of $100 on December 31, 2011, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
EBIX, INC.	$100	$73	$67	$77	$149	$260
NASDAQ STOCK MARKET (U.S.)	$100	$116	$160	$182	$192	$207
NASDAQ COMPUTER	$100	$112	$148	$178	$189	$212

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2016, 2015, 2014, 2013, and 2012 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.
Consolidated Financial Highlights

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$298,294	$265,482	$214,321	$204,710	$199,370
Operating income	100,281	88,714	79,672	75,006	77,008
Net income from continuing operations	$93,847	$79,533	$63,558	$59,274	$70,569
Net income per share:
Basic	$2.88	$2.29	$1.68	$1.58	$1.91
Diluted	$2.86	$2.28	$1.67	$1.53	$1.80
Shares used in computing per share data:
Basic	32,603	34,668	37,809	37,588	36,948
Diluted	32,863	34,901	38,040	38,642	39,100
Cash dividend per common share	$0.30	$0.30	$0.30	$0.075	$0.19
Financial Position:
Total assets	$803,755	$675,989	$634,311	$553,864	$516,946
Short-term debt	12,500	600	943	13,711	11,995
Long-term debt	260,279	206,465	121,065	42,958	69,278
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$438,636	$408,971	$432,221	$413,225	$362,155

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
OVERVIEW

Ebix is a leading international supplier of on-demand software and e-commerce solutions to the insurance, financial, and healthcare industries. Ebix provides application software products for the insurance industry including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 76% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2016, combined subscription-based and transaction-based revenues increased by $21.0 million to $225.8 million, while as a percentage of the Company's total revenues decreased to 76% in 2016, as compared to 77% in 2015. In 2016 subscription based revenues increased by $14.5 million to $189.0 million, and as a percentage of the Company's total revenues decreased to 63% in 2016, as compared to 66% in the year 2015.
The Company’s technology vision is on the convergence of all insurance processes in a manner such that data can seamlessly flow from entity to entity once an initial data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance markets continue to focus on initiatives to reduce paper-based processes and facilitate improvements in efficiency both at the back-end side and also at the consumer-end side, involving both insurance carriers and insurance brokers and directly impacts the manner in which insurance products are distributed. Management believes the insurance industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance markets.
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
The key performance indicators for the twelve months ended December 31, 2016, 2015 and 2014 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2015	2014	2013
Revenue	$298,294	$265,482	$214,321
Revenue growth	12%	24%	5%
Operating income	$100,281	$88,714	$79,672
Operating margin	34%	33%	37%
Net Income	$93,847	$79,533	$63,558
Diluted earnings per share	$2.86	$2.28	$1.67
Cash provided by operating activities	$83,748	$48,686	$58,510

RESULTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Operating revenue:	$298,294	$265,482	$214,321
Operating expenses:
Costs of services provided	85,128	72,437	47,388
Product development	32,981	30,702	26,860
Sales and marketing	17,469	14,917	13,840
General and administrative, net	51,689	48,078	36,880
Amortization and depreciation	10,746	10,634	9,681
Total operating expenses	198,013	176,768	134,649
Operating income	100,281	88,714	79,672
Interest income (expense), net	(5,525)	(4,080)	(2,655)
Non-operating income, gain on joint venture investment	—	—	—
Other non-operating income	1,162	—	296
Non-operating expense - securities litigation	—	—	(690)
Foreign exchange gain (loss)	13	2,005	829
Income before taxes	95,931	86,639	77,452
Income tax expense	(1,637)	(7,106)	(13,894)
Net income including noncontrolling interest	$94,294	$79,533	$63,558
Net income attributable to noncontrolling interest	447	$—	$—
Net income attributable to Ebix, Inc.	$93,847	$79,533	$63,558
TWELVE MONTHS ENDED DECEMBER 31, 2016 AND 2015
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
(dollar amounts in thousands)	2016	2015
Exchanges	$206,427	$190,746
Broker P&C Systems	14,105	14,481
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	74,196	55,917
Carrier P& C Systems	3,566	4,338
Totals	$298,294	$265,482
During the twelve months ended December 31, 2016 our total revenue increased $32.8 million, or 12.4%, to $298.3 million compared to $265.5 million in 2015. The Company leverages product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2016 and 2015 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues increased $20.5 million or 7.0% to $315.8 million for the year 2016 from the $295.3 million of pro forma revenue for the year 2015, with the change in exchange rates adversely affecting reported revenues by ($3.3) million, whereas there was a 12.4% increase in reported revenues for the same comparative periods. The cause for the difference between the 12.4% increase in reported 2016 revenue versus 2015 revenue, as compared to the 7.0% increase in 2016 pro forma versus 2015 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2016 and 2015, specifically Wdev Solucoes em Technologia SA, Hope Health ("Hope"), the EbixHealth JV, Via Media Health, and PB Systems with the Company's pre-existing operations. The 2016 and 2015 pro forma financial information assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for 2016 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only two months of Wdev Solucoes em Technologia SA, two months of Hope, and six full months of the EbixHealth JV. Similarly, the 2015 pro forma financial information includes a full year of results for Wdev Solucoes em Technologia SA, Hope Health ("Hope"), the EbixHealth JV, Via Media Health, and PB Systems as if they had been acquired on January 1, 2015, whereas the Company's reported financial statements for the 2015 includes only ten months of financial results for Via Media Health, and seven months for PB Systems, and no financial results for Wdev Solucoes em Technologia SA, Hope, and the EbixHealth JV.

The pro forma analysis is based on the following premises:

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

•
2015 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially adversely affected reported revenues. During each of the years 2016, 2015 and 2014 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(3.3) million, $(10.7) million, and $(3.2) million, respectively.
The specific components of our revenue and the changes experienced during the past year are discussed immediately below.
Exchange division revenues increased by $15.7 million, or 8%, principally due to new exchange clients primarily in the US and Europe, and cross selling of products and services to existing clients as facilitated by the 2016 and 2015 acquisitions of Via Media Health.
Broker P&C Systems division revenue decreased by $0.4 million, or 3%, principally due to the effects of exchange rate fluctuations adversely affecting our Australian operations. During the past two years the reported revenues in the Broker Systems channel have been decreasing due essentially to the effects of changing currency exchange rates.
Risk Compliance Solutions division revenues increased by $18.3 million, or 33%, primarily due to new e-governance revenues associated with our Indian operations, consulting service revenues generated by the 2015 business acquisition of PB Systems, November 2016 acquisition of Wdev and the full consolidation of the Ebix/IHC joint venture.
Carrier P&C Systems division revenues decreased by $772 thousand, or 18%. Revenues in this division have decreased during the last two years due the completion of certain large projects resulting in decreased professional service revenues.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $12.7 million or 18%, from $72.4 million in 2015 to $85.1 million in 2016. Correspondingly, the Company's gross margin decreased modestly from 72.7 % in 2015 to 71.7% in 2016. The increase in the Company's costs of services provided is due in part to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the 2016 and 2015 business acquisitions of Wdev Solucoes em Technologia SA, the EbixHealth JV, PB Systems, the amortization of capitalized software development costs in connection with the Company’s previous development of its property and casualty underwriting insurance data exchange platform servicing the London markets, and finally increased hardware costs to support the growing revenues generated from our government sector services division in India. During 2015 and through the 3rd quarter of 2016 the useful life over which certain capitalized continuing medical education products costs were being amortized was eighteen months. In the fourth quarter of 2016 the amortization period for these these costs was revised to a five-year straight-

line methodology and additionally now all continuing medical education products costs are being capitalized. This change had the effect of reducing reported services and other costs by $2.9 million
Product Development Expenses
Product development expenses increased $2.3 million, or 7%, from $30.7 million in 2015 to $33.0 million in 2016. The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses increased due to additional staffing and personnel costs incurred in connection with our continued expanding product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $2.6 million, or 17%, from $14.9 million in 2015 to $17.5 million in 2016. This increase is due to increased commissions paid to our sales personnel.
General and Administrative Expenses
General and administrative expenses increased $3.6 million, or 8%, from $48.1 million in 2015 to $51.7 million in 2016. The cause for the increase in general and administrative expenses were $3.6 million of additional personnel and office costs in connection with the 2016 and 2015 business acquisitions of Wdev Solucoes em Technologia SA, the EbixHealth JV, and PB Systems, partially offset by $1.5 million of reduced accounts receivable bad debt costs.
Amortization and Depreciation Expenses
Amortization and depreciation expenses remained relatively steady at $10.7 million for 2016 versus $10.6 million for 2015.
Interest Income
Interest income increased $1.6 million, or 701%, from $231 thousand in 2015 to $1.9 million in 2016. The increase in interest income is associated with a 114% year over year comparative increase in the Company's average cash balances and short-term investments from 2015 to 2016.
Interest Expense
Interest expense increased $3.1 million, or 71% from $4.3 million in 2015 to $7.4 million in 2016. Interest expense increased primarily because of the combined effect of an increase in the weighted average interest rate on the Company's revolving credit facility from 2.08% in 2015 to 2.73% in 2016, and an increase in the average outstanding balance on the revolving line of credit and term note from $156.2 million in 2015 to $234.8 million in 2016.
Foreign Exchange Gain
Net foreign exchange gain of $13 thousand in 2016 consisted of $305 thousand of gains realized upon the settlement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency which were almost completely offset by $292 thousand of losses recognized upon the remeasurement of other transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.
Income Taxes
The Company recognized income tax expense of $1.6 million in 2016 compared to the $7.1 million of income tax expense in 2015, representing a $5.5 million, or a 77%, decrease. Our effective tax rate decreased to 1.7% in 2016, compared with 8.1% in 2015, largely due to favorable changes in the proportion of our taxable income in certain US and non-US jurisdictions relative to total pretax income. Our tax rate decreased partly because of the $3.4 million deferred tax liability reversal due to the sale of assets from Singapore to Dubai. The Company tax rate also decreased due to the R&D tax benefits available to the Company in the United States and also its usage of net operating losses in the UK, where the Company still has significant accumulated net operating losses. Overall the Company enjoys a relatively lower effective tax rate from conducting significant operating activities in certain foreign low tax jurisdictions, specifically in Dubai, India and Singapore.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2016 are as follows:

(dollar amounts in thousands)	Pre-tax income	Statutory tax rate
United States	(80)	35.0%
Canada	555	26.9%
Brazil	1,984	34.0%
Australia	2,291	30.0%
Singapore	1,218	17.0%
New Zealand	(396)	28.0%
India*	40,444	34.6%
Mauritius	472	3.0%
United Kingdom	1,127	20.0%
Sweden	5,919	22.0%
Dubai	42,397	—%
Total	95,931
*Note - While the normal tax rate in India is 34.6%, the majority of Ebix’s income in India is earned in jurisdictions with a tax holiday.

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

	For the Year Ended December 31,
(dollar amounts in thousands)	2015	2014
Exchanges	$190,746	$169,437
Broker P&C Systems	14,481	17,948
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	55,917	21,813
Carrier P&C Systems	4,338	5,123
Totals	$265,482	$214,321
During the twelve months ended December 31, 2015 our total revenue increased $51.2 million, or 24%, to $265.5 million compared to $214.3 million in 2014. The Company leverages product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2015 and 2014 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues decreased $8.2 million or 2.9% to $272.2 million for the year 2015 from the $280.5 million of pro forma revenue for the year 2014, with the change in exchange rates adversely affecting reported revenues by ($10.7) million, whereas there was a 23.9% increase in reported revenues for the same comparative periods. The cause for the difference between the 23.9% increase in reported 2015 revenue versus 2014 revenue, as compared to the 2.9% decrease in 2015 pro forma versus 2014 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2015 and 2014, specifically Via Media Health, PB Systems, Curepet, HealthCare Magic, Vertex, Oakstone, and i3, with the Company's pre-existing operations. The 2015 and 2014 pro forma financial information assumes that all such business acquisitions were made on January 1, 2014, whereas the Company's reported financial statements for 2015 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only nine months of Via Media, and seven months of PB Systems. Similarly, the 2014 pro forma financial information includes a full year of results for HealthCare Magic, Vertex, Oakstone, and i3 as if they had been acquired on January 1, 2014, whereas the Company's reported financial statements for the 2014 includes eight months of financial results for HealthCare Magic, eleven months for CurePet, three months Vertex, and one month each for Oakstone and i3.

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

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially adversely affected reported revenues. During each of the years 2015 and 2014 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(10.7) million and $(3.2) million, respectively.
The specific components of our revenue and the changes experienced during the past year are discussed immediately below.
Exchange division revenues increased by $21.3 million, or 13%, principally due to new exchange clients, and cross selling of products and services to existing clients as facilitated by the 2014 acquisitions of HealthCare Magic and Oakstone.
Broker P&C Systems division revenue decreased by $3.5 million, or 19%, principally due to the effects of exchange rate fluctuations adversely affecting our Australian operations. During the past two years the reported revenues in the Broker Systems channel have been decreasing due essentially to the effects of changing currency exchange rates. From 2014 to 2015, in terms of native currencies, the Broker Systems channel revenues have increased.
Risk Compliance Solutions division revenues increased by $34.1 million, or 156%, due primarily to the consulting service revenues generated by the 2015 business acquisition of PB Systems, and the 2014 business acquisitions of i3 and Vertex .
Carrier P&C Systems division revenue decreased by $785 thousand, or 15%, due the effect of certain completed projects resulting in decreased professional services.
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

General and Administrative Expenses
General and administrative expenses increased $11.2 million, or 30%, from $36.9 million in 2014 to $48.1 million in 2015. A significant contributing factor to the relative year over year increase in reported general and administrative expenses is the net effects of reductions to contingency based earn out accruals pertaining to previous business acquisitions. In this regard during the year 2014 the Company reduced such contingent liabilities by $10.2 million as associated with certain businesses acquired in 2013 and 2012; whereas during the year 2015 the Company reduced such contingent liabilities by $1.5 million as associated with two businesses acquired in 2014. These contingent earn out liabilities were reduced because of lower than anticipated revenues from certain acquired businesses. The cause for the reduced revenue was associated with the acquired businesses earn out revenue target being based on continuance of the pre-existing revenue run rate of the acquired business being the average growth of revenue over the next few years from an aggregated network of existing insurers and brokers.  This aggregation of all these insurance entities demanded the addition of newer functionality. This process took longer than anticipated in terms of putting their processes together and finalizing a go-forward implementation plan. This situation caused the existing revenues to come down as the individual clients waited for the aggregation network to be ready with the new expanded cohesive network. Since the earn out was based on continuance of existing revenues and average growth of revenues over a three year period, the Company accordingly reduced the contingent accrual amount. The contingent earn out liability accruals were reduced accordingly to address that unforeseen delay on the client side.  Also contributing to the increase in general and administrative expenses were $3.8 million of additional personnel costs primarily in connection with the 2015 and 2014 business acquisitions of i3, Oakstone, PB Systems, and Vertex.
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
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2015 are as follows:

(dollar amounts in thousands)	Pre-tax income	Statutory tax rate
United States	1,351	35.0%
Canada	(1,287)	26.9%
Brazil	1,323	34.0%
Australia	4,057	30.0%
Singapore	13,177	17.0%
New Zealand	568	28.0%
India*	58,670	34.6%
Mauritius	(672)	3.0%
United Kingdom	2,338	20.0%
Sweden	7,114	22.0%
Dubai	—	—%
Total	86,639

*Note - While the normal tax rate in India is 34.6%, the majority of Ebix’s income in India is earned in jurisdictions with a tax holiday.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are the cash flows provided by our operating activities, our commercial bank credit facility, and cash and cash equivalents on hand.
We intend to continue to utilize cash flows generated by our ongoing operating activities, in combination with possibly expanding our commercial lending facility, and the possible issuance of additional equity or debt securities to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions, to retire outstanding indebtedness, and to repurchase shares of our common stock if and as market and operating conditions warrant.
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
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During 2017, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $114.1 million and $57.2 million at December 31, 2016 and 2015, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of February 27, 2017 is presented in the table below (figures denominated in thousands):

Cash and ST investments
United States	26,006
Canada	4,016
Latin America	4,359
Australia	13,611
Singapore	24,832
New Zealand	3,120
India	44,537
Mauritius	145
Europe	5,374
Sweden	6
Total	126,006

Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense, but will not materially impact the Company’s liquidity position. Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations.  When these tax holidays expire, these locations become taxable at 50% of the normal 33.99% corporate tax rate for an additional 5 years.  The impact of this tax holiday decreased our non-US income tax expense by $13.6 million, or $0.41 per diluted share, and $20.5 million, or approximately $0.59 per diluted share for 2016 and 2015, respectively.

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
The Company’s consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operations in certain foreign jurisdictions, specifically India, Dubai, and Singapore, where we have tax holidays or tax concessions. Our operations in Singapore before 2015 were taxed at a 10% tax rate as a result of concessions granted by the Singapore Economic Development Board for the benefit of in-country intellectual property owners. The concessionary 10% rate expired January 1, 2015, at which time our operations became taxed at the 17% statutory rate.
Our current ratio increased slightly to 2.34 at December 31, 2016 from 2.28 at December 31, 2015, but our working capital position increased significantly to $120.2 million at December 31, 2016 as compared to $65.6 million at the end of 2015. The increase in our short-term liquidity position is primarily due to the following factors; (a) a $58.5 million increase in cash, cash equivalents, and short-term investments balances (b) a $15.5 million increase in trade accounts receivable associated with the continued growth of our business; and, (c) an increase in prepaid expenses. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue meeting its cash obligations and to fund its current liabilities from current assets, including available cash balances.

Business Acquisitions & Related Transactions

The Company executes strategic business acquisitions in combination with organic growth initiatives as part of its expansion and growth strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the year ended December 31, 2016 the Company completed two business acquisitions, as follows:
Effective November 1, 2016 Ebix acquired Wdev Solucoes em Technologia SA ("Wdev"), a Brazilian company that provides IT services and software development for the Latin American insurance industry. Ebix acquired Wdev for upfront cash consideration in the amount of $10.5 million, plus possible future contingent earn out payments of up to $15.7 million based on earned revenues over the subsequent thirty-eight month period following the effective date of the acquisition. $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix.
Effective November 1, 2016 Ebix acquired the assets of IHAC, Inc., d.b.a Hope Health ("Hope"), a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope for $1.72 million.
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

    During the year ended December 31, 2015 the Company completed three business acquisitions, as follows:

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

    As cited in the above paragraphs, a significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2016, the total of these contingent liabilities was $8.5 million, of which $6.6 million is reported in long-term liabilities, and $1.9 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.3 million.
Operating Activities
For the twelve months ended December 31, 2016 the Company generated $83.7 million of net cash flow from operating activities compared to $48.7 million for the year ended December 31, 2015, representing an increase of $35.1 million or 72%. The major sources of cash provided by our operating activities during 2016 included net income of $93.8 million, net of $(6.4) million of deferred tax benefits, $10.7 million of depreciation and amortization, $2.8 million of non-cash share-based compensation, $1.1 million of amortization expense for capitalized software development costs, partially offset by $(1.2) million gain on carrying value of investment in joint venture, $(1.3) million of non-cash gains recognized upon the reduction in acquisition earnout contingent liabilities, and $(16.3) million of working capital requirements primarily pertaining to increased trade receivables associated with our growing business and the relative aging of those receivables.
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

Investing Activities

Net cash used for investing activities during the twelve months ended December 31, 2016 totaled $20.7 million and consisted of $1.6 million used for the acquisition of Hope Health, $6.3 million for the acquisition of Wdev Solucoes em Technologia SA in Brazil (net of cash acquired), $6.0 million used for the continued build out of our corporate headquarters office campus in Johns Creek, Georgia and the build out of our newly acquired buildings in India to support our growing product development facilities, $4.0 million used and capitalized in connection with the development of software to be sold and marketed, and $696 thousand was used to take a 51% controlling interest in the Ebix/IHC joint venture (net of cash acquired), partially offset by the $2.1 million used in the net purchase of marketable securities (specifically bank certificates of deposit).

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

Financing Activities

Net cash used by financing activities during the twelve months ended December 31, 2016 was $4.1 million, and primarily consisted of $59.8 million used to reacquire 1.4 million shares of the Company's common stock, $9.8 million used to pay quarterly dividends to the holders of our common stock, $6.3 million used to make scheduled payments against the Regions term loan, $605 thousand used to pay down existing promissory notes and capital lease obligations. Largely offsetting these cash outflows was a net $72.6 million provided from the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank.

Net cash used by financing activities during the twelve months ended December 31, 2015 was $6.3 million. Financing cash outflows consisted of $10.5 million used to pay common stock cash dividends to our shareholders, $81.7 million used to reacquire 2.9 million shares of our common stock via open market purchases, $642 thousand used to pay down existing promissory notes, and $10 thousand was used to pay capital lease obligations. Partially offsetting these cash outflows were $86.0 million provided from our syndicated loan revolving credit line facility with Regions Financial Corporation ("Regions"), and $7 thousand of proceeds from the exercise of common stock options (net of forfeiture of certain shares to satisfy exercise costs and the recipient's income taxes).

Commercial Bank Financing Facility
On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 2.81%.

At December 31, 2016, the outstanding balance on the revolving line of credit with Regions was $154.03 million and the facility carried an interest rate of 2.875%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2016, the average and maximum outstanding balances on the revolving line of credit were $168 million and $226.46 million, respectively, and the weighted average interest rate was 2.72%

At December 31, 2016, the outstanding balance on the term loan was $118.8 million of which $12.5 million is due within the next twelve months. This term loan also carried an interest rate of 2.875%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $106.3 million respectively at December 31, 2016.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2016. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$154,029	$—	$—	$154,029	$—
Short and long-term debt	118,750	12,500	25,000	81,250	—
Operating leases	12,560	4,627	6,579	1,301	53
Future Purchase Agreements	1,488	541	947	0	—
Capital leases	41	12	24	5	—
Total	$286,868	$17,680	$32,550	$236,585	$53
Off Balance Sheet Transactions
We do not engage in off-balance sheet financing activities.
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS
The following is a summary of recently released accounting pronouncements that are pertinent to the Company’s business:

On October 24, 2016 the FASB issued ASU 2016-16, Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments specified by ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.

In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB has issued this amendment to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs;

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

•	Contingent Consideration Payments Made after a Business Combination;

•	Proceeds from the Settlement of Insurance Claims;

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

•	Life Insurance Policies;

•	Distributions Received from Equity Method Investees;

•	Beneficial Interests in Securitization Transactions; and

•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated statement of cash flows.
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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Prior to the issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, the previously reported balance of our net current deferred tax assets of $2.11 million was reclassified in the consolidated balance sheet and netted against the net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not materially impact our consolidated financial position, results of operations or cash flows.
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
In November 2014 the FASB issued Accounting Standards Update No. 2014-17 "Business Combinations: Pushdown Accounting - a consensus of the Emerging Issues Task Force". This accounting standard applies to the separate financial statements of an acquired entity and its subsidiaries that are a business upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this accounting standards update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this accounting standards update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company applied this accounting standards update to any separately issued or financial statement for its acquired subsidiaries, but its adoption did not have a material effect on the Company's consolidated income statement, balance sheet, or statement of cash flows.
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

On a related point, in May 2016 the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity).
Assessing the Collectability Criterion in Paragraph 606-10-25-1(e) and Accounting for Contracts That Do Not Meet the Criteria for Step 1 (Applying Paragraph 606-10-25-7). The amendments clarify the objective of the collectability criterion in Step 1. The objective of this assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable.
Presentation of Sales Taxes and Other Similar Taxes Collected from Customers. The amendments permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.
Noncash Consideration. The amendments specify that the measurement date for noncash consideration is contract inception. The amendments also clarify that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration.
Contract Modifications at Transition. The amendments provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.
Completed Contracts at Transition. The amendments clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.

Also in April 2016 the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
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
The Company had planned to adopt this new accounting standard effective January 1, 2018 but it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above. Subsequently in August 2015 the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers: Deferral of Effective Date", to defer the effective date of ASU No. 2014-09 for all entities by one year. Accordingly public business entities should apply the guidance of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period.

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
Valuation of Goodwill
Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2016 the goodwill residing in the Broker Systems reporting unit and the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired.  In 2016 the goodwill residing in the Exchange reporting unit and the Risk Compliance Solutions ("RCS") reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  In specific regards to the Risk Compliance Solutions reporting unit, its assessed fair value was $130.0 million which was $36.8 million or 39% in excess of its $93.2 million carrying value. Key assumptions used in the fair value determination were annual revenue growth of 5% to 15% and discount rate of 15%. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2016, 2015 and 2014, we had no impairment of any our reporting unit goodwill balances.

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
Foreign Currency Translation
The functional currency for the Company's foreign subsidiaries in India, Dubai and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Singapore and Dubai subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2016, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2016
Total revenues	$71,066	$72,574	$74,608	$80,046
Gross profit	51,464	51,995	52,183	57,524
Operating income	24,763	23,564	24,293	27,661
Net income attributable to Ebix, Inc.	$22,159	$22,992	$24,067	$24,629
Net income per common share:
Basic	$0.67	$0.70	$0.74	$0.76
Diluted	$0.67	$0.70	$0.74	$0.76
Year Ended December 31, 2015
Total revenues	$63,753	$64,712	$66,813	$70,204
Gross profit	44,268	46,013	49,004	53,760
Operating income	20,499	20,423	21,968	25,824
Net income	18,336	19,036	20,232	21,929
Net income per common share:
Basic	$0.51	$0.54	$0.59	$0.65
Diluted	$0.51	$0.54	$0.59	$0.65
Year Ended December 31, 2014
Total revenues	$51,404	$51,476	$50,808	$60,633
Gross profit	41,792	41,512	40,533	43,096
Operating income	19,405	17,461	21,738	21,068
Net income	15,417	13,579	18,015	16,547
Net income per common share:
Basic	$0.40	$0.35	$0.47	$0.45
Diluted	$0.40	$0.35	$0.47	$0.45

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our India and Singapore divisions is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, New Zealand, Great Britain, Canada, and Brazil, where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2016 and 2015 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized loss of $3.4 million, and $12.1 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $4.3 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2016 the Company had $272.8 million of outstanding debt obligations, which consisted of a $118.8 million balance on our commercial banking term loan and $154.0 million balance on our commercial banking revolving line of credit. The Company’s revolving line of credit bears interest at the rate of LIBOR + 1.75%, and stood at 2.875% at December 31, 2016. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $682 thousand and $183 thousand for the years ending December 31, 2016 and 2015, respectively. The Company’s average cash balances during 2016 were $83.6 million and its existing cash balances as of December 31, 2016 was $114.1 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $370 thousand and $64 thousand for the years ended December 31, 2016 and 2015, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ebix, Inc.:
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We have also audited the accompanying consolidated financial statement schedule for the years ended December 31, 2016, 2015 and 2014 listed in the index at Item 15. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ebix, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2016, 2015 and 2014 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion.

Cherry Bekaert LLP
Atlanta, Georgia

March 1, 2017

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands, except per share amounts)
Operating revenue:	$298,294	$265,482	$214,321

Operating expenses:
Costs of services provided	85,128	72,437	47,388
Product development	32,981	30,702	26,860
Sales and marketing	17,469	14,917	13,840
General and administrative, net (see Note 3)	51,689	48,078	36,880
Amortization and depreciation	10,746	10,634	9,681
Total operating expenses	198,013	176,768	134,649

Operating income	100,281	88,714	79,672
Interest income	1,851	231	379
Interest expense	(7,376)	(4,311)	(3,034)
Non-operating income (see Note 18)	1,162	—	296
Non-operating expense - securities litigation	—	—	(690)
Foreign currency exchange gain	13	2,005	829
Income before income taxes	95,931	86,639	77,452
Income tax provision	(1,637)	(7,106)	(13,894)
Net income including noncontrolling interest	$94,294	$79,533	$63,558
Net income attributable to noncontrolling interest (see Note 18)	$447	$—	$—
Net income attributable to Ebix, Inc.	$93,847	$79,533	$63,558
Basic earnings per common share	$2.88	$2.29	$1.68
Diluted earnings per common share	$2.86	$2.28	$1.67
Basic weighted average shares outstanding	32,603	34,668	37,809
Diluted weighted average shares outstanding	32,863	34,901	38,040

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Net income including noncontrolling interest	$94,294	$79,533	$63,558
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,399)	(12,129)	(5,855)
Total other comprehensive income (loss)	(3,399)	(12,129)	(5,855)
Comprehensive income	$90,895	$67,404	$57,703
Comprehensive income (loss) attributable to noncontrolling interest (see Note 18)	447	—	—
Comprehensive income attributable to Ebix, Inc.	$90,448	$67,404	$57,703

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$114,118	$57,179
Short-term investments	3,105	1,538
Restricted cash	17,217	—
Trade accounts receivable, less allowances of $2,833 and $3,388, respectively	62,713	47,171
Other current assets	12,716	10,942
Total current assets	209,869	116,830
Property and equipment, net	37,061	34,088
Goodwill	441,404	402,259
Intangibles, net	41,336	51,848
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	5,955	3,489
Deferred tax asset, net	31,345	23,732
Other assets	5,898	12,856
Total assets	$803,755	$675,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,855	$23,043
Accrued payroll and related benefits	7,474	4,932
Short term debt, net of deferred financing costs of $136 and $0, respectively	12,364	—
Contingent liability for accrued earn-out acquisition consideration	1,921	1,706
Current portion of long term debt and capital lease obligation, net of discount of $0 and $3, respectively	9	606
Deferred revenue	22,564	20,519
Current deferred rent	281	232
Other current liabilities	244	228
Total current liabilities	89,712	51,266
Revolving line of credit	154,029	206,465
Long term debt and capital lease obligation, less current portion, net of deferred financing costs of $452 and $0, respectively	105,824	35
Contingent liability for accrued earn-out acquisition consideration	6,589	2,571
Deferred revenue	1,886	1,968
Long term deferred rent	1,009	1,381
Other liabilities	6,070	3,332
Total liabilities	365,119	267,018
Commitments and Contingencies, Note 6

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $.10 par value, 60,000,000 shares authorized, 32,093,294 issued and outstanding at December 31, 2016 and 33,416,110 issued and outstanding at December 31, 2015	3,209	3,342
Additional paid-in capital	—	57,120
Treasury stock (no shares as of December 31, 2016 and December 31, 2015)	—	—
Retained earnings	457,364	378,787

Accumulated other comprehensive loss	(33,677)	(30,278)
Total Ebix, Inc. stockholders’ equity	426,896	408,971
Noncontrolling interest (see Note 18)	11,740	—
Total stockholders' equity	$438,636	$408,971
Total liabilities and stockholders’ equity	$803,755	$675,989
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrol-ling interest	Total
	(In thousands, except per share amounts)
Balance, January 1, 2014	38,088,391	$3,805	(40,509)	$(76)	$164,216	$257,574	$(12,294)	$—	413,225
Net income attributable to Ebix, Inc.	—	—	—	—	—	63,558	—	—	63,558
Net income attributable to noncontrolling	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(5,855)	—	(5,855)
Exercise of stock options	450,000	45	—	—	743	—	—	—	788
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,792	—	—	—	1,792
Repurchase of common stock	(2,146,488)	(215)	—	—	(31,639)	—	—	—	(31,854)
Vesting of restricted stock	52,384	5	—	—	(5)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,557)	—	—	—	(41)	—	—	—	(41)
Shares reacquired in connection with put option	(209,656)	(21)	—	—	(2,965)	—	—	—	(2,986)
Reclassification of shares previously reported as temporary equity in connection with an acquisition	—	—	—	—	5,000	—	—	—	5,000
Dividends paid	—	—	—	—	—	(11,406)	—	—	(11,406)
Balance, December 31, 2014	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$—	$432,221
Net income attributable to Ebix, Inc.	—	—	—	—	—	79,533	—		79,533
Net income attributable to noncontrolling	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(12,129)		(12,129)
Exercise of stock options	109,122	11			2,198				2,209
Repurchase of common stock	(2,924,306)	(293)	—	—	(82,180)	—	—		(82,473)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,821	—	—		1,821
APIC adjustment for stock options	—	—	—	—	463	—	—		463
Vesting of restricted stock	108,797	12	—	—	(12)	—	—		—

Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(69,068)	(7)	—	—	(2,195)	—	—		(2,202)
Cancellation of treasury shares	(40,509)	—	40,509	76	(76)	—	—	—	—
Dividends paid	—	—	—	—	—	(10,472)	—	—	(10,472)
Balance, December 31, 2015	33,416,110	$3,342	—	$—	$57,120	$378,787	$(30,278)	$—	$408,971
Net income attributable to Ebix, Inc.	—	—	—	—	—	93,847	—		93,847
Net income attributable to noncontrolling								447	447
Cumulative translation adjustment	—	—	—	—	—	—	(3,399)		(3,399)
Exercise of stock options	72,379	7			817				824
Repurchase of common stock	(1,479,454)	(148)	—	—	(59,725)	(5,441)	—		(65,314)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,794	—	—		2,794
Vesting of restricted stock	101,444	11	—	—	(11)	—	—		—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(17,185)	(3)	—	—	(995)	—	—		(998)
Recognized controlling ownership of Ebix-IHC joint venture	—	—	—	—	—	—	—	11,293	11,293
Dividends paid	—	—	—	—	—	(9,829)	—		(9,829)
Balance, December 31, 2016	32,093,294	$3,209	—	$—	$—	$457,364	$(33,677)	$11,740	$438,636
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$93,847	$79,533	$63,558
Net income attributable to noncontrolling interest	447	—	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,746	10,634	9,681
Provision for doubtful accounts	1,515	3,111	1,600
Provision for deferred taxes, net of acquisitions and effects of currency translation	(6,410)	(10,143)	(1,966)
Unrealized foreign exchange (gain)/losses	32	(1,743)	(741)
Gain on investment interest in IHC/Ebix joint venture	(1,162)	—	—
Amortization of capitalized software development costs	1,116	—	—
Unrealized gain on put option	—	—	(296)
Share-based compensation	2,794	1,821	1,792
Debt discount amortization on convertible debt	—	17	35
Reduction of acquisition earn-out contingent liability	(1,344)	(1,533)	(10,237)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(12,659)	(7,320)	(1,530)
Other assets	(1,034)	(3,834)	(4,765)
Accounts payable and accrued expenses	(3,703)	(19,895)	14,670
Accrued payroll and related benefits	170	(60)	1,811
Deferred rent	(234)	(656)	(324)
Reserve for potential uncertain income tax return positions	490	95	(9,723)
Liability – securities litigation settlement	—	(690)	(3,528)
Other liabilities	(3,039)	1,111	(221)
Deferred revenue	2,176	(1,762)	(1,306)
Net cash provided by operating activities	83,748	48,686	58,510
Cash flows from investing activities:
Investment in IHAC, Inc., d.b.a Hope Health ("Hope")	(1,643)	—	—
Investment in Wdev Solucoes em Technologia SA, net of cash acquired	(6,320)	—	—
Investment in Via Media Health, net of cash acquired	—	(1,000)	—
Investment in P.B. Systems, net of cash acquired	—	(11,475)	—
Investment in Ebix Health Solutions, LLC Joint Venture, net of cash acquired	(696)	(6,000)	—
Investment in CurePet, net of cash acquired	—	—	3
Investment in Healthcare Magic, net of cash acquired	—	—	(5,856)
Investment in Vertex, net of cash acquired	—	—	(27,547)
Investment in Oakstone, net of cash acquired	—	—	(23,791)
Investment in I3, net of cash acquired	—	—	(2,000)
Payment of acquisition earn-out contingency, Taimma	—	—	(2,250)
Payment of acquisition earn-out contingency, Trisystems	—	—	(563)

Purchases of marketable securities	(2,115)	(1,435)	—
Maturities of marketable securities	—	—	495
Capitalized software development costs	(3,988)	(3,489)	—
Capital expenditures	(5,977)	(13,994)	(16,277)
Net cash used in investing activities	(20,739)	(37,393)	(77,786)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	(52,436)	86,000	97,625
Proceeds from term loan	125,000	—	—
Principal payments on term loan obligation	(6,250)	(642)	(31,938)
Repurchase of common stock	(59,784)	(81,653)	(31,854)
Payments of long term debt	(600)	—	(345)
Payments for capital lease obligations	(5)	(10)	(231)
Excess tax benefit from share-based compensation	—	463	(3,200)
Proceeds from exercise of common stock options	824	2,209	788
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(998)	(2,202)	(41)
Shares reacquired in connection with put option	—	—	(3,535)
Dividends paid	(9,829)	(10,472)	(11,406)
Net cash provided (used) by financing activities	(4,078)	(6,307)	15,863
Effect of foreign exchange rates on cash and cash equivalents	$(1,992)	$(107)	$(961)
Net change in cash and cash equivalents	56,939	4,879	(4,374)
Cash and cash equivalents at the beginning of the year	$57,179	$52,300	$56,674
Cash and cash equivalents at the end of the year	$114,118	$57,179	$52,300
Supplemental disclosures of cash flow information:
Interest paid	7,219	5,379	1,290
Income taxes paid	16,634	28,637	11,433
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:
During 2016 there were 17,185 shares, totaling $998 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
As of December 31, 2016 there were 109,475 shares totaling $6.4 million of share repurchases that were not settled until January 2017.
As of December 31, 2015 there were 25,000 shares totaling $820 thousand of share repurchases that were not settled until January 2016.
Effective January 27, 2014 Ebix acquired the entire business of CurePet, Inc. ("CurePet") in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which included a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability has a fair value of zero. Additional required cash consideration of $1.35 million was offset against open receivable balances due to Ebix, Inc. from CurePet, and thus no actual cash outlay was made by Ebix, Inc. Previously during 2012, Ebix acquired a minority19.8% interest in CurePet for cash consideration in the amount of $2.0 million.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and its subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions for the insurance, finance, and healthcare industries. Ebix provides various software solutions and products for the insurance industry including data exchanges, carrier systems, and agency systems, as well as custom software development. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 28.4%, 22.7%, and 31.0% of the Company’s total revenue in 2016, 2015, and 2014, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2016 , 2015 and 2014.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2016	2015	2014
Exchanges	$206,427	$190,746	$169,437
Broker P&C Systems	14,105	14,481	17,948
Risk Compliance Solutions (“RCS”), fka Business Process Outsourcing (“BPO”)	74,196	55,917	21,813
Carrier P&C Systems	3,566	4,338	5,123
Totals	$298,294	$265,482	$214,321

Summary of Significant Accounting Policies
Basis of Presentation— The consolidated financial statements include the accounts of Ebix and its wholly owned subsidiaries. The effect of inter-company balances and transactions has been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and deferred revenue, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill, indefinite-lived intangible assets, investments, contingent earnout liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be materially different from those estimates.

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
Segment Reporting—Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity that provides software and related services to various industries on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 14.
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

Short-term Investments—The Company’s primary short-term investments consist of certificates of deposits with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $3.11 million and $1.54 million at December 31, 2016 and 2015, respectively.

Restricted Cash—Due to the EbixHealth JV being a third party administrator (“TPA”), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $14.4 million, are recorded as an asset and offsetting liability.  Additionally, as part of Wdev Solucoes em Technologia SA ("Wdev") acquisition a $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. The carrying value of our restricted cash was $17.2 million and zero at December 31, 2016 and 2015, respectively.
Fair Value Meaurements—The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

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
As of December 31, 2016 and 2015 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Short-term investments for which the fair values are measured as a Level 1 instrument.

•
Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2016 and 2015 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the credit facility with Regions Bank. The estimated fair value of such instruments at December 31, 2016 and 2015 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($925 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$4,030	$4,030	$—	$—
Total assets measured at fair value	$4,030	$4,030	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	8,510	—	—	8,510
Total liabilities measured at fair value	$8,510	$—	$—	$8,510

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2016 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits	$1,538	1,538	—	—
Total assets measured at fair value	$1,538	$1,538	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	4,277	—	—	4,277
Total liabilities measured at fair value	$4,277	$—	$—	$4,277

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2016	Balance at December 31, 2015
	(in thousands)

Beginning balance	$4,277	5,367

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(1,344)	(1,533)
Reductions recorded against goodwill	(664)	(2,000)
Foreign currency translation adjustments ***	(208)	(73)

Acquisitions and settlements
Business acquisitions	6,449	2,516
Settlements	—	—

Ending balance	$8,510	$4,277

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(624)	$(1,533)

** recorded as a component of reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst and Wdev acquisition)	$8,510	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Vertex, PB Systems, and Via Media acquisitions)	$4,277	Discounted cash flow	Expected future annual revenue streams and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 2.88%. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.
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
The Company follows the relevant technical accounting guidance regarding revenue recognition as issued by the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC"). The Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received or is reasonably assured, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements, purchase orders, or statements of work as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements related to all transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value for all arrangement deliverables; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company. Under the relevant accounting guidance, when multiple-deliverables included in an arrangement are to be separated into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative fair values. We determine the relative selling price for a deliverable based on vendor-specific objective evidence of selling price (“VSOE”), if available, or third-party evidence ("TPE") in the alternative if available, or finally our best estimate of selling price (“BESP”), if VSOE or TPE is not available.
The Company begins to recognize revenue from license fees for its exchange (SAAS) and ASP products upon granting customer access to the respective processing platform. Transaction services fee revenue for this use of our exchanges or ASP platforms is recognized as the transactions occur and is generally billed in arrears. Revenues from RCS arrangements, which include data entry and call center services, and insurance certificate creation and tracking services, are recognized as the services are performed. Revenues from RCS consulting arrangements are recognized as the services are delivered on a time and materials basis. Service fees for hosting arrangements are recognized over the requisite service period. Revenue derived from the licensing of third party software products in connection with sales of the Company’s software licenses is recognized upon delivery together with the Company’s licensed software products. Fees for training, data conversion, installation, and consulting services fees are recognized as revenue when the services are performed. Revenues for maintenance and support services are recognized ratably over the term of the support agreement.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $6.0 million and $6.9 million of deferred revenue were included in billed accounts receivable at December 31, 2016 and 2015, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2016 include $51.8 million of trade receivables stated at invoice billed amounts and $10.9 million of unbilled receivables (net of a $2.83 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2015 include $36.7 million of trade receivables stated at invoice billed amounts and $10.5 million of unbilled receivables (net of a $3.39 million estimated allowance for doubtful accounts receivable). The unbilled receivables pertain to certain professional service engagements and system development projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Accounts receivable are written off against the allowance for doubtful accounts receivable when the Company has exhausted all reasonable collection efforts. Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. Bad debt expense was $1.5 million, $3.1 million, and $1.6 million for the year ended December 31, 2016, 2015, and 2014, respectively.
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
Capitalized Software Development Costs—In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, is expensed in the period they are incurred. The periodic expense for the amortization of previously capitalized software development costs is included in costs of services provided.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company applies the technical accounting guidance concerning goodwill impairment evaluation whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2016 the goodwill residing in the Broker Systems reporting unit and the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired.  In 2016 the goodwill residing in the Exchange reporting unit and the Risk Compliance Solutions ("RCS") reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  In specific regards to the Risk Compliance Solutions reporting unit, its assessed fair value was $130.0 million which was $36.8 million or 39% in excess of its $93.2 million carrying value. Key assumptions used in the fair value determination were annual revenue growth rates of 5% to 15% and discount rate of 15%. As of September 30, 2016 there was $68.3 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2016, 2015, and 2014, we had no impairment of any our reporting unit goodwill balances.

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
The following table summarizes the adjustments to goodwill recorded in connection with the acquisitions that occurred during 2016 and 2015:

Company acquired	Date acquired	(in thousands)
PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"); final purchase allocation adjustments	June 2015	$4,298
EbixHealth JV	July 2016	20,839
IHAC, Inc., d.b.a Hope Health ("Hope")	November 2016	1,333
Wdev Solucoes em Technologia SA	November 2016	13,615
Total changes to goodwill during 2016		$40,085

CurePet, Inc. ("CurePet"); see Note 18, "Investment in Joint Venture"	January 2014	$(1,783)
DCM Group Inc. (d.b.a. i3 Software) ("i3"); final purchase allocation adjustments	December 2014	(2,099)
Via Media Health Communications Private Limited ("Via Media Health")	March 2015	2,042
PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems")	June 2015	6,826
Total changes to goodwill during 2015		$4,986

Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Beginning Balance	$402,259	$402,220
Additions for current year acquisitions	35,787	8,868
Purchase accounting adjustments for prior year acquisitions	4,298	(2,099)
Contributed portions of CurePet investment to Joint Venture, ; see Note 18, "Investment in Joint Venture"	—	(1,783)
Foreign currency translation adjustments	(940)	(4,947)
Ending Balance	$441,404	$402,259
The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using our property and casualty ("P&C") data exchange and with certain large corporate customers using our client relationship management (“CRM”) platform in the United States. Prior to these underlying business acquisitions Ebix had pre-existing contractual relationships with these carriers and corporate clients. The contracts are renewable at little or no cost, and Ebix intends to continue to renew these contracts indefinitely and has the ability to do so. The proprietary technology supporting the P&C data exchange and CRM platform that is used to deliver services to these carriers and corporate clients, cannot feasibly be effectively replaced in the foreseeable future, and accordingly the cash flows forthcoming from these customers are expected to continue indefinitely. With respect to the determination of the indefinite life, the Company considered the expected use of these intangible assets, historical experience in renewing or extending similar arrangements, and the effects of competition, and concluded that there were no indications from these factors to suggest that the expected useful life of these customer relationships would be finite. The Company concluded that no legal, regulatory, contractual, or competitive factors limited the useful life of these intangible assets and therefore their life was considered to be indefinite, and accordingly the Company expects these customer relationships to remain the same for the foreseeable future. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen to twenty years. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen to twenty year DCF projections, as the valuation models that were applied consider a fifteen to twenty year time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2016, 2015 and 2014, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Trademarks	3-15
Non-compete agreements	5
Database	10

Intangible assets as of December 31, 2016 and December 31, 2015, are as follows:

	December 31,
	2016	2015
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$71,338	$76,275
Developed technology	16,011	15,121
Trademarks	2,666	2,729
Non-compete agreements	764	743
Backlog	140	140
Database	212	212
Total intangibles	91,131	95,220
Accumulated amortization	(49,795)	(43,372)
Finite-lived intangibles, net	$41,336	$51,848

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887

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
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in India, Singapore and Dubai is the U.S. dollar because the intellectual property research and development activities provided by its Singapore and Dubai subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
Advertising—With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $6.2 million, $4.0 million, and $1.7 million in 2016, 2015 and 2014, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income. In 2016 and 2015 reported sales and marketing expenses included $4.1 million and $2.4 million, respectively, of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Deferred advertising costs amounted to $2.8 million and $2.9 million at December 31, 2016 and 2015, respectively, and are included in other current assets and other assets on the consolidated balance sheet.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2016 and 2015, $612 thousand and $564 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2016 and 2015 the Company amortized $1.3 million and $840 thousand, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying Consolidated Statements of Income.
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
Recent Accounting Pronouncements
The following is a summary brief discussion of recently released accounting pronouncements that are pertinent to the Company’s business:

On October 24, 2016 the FASB issued ASU 2016-16, Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments specified by ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property, and property, plant and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.

In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB has issued this amendment to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs;

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

•	Contingent Consideration Payments Made after a Business Combination;

•	Proceeds from the Settlement of Insurance Claims;

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

•	Life Insurance Policies;

•	Distributions Received from Equity Method Investees;

•	Beneficial Interests in Securitization Transactions; and

•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated statement of cash flows.

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

The FASB's new leasing standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016 and is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 6 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.
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
In November 2014 the FASB issued Accounting Standards Update No. 2014-17 "Business Combinations: Pushdown Accounting - a consensus of the Emerging Issues Task Force". This accounting standard applies to the separate financial statements of an acquired entity and its subsidiaries that are a business upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this accounting standards update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this accounting standards update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company applied this accounting standards update to any separately issued or filed 2015 financial statement for its acquired subsidiaries and is still evaluating the impact of its adoption.
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

On a related point, in May 2016 the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity).
Assessing the Collectability Criterion in Paragraph 606-10-25-1(e) and Accounting for Contracts That Do Not Meet the Criteria for Step 1 (Applying Paragraph 606-10-25-7). The amendments clarify the objective of the collectability criterion in Step 1. The objective of this assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable.
Presentation of Sales Taxes and Other Similar Taxes Collected from Customers. The amendments permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.
Noncash Consideration. The amendments specify that the measurement date for noncash consideration is contract inception. The amendments also clarify that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration.
Contract Modifications at Transition. The amendments provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.
Completed Contracts at Transition. The amendments clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.
Also in April 2016 the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This amendment clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
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
The Company plans to adopt these new revenue recognition accounting standard effective January 1, 2018 and it has not presently determined the impact that the adoption of ASU No. 2014-09 will have on its income statement, balance sheet, or statement of cash flows. Furthermore, the Company has not yet determined the method of retrospective adoption it will use as described in paragraphs 1 and 2 immediately above. Subsequently in August 2015 the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers: Deferral of Effective Date", to defer the effective date of ASU No. 2014-09 for all entities by one year. Accordingly public business entities should apply the guidance of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period.

Note 2. Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below:

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2016	2015	2014
Basic earnings per common share	$2.88	$2.29	$1.68
Diluted earnings per common share	$2.86	$2.28	$1.67
Basic weighted average shares outstanding	32,603	34,668	37,809
Diluted weighted average shares outstanding	32,863	34,901	38,040
Basic EPS is equal to net income attributable to Ebix, Inc divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. Diluted EPS is equal to net income attributable to Ebix, Inc divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2016, 2015, and 2014 there were zero, zero, and 135,000 potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each year ending December 31, 2016, 2015, and 2014:

	For the year ended December 31,
	(in thousands)
	2016	2015	2014
Basic weighted average shares outstanding	32,603	34,668	37,809
Incremental shares for common stock equivalents	260	233	231
Diluted shares outstanding	32,863	34,901	38,040

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

The Company's practice is to immediately tightly integrate all functions including infrastructure, sales and marketing, administration, product development after a business acquisition is consummated, so as to ensure that synergistic efficiencies are maximized and redundancies eliminated, and to rapidly leverage cross-selling opportunities. Furthermore the Company centralizes certain key functions such as information technology, marketing, sales, human resources, finance, and other general administrative functions after an acquisition, in order and to quickly realize cost efficiencies. By executing this integration strategy it becomes neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2016, 2015 and 2014, respectively, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $1.3 million, $1.5 million and $10.2 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Consolidated Statements of Income. As of December 31, 2016, the total of these contingent liabilities was $8.5 million, of which $6.6 million is reported in long-term liabilities, and $1.9 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2015 the total of these contingent liabilities was $4.3 million of which $2.6 million was reported in long-term liabilities, and $1.7 million was included in current liabilities in the Company's Consolidated Balance Sheet.

2016 Acquisitions
Wdev Solucoes em Technologia SA - Effective November 1, 2016 Ebix acquired Wdev Solucoes em Technologia SA ("Wdev"), a Brazilian company that provides IT services and software development for the Latin American insurance industry. Ebix acquired Wdev for upfront cash consideration in the amount of $10.5 million, plus possible future contingent earn-out payments of up to $15.7 million based on earned revenues over the subsequent thirty-eight month period following the effective date of the acquisition. $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the Wdev acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
EbixHealth JV - Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Previously, effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix Health Exchange Holdings, LLC ("EbixHealth JV"). Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to June 30, 2017.
IHAC, Inc. - Effective November 1, 2016 Ebix acquired the assets of IHAC, Inc., d.b.a Hope Health ("Hope"), a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope for $1.72 million. The valuation and purchase price allocation for the Hope acquisition remains preliminary and will be finalized prior to June 30, 2017.
2015 Acquisitions
Via Media Health - The Company acquired Via Media Health Communications Private Limited ("Via Media Health"), effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn- out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company accounted for this acquisition by recording $2.0 million of goodwill, $383 thousand of intangible assets pertaining to customer relationships, and $101 thousand of intangible assets pertaining to acquired technology. The Company has determined that the fair value of the contingent earn-out consideration was zero as of December 31, 2016.
PB Systems - The Company acquired PB Systems, Inc. and PB Systems Private Limited (together being "PB Systems"), effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn-out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company initially accounted for this acquisition by recording $6.8 million of goodwill, and $10.3 million of intangible assets pertaining to customer relationships. In the Company's Form 10-K for the year ended December 31, 2015, the Company had disclosed that the valuation and purchase price allocation for the PB Systems acquisition was preliminary because all of the information necessary to determine the fair value of the acquired customer relationship intangible asset and fair value of the revenue-based earn-out contingent liability was still in the process of being evaluated by management and the Company's external valuation firms. This evaluation was completed during the second quarter ended June 30, 2016 and based on this the final goodwill and intangible assets pertaining to customer relationships recorded were $11.2 million and $2.1 million, respectively. The changes that resulted were a $(8.2) million reduction to the customer relationship intangible asset, a $(3.2) million reduction to the deferred tax liability, a $(664) thousand reduction to the revenue-based earn-out contingent liability, and a corresponding and offsetting $4.3 million increase to goodwill. The Company has determined that the fair value of the contingent earn-out consideration is zero as of December 31, 2016.
2014 Acquisitions

CurePet - On January 27, 2014, Ebix acquired CurePet. CurePet was a developmental-stage enterprise that developed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. Previously Ebix had a $2.0 million minority investment in CurePet. Ebix acquired the entire business of CurePet in an asset purchase agreement with total purchase consideration being $6.35 million which included a possible future one time contingent earnout payment of up to $5.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a fair value of zero. Additional required cash consideration of $1.35 million was offset against open accounts receivable balances due to the Company from CurePet, and no actual cash outlay was made by the Ebix for full acquisition of CurePet. Ebix contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million; see Note 18, "Investment in Joint Venture".

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

Vertex - On November 3, 2014, Ebix acquired Vertex, Incorporated ("Vertex"), with an effective date of October 1, 2014, in a share purchase agreement for total cash purchase consideration in the amount of $27.25 million and a possible contingent earnout of $2 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. Vertex is a specialized software and services firm focused primarily on the life and annuity insurance marketplace since 1991. Ebix acquired all of the outstanding capital stock of Vertex and funded the purchase using a mix of internal cash reserves and the bank credit line available to Ebix. The Company accounted for this acquisition by recording $27.7 million of goodwill, $2.5 million of intangible assets pertaining to customer relationships, and $235 thousand of intangible assets pertaining to acquired technology. The Company has determined that the fair value of the contingent earn-out consideration is zero as of December 31, 2016.
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
i3 - On December 1, 2014, Ebix acquired the DCM Group Inc. (d.b.a. i3 Software) ("i3") in an asset purchase agreement for total cash consideration in the amount of $2 million and a possible contingent earnout of up to $4 million based on earned revenues over the subsequent twenty-four month period following the date of the acquisition. i3 is a provider of software services and solutions to the insurance industry. Ebix acquired all of the assets of i3 and funded the purchase using internal cash reserves. The Company accounted for this acquisition by recording $1.6 million of goodwill, $310 thousand of intangible assets pertaining to customer relationships, and $48 thousand of intangible assets pertaining to acquired technology. The contingent earnout liability is currently estimated to have a zero fair value.
The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed as a result of the acquisitions that occurred during 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Fair value of total consideration transferred
Cash	$10,992	13,380
Equity instruments	2,763	—
Contingent earn-out consideration arrangement (net)	5,785	516
Previous cash and other consideration in investment of EbixHealth JV	8,000	—
Total consideration transferred	$27,540	$13,896

Fair value of equity components recorded (not part of consideration)
Gain on previously carried 40% equity interest in the EbixHealth JV	1,162	—
Recognition of noncontrolling interest of EbixHealth JV	11,223	—
Total equity components recorded	12,385	—

Total consideration transferred and equity components recorded	39,925	13,896

Fair value of assets acquired and liabilities assumed
Cash	$2,333	$905
Restricted cash	8,175	—
Other current assets	6,282	3,509
Property, plant, and equipment	842	312
Other long term assets	7	11
Intangible assets	(3,184)	10,836
Deferred tax liability	1,972	(4,015)
Current and other liabilities	(16,587)	(4,431)
Net assets acquired, excludes goodwill	(160)	7,127

Goodwill	40,085	6,769

Total net assets acquired	$39,925	$13,896
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2016 and 2015:

	December 31,
	2016		2015
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$3,929	9.7	$10,762	8.9
Developed technology	1,056	5.0	74	2.3
Purchase accounting adjustments for prior year acquisition (PB Systems)	(8,169)	0.0	—	0.0
Total acquired intangible assets	$(3,184)	8.7	$10,836	8.9

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and all other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ending December 31, 2017	$7,049
For the year ending December 31, 2018	6,315
For the year ending December 31, 2019	6,078
For the year ending December 31, 2020	5,648
For the year ending December 31, 2021	5,081
Thereafter	11,165

$41,336
The Company recorded $6.8 million, $7.2 million, and $7.4 million of amortization expense related to acquired intangible assets for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 4. Pro Forma Financial Information (re: 2016 and 2015 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.
The aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions made during 2016 and 2015, which includes the acquisition of Wdev Solucoes em Technologia SA, the acquisition of assets of IHAC, Inc., d.b.a Hope Health ("Hope"), taking a controlling position in the Ebix Health Exchange Holdings, LLC Joint Venture with Independence Holdings Corporation in 2016, and the acquisitions of Via Media Health and PB Systems in 2015 as presented in the table below, and is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2016 and 2015 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for 2016 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only two months of Wdev Solucoes em Technologia SA, two months of Hope Health ("Hope"), and six months of the Ebix Health Exchange Holdings, LLC Joint Venture. Similarly, the 2015 pro forma financial information below includes a full year of results for Via Media Health and PB Systems as if they had been acquired on January 1, 2015, whereas the Company's reported financial statements for the 2015 includes ten months of financial results for Via Media Health and seven months for PB Systems.

	As Reported 2016	Pro Forma 2016	As Reported 2015	Pro Forma 2015
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$298,294	$315,820	$265,482	$295,290
Net income attributable to Ebix, Inc.	$93,847	$95,326	$79,533	$84,624
Basic EPS	$2.88	$2.92	$2.29	$2.44
Diluted EPS	$2.86	$2.90	$2.28	$2.42

In the above table, the unaudited pro forma revenue for the year ended December 31, 2016 increased by $20.5 million from the unaudited pro forma revenue for 2015 of $295.3 million to $315.8 million , representing a 7.0% increase, with the change in exchange rates adversely affecting reported revenues by ($3.3) million. The reported revenue in the amount of $298.3 million for the year ended December 31, 2016 increased by $32.8 million or 12.4% from the $265.5 million of reported revenue for the year ended December 31, 2015. The cause for the difference between the 12.4% increase in reported 2016 revenue versus 2015 revenue, as compared to the 7.0% increase in 2016 pro forma versus 2015 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2016 and 2015, specifically Wdev Solucoes em Technologia SA, Hope Health ("Hope"), Ebix Health Exchange Holdings, LLC Joint Venture, Via Media Health, and PB Systems with the Company's pre-existing operations. The 2016 and 2015 pro forma financial information assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for 2016 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thus includes only two months of Wdev Solucoes em Technologia SA, two months of Hope, and six months of the fully consolidated Ebix Health Exchange Holdings, LLC Joint Venture.
The above pro forma analysis is based on the following premises:

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

•
2015 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2016, 2015 and 2014 the change in foreign currency exchange rates decreased reported consolidated operating revenues by $(3.3) million, $(10.7) million, and $(3.2) million, respectively.

Note 5. Commercial Bank Financing Facility
On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 2.875%.

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
On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Regions, dated August 5, 2014, among the Company, Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders. The First Amendment amends the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and expanded the syndicated bank group to four participants by adding Fifth Third Bank.

    At December 31, 2016, the outstanding balance on the revolving line of credit with Regions was $154.03 million and the facility carried an interest rate of 2.875%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2016, the average and maximum outstanding balances on the revolving line of credit were $168.0 million and $226.46 million, respectively, and the weighted average interest rate was 2.72%. At December 31, 2015 the outstanding balance on the revolving line of credit was $206.5 million and the facility carried an interest rate of 2.25%.

At December 31, 2016, the outstanding balance on the term loan was $118.8 million of which $12.5 million is due within the next twelve months. This term loan also carried an interest rate of 2.875%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $106.3 million respectively at December 31, 2016.

Note 6. Commitments and Contingencies
Contingencies- Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as defendants. The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. The claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty in adopting certain bylaw amendments on December 19, 2014; (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; and, (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA. Lead Plaintiffs seek declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008

Certificate Amendment, the 2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. On October 31. 2016, Lead Plaintiffs filed a Motion for Class Certification. On November 1, 2016, Lead Plaintiffs moved for partial summary judgment on Claims (ii), (iii), and (vi) as described above. The directors added as defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining Defendants moved to dismiss Claims (v), (vi), (vii), (viii), and (ix) as described above, and have filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. Briefing schedules for the pending motions have not been yet set and discovery is on-going. The Company denies any liability and intends to defend the action vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2016 and 2015.
Commitments for minimum rentals under non-cancellable leases, debt obligations, and future purchase obligations as of December 31, 2016 were as follows:

Year	Debt	Capital Leases	Operating Leases	Future Purchase Obligations
	(in thousands)
2017	$12,500	$12	$4,627	$541
2018	12,500	12	4,226	541
2019	12,500	12	2,353	406
2020	12,500	5	1,197	—
2021	222,779	—	104	—
Thereafter	—	—	53	—
Total	$272,779	$41	$12,560	$1,488
Less: sublease income			(3,110)
Net lease payments			$9,450
Less: amount representing interest		(6)
Present value of obligations under capital leases		$35
Less: current portion	(12,500)	(9)
Long-term obligations	$260,279	$26
Rental expense for office facilities and certain equipment subject to operating leases for 2016, 2015, and 2014 was $6.4 million, $6.5 million and $6.3 million, respectively.
Sublease income for 2016, 2015 and 2014 was $977 thousand, $580 thousand, and $381 thousand, respectively.
Self Insurance—For many of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2016 and 2015, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $346 thousand and $276 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2017, is $2.8 million.

Note 7. Share-based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2016, the Company had one equity based compensation plan. No stock options were granted to employees or non-employees during 2016, 2015 and 2014; however, options were granted to Directors in 2016 and 2015. Stock compensation expense of $340 thousand, $294 thousand and $305 thousand was recognized during the years ending December 31, 2016, 2015 and 2014, respectively, on outstanding and unvested options.
The fair value of options granted during 2016 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted average fair values of stock options granted	$19.50	$7.90	$—
Expected volatility	55.5%	55.4%	—%
Expected dividends	.61%	1.42%	—%
Weighted average risk-free interest rate	1.40%	1.03%	—%
Expected life of stock options (in years)	3.5	3.5	0.0

A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2014	792,000	$8.28	1.00	$5,093
Granted	—	$—
Exercised	(450,000)	$1.75
Canceled	(135,000)	$17.58
Outstanding at December 31, 2014	207,000	$16.41	1.88	$121
Granted	42,000	$22.25
Exercised	(109,122)	$20.25
Canceled	—
Outstanding at December 31, 2015	139,878	$15.17	2.32	$2,465
Granted	42,000	$49.22
Exercised	(72,379)	$11.38
Canceled	—
Outstanding at December 31, 2016	109,499	$30.73	3.28	$2,882
Exercisable at December 31, 2016	34,874	$18.70	2.55	$1,337
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $3.2 million, $1.3 million, and $5.3 million, respectively.
Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014, was $824 thousand, $2.2 million and $788 thousand, respectively.
A summary of non-vested options and changes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2014	112,500	$17.32
Granted	—	$—
Vested	(45,000)	$18.53
Canceled	—	$—
Non-vested balance at December 31, 2014	67,500	$16.52
Granted	42,000	$22.25
Vested	(33,750)	$17.47
Canceled	—	$—
Non-vested balance at December 31, 2015	75,750	$19.27
Granted	42,000	$49.22
Vested	(43,125)	$18.89
Canceled	—	$—
Non-vested balance at December 31, 2016	74,625	$36.35

The following table summarizes information about stock options outstanding by price range as of December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$14.89	28,124	0.51	$3.82	16,874	$7.20
$21.19	33,375	0.92	$6.46	15,375	$9.34
$28.59	6,000	0.18	$1.57	2,625	$2.16
$49.22	42,000	1.66	$18.88	—	$—
	109,499	3.28	$30.73	34,874	$18.70

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

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2014	75,265	$19.92
Granted	171,781	$16.96
Vested	(52,388)	$20.35
Forfeited	(6,136)	$18.91
Non vested at December 31, 2014	188,522	$17.13
Granted	132,069	$30.29
Vested	(108,798)	$17.35
Forfeited	(8,479)	$17.20
Non vested at December 31, 2015	203,314	$25.56
Granted	26,119	$44.79
Vested	(101,441)	$23.25
Forfeited	(4,338)	$35.54
Non vested at December 31, 2016	123,654	$31.17
As of December 31, 2016 there was $3.4 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 1.84 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $1.9 million, and $1.1 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $2.5 million, $1.5 million and $1.5 million during each of the years ending December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016 the Company has 5.5 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 8. Income Taxes
The income tax expense (benefit) consists of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Current:
US federal	$1,259	$1,267	$13,504
US state	310	191	270
Non US	3,266	4,789	32
	4,835	6,247	13,806
Deferred:
US federal	78	808	308
US state	295	720	43
Non US	(3,571)	(669)	(263)
	(3,198)	859	88

Total	$1,637	$7,106	$13,894

Income before income taxes includes the following components:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
US	$(80)	$1,384	$8,807
Non US	96,011	85,255	68,645
Total	$95,931	$86,639	$77,452
A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Statutory US federal income tax rate	35.0%	35.0%	35.0%
US state income taxes, net of federal benefit	0.4%	1.0%	0.3%
Non-US tax rate differential	(22.8)%	(2.6)%	(4.0)%
Tax holidays	(14.0)%	(23.5)%	(12.7)%
Passive income exemption	(1.4)%	(2.9)%	(3.2)%
Acquisition contingent earnout liability adjustments	(0.9)%	(0.6)%	(4.6)%
Foreign enhanced R&D deductions	(0.9)%	(1.0)%	(1.1)%
Nondeductible items	9.1%	0.8%	—%
Effect of valuation allowance	(2.3)%	(2.2)%	—%
Release of deferred tax liability on intangibles transferred	(3.5)%	—%	—%
Prior year true-ups	2.8%	3.2%	(4.3)%
Uncertain tax positions	0.1%	0.1%	12.7%
Other	0.1%	0.8%	(0.2)%
Effective income tax rate	1.7%	8.1%	17.9%

Our effective tax rate decreased to 1.7% in 2016, compared with 8.1% in 2015, largely due to favorable changes in the proportion of our taxable income in certain US and non-US jurisdictions relative to total pretax income.
Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations. When these tax holidays expire, these locations become 50% taxable for an additional five years. The impact of this tax holiday decreased our non-US income tax expense by $13.6 million and $20.5 million for 2015 and 2014, respectively.
The Company’s consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operations in certain foreign jurisdictions, specifically India, Dubai, and Singapore, where we have tax holidays or tax concessions.
Deferred tax assets and liabilities are comprised of the following:

	December 31, 2016		December 31, 2015
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$95	$—		$91
Share-based compensation	1,612		937
Accruals and prepaids	842		1,186
Bad debts	859		961
Acquired intangible assets	—	22,508		26,861
Net operating loss carryforwards	19,019		23,085
Tax credit carryforwards (primarily MAT in India)	35,514		30,835
	57,941	22,508	57,004	26,952
Valuation allowance	(3,747)	—	(5,979)	—
Total deferred taxes	$54,194	$22,508	$51,025	$26,952
Amounts recognized in the consolidated balance sheets:

	2016	2015
	(In thousands)
Non-current deferred tax assets	31,686	24,073
ASU 2013-11 reclass, described below	(341)	(341)
Net deferred tax assets	31,345	23,732

The valuation allowance changed by ($2.2) million and $(1.9) million during the years ended December 31, 2016 and 2015, respectively. The Company recorded a valuation allowance and offsetting NOL carryforwards for certain foreign acquired losses during 2015 and 2016, where an implied valuation allowance had been previously recognized in prior years. The presentation above has been modified to correctly show the valuation allowances that should have been recorded and to gross up the Company’s deferred tax assets for implied valuation allowances that were inherited through acquisitions.
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

We have US Federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
US Federal loss carryforwards	$47,796	$41,405
US state loss carryforwards	15,535	24,168
Foreign loss carryforwards	25,849	38,152

US Federal credit carryforwards	1,235	1,369
Foreign credit carryforwards	34,278	29,462
The US federal and state operating loss carryforwards expire at varying dates through 2035. The federal credits begin to expire in 2018. We also have non-US loss carryforwards of approximately $25.8 million as of December 31, 2016, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established valuation allowances for certain non-US operating loss carryforwards due to the uncertainty resulting from a lack of previous substantial taxable income within the applicable tax jurisdictions. We may possibly release these valuation allowances, particularly in our UK entity, in the future.

The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be partially offset by foreign tax credits. At December 31, 2016 the cumulative amount of the Company’s undistributed foreign earnings was approximately $450.7 million.
The following table summarizes the activity related to our unrecognized tax benefits:

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Beginning Balance	$3,115	$3,020	$12,742
Additions for tax positions related to current year	43	41	451
Additions for tax positions of prior years	107	131	9,348
Reductions for tax position of prior years	—	(77)	(19,521)
Ending Balance	$3,265	$3,115	$3,020

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. Interest assessed upon settlement of a tax return position is classified as interest expense. As of December 31, 2016 and 2015 approximately $771 thousand and $738 thousand, respectively, of estimated interest and penalties. These amounts are included in the December 31, 2016 and 2015 balances in the preceding table of $3.3 million and $3.1 million, respectively, which is included in other long term liabilities in the accompanying Consolidated Balance Sheet.
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
The Company has applied the new provisions under Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. Under these provisions, an unrecognized tax benefit is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The Company has applied this provision and $341 thousand and $341 thousand of unrecognized tax benefits have been applied against the deferred tax assets for net operating loss carryforwards, as of December 31, 2016 and 2015 respectively.

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

The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2016 the Company repurchased 1,479,454 shares of its common stock under these plans for total consideration of $65.3 million. During 2015 the Company repurchased 2,924,306 shares of its common stock under this plan for total consideration of $82.5 million. During 2014 the Company repurchased 2,146,488 shares of its common stock under this plan for total consideration of $31.9 million.

As of December 31, 2016 the Company had $23.2 million remaining in its share repurchase authorization.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2016 and December 31, 2015, consisted of the following:

	2016	2015
	(In thousands)
Trade accounts payable	$16,606	$5,800
Restricted fiduciary funds	14,394	—
Accrued professional fees	500	777
Income taxes payable	2,448	9,266
Due to prior owners of acquired companies re: working capital settlements	—	2,233
Share repurchases accrued	6,352	820
Sales taxes payable	4,489	3,435
Other accrued liabilities	66	712
Total	$44,855	$23,043

Note 11. Other Current Assets

Other current assets at December 31, 2016 and December 31, 2015 consisted of the following:

	2016	2015
	(In thousands)
Prepaid expenses	$10,276	$8,290
Sales taxes receivable from customers	—	120
Due from prior owners of acquired businesses for working capital settlements	916	1,021
Research and development tax credits receivable	375	898
Accrued interest receivable	372	—
Other	777	613
Total	$12,716	$10,942

Note 12. Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(In thousands)
Computer equipment	$17,957	$15,318
Buildings	22,607	20,741
Land	7,986	6,545
Leasehold improvements	1,465	1,239
Furniture, fixtures and other	7,654	6,299
	57,669	50,142
Less accumulated depreciation and amortization	(20,608)	(16,054)
	$37,061	$34,088

Depreciation expense was $4.0 million, $3.5 million and $2.3 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 13. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s 1% contributed and 50% on the 2% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $688 thousand, $676 thousand and $473 thousand for the years ending December 31, 2016, 2015 and 2014, respectively.

Note 14. Geographic Information

The Company operates with one reportable segment whose results are regularly reviewed by the Company's CEO, its chief operating decision maker as to operating performance and the allocation of resources. External customer revenues in the tables below were attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country.
During 2016 the change in foreign currency exchange rates decreased reported Australian and Latin America operating revenues by $(410) thousand and $(300) thousand, respectively. India's 2016 operating revenues increased $10.6 million or 300% due primarily to the various new e-governance contracts with a number of large clients. Europe's revenues increased $8.8 million, net of $(2.2) million decrease due to changes in foreign currency exchange rates, due primarily to the execution and commencement of certain significant contracts.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):

Year Ended December 31, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$213,516	$6,328	$8,179	$31,156	$5,848	$1,903	$14,153	$17,211	$—	$298,294
Long-lived assets	$385,723	$6,411	$23,825	$1,245	$17,467	$215	$83,082	$21,766	$54,152	$593,886

Year Ended December 31, 2015

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$205,210	$4,490	$5,715	$30,634	$5,317	$2,153	$3,538	$8,425	$—	$265,482
Long-lived assets	$374,432	$6,632	$6,091	$199	$68,852	$221	$74,693	$28,039	$—	$559,159

Year Ended December 31, 2014

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$147,971	$5,239	$7,036	$36,319	$4,384	$2,578	$1,929	$8,865	$—	$214,321
Long-lived assets	$383,233	$7,835	$9,380	$583	$68,526	$334	$34,691	$25,868	$—	$530,450

In the geographical information table above the significant changes to long-lived assets from December 31, 2015 to December 31, 2016 are explained as follows: the U.S. increase of $11.3 million is primarily comprised of a $14.6 million net increase due to the consolidation of the EbixHealth JV commensurate with the step up in ownership to 51%, partially offset by a

$(4.7) million decrease of  intangibles due to amortization; the Latin America increase of $17.7 million is due to the Wdev acquisition (for which the valuation and purchase accounting is preliminary); the Singapore decrease of $51.4 million and the Dubai increase of $54.2 million are due to the transfer of certain intangible assets between these locations (net of deferred taxes); the India increase of $8.4 million is primarily due an increase in deferred tax assets of $4.8 million associated with the payments and accruals of Minimum Alternative Tax, and $3.5 million of fixed assets additions associated with the continued build out of our product development facilities, and the growth of the Ebix-Vayam JV; the Europe decrease of $6.3 million is primarily due to a 16.6% weakening of British Pound Sterling versus the U.S. Dollar which caused a $4.3 million decrease in the translation of long-lived assets, partially offset by the amortization of intangible assets and capitalized software development costs.

Note 15. Related Party Transactions

We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via a syndicated commercial banking facility (refer to Note 5 to these Consolidated Financial Statements), and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $280 thousand, $300 thousand, and $281 thousand for each of the years ending December 31, 2016, 2015, and 2014, respectively. Accounts receivable due from Regions were and $161 thousand and $210 thousand at December 31, 2016 and 2015, respectively.

Note 16. Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2016, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2016
Total revenues	$71,066	$72,574	$74,608	$80,046
Gross Profit	51,464	51,995	52,183	57,524
Operating income	24,763	23,564	24,293	27,661
Net income from continuing operations	$22,159	$22,992	$24,067	$24,629
Net income per common share:
Basic	$0.67	$0.70	$0.74	$0.76
Diluted	$0.67	$0.70	$0.74	$0.76
Year Ended December 31, 2015
Total revenues	$63,753	$64,712	$66,813	$70,204
Gross Profit	44,268	46,013	49,004	53,760
Operating income	20,499	20,423	21,968	25,824
Net income from continuing operations	18,336	19,036	20,232	21,929
Net income per common share:
Basic	$0.51	$0.54	$0.59	$0.65
Diluted	$0.51	$0.54	$0.59	$0.65
Year Ended December 31, 2014
Total revenues	$51,404	$51,476	$50,808	$60,633
Gross Profit	41,792	41,512	40,533	43,096
Operating income	19,405	17,461	21,738	21,068
Net income from continuing operations	15,417	13,579	18,015	16,547
Net income per common share:
Basic	$0.40	$0.35	$0.47	$0.45
Diluted	$0.40	$0.35	$0.47	$0.45

In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 17. Minority Business Investment

During 2012, Ebix acquired a minority 19.8% interest in CurePet, Inc. ("CurePet") for cash consideration in the amount of $2.0 million. CurePet was a developmental-stage enterprise that completed an insurance exchange that connects pet owners, referring veterinarians, animal hospitals, academic institutes, and suppliers of medical and general pet supplies, while providing a wide variety of services related to pet insurance to each constituent including practice management, electronic medical records, and billing. As disclosed in Note 3 "Business Acquisitions", effective January 27, 2014, Ebix acquired the entire business of CurePet in an asset purchase agreement with the total purchase consideration being in the amount of $6.35 million of which $5.0 million pertains to a contingent earnout liability based on earned revenues over the subsequent thirty-six month period following the date of the acquisition. This contingent earnout liability was estimated to have a fair value of zero at December 31, 2015. During the twelve months ended December 31, 2014 the CurePet business generated $324 thousand of revenue, which is included in the Company’s consolidated revenues reported for that the same period. As is disclosed in Note 18 "Investment in Joint Venture", Ebix contributed certain portions of its CurePet investment, valued by the Ebix Health Solutions, LLC joint venture at $2.0 million, for its 40% membership interest in the Ebix Health Solutions, LLC joint venture.

Note 18. Investment in Joint Ventures

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

Effective September 1, 2015 Ebix and Independence Holdings Corporation ("IHC") formed a joint venture named Ebix
Health Solutions, LLC ("EbixHealth JV"). This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV and received a special distribution of $6.0 million. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 will be allocated to IHC, and IHC is obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining balance of said loan as of December 31, 2016 being then converted to contributed capital. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the twelve months ending December 31, 2016 the Company recognized $1.4 million of revenue from IHC, and as of December 31, 2016 IHC had $125 thousand of accounts receivable due to Ebix. During the twelve-month period ending December 31, 2016 the EbixHealth JV had a net loss of $956 thousand, and as of December 31, 2016 the EbixHealth JV had net equity balance of $22.4 million.

Note 19. Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets. During the year ended December 31, 2016 the Company capitalized $4.0 million of such development costs. As of December 31, 2016 a total of $6.0 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the year ended December 31, 2016 the Company recognized $1.1 million of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. During 2015 and through the 3rd quarter of 2016 the useful life over which certain capitalized continuing medical education products costs were being amortized was eighteen months. In the fourth quarter of 2016 the amortization period for these these costs was revised to a five-year straight-line methodology and additionally now all continuing medical education products costs are being capitalized. This change had the effect of reducing reported services and other costs by $2.9 million. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 20. Subsequent Events

Dividends
The Company plans to continue with its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid on March 15, 2017 to shareholders of record on February 28, 2017.

Repurchases of Common Stock
Since December 31, 2016 and through March 1, 2017 the Company has purchased an additional 594,048 shares of its outstanding common stock for aggregate consideration in the amount of $34.17 million. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were completed using available cash resources and cash generated from the Company's operating activities.

Common Stock Repurchase Plan
Effective February 6, 2017 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $150.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.

Closure of SEC Investigation
On February 3, 2017, the Company received a letter from the Staff of the Securities and Exchange Commission (“SEC”) stating that the Staff has concluded the previously disclosed investigation relating to the Company and that the Staff does not intend to recommend any enforcement action by the SEC against the Company.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting is as of December 31, 2016 did not include an assessment of the internal controls for our operations in Wdev (acquired in November 2016) and the EbixHealth JV (which is being fully consolidated as of July 1, 2016) for which the financial information for these business units are included in the accompanying 2016 consolidated financial statements of Ebix. These business units in the aggregate represented 3.8% of the Company's consolidated revenue, and 7.8% of the Company's consolidated assets for 2016 In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2016.
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

Cherry Bekaert LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Cherry Bekaert LLP has issued their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ebix, Inc.

We have audited Ebix, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for the operations in Wdev (acquired in November 2016) and EbixHealth JV (which is being fully consolidated as of July 1, 2016) which are included in the 2016 consolidated financial statements of Ebix, Inc. and which constituted approximately 3.8% of the Company's consolidated revenues for the year ended December 31, 2016 and 7.8% of the Company’s consolidated assets as of December 31, 2016. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting for the operations in Ebix Latin America, Ebix Canada, Ebix New Zealand, Wdev and EbixHealth JV.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated March 1, 2017 expressed an unqualified opinion.

Cherry Bekaert LLP
Atlanta, Georgia
March 1, 2017

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 .

•	Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 1, 2017
(Robin Raina)
/s/ SEAN T. DONAGHY	Chief Financial Officer (principal financial and accounting officer)	March 1, 2017
(Sean T. Donaghy)
/s/ HANS U. BENZ	Director	March 1, 2017
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 1, 2017
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 1, 2017
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 1, 2017
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 1, 2017
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	March 1, 2017
(George W. Hebard III)
/s/ JOSEPH R. WRIGHT, JR.	Director	March 1, 2017
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

10.1**
Ebix, Inc. 1996 Stock Incentive Plan as amended by the first, second, third and fourth amendments thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.2**	Ebix, Inc. 2010 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed October 8, 2010).
10.3**	Form of Restricted Stock Agreement under the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005).
10.4
Share Purchase Agreement made and extended into as of April 2, 2008 by and among Ebix, Inc. and Rennes Foundation (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed April 14, 2008).

10.5**
Acquisition Bonus Agreement by and between Ebix, Inc., and Robin Raina dated as of July 15, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 21, 2009).

10.6
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

10.7
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

10.8
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

10.9
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

10.10**	Ebix Inc. Chief Executive Officer Annual Incentive Bonus Plan effective January 1, 2016 (incorporated by Reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed March 18, 2016).
10.11
Amendment No.2 dated June 17, 2016 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016).

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

*    Filed herewith
**     Indicates management contract or compensatory plan or arrangement.

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2016, December 31, 2015 and December 31, 2014
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning balance	$3,388	$1,619	$1,049
Provision for doubtful accounts	1,515	3,111	1,600
Write-off of accounts receivable against allowance	(2,258)	(1,342)	(1,022)
Other	188	—	(8)
Ending balance	$2,833	$3,388	$1,619

Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning balance	$(5,979)	$—	$—
Decrease (increase)	2,232	(5,979)	—
Ending balance	$(3,747)	$(5,979)	$—