Form 10-Q
period 2017-03-31
EBIX INC
filed 2017-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: 678-281-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2017 the number of shares of common stock outstanding was 31,533,557.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating revenue	$79,103	$71,066

Operating expenses:
Cost of services provided	25,187	19,602
Product development	8,350	8,065
Sales and marketing	4,337	4,333
General and administrative, net (see Note 3)	12,684	11,583
Amortization and depreciation	2,855	2,720
Total operating expenses	53,413	46,303

Operating income	25,690	24,763
Interest income	774	143
Interest expense	(2,468)	(1,274)
Foreign currency exchange gain	3,496	469
Income before income taxes	27,492	24,101
Income tax expense	(869)	(1,750)
Net income including noncontrolling interest	26,623	22,351
Net income attributable to noncontrolling interest (see Note 8)	196	192
Net income attributable to Ebix, Inc.	$26,427	$22,159

Basic earnings per common share attributable to Ebix, Inc.	$0.83	$0.67

Diluted earnings per common share attributable to Ebix, Inc.	$0.83	$0.67

Basic weighted average shares outstanding	31,807	33,043

Diluted weighted average shares outstanding	31,973	33,310

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income including noncontrolling interest	$26,623	$22,351
Other comprehensive income:
Foreign currency translation adjustments	2,517	1,657
Total other comprehensive income	2,517	1,657
Comprehensive income	29,140	24,008
Comprehensive income attributable to noncontrolling interest (see Note 8)	196	192
Comprehensive income attributable to Ebix, Inc.	$28,944	$23,816

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$120,195	$114,118
Short-term investments	3,260	3,105
Restricted cash	11,249	17,217
Trade accounts receivable, less allowances of $2,962 and $2,833, respectively	68,424	62,713
Other current assets	13,896	12,716
Total current assets	217,024	209,869

Property and equipment, net	38,823	37,061
Goodwill	443,304	441,404
Intangibles, net	39,683	41,336
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	6,108	5,955
Deferred tax asset, net	33,741	31,345
Other assets	5,620	5,898
Total assets	$815,190	$803,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,948	$44,855
Accrued payroll and related benefits	6,595	7,474
Short term debt, net of deferred financing costs of $136, respectively	12,364	12,364
Capital lease obligations	9	9
Current deferred rent	285	281
Contingent liability for accrued earn-out acquisition consideration	1,943	1,921
Deferred revenue	23,643	22,564
Other current liabilities	276	244
Total current liabilities	69,063	89,712

Revolving line of credit	194,029	154,029
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $435 and $452, respectively	102,713	105,824
Other liabilities	7,005	6,070
Contingent liability for accrued earn-out acquisition consideration	6,810	6,589
Deferred revenue	1,342	1,886
Long term deferred rent	913	1,009
Total liabilities	381,875	365,119

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.10 par value, 60,000,000 shares authorized, 31,524,369 issued and outstanding, at March 31, 2017 and 32,093,294 issued and outstanding at December 31, 2016	3,152	3,209

Additional paid-in capital	—	—
Retained earnings	448,621	457,364
Accumulated other comprehensive loss	(31,160)	(33,677)
Total Ebix, Inc. stockholders’ equity	420,613	426,896
Noncontrolling interest (see Note 8)	12,702	11,740
Total stockholders' equity	433,315	438,636
Total liabilities and stockholders’ equity	$815,190	$803,755
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, December 31, 2016	32,093,294	$3,209	$—	$457,364	$(33,677)	$11,740	$438,636
Net income attributable to Ebix, Inc.	—	—	—	26,427	—	—	26,427
Net income attributable to noncontrolling interest (see Note 8)	—	—	—	—	—	196	196
Cumulative translation adjustment	—	—	—	—	2,517	—	2,517
Repurchase and retirement of common stock	(594,048)	(59)	(1,366)	(32,742)		—	(34,167)
Vesting of restricted stock	24,271	2	(2)	—	—	—	—
Exercise of stock options	3,500	—	52	—	—	—	52
Share based compensation	—	—	686	—	—	—	686
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,648)	—	(167)	—	—	—	(167)
Loans by non-controlling interest converted to capital contribution to joint venture	—	—	797	—	—	766	1,563
Dividends paid	—	—	—	(2,428)	—	—	(2,428)
Balance, March 31, 2017	31,524,369	$3,152	$—	$448,621	$(31,160)	$12,702	$433,315
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$26,427	$22,159
Net income attributable to noncontrolling interest	196	192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,855	2,720
Benefit for deferred taxes	(850)	(165)
Share based compensation	686	647
Provision for doubtful accounts	407	(241)
Unrealized foreign exchange gain	(860)	(48)
Amortization of capitalized software development costs	410	326
Reduction of acquisition earnout accruals	—	(511)
Purchase accounting adjustment	(948)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,661)	(8,669)
Other assets	112	(220)
Accounts payable and accrued expenses	(7,118)	(7,563)
Accrued payroll and related benefits	(1,021)	717
Deferred revenue	382	1,258
Deferred rent	(102)	(80)
Reserve for potential uncertain income tax return positions	518	50
Other liabilities	268	(38)
Net cash provided by operating activities	15,701	10,534

Cash flows from investing activities:
Capitalized software development costs	(514)	(144)
Purchases of marketable securities	(1,005)	(596)
Capital expenditures	(2,705)	(1,028)
Net cash used in investing activities	(4,224)	(1,768)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	40,000	20,000
Principal payments of term loan obligation	(3,125)	—
Repurchases of common stock	(40,517)	(14,787)
Proceeds from the exercise of stock options	52	29
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(167)	(66)
Dividend payments	(2,428)	(2,422)
Payments of capital lease obligations	(1)	—
Net cash provided by (used in) financing activities	(6,186)	2,754
Effect of foreign exchange rates on cash	786	321
Net change in cash and cash equivalents	6,077	11,841
Cash and cash equivalents at the beginning of the period	114,118	57,179
Cash and cash equivalents at the end of the period	$120,195	$69,020
Supplemental disclosures of cash flow information:
Interest paid	$2,289	$1,987
Income taxes paid	$6,663	$7,015
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

During the three months ended March 31, 2017 there were 2,648 shares, totaling $167 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of December 31, 2016 there were 109,475 shares totaling $6.4 million of share repurchases that were not settled until January 2017.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries, as well as e-governance solutions to governmental agencies in the health and education sectors. Ebix provides various application software products for the insurance industry including data exchanges, carrier systems, broker systems, and agency systems, and custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, Dubai, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 34.0% and 25.7% of the Company’s total revenue for the three months ended March 31, 2017 and 2016, respectively.
The Company’s revenues are derived from four product/service channels. Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2017	2016
Exchanges	$52,614	$50,086
Broker Systems	3,788	3,212
Risk Compliance Solutions (“RCS”)	21,852	16,751
Carrier Systems	849	1,017
Totals	$79,103	$71,066
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2017. The condensed consolidated December 31, 2016 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $1.5 million and $1.7 million in the first three months of 2017 and 2016, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. During the first three months of 2017 and 2016 reported sales and marketing expenses included $1.0 million and $987 thousand, respectively, of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Deferred advertising costs amounted to $2.6 million and $2.8 million at March 31, 2017 and December 31, 2016, respectively, and are included in other current assets and other assets on the consolidated balance sheet.

Fair Value of Financial Instrument—The Company follows the relevant GAAP guidance concerning fair value measurements which provides a consistent framework to define, measure, and disclose the fair value of assets and liabilities in financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The classifications are as follows:

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

As of March 31, 2017 the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2017 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at March 31, 2017 and December 31, 2016 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($925 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$4,185	$4,185	$—	$—
Total assets measured at fair value	$4,185	$4,185	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$8,753	$—	$—	$8,753
Total liabilities measured at fair value	$8,753	$—	$—	$8,753

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2017 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($970 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$4,030	4,030	$—	$—
Total assets measured at fair value	$4,030	$4,030	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$8,510	$—	$—	$8,510
Total liabilities measured at fair value	$8,510	$—	$—	$8,510

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the twelve months ended December 31, 2016 there were no transfers between fair value Levels 1, 2 or 3.
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2017 and during the year ended December 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2017	December 31, 2016
	(in thousands)

Beginning balance	$8,510	$4,277

Total remeasurement adjustments:
Gains included in earnings **	—	(1,344)
Reductions recorded against goodwill	—	(664)
Foreign currency translation adjustments ***	243	(208)

Acquisitions and settlements
Business acquisitions	—	6,449
Settlement payments	—	—

Ending balance	$8,753	$8,510

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end. Vertex earnout period expired in the third quarter of 2016 and gain was realized.	$—	$(624)

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst and Wdev acquisition)	$8,753	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst and Wdev acquisitions)	$8,510	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During 2016, certain of the Company's contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously provisional.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $57.0 million of trade receivables stated at invoice billed amounts and $11.4 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $3.0 million. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $6.8 million of deferred revenue is included in billed accounts receivable at March 31, 2017. The Company recognized and recorded bad debt expense (benefit) in the amount of $407 thousand and $(241) thousand for the three-month periods ended March 31, 2017 and 2016, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the three months ended March 31, 2017, $82 thousand of accounts receivable, which had been specifically reserved for in prior periods, were written off.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. In 2016 the goodwill residing in the Broker Systems reporting unit and the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired. In 2016 the goodwill residing in the Exchange reporting unit and the Risk Compliance Solutions ("RCS") reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated. In specific regards to the RCS reporting unit, its assessed fair value was $130.0 million which was $36.8 million or 39% in excess of its $93.2 million carrying value. Key assumptions used in the fair value determination were annual revenue growth of 5% to 15% and discount rate of 15%. As of September 30, 2016 there was $68.3 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2016 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2017 and the year ended December 31, 2016 are reflected in the following table.

	March 31, 2017	December 31, 2016
	(In thousands)
Beginning Balance	$441,404	$402,259
Additions (see Note 3)	—	35,787
Purchase accounting adjustments	948	4,298
Foreign currency translation adjustments	952	(940)
Ending Balance	$443,304	$441,404

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$71,556	$71,338
Developed technology	16,067	16,011
Trademarks	2,670	2,666
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	91,409	91,131
Accumulated amortization	(51,726)	(49,795)
Finite-lived intangibles, net	$39,683	$41,336

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.9 million and $1.7 million for three months ended March 31, 2017 and 2016, respectively.
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
The Company has applied the provisions under FASB update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied resulting in $341 thousand of unrecognized tax benefits that have been applied against both the NOL carry forward amounts as of March 31, 2017 and December 31, 2016.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In October 2016 the FASB issued Accounting standards Update ("ASU") 2016-16, Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments specified by ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property, and property, plant and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In August 2016 the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This ASU addresses the following eight specific cash flow issues: Contingent consideration payments made after a business combination; distributions received from equity method investees; debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies; and beneficial interests in securitization transactions; and also addresses separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the ASU for those issuers would be applied prospectively as of the earliest date practicable. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In March 2016 the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting". The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of this ASU in the first quarter of 2017 did not impact our consolidated financial position, results of operations or cash flows.
In March 2016 the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)”. This amendment simplifies the requirements for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The adoption of this ASU in the first quarter of 2017 did not impact our consolidated financial position, cash flows or resulting tax expense.
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
In March 2016 the FASB issued Accounting Standards Update ("ASU") No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments relate to when another party, along with the Company, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:
>An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$26,427	$22,159
Basic Weighted Average Shares Outstanding	31,807	33,043
Dilutive effect of stock options and restricted stock awards	166	267
Diluted weighted average shares outstanding	31,973	33,310
Basic earnings per common share	$0.83	$0.67
Diluted earnings per common share	$0.83	$0.67

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the three months ended March 31, 2017, the Company had no business acquisitions.
During the year ended December 31, 2016, the Company completed three business acquisitions, as follows:
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

Effective July 1, 2016 Ebix and Independence Holdings Corporation ("IHC") jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in Ebix Health Exchange Holdings, LLC ("EbixHealth JV") from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $20.8 million, intangible assets in the amount of $1.5 million, a non-controlling interest in the amount of $11.3 million, and recognized a $1.2 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to June 30, 2017. Previously, effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV.  Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2017 and 2016, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $511 thousand, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first quarter of 2016 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $511 thousand to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of March 31, 2017, the total of these contingent liabilities was $8.75 million, of which $6.81 million is reported in long-term liabilities, and $1.94 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.51 million, of which $6.59 million was reported in long-term liabilities, and $1.92 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the three months ended March 31, 2017 and March 31, 2016, which includes the acquisitions of the EbixHealth JV (being fully consolidated effective July 1, 2016), Wdev (acquired November 2016), and Hope (acquired November 2016), and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2017 and 2016 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2016, whereas the Company's reported financial statements for the three months ended March 31, 2017 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$79,103	$79,103	$71,066	$77,099
Net Income attributable to Ebix, Inc.	$26,427	$26,427	$22,159	$22,136
Basic EPS	$0.83	$0.83	$0.67	$0.67
Diluted EPS	$0.83	$0.83	$0.67	$0.66

During the three months ended March 31, 2017 the Company's reported total operating revenues increased by $8.0 million or 11% to $79.1 million as compared to $71.1 million during the same period in 2016.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues increased 3% for the three months ending March 31, 2017 versus the same period in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for Q1 2017 and Q1 2016 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev, and November 2016 for Hope.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2017 and 2016 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
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

Note 4: Debt with Commercial Bank

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.06%.

As of March 31, 2017 the Company's consolidated balance sheet includes $3.00 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.4 million pertains to the revolving line of credit component of the Credit Agreement, and $571 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $435 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At March 31, 2017, the outstanding balance on the revolving line of credit under the Credit Agreement was $194.0 million and the facility carried an interest rate of 3.06%. During the three months ended March 31, 2017, $40.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $160.2 million and $194.0 million, respectively.

At March 31, 2017, the outstanding balance on the term loan was $115.6 million of which $12.5 million is due within the next twelve months, with a payment of $3.13 million having been made during the three months ended March 31, 2017, as scheduled. This term loan also carried an interest rate of 3.06%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $103.1 million respectively at March 31, 2017.

Note 5: Commitments and Contingencies
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
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2017 and 2016. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2017 and 2016 was $790 thousand (net of a $948 thousand purchase accounting adjustment) and $1.5 million, respectively.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2017, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $315 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2017, was $2.8 million.

Note 6: Income Taxes
The Company recorded income tax expense of $869 thousand (3.2%) during the three ended March 31, 2017, respectively, which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the three ended March 31, 2017 is $351 thousand (1.3%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 1.26%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended March 31, 2017 in Singapore, the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
As of March 31, 2017 a liability of $3.8 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three months ended March 31, 2017 there was $518 thousand in additions to this liability reserve. During the same periods in 2016, there were $50 thousand in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues, and were the primary cause for the drop in revenues in Europe and the increase in Australia. Specifically, during the first three months of 2017 the change in foreign currency exchange rates decreased reported Europe's operating revenues by $655 thousand and increased Australia's reported revenues by $423 thousand; while India's revenue increased $3.6 million due primarily to the various new e-governance contracts with a number of large clients; Latin America's revenues increased $2.7 million due primarily to the November 2016 acquisition of Wdev; and Canada's revenues increased by $1.3 million due primarily to increased professional services.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Three Months Ended March 31, 2017

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$52,179	$2,108	$3,899	$8,899	$1,731	$480	$5,620	$4,187	$—	$79,103
Long-lived assets	$385,474	$6,389	$24,374	$1,290	$17,457	$216	$87,301	$21,696	$53,969	$598,166
As of and for the Three Months Ended March 31, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$52,796	$847	$1,137	$7,792	$1,434	$391	$2,026	$4,643	$—	$71,066
Long-lived assets	$372,004	$6,968	$6,708	$171	$68,718	$221	$76,789	$26,567	$—	$558,146

In the geographical information table above the significant changes to long-lived assets from March 31, 2016 to March 31, 2017 were comprised of a net $13.5 million increase in the U.S. primarily due to fully consolidating the operations of the EbixHealth JV into the Company's financial statements; the Latin America increase of $17.7 million is primarily due to the November 2016 acquisition of Wdev; the Australia increase of $1.1 million is primarily due to the purchase of equipment to support its data exchange facilities; the Singapore decrease of $51.3 million and the Dubai increase $54.0 million are due to the transfer of certain intangible assets between these locations (net of deferred taxes); the India increase of $10.5 million is primarily due an increase in deferred tax assets of $6.7 million associated with the payments and accruals of Minimum Alternative Tax, and $3.3 million of fixed assets additions associated with the continued build out of our product development facilities, and the growth of the Ebix-Vayam JV; and the Europe decrease of $4.9 million is primarily due to a 15.0% weakening of British Pound Sterling versus the

U.S. Dollar which caused a decrease in the translation of long-lived assets and the the amortization of intangible assets and capitalized software development costs.

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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV (as defined in Note 3). This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to June 30, 2017. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three months ending March 31, 2017 the Company recognized $97 thousand of revenue from IHC, and as of March 31, 2017 IHC had $125 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant FASB accounting literature, the Company had previously capitalized certain software and product related development costs associated with both its continuing medical education service offerings, and the development of a property and casualty underwriting insurance data exchange platform. During the three months ended March 31, 2017, the Company capitalized $514 thousand of such development costs. As of March 31, 2017, a total of $6.1 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the three months ended March 31, 2017, the Company recognized $410 thousand of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is five years for both the continuing medical education products, and for the property and casualty underwriting insurance data exchange platform.

Note 10: Other Current Assets

Other current assets at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Prepaid expenses	$11,716	$10,276
Due from prior owners of acquired businesses for working capital settlements	768	916
Research and development tax credits receivable	377	375
Accrued interest receivable	155	372
Tax refunds receivable	177	—
Other	703	777
Total	$13,896	$12,716

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
Safe Harbor for Forward-Looking Statements—This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2016 which is incorporated by reference herein and identified, and in Part II, Item 1A "Risk Factors" for the three months ended March 31, 2017 in this Form 10-Q, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•	MD&A and the analysis of the three month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
Results of Operations — Three Months Ended March 31, 2017 and 2016
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 34.0% and 25.7% of the Company’s total revenue for the three months ended March 31, 2017 and 2016, respectively.
Ebix’s revenue streams come from four product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2017	2016
Exchanges	$52,614	$50,086
Broker Systems	3,788	3,212
Risk Compliance Solutions (“RCS”)	21,852	16,751
Carrier Systems	849	1,017
Totals	$79,103	$71,066

During the three months ended March 31, 2017 our total operating revenues increased $8.0 million or 11%, to $79.1 million as compared to $71.1 million during the first quarter of 2016. Revenues increased primarily due to the signing and initiation of new customer contracts in the exchange and RCS channel areas, the EHAE joint venture and the new e-governance contracts in India. Finally, in the RCS division the company benefited from the acquisition of both Wdev and Hope, in November 2016.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the table in Note 3 "Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased 3% for the three months ending March 31, 2017, respectively, versus the same period in 2016, whereas correspondingly, the reported revenue for the three months ended March 31, 2017 increased by $8.0 million or 11.3% from the reported revenue during the same period in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for Q1 2017 and Q1 2016 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev, and November 2016 for Hope. The 2016 pro forma financial information includes a full three months of results for Wdev, Hope, and the EbixHealth JV as if they had been acquired or consolidated on January 1, 2016.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

•
2017 and 2016 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.

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

Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $5.6 million or 28%, to $25.2 million in the first quarter of 2017 as compared to $19.6 million in the first quarter of 2016. This increase is primarily due to costs associated with fully consolidating the EbixHealth JV, Wdev, Hope, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $285 thousand or 4%, to $8.4 million during the first quarter of 2017 as compared to $8.1 million during the first quarter of 2016. This increase is attributable to additional personnel costs for our growing employee base in our continually expanding product development facilities in India.

Sales and Marketing Expenses
Sales and marketing expenses increased $4 thousand or 0%, to $4.34 million in the first quarter of 2017 as compared to $4.33 million in the first quarter of 2016.
General and Administrative Expenses
Reported general and administrative expenses increased $1.1 million or 10% to $12.68 million for the first quarter of 2017 as compared to $11.6 million in the first quarter of 2016 primarily due to costs associated with fully consolidating the EbixHealth
JV, Wdev and IHAC, Inc., d.b.a Hope Health ("Hope).
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $135 thousand or 5% to $2.86 million in the first quarter of 2017 as compared to $2.72 million in the first quarter of 2016, due primarily to additional depreciation expense being recognized with our acquisitions of Wdev, EbixHealth JV, and our expanding product development facilities in India.
Interest Income
Interest income increased $631 thousand or 441% to $774 thousand in the first quarter of 2017 as compared to $143 thousand in the first quarter of 2016, due to a 85% increase in average cash balances held during Q1 of 2017 versus Q1 of 2016 which increased to $117.0 million from $63.1 million.
Interest Expense
Interest expense increased $1.2 million or 94%, to $2.5 million in the first quarter of 2017 as compared to $1.3 million in the first quarter of 2016. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 33% to $278.9 million during Q1 2017 from $209.8 million during Q1 of 2016, as well as an increase in the underlying interest rate which increased to 3.06% for 2017 versus 2.44% for 2016.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange gains for the three months ended March 31, 2017 in the amount of $3.5 million consists of $2.6 million of gains incurred upon the settlement of receivables or payables and remeasurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $860 thousand of unrealized gains pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax expense of $869 thousand (3.2%) during the three ended March 31, 2017, respectively, which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the three months ended March 31, 2017, respectively, is $351 thousand (1.3%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 1.26%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company also had income during the quarter ended March 31, 2017 in Singapore, the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
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
Our cash and cash equivalents were $120.2 million and $114.1 million at March 31, 2017 and December 31, 2016, respectively. The $11.2 million of restricted cash on the condensed consolidated balance sheet is partly associated with the EbixHealth JV and pertains to $8.3 million of un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed. Additionally, as part of the Wdev acquisition $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 8, 2017 are presented in the table below (figures denominated in thousands):

Country/Region	Cash and ST investments
United States	11,475
Canada	4,428
Latin America	4,223
Australia	9,312
Singapore	31,781
New Zealand	3,059
India	61,400
Europe	2,896
Mauritius	145
Sweden	6
Total	128,725

Our current ratio increased to 3.14 at March 31, 2017 , an increase from 2.34 at December 31, 2016 and accordingly our working capital position increased to $148.0 million at March 31, 2017 from $120.2 million at the end of 2016. Our short-term liquidity has improved due to increased cash and cash equivalent balances on hand, increased outstanding trade accounts receivables, additional prepaid expense assets, combined with a reduction accounts payable and accrued liabilities, partially offset by a decrease to the restricted cash balance. The Company's days sales outstanding in accounts receivable ("DSO") was 78 days at March 31, 2017 up 9 days from 69 days at December 31, 2016.
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
During the three months ended March 31, 2017, the Company did not have any business acquisitions.

During the year ended December 31, 2016, the Company completed three business acquisitions, as follows:
Effective November 1, 2016 Ebix acquired Wdev, a Brazilian company that provides IT services and software development for the Latin American insurance industry. Ebix acquired Wdev for upfront cash consideration in the amount of $10.5 million, plus possible future contingent earn-out payments of up to $15.7 million based on earned revenues over the subsequent thirty-eight month period following the effective date of the acquisition. $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the Wdev acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
Effective November 1, 2016 Ebix acquired the assets of Hope, a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope for $1.72 million. The valuation and purchase price allocation for the Hope acquisition remains preliminary and will be finalized prior to June 30, 2017.

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then-assessed fair value and adjusted if necessary. As of March 31, 2017, the total of these contingent liabilities was $8.75 million, of which $6.81 million is reported in long-term liabilities, and $1.94 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.51 million, of which $6.59 million was reported in long-term liabilities, and $1.92 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. During 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
Operating Activities
Net cash provided by our operating activities was $15.7 million for the three months ended March 31, 2017. The primary components of the cash provided by our operating activities during the three month period consisted of net income of $26.4 million, net of $(860) thousand of unrealized foreign currency exchange gains, $2.9 million of depreciation and amortization, $196 thousand of net income attributable to a non-controlling interest, $686 thousand of non-cash share-based compensation, and $410 thousand of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(13.1) million of working capital requirements primarily due to increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued operating and payroll expenses. During the three months ended March 31, 2017 the Company made $6.7 million of tax payments including $4.9 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

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

Investing Activities
Net cash used for investing activities during the three months ended March 31, 2017 was $4.2 million, of which $1.3 million was used for the expansion of our product development facilities in India, $1.4 million was used for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $514 thousand was used for software development costs that were capitalized, and $1.0 million was used for the purchase of marketable securities (specifically bank certificates of deposit).

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

Financing Activities
During the three months ended March 31, 2017 net cash used by financing activities was $6.2 million which consisted of $40.5 million used to repurchase shares of our common stock, $2.4 million was used to pay quarterly dividends to our common stockholders, and $3.13 million was used to make the scheduled payments against the existing term loan with Regions. Partially offsetting these cash outflows was $40.0 million provided by the Company's revolving credit facility with Regions.

During the three months ended March 31, 2016 net cash used by financing activities was $10.0 million which consisted of $22.3 million used to repurchase shares of our common stock, $2.7 million was used to pay a quarterly dividend to our common stockholders, and $12 thousand was used to make principal payments on long-term debt and capital lease obligations. Partially offsetting these financing cash outflows was $15.0 million provided by the Company's revolving credit facility with Regions.
Commercial Bank Financing Facility

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions, Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments in the amount $3.125 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.06%.

At March 31, 2017 the Company's consolidated balance sheet includes $3.0 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.4 million pertains to the revolving line of credit component of the Credit Agreement, and $571 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $435 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At March 31, 2017, the outstanding balance on the revolving line of credit under the Credit Agreement was $194.0 million and the facility carried an interest rate of 3.06%. During the three months ended March 31, 2017, $40.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months period ended March 31, 2017, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $160.2 million and $194.0 million, respectively.

At March 31, 2017, the outstanding balance on the term loan was $115.6 million of which $12.5 million is due within the next twelve months. This term loan also carried an interest rate of 3.06%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $103.1 million respectively at March 31, 2017.

Off-Balance Sheet Arrangements
We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2016 Form 10-K.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2016 we had no impairment of our reporting unit goodwill balances.
Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017 and 2016 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $511 thousand, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities in the first quarter of 2016 resulted in a corresponding reduction of $511 thousand to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero to goodwill as reported on the Condensed Consolidated Balance Sheets. As of March 31, 2017, the total of these contingent liabilities was $8.75 million.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars; however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2017 and 2016 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized losses of $2.5 million and $1.7 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.3 million and $940 thousand for the three months ended March 31, 2017 and 2016, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2017 the Company had $309.7 million of outstanding debt obligations which consisted of a $115.6 million term loan and a $194.0 million balance on our commercial banking revolving line of credit. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 3.06% at March 31, 2017. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $179 thousand and $107 thousand for the three months ended March 31, 2017 and 2016, respectively. The Company's average cash balances during the three months ended March 31, 2017 were $117.0 million and its existing cash balances as of March 31, 2017 were $120.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $155 thousand and $29 thousand for the three months ended March 31, 2017 and 2016, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2017 and 2016. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2016 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Closure of SEC Investigation

On February 3, 2017, the Company received a letter from the Staff of the SEC stating that the Staff has concluded the previously disclosed investigation relating to the Company and that the Staff does not intend to recommend any enforcement action by the SEC against the Company.

Other Legal Matters

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints name as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Lead Plaintiffs amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as defendants. The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. The claims are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty in adopting certain bylaw amendments on December 19, 2014; (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; and, (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA. Lead Plaintiffs seek declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008 Certificate Amendment, the 2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs. On October 31, 2016, Lead Plaintiffs filed a Motion for Class Certification. On November 1, 2016, Lead Plaintiffs

moved for partial summary judgment on Claims (ii), (iii), and (vi) as described above. The directors added as defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining Defendants moved to dismiss Claims (v), (vi), (vii), (viii), and (ix) as described above, and have filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. Briefing schedules for the pending motions have not been yet set and discovery is on-going. The Company denies any liability and intends to defend the action vigorously.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in Ebix's 2016 Annual Report on Form 10-K. The risks described in that 2016 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2017, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3) (4)
Period

As of December 31, 2016 (3)	12,257,274	12,257,274	$—	$23,243,000
January 1, 2017 to January 31, 2017	126,472	126,472	$56.20	$16,136,000
February 1, 2017 to February 28, 2017	159,884	159,884	$56.66	$157,076,000
March 1, 2017 to March 31, 2017	307,692	307,692	$58.50	$139,076,000
Total	12,851,322	12,851,322		$139,076,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

(4)	As of December 31, 2016 there was 109,475 shares totaling $6.4 million of share repurchases that were not settled until January 2017.

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

Ebix, Inc.
Date:	May 10, 2017	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Sean T. Donaghy
Sean T. Donaghy
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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith