Form 10-Q
period 2017-06-30
EBIX INC
filed 2017-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2017 the number of shares of common stock outstanding was 31,452,041.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenue	$87,387	$72,574	$166,490	$143,640

Operating expenses:
Cost of services provided	30,932	20,579	56,119	40,181
Product development	8,417	8,285	16,767	16,350
Sales and marketing	4,142	4,206	8,479	8,539
General and administrative, net (see Note 1)	14,598	13,310	27,282	24,893
Amortization and depreciation	2,759	2,630	5,614	5,350
Total operating expenses	60,848	49,010	114,261	95,313

Operating income	26,539	23,564	52,229	48,327
Interest income	465	441	1,239	584
Interest expense	(3,018)	(2,185)	(5,486)	(3,459)
Foreign currency exchange gain (loss)	(391)	(195)	3,105	274
Income before income taxes	23,595	21,625	51,087	45,726
Income tax (expense) benefit	302	1,418	(567)	(332)
Net income including noncontrolling interest	23,897	23,043	50,520	45,394
Net income attributable to noncontrolling interest (see Note 8)	463	51	659	243
Net income attributable to Ebix, Inc.	$23,434	$22,992	$49,861	$45,151

Basic earnings per common share attributable to Ebix, Inc.	$0.74	$0.70	$1.58	$1.37

Diluted earnings per common share attributable to Ebix, Inc.	$0.74	$0.70	$1.57	$1.36

Basic weighted average shares outstanding	31,490	32,688	31,648	32,866

Diluted weighted average shares outstanding	31,637	32,969	31,805	33,140

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income including noncontrolling interest	$23,897	$23,043	$50,520	$45,394
Other comprehensive income:
Foreign currency translation adjustments	741	(2,122)	3,258	(465)
Total other comprehensive income (loss)	741	(2,122)	3,258	(465)
Comprehensive income	24,638	20,921	53,778	44,929
Comprehensive income attributable to noncontrolling interest (see Note 8)	463	51	659	243
Comprehensive income attributable to Ebix, Inc.	$24,175	$20,870	$53,119	$44,686

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$68,449	$114,118
Short-term investments	12,861	3,105
Restricted cash	14,266	14,394
Trade accounts receivable, less allowances of $3,356 and $2,833, respectively	83,345	62,713
Other current assets	15,199	12,716
Total current assets	194,120	207,046

Property and equipment, net	40,939	37,061
Goodwill	557,502	441,404
Intangibles, net	49,076	41,336
Indefinite-lived intangibles	30,887	30,887
Capitalized software development costs, net	6,602	5,955
Deferred tax asset, net	35,328	31,345
Other assets	8,875	8,721
Total assets	$923,329	$803,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,665	$44,855
Accrued payroll and related benefits	6,123	7,474
Short term debt, net of deferred financing costs of $136, respectively	12,364	12,364
Capital lease obligations	9	9
Current deferred rent	286	281
Contingent liability for accrued earn-out acquisition consideration	6,022	1,921
Deferred revenue	21,731	22,564
Other current liabilities	244	244
Total current liabilities	86,444	89,712

Revolving line of credit	214,029	154,029
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $401 and $452, respectively	99,619	105,824
Other liabilities	9,188	6,070
Contingent liability for accrued earn-out acquisition consideration	33,438	6,589
Deferred revenue	1,338	1,886
Long term deferred rent	834	1,009
Total liabilities	444,890	365,119

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.10 par value, 120,000,000 shares authorized, 31,443,622 issued and outstanding, at June 30, 2017 and 60,000,000 shares authorized, 32,093,294 issued and outstanding at December 31, 2016	3,144	3,209

Retained earnings	464,963	457,364
Accumulated other comprehensive loss	(30,419)	(33,677)
Total Ebix, Inc. stockholders’ equity	437,688	426,896
Noncontrolling interest (see Note 8)	40,751	11,740
Total stockholders' equity	478,439	438,636
Total liabilities and stockholders’ equity	$923,329	$803,755
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, December 31, 2016	32,093,294	$3,209	$—	$457,364	$(33,677)	$11,740	$438,636
Net income attributable to Ebix, Inc.	—	—	—	49,861	—	—	49,861
Net income attributable to noncontrolling interest (see Note 8)	—	—	—	—	—	659	659
Cumulative translation adjustment	—	—	—	—	3,258	—	3,258
Repurchase and retirement of common stock	(687,048)	(68)	(1,852)	(37,462)		—	(39,382)
Vesting of restricted stock	37,492	3	(3)	—	—	—	—
Exercise of stock options	3,500	—	52	—	—	—	52
Share based compensation	—	—	1,243	—	—	—	1,243
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(3,616)	—	(237)	—	—	—	(237)
Loans by non-controlling interest converted to capital contribution to joint venture	—	—	797	—	—	766	1,563
Recognized noncontrolling ownership of Ebix-ItzCash joint venture						27,586	27,586
Dividends paid	—	—	—	(4,800)	—	—	(4,800)
Balance, June 30, 2017	31,443,622	$3,144	$—	$464,963	$(30,419)	$40,751	$478,439
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$49,861	$45,151
Net income attributable to noncontrolling interest	659	243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,614	5,350
Benefit for deferred taxes	(5,877)	(6,635)
Share based compensation	1,243	1,331
Provision for doubtful accounts	723	457
Unrealized foreign exchange (gain) loss	365	(187)
Amortization of capitalized software development costs	790	654
Reduction of acquisition earnout accruals	—	(511)
Purchase accounting adjustment	(948)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,266)	(6,065)
Other assets	455	(2,417)
Accounts payable and accrued expenses	(7,254)	(4,189)
Accrued payroll and related benefits	(1,694)	(931)
Deferred revenue	(1,622)	(1,136)
Deferred rent	(195)	(83)
Reserve for potential uncertain income tax return positions	3,280	50
Other liabilities	66	(106)
Net cash provided by operating activities	31,200	30,976

Cash flows from investing activities:
Acquisition of beBetter, net of cash acquired	(1,000)	—
Acquisition of ItzCash, net of cash acquired	(70,184)	—
Funding of escrow account for possible future contingent earn-out payment related to business acquisition	(3,998)	—
Maturities of marketable securities	1,626	—
Capitalized software development costs	(1,345)	(694)
Maturities (Purchases) of marketable securities	—	(994)
Capital expenditures	(4,956)	(2,190)
Net cash used in investing activities	(79,857)	(3,878)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	60,000	(87,427)
Proceeds from term loan	—	125,000
Principal payments of term loan obligation	(6,250)	—
Repurchases of common stock	(45,732)	(37,657)
Proceeds from the exercise of stock options	52	29
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(237)	(77)
Dividend payments	(4,800)	(4,911)
Principal payments of debt obligations	—	(600)
Payments of capital lease obligations	(6)	—
Net cash provided by (used in) financing activities	3,027	(5,643)
Effect of foreign exchange rates on cash	(39)	(620)
Net change in cash and cash equivalents	(45,669)	20,835
Cash and cash equivalents at the beginning of the period	114,118	57,179
Cash and cash equivalents at the end of the period	$68,449	$78,014
Supplemental disclosures of cash flow information:
Interest paid	$5,173	$3,115
Income taxes paid	$7,958	$10,869
See accompanying notes to the condensed consolidated financial statements.
Supplemental schedule of noncash financing activities:

During the six months ended June 30, 2017 there were 3,616 shares, totaling $237 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of December 31, 2016 there were 109,475 shares totaling $6.4 million of share repurchases that were not settled until January 2017.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries, as well as e-governance solutions to governmental agencies in the health and education sectors. Ebix provides various application software products for the insurance industry including data exchanges, carrier systems, broker systems, and agency systems, and custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, Dubai, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 36.9% and 28.2% of the Company’s total revenue for the six months ended June 30, 2017 and 2016, respectively.
The Company’s revenues are derived from four product/service channels. Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Exchanges	$60,373	$49,322	$112,987	$99,408
Broker Systems	3,595	3,885	7,383	7,097
Risk Compliance Solutions (“RCS”)	22,663	18,662	44,515	35,413
Carrier Systems	756	705	1,605	1,722
Totals	$87,387	$72,574	$166,490	$143,640
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2017. The condensed consolidated December 31, 2016 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassification- As part of the Wdev Solucoes em Technologia SA ("Wdev") acquisition $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. This amount which was previously reported in "Restricted Cash" on our December 31, 2016 condensed consolidated balance sheets, is now being reported in "Other Assets" line in the long term asset section of the condensed consolidated balance sheets.

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $3.1 million and $3.4 million in the first six months of 2017 and 2016, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. During the first six months of 2017 and 2016 reported sales and marketing expenses included $2.0 million and $2.0 million, respectively, of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Deferred advertising costs amounted to $2.3 million and $2.8 million at June 30, 2017 and December 31, 2016, respectively, and are included in other current assets and other assets on the consolidated balance sheet.
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

As of June 30, 2017 the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2017 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at June 30, 2017 and December 31, 2016 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($1.1 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$13,949	$13,949	$—	$—
Total assets measured at fair value	$13,949	$13,949	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$39,460	$—	$—	$39,460
Total liabilities measured at fair value	$39,460	$—	$—	$39,460

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2017 there were no transfers between fair value Levels 1, 2 or 3.

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
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2017 and during the year ended December 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2017	December 31, 2016
	(in thousands)

Beginning balance	$8,510	$4,277

Total remeasurement adjustments:
Gains included in earnings **	—	(1,344)
Increases (Reductions) recorded against goodwill	(3,096)	(664)
Foreign currency translation adjustments ***	(66)	(208)

Acquisitions and settlements
Business acquisitions	34,112	6,449
Settlement payments	—	—

Ending balance	$39,460	$8,510

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end. Vertex earnout period expired in the third quarter of 2016 and gain was realized.	$—	$(624)

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Wdev, and ItzCash acquisition)	$39,460	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst and Wdev acquisitions)	$8,510	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During 2017 and 2016, certain of the Company's contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously provisional.
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable include $61.6 million of trade receivables stated at invoice billed amounts and $21.7 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $3.4 million. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $5.3 million of deferred revenue is included in billed accounts receivable at June 30, 2017. The Company recognized and recorded bad debt expense in the amount of $316 thousand and $723 thousand for the three and six-month periods ended June 30, 2017 and $698 thousand and $457 thousand for the three and six-month periods ended June 30, 2016, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the six months ended June 30, 2017, $313 thousand of accounts receivable, which had been specifically reserved for in prior periods, were written off.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. In 2016 the goodwill residing in the Broker Systems reporting unit and the Carrier Systems reporting unit, were evaluated for impairment based on an assessment of certain qualitative factors, and were determined not to have been impaired. In 2016 the goodwill residing in the Exchange reporting unit and the RCS reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated. In specific regards to the RCS reporting unit, its assessed fair value was $130.0 million which was $36.8 million or 39% in excess of its $93.2 million carrying value. Key assumptions used in the fair value determination were annual revenue growth of 5% to 15% and discount rate of 15%. As of September 30, 2016 there was $68.3 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2016 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the six months ended June 30, 2017 and the year ended December 31, 2016 are reflected in the following table.

	June 30, 2017	December 31, 2016
	(In thousands)
Beginning Balance	$441,404	$402,259
Additions (see Note 3)	117,336	35,787
Purchase accounting adjustments	(1,632)	4,298
Foreign currency translation adjustments	394	(940)
Ending Balance	$557,502	$441,404

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$77,359	$71,338
Developed technology	21,548	16,011
Trademarks	2,684	2,666
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	102,707	91,131
Accumulated amortization	(53,631)	(49,795)
Finite-lived intangibles, net	$49,076	$41,336

Indefinite-lived intangibles:
Customer/territorial relationships	$30,887	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2017, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2016, respectively.
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
The Company has applied the provisions under FASB update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied beginning in 2014 resulting in $341 thousand of unrecognized tax benefits that have been applied against both the NOL carry forward amounts as of June 30, 2017 and December 31, 2016.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In January 2017 the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment". To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted.
    In October 2016 the FASB issued ASU 2016-16, "Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments specified by ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property, and property, plant and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
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
In March 2016 the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments relate to when another party, along with the Company, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:
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
2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$23,434	$22,992	$49,861	$45,151
Basic Weighted Average Shares Outstanding	31,490	32,688	31,648	32,866
Dilutive effect of stock options and restricted stock awards	147	281	157	274
Diluted weighted average shares outstanding	31,637	32,969	31,805	33,140
Basic earnings per common share	$0.74	$0.70	$1.58	$1.37
Diluted earnings per common share	$0.74	$0.70	$1.57	$1.36

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the six months ended June 30, 2017, the Company completed two business acquisitions, as follows:
Effective June 1, 2017 Ebix acquired the assets of beBetter Health, Inc., ("beBetter"), a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the beBetter acquisition remains preliminary and will be finalized prior to December 31, 2017.
Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash Card Limited ("ItzCash"), India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
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

Effective November 1, 2016 Ebix acquired the assets of IHAC, Inc., d.b.a Hope Health ("Hope"), a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope for $1.72 million. The valuation and purchase price allocation for the Hope acquisition was finalized in Q2 2017.

Effective July 1, 2016 Ebix and Independence Holdings Corporation ("IHC") jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in Ebix Health Exchange Holdings, LLC ("EbixHealth JV") from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $20.8 million, intangible assets in the amount of $1.5 million, a non-controlling interest in the amount of $11.3 million, and recognized a $1.2 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to September 30, 2017. Previously, effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV.  Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the six months ended June 30, 2017 and 2016, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $1.2 million, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first six months ended June 30, 2016 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $511 thousand to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $664 thousand to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of June 30, 2017, the total of these contingent liabilities was $39.46 million, of which $33.44 million is reported in long-term liabilities, and $6.02 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.51 million, of which $6.59 million was reported in long-term liabilities, and $1.92 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the six months ended June 30, 2017 and June 30, 2016, which includes the acquisitions of the EbixHealth JV (being fully consolidated effective July 1, 2016), Wdev (acquired November 2016), Hope (acquired November 2016), ItzCash (acquired April 2017), and beBetter (acquired June 2017) and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2017 and 2016 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2016, whereas the Company's reported financial statements for the three and six months ended June 30, 2017 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$87,387	$87,765	$72,574	$86,500	$166,490	$177,284	$143,640	$173,602
Net Income attributable to Ebix, Inc.	$23,434	$23,595	$22,992	$22,015	$49,861	$50,741	$45,151	$44,078
Basic EPS	$0.74	$0.75	$0.70	$0.67	$1.58	$1.60	$1.37	$1.34
Diluted EPS	$0.74	$0.75	$0.70	$0.67	$1.57	$1.60	$1.36	$1.33

During the three months ended June 30, 2017 the Company's reported total operating revenues increased by $14.8 million or 20% to $87.4 million as compared to $72.6 million during the same period in 2016.
During the six months ended June 30, 2017 the Company's reported total operating revenues increased by $22.9 million or 16% to $166.5 million as compared to $143.6 million during the same period in 2016.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues increased 1.5% and 2.1% for the three and six months ending June 30, 2017 versus the same periods in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for three and six months ended June 30, 2017 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev, November 2016 for Hope, April 2017 for Itzcash and June 2017 for beBetter.
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

Note 4: Debt with Commercial Bank

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.56%.

As of June 30, 2017 the Company's consolidated balance sheet includes $2.84 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.26 million pertains to the revolving line of credit component of the Credit Agreement, and $537 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $401 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At June 30, 2017, the outstanding balance on the revolving line of credit under the Credit Agreement was $214.0 million and the facility carried an interest rate of 3.56%. During the six months ended June 30, 2017, $60.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $177.4 million and $214.0 million, respectively.

At June 30, 2017, the outstanding balance on the term loan was $112.5 million of which $12.5 million is due within the next twelve months, with payments of $6.25 million having been made during the six months ended June 30, 2017, as scheduled. This term loan also carried an interest rate of 3.56%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $100.0 million respectively at June 30, 2017.

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
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at June 30, 2017 and 2016. Rental expense for office facilities and certain equipment subject to operating leases for the six months ended June 30, 2017 and 2016 was $2.5 million (net of a $948 thousand purchase accounting adjustment) and $3.0 million, respectively.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2017, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $250 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2017, was $2.8 million.

Note 6: Income Taxes
The Company recorded income tax expense (benefit) of ($302) thousand (-1.3%) and $567 thousand 1.11% during the three and six months ended June 30, 2017, respectively, which included discrete items for additions to the reserve for uncertain tax positions offset by the release of valuation allowances of operating loss carryforwards pertaining to our UK operations. The income tax expense exclusive of discrete items for the three and six months ended June 30, 2017 is $439 thousand (1.9%) and $790 thousand (1.55%), respectively. Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 1.63%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended June 30, 2017 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
As of June 30, 2017 a liability of $6.5 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2017 there was $2.8 million and $3.3 million, respectively, in additions to this liability reserve. During the same periods in 2016, there were $50 thousand in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues, and were the primary cause for the drop in revenues in Europe and the increase in Australia. Specifically, during the first six months of 2017 the change in foreign currency exchange rates decreased reported Europe's operating revenues by $1.2 million and increased Australia's reported revenues by $474 thousand; while India's revenue increased $13.7 million of which $5.3 million is due to the various new e-governance contracts with a number of large clients and $8.4 million due to its April 2017 acquisition of ItzCash; Latin America's revenues increased $5.8 million due primarily to the November 2016 acquisition of Wdev; and Canada's revenues increased by $1.2 million due primarily to increased professional services.

The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Six Months Ended June 30, 2017

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$105,079	$4,142	$8,218	$16,516	$3,125	$1,023	$19,999	$8,388	$—	$166,490
Long-lived assets	$391,308	$6,484	$23,283	$1,261	$17,441	$257	$213,135	$22,254	$53,786	$729,209
As of and for the Six Months Ended June 30, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$103,171	$2,950	$2,425	$15,550	$2,957	$876	$6,307	$9,404	$—	$143,640
Long-lived assets	$371,507	$6,941	$7,429	$627	$34,008	$224	$79,524	$24,334	$37,943	$562,537

In the geographical information table above the significant changes to long-lived assets from June 30, 2016 to June 30, 2017 were comprised of an increase in Latin America of $15.9 million primarily due to the November 2016 acquisition of Wdev; the Singapore decrease of $16.6 million and the Dubai increase $15.8 million are due to the transfer of certain intangible assets between these locations (net of deferred taxes); the India increase of $133.6 million is primarily due to $125.2 million increase associated with the April 2017 acquisition of ItzCash, an increase in deferred tax assets of $5.0 million associated with the payments and accruals of Minimum Alternative Tax, and $3.9 million of fixed assets additions associated with the continued build out of our product development facilities, and the growth of the Ebix-Vayam JV; and the Europe decrease of $2.1 million is primarily due to a 3.0% weakening of British Pound Sterling versus the U.S. Dollar which caused a decrease in the translation of long-lived assets and the amortization of intangible assets and capitalized software development costs.

Note 8: Investment in Joint Ventures

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.

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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV (as defined in Note 3). This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to September 30, 2017. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and six months ending June 30, 2017 the Company recognized $110 thousand and $207 thousand of revenue from IHC, and as of June 30, 2017 IHC had $333 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant FASB accounting literature, the Company had previously capitalized certain software and product related development costs associated with both its continuing medical education service offerings, and the development of a property and casualty underwriting insurance data exchange platform. During the six months ended June 30, 2017, the Company capitalized $1.35 million of such development costs. As of June 30, 2017, a total of $6.6 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the six months ended June 30, 2017, the Company recognized $790 thousand of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is five years for both the continuing medical education products, and for the property and casualty underwriting insurance data exchange platform.

Note 10: Other Current Assets

Other current assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Prepaid expenses	$11,826	$10,276
Due from prior owners of acquired businesses for working capital settlements	607	916
Research and development tax credits receivable	388	375
Accrued interest receivable	12	372
Tax refunds receivable	1,225	—
Credit card merchant account balance receivable	616	—
Other	525	777
Total	$15,199	$12,716

Note 11: Subsequent Events

Compensatory Arrangements of Certain Officers

On July 25, 2017, after reviewing the Chief Executive Officer’s performance under his compensation plan, the Compensation Committee and Chairman of the Audit Committee of Ebix, Inc. approved the grant of $2.3 million in shares of restricted common stock to the Chief Executive Officer of Ebix, Inc. based on the closing price of the Company’s common stock on July 25, 2017. As a result, the Chief Executive Officer was granted 40,780 shares of restricted common stock.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2016 which is incorporated by reference herein and identified, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•
Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations and Commercial Commitments” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") regarding uncertainties pertaining to the actual ultimate cost of our legal contingencies;

•	MD&A and the analysis of the three and six month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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
Results of Operations — Three Months Ended June 30, 2017 and 2016
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems. International revenue accounted for 39.5% and 30.6% of the Company’s total revenue for the three months ended June 30, 2017 and 2016, respectively.
Ebix’s revenue streams come from four product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Exchanges	$60,373	$49,322	$112,987	$99,408
Broker Systems	3,595	3,885	7,383	7,097
Risk Compliance Solutions	22,663	18,662	44,515	35,413
Carrier Systems	756	705	1,605	1,722
Totals	$87,387	$72,574	$166,490	$143,640

During the three months ended June 30, 2017 our total operating revenues increased $14.8 million or 20%, to $87.4 million as compared to $72.6 million during the second quarter of 2016. The year-over-year revenues primarily increased as a result of revenue growth from Life, Underwriting, CRM, RCS and Health E-commerce services in addition to revenue growth generated from the Company's acquisitions of WDEV and ItzCash, the net effect of consolidating EbixHealth JV, and the new e-governance contracts in India offset by declines in the areas of re-insurance, annuities and health content.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the table in Note 3 "Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $1.3 million or 1.5% for the three months ending June 30, 2017 versus the same period in 2016, whereas correspondingly, the reported revenue for the three months ended June 30, 2017 increased by $14.8 million or 20.4% from the reported revenue during the same period in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for Q2 2017 and Q2 2016 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev and Hope, April 2017 for Itzcash and June 2017 for beBetter. The 2016 pro forma financial information includes a full three months of results for Wdev, Hope, the EbixHealth JV, Itzcash and beBetter as if they had been acquired or consolidated on January 1, 2016,
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $10.4 million or 50%, to $30.9 million in the second quarter of 2017 as compared to $20.6 million in the second quarter of 2016. This increase is primarily due to costs associated with fully consolidating ItzCash, EbixHealth JV, Wdev, Hope, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $132 thousand or 2%, to $8.4 million during the second quarter of 2017 as compared to $8.3 million during the second quarter of 2016. This increase is primarily attributable to additional personnel costs for our growing employee base in our continually expanding product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses decreased $64 thousand or 2%, to $4.14 million in the second quarter of 2017 as compared to $4.21 million in the second quarter of 2016.
General and Administrative Expenses
Reported general and administrative expenses increased $1.3 million or 10% to $14.6 million in the second quarter of 2017 as compared to $13.3 million in the second quarter of 2016 primarily due to costs associated with fully consolidating ItzCash, EbixHealth JV and Wdev partially offset by bonus expense of $600 thousand in Q2 2016.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $129 thousand or 5% to $2.76 million in the second quarter of 2017 as compared to $2.63 million in the second quarter of 2016, due primarily to additional depreciation expense being recognized associated with our expanding product development facilities in India.
Interest Income
Interest income increased $24 thousand or 5% to $465 thousand in the second quarter of 2017 as compared to $441 thousand in the second quarter of 2016.

Interest Expense
Interest expense increased $833 thousand or 38%, to $3.0 million in the second quarter of 2017 as compared to $2.2 million in the second quarter of 2016. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 36% to $310.1 million during Q2 2017 from $227.3 million during Q2 of 2016, as well as an increase in the underlying interest rate which increased to 3.56% for Q2 2017 versus 2.75% for Q2 2016.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange losses for the three months ended June 30, 2017 in the amount of $391 thousand consists of $96 thousand of gains realized upon the settlement of receivables or payables and remeasurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $487 thousand of unrealized losses pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax benefit of $302 thousand (-1.3%) during the three months ended June 30, 2017 which included discrete items for additions to the reserve for uncertain tax positions offset by the release of valuation allowances of operating loss carryforwards pertaining to our UK operations. The income tax expense exclusive of discrete items for the three months ended June 30, 2017 is $439 thousand (1.9%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 1.63%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended June 30, 2017 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
Results of Operations - Six Months Ended June 30, 2017 and 2016
Operating Revenue
During the six months ended June 30, 2017 our total operating revenues increased 22.9 million or 16%, to $166.5 million as compared to $143.6 million during the same period in 2016. Revenues increased primarily due to the recent acquisitions of ItzCash, EbixHealth JV, Wdev, Hope, beBetter and new e-governance contracts in India offset by declines in professional services and health content. International revenue accounted for 36.9% and 28.2% of the Company’s total revenue for the six months ended June 30, 2017 and 2016, respectively.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $3.7 million or 2.1% for six months ended June 30, 2017 versus the same six month period in 2016, whereas correspondingly the reported revenue for the six month ended June 30, 2017 increased by $22.9 million or 15.9% from the reported revenue during the same period in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for the six months period ended June 30, 2017 and 2016 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev, November 2016 for Hope, April 2017 for Itzcash and June 2017 for beBetter. The 2016 pro forma financial information includes a full six months of results for Wdev, Hope, the EbixHealth JV, Itzcash and beBetter as if they had been acquired or consolidated on January 1, 2016,
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided increased $15.9 million or 40%, to $56.1 million in the the six months ended June 30, 2017 as compared to $40.2 million during the same period of 2016. This increase is primarily due to costs associated with fully consolidating ItzCash, Wdev, Hope, the EbixHealth JV and Ebix Vayam Limited JV, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV, partially offset by $3.2 million of reductions in Ebix's pre-existing core internal personnel costs.
Product Development Expenses
Product development expenses increased $417 thousand or 3%, to $16.8 million for the six months ended June 30, 2017 as compared to $16.4 million during the same period of 2016. This increase is attributable to additional personnel costs for our continued growing employee base for our expanded product development facilities in India.
Sales and Marketing Expenses
Sales and marketing slightly decreased to $8.48 million in the the six months ended June 30, 2017 as compared to $8.54 million during the same period of 2016.
General and Administrative Expenses
General and administrative expenses increased by $2.4 million or 10%, to $27.3 million in the the six months ended June 30, 2017 as compared to $24.9 million during the same period of 2016. This increase is primarily due to costs associated with fully consolidating ItzCash (April 2017), Wdev (November 2016), and the EbixHealth JV (July 2016).
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $264 thousand or 5% to $5.6 million in the six months ended June 30, 2017 as compared to $5.4 million during the same period of 2016, primarily due to additional depreciation and amortization associated with consolidating Wdev, the EbixHealth JV and our expanding product development facilities in India.
Interest Income
Interest income increased 112% to $1.2 million in the six months ended June 30, 2017 as compared to $584 thousand during the same period of 2016, due to a 49% increase in average cash balances held during six months ending June 30, 2017 versus the same six month period in 2016 which increased to $101.3 million from $68.1 million.
Interest Expense
Interest expense increased $2.0 million or 59% to $5.5 million in the six months ended June 30, 2017 as compared to $3.5 million during the same period of 2016. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 35% to $294.6 million during six months ending June 30, 2017 from $218.5 million for the same six month period in 2016, as well as an increase in the underlying interest rate which increased to an average of 3.31% for during six months ending June 30, 2017 versus 2.59% for the same six month period in 2016.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the six months ended June 30, 2017 in the amount of $3.1 million of gains consists of $3.5 million of gains realized upon the settlement of receivables or payables and remeasurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $365 thousand of unrealized losses pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.

Income Taxes
The Company recorded income tax expense of $567 thousand 1.11% during the six months ended June 30, 2017 which included discrete items for additions to the reserve for uncertain tax positions offset by the release of valuation allowances of operating loss carryforwards pertaining to our UK operations. The income tax expense exclusive of discrete items for the six months ended June 30, 2017 is $790 thousand (1.55%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 1.63%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended June 30, 2017 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.

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
Our cash and cash equivalents were $68.4 million and $114.1 million at June 30, 2017 and December 31, 2016, respectively. The $14.3 million of restricted cash on the condensed consolidated balance sheet consists of $10.3 million associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed. Additionally, as part of the ItzCash acquisition $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 7, 2017 are presented in the table below (figures denominated in thousands):

Country/Region	Cash and ST investments
United States	$18,852
Canada	4,383
Latin America	1,948
Australia	3,409
Singapore	7,419
New Zealand	3,423
India	33,183
Europe	10,031
Mauritius	145
Dubai	17,886
Sweden	6
Total	$100,685

Our current ratio slightly decreased to 2.25 at June 30, 2017 from 2.31 at December 31, 2016 and accordingly our working capital position decreased to $107.7 million at June 30, 2017 from $117.3 million at the end of 2016. Our short-term liquidity has decreased due to decreased cash, cash equivalents, and short-term investments balances held, partially offset by increased outstanding trade accounts receivables, additional prepaid expense assets, combined with a reduction in accounts payable and accrued liabilities. The Company's days sales outstanding in accounts receivable ("DSO") was 86 days at June 30, 2017 up 17 days from 69 days at December 31, 2016.
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
During the six months ended June 30, 2017, the Company completed two business acquisitions, as follows:
Effective June 1, 2017 Ebix acquired the assets of beBetter, a techhnology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the beBetter acquisition remains preliminary and will be finalized prior to December 31, 2017.
Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions Exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
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
Effective November 1, 2016 Ebix acquired the assets of Hope, a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope for $1.72 million. The valuation and purchase price allocation for the Hope acquisition was finalized in Q2 2017.

Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $21.8 million, a non-controlling interest in the amount of $11.2 million, and recognized a $1.16 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income. The valuation and purchase price allocation for the EbixHealth JV acquisition remains preliminary and will be finalized prior to September 30, 2017. Previously, effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV.   Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then-assessed fair value and adjusted if necessary. As of June 30, 2017, the total of these contingent liabilities was $39.46 million, of which $33.44 million is reported in long-term liabilities, and $6.02 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.51 million, of which $6.59 million was reported in long-term liabilities, and $1.92 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. During 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
Operating Activities
Net cash provided by our operating activities was $31.2 million for the six months ended June 30, 2017. The primary components of the cash provided by our operating activities during the six month period consisted of net income of $49.9 million, net of $365 thousand of unrealized foreign currency exchange gains, $5.6 million of depreciation and amortization, $659 thousand of net income attributable to a non-controlling interest, $1.2 million of non-cash share-based compensation, and $790 thousand of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(26.4) million of working capital requirements primarily due to increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued operating and payroll expenses. During the six months ended June 30, 2017 the Company made $8.0 million of tax payments including $4.9 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

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

Investing Activities
Net cash used for investing activities during the six months ended June 30, 2017 was $79.9 million, and consisted of $1.0 million used for the acquisition of beBetter, $70.2 million for the acquisition of ItzCash (net of cash acquired), $4.0 million to fund an escrow account for possible future contingent earn-out payments, $1.9 million for the expansion of our product development facilities in India, $2.9 million for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $1.3 million for software development costs that were capitalized, and $1.6 million for the net purchase of marketable securities (specifically bank certificates of deposit).

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

Financing Activities
During the six months ended June 30, 2017 net cash provided by financing activities was $3.0 million which consisted of $60.0 million provided by the Company's revolving credit facility with Regions. Partially offsetting this cash inflow was $45.7 million used to repurchase shares of our common stock, $4.8 million was used to pay quarterly dividends to our common stockholders, and $6.25 million was used to make the scheduled payments against the existing term loan with Regions.

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
Commercial Bank Financing Facility

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment to the Regions Secured Credit Facility (as defined below), dated August 5, 2014, among the Company, Regions, Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments in the amount $3.125 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.56%.

At June 30, 2017 the Company's consolidated balance sheet includes $2.8 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.3 million pertains to the revolving line of credit component of the Credit Agreement, and $537 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $401 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At June 30, 2017, the outstanding balance on the revolving line of credit under the Credit Agreement was $214.0 million and the facility carried an interest rate of 3.56%. During the six months ended June 30, 2017, $60.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months period ended June 30, 2017, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $177.4 million and $214.0 million, respectively.

At June 30, 2017, the outstanding balance on the term loan was $112.5 million of which $12.5 million is due within the next twelve months. This term loan also carried an interest rate of 3.56%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $100.0 million respectively at June 30, 2017.

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
Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017 and 2016 these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $1.2 million, respectively, due to remeasurements as based on the then assessed fair value and changes in anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $511 thousand to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $664 thousand to goodwill as reported on the Condensed Consolidated Balance Sheets. As of June 30, 2017, the total of these contingent liabilities was $39.46 million.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars; however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2017 and 2016 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $3.3 million and $(465) thousand, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.6 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2017 the Company had $326.5 million of outstanding debt obligations which consisted of a $112.5 million term loan and a $214.0 million balance on our commercial banking revolving line of credit. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 3.56% at June 30, 2017. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $481 thousand and $235 thousand for the six months ended June 30, 2017 and 2016, respectively. The Company's average cash balances during the six months ended June 30, 2017 were $100.8 million and its existing cash balances as of June 30, 2017 were $68.4 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $248 thousand and $117 thousand for the six months ended June 30, 2017 and 2016, respectively.
There were no other material changes to our market risk exposure during the six months ended June 30, 2017 and 2016. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2016 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended June 30, 2017, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

April 1, 2017 to April 30, 2017	—	—	$—	$139,076,000
May 1, 2017 to May 31, 2017	93,000	93,000	$56.07	$133,861,000
June 1, 2017 to June 30, 2017	—	—	$—	$133,861,000
Total	93,000	93,000		$133,861,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

Ebix, Inc.
Date:	August 9, 2017	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Sean T. Donaghy
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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith