Form 10-Q
period 2017-09-30
EBIX INC
filed 2017-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2017 the number of shares of common stock outstanding was 31,455,574.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenue	$92,800	$74,608	$259,290	$218,248

Operating expenses:
Cost of services provided	34,937	22,425	91,056	62,606
Product development	8,536	8,563	25,303	24,913
Sales and marketing	3,833	4,463	12,312	13,002
General and administrative, net (see Note 1)	14,874	12,126	42,156	37,019
Amortization and depreciation	2,709	2,738	8,323	8,088
Total operating expenses	64,889	50,315	179,150	145,628

Operating income	27,911	24,293	80,140	72,620
Interest income	375	635	1,614	1,219
Interest expense	(3,552)	(1,922)	(9,038)	(5,381)
Non-operating income, gain on joint venture investment (see Note 8)	—	1,162	—	1,162
Foreign currency exchange gain (loss)	(400)	578	2,705	852
Income before income taxes	24,334	24,746	75,421	70,472
Income tax (expense) benefit	204	(789)	(363)	(1,121)
Net income including noncontrolling interest	24,538	23,957	75,058	69,351
Net income attributable to noncontrolling interest (see Note 8)	354	(110)	1,013	133
Net income attributable to Ebix, Inc.	$24,184	$24,067	$74,045	$69,218

Basic earnings per common share attributable to Ebix, Inc.	$0.77	$0.74	$2.34	$2.12

Diluted earnings per common share attributable to Ebix, Inc.	$0.76	$0.74	$2.33	$2.10

Basic weighted average shares outstanding	31,453	32,421	31,582	32,716

Diluted weighted average shares outstanding	31,622	32,705	31,743	32,994

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income including noncontrolling interest	$24,538	$23,957	$75,058	$69,351
Other comprehensive income:
Foreign currency translation adjustments	659	(548)	3,917	(1,013)
Total other comprehensive income (loss)	659	(548)	3,917	(1,013)
Comprehensive income	25,197	23,409	78,975	68,338
Comprehensive income attributable to noncontrolling interest (see Note 8)	354	(110)	1,013	133
Comprehensive income attributable to Ebix, Inc.	$24,843	$23,519	$77,962	$68,205

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$96,734	$114,118
Short-term investments	5,524	3,105
Restricted cash	11,219	—
Fiduciary funds- restricted	7,953	14,394
Trade accounts receivable, less allowances of $3,560 and $2,833, respectively	102,813	62,713
Other current assets	16,531	12,716
Total current assets	240,774	207,046

Property and equipment, net	41,430	37,061
Goodwill	559,163	441,404
Intangibles, net	47,011	41,336
Indefinite-lived intangibles	38,694	30,887
Capitalized software development costs, net	8,744	5,955
Deferred tax asset, net	35,398	31,345
Other assets	54,718	8,721
Total assets	$1,025,932	$803,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,845	$30,461
Accrued payroll and related benefits	7,006	7,474
Fiduciary funds- restricted	7,953	14,394
Short term debt, net of deferred financing costs of $136	12,364	12,364
Acquisition obligations	43,824	—
Capital lease obligations	9	9
Current deferred rent	283	281
Contingent liability for accrued earn-out acquisition consideration	5,921	1,921
Deferred revenue	20,302	22,564
Other current liabilities	259	244
Total current liabilities	148,766	89,712

Revolving line of credit	234,029	154,029
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $367 and $452, respectively	96,580	105,824
Other liabilities	9,305	6,070
Contingent liability for accrued earn-out acquisition consideration	33,258	6,589
Deferred revenue	1,321	1,886
Long term deferred rent	752	1,009
Total liabilities	524,011	365,119

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—

Common stock, $0.10 par value, 120,000,000 shares authorized, 31,463,603 issued and outstanding, at September 30, 2017 and 60,000,000 shares authorized, 32,093,294 issued and outstanding at December 31, 2016	3,146	3,209
Additional paid-in capital	659	—
Retained earnings	486,771	457,364
Accumulated other comprehensive loss	(29,760)	(33,677)
Total Ebix, Inc. stockholders’ equity	460,816	426,896
Noncontrolling interest (see Note 8)	41,105	11,740
Total stockholders' equity	501,921	438,636
Total liabilities and stockholders’ equity	$1,025,932	$803,755
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, December 31, 2016	32,093,294	$3,209	$—	$457,364	$(33,677)	$11,740	$438,636
Net income attributable to Ebix, Inc.	—	—	—	74,045	—	—	74,045
Net income attributable to noncontrolling interest (see Note 8)	—	—	—	—	—	1,013	1,013
Cumulative translation adjustment	—	—	—	—	3,917	—	3,917
Repurchase and retirement of common stock	(687,048)	(68)	(1,852)	(37,462)		—	(39,382)
Vesting of restricted stock	59,047	5	(5)	—	—	—	—
Exercise of stock options	3,500	—	52	—	—	—	52
Share based compensation	—	—	1,994	—	—	—	1,994
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(5,190)	—	(327)	—	—	—	(327)
Loans by non-controlling interest converted to capital contribution to joint venture	—	—	797	—	—	766	1,563
Recognized noncontrolling ownership of Ebix-ItzCash joint venture						27,586	27,586
Dividends paid	—	—	—	(7,176)	—	—	(7,176)
Balance, September 30, 2017	31,463,603	$3,146	$659	$486,771	$(29,760)	$41,105	$501,921
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$74,045	$69,218
Net income attributable to noncontrolling interest	1,013	133
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	8,323	8,088
Benefit for deferred taxes	(6,327)	(6,250)
Share based compensation	1,994	2,078
Provision for doubtful accounts	1,107	700
Unrealized foreign exchange (gain) loss	432	(328)
Gain on investment interest in IHC/Ebix joint venture	—	(1,162)
Amortization of capitalized software development costs	1,304	1,040
Reduction of acquisition earnout accruals	(164)	(1,726)
Purchase accounting adjustment	(948)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(30,250)	(11,205)
Other assets	126	(3,402)
Accounts payable and accrued expenses	838	(4,499)
Accrued payroll and related benefits	(1,009)	79
Deferred revenue	(3,160)	(290)
Deferred rent	(292)	(168)
Reserve for potential uncertain income tax return positions	3,335	700
Other liabilities	(255)	44
Net cash provided by operating activities	50,112	53,050

Cash flows from investing activities:
Acquisition of beBetter, net of cash acquired	(1,000)	—
Investment in the EbixHealth JV, net of cash acquired	—	(696)
Acquisition of ItzCash, net of cash acquired	(70,184)	—
Acquisition of YouFirst, net of cash acquired	(1,806)	—
Funding of escrow account for possible future contingent earn-out payment related to business acquisition	(3,998)	—
Funding of escrow account for acquisition pending shareholder approval	(7,221)	—
Maturities of marketable securities	7,517	—
Capitalized software development costs	(2,109)	(1,034)
Maturities (Purchases) of marketable securities	—	(1,078)
Capital expenditures	(6,370)	(4,420)
Net cash used in investing activities	(85,171)	(7,228)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	80,000	(72,436)
Proceeds from term loan	—	125,000
Principal payments of term loan obligation	(9,375)	(3,125)
Repurchases of common stock	(45,732)	(43,775)
Proceeds from the exercise of stock options	52	29
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(327)	(147)
Dividend payments	(7,176)	(7,401)
Principal payments of debt obligations	—	(600)
Payments of capital lease obligations	(7)	(4)
Net cash provided by (used in) financing activities	17,435	(2,459)
Effect of foreign exchange rates on cash	240	(736)
Net change in cash and cash equivalents	(17,384)	42,627
Cash and cash equivalents at the beginning of the period	114,118	57,179
Cash and cash equivalents at the end of the period	$96,734	$99,806
Supplemental disclosures of cash flow information:
Interest paid	$8,474	$5,318
Income taxes paid	$8,536	$14,068
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the nine months ended September 30, 2017 there were 5,190 shares, totaling $327 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of December 31, 2016 there were 109,475 shares totaling $6.4 million of share repurchases that were not settled until January 2017.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and subsidiaries (“Ebix” or the “Company”) is an international supplier of on-demand software and e-commerce solutions to the insurance, healthcare and financial industries, e-governance solutions to governmental agencies in the health and education sectors, as well as remittance and related services in our financial exchange. Ebix provides various application software products for the insurance industry including data exchanges, carrier systems, broker systems, and agency systems, and custom software development for business entities across the insurance industry. The Company's products feature fully customizable and scalable on-demand software applications designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, Dubai, New Zealand, Singapore, United Kingdom and Brazil. International revenue accounted for 39.2% and 27.8% of the Company’s total revenue for the nine months ended September 30, 2017 and 2016, respectively.
The Company’s revenues are derived from four product/service channels. Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Exchanges	$64,130	$52,016	$177,117	$151,424
Broker Systems	3,715	3,557	11,098	10,654
Risk Compliance Solutions (“RCS”)	24,265	18,076	68,780	53,489
Carrier Systems	690	959	2,295	2,681
Totals	$92,800	$74,608	$259,290	$218,248
Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2017. The condensed consolidated December 31, 2016 balance sheet included in this interim period filing has been derived from the audited financial statements at that date but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassification- As part of the Wdev Solucoes em Technologia SA ("Wdev") acquisition $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. This amount which was previously reported in "Restricted Cash" on our December 31, 2016 condensed consolidated balance sheets, is now being reported in "Other Assets" line in the long term asset section of the condensed consolidated balance sheets. Additionally, as of December 31, 2016 there was $14.4 million of restricted fiduciary funds associated with the EbixHealth JV that pertain to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed. This amount which was previously reported in "Restricted Cash" on our December 31, 2016 condensed consolidated balance sheets, is now being reported in "Fiduciary funds- restricted" line in the short term asset section of the condensed consolidated balance sheets

Advertising—With the exception of certain direct-response costs, advertising costs are expensed as incurred. Advertising costs amounted to $4.4 million and $4.7 million in the first nine months of 2017 and 2016, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. During the first nine months of 2017 and 2016 reported sales and marketing expenses included $3.0 million and $3.1 million, respectively, of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Deferred advertising costs amounted to $2.4 million and $2.8 million at September 30, 2017 and December 31, 2016, respectively, and are included in other current assets and other assets on the consolidated balance sheet.
Fair Value of Financial Instruments—The Company follows the relevant GAAP guidance concerning fair value measurements which provides a consistent framework to define, measure, and disclose the fair value of assets and liabilities in financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The classifications are as follows:

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

As of September 30, 2017 the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2017 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at September 30, 2017 and December 31, 2016 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Available-for-sale securities:
Commercial bank certificates of deposits ($2.6 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$8,091	$8,091	$—	$—
Total assets measured at fair value	$8,091	$8,091	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$39,179	$—	$—	$39,179
Total liabilities measured at fair value	$39,179	$—	$—	$39,179

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2017 there were no transfers between fair value Levels 1, 2 or 3.

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
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2017 and during the year ended December 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2017	December 31, 2016
	(in thousands)

Beginning balance	$8,510	$4,277

Total remeasurement adjustments:
Gains included in earnings **	(164)	(1,344)
Increases (Reductions) recorded against goodwill	(3,432)	(664)
Foreign currency translation adjustments ***	153	(208)

Acquisitions and settlements
Business acquisitions	34,112	6,449

Ending balance	$39,179	$8,510

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end. Vertex earnout period expired in the third quarter of 2016 and gain was realized.	$—	$(624)

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst, Wdev, and ItzCash acquisition)	$39,179	Discounted cash flow	Projected revenue and probability of achievement

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst and Wdev acquisitions)	$8,510	Discounted cash flow	Projected revenue and probability of achievement

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
Financial exchange revenue consists largely of transaction-based fees and fees from corporate and retail gift vouchers. The transaction-based fees are primarily based on a percentage of payment value processed for solutions such as retail and corporate payments, domestic money transfers, and general purpose reloadable cards. Transaction-based fees are recognized at the completion of the transaction. Gift voucher revenue is recognized at full purchase value at time of sale with the corresponding cost of vouchers recorded under direct expenses.

Accounts Receivable and the Allowance for Doubtful Accounts—Reported accounts receivable include $76.7 million of trade receivables stated at invoice billed amounts and $26.1 million of unbilled receivables, net of the estimated allowance for doubtful accounts receivable in the amount of $3.6 million. The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $4.9 million of deferred revenue is included in billed accounts receivable at September 30, 2017. The Company recognized and recorded bad debt expense in the amount of $385 thousand and $1.1 million for the three and nine-month periods ended September 30, 2017 and $243 thousand and $700 thousand for the three and nine-month periods ended September 30, 2016, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the nine months ended September 30, 2017, $513 thousand of accounts receivable, which had been specifically reserved for in prior periods, were written off.
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
Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 and the year ended December 31, 2016 are reflected in the following table.

	September 30, 2017	December 31, 2016
	(In thousands)
Beginning Balance	$441,404	$402,259
Additions (see Note 3)	127,974	35,787
Purchase accounting adjustments	(11,342)	4,298
Foreign currency translation adjustments	1,127	(940)
Ending Balance	$559,163	$441,404

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$77,494	$71,338
Developed technology	21,338	16,011
Trademarks	2,695	2,666
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	102,643	91,131
Accumulated amortization	(55,632)	(49,795)
Finite-lived intangibles, net	$47,011	$41,336

Indefinite-lived intangibles:
Customer/territorial relationships	$38,694	$30,887
Amortization expense recognized in connection with acquired intangible assets was $1.8 million and $5.4 million for the three and nine months ended September 30, 2017, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2016, respectively.
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in India, Dubai, and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of the Company's operating divisions across the world, are transacted in U.S. dollars.
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
The Company has applied the provisions under FASB update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, A Similar Tax Loss, or a Tax Credit Carry Forward Exists. Under these provisions, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward in most cases. This provision has been applied beginning in 2014 resulting in $341 thousand of unrecognized tax benefits that have been applied against both the NOL carry forward amounts as of September 30, 2017 and December 31, 2016.
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
In January 2017 the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet
In November 2016 the FASB issued ASU 2016-18, "Statement of Cash Flow (Topic 230) Restricted Cash" amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this Update should be applied using a retrospective transition method to each period presented.
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
The effective date and transition of these amendments (the "New Revenue Standard") is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e.,

January 1, 2018, for a calendar year entity). While the Company is finalizing its evaluation of the full impact of the New Revenue Standard and related amendments on its consolidated financial statements and related disclosures, the Company has assessed certain changes that may have a material impact on the Consolidated Financial Statements. These changes primarily include the treatment of certain services revenue associated with programming, setup, and implementation activities related to our SaaS offerings, that currently have standalone value and are recognized as work is performed, may need to be deferred and recognized over the contract period.  Additionally, certain costs associated with these activities are currently recognized as an expense when incurred and may need to be capitalized under the new guidance.
     The Company plans to adopt this New Revenue Standard, as well as other clarifications and technical guidance issued by the FASB related to this New Revenue Standard, on January 1, 2018, and the Company will apply the modified retrospective transition method. This will result in an adjustment to retained earnings for the cumulative effect, if any, of applying this New Revenue Standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
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
The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). We are continuing to evaluate the potential impact of ASU 2016-08; however, the Company does not expect it to have any material effect on the consolidated financial statements.
Under legacy US GAAP 340-20, direct response advertising was eligible for capitalization if certain conditions were met. Effective January 1, 2018 Subtopic 340-40 replaces that guidance to require the costs of direct-response advertising to be expensed as they are incurred or the first time the advertising takes place. An entity shall recognize a cumulative effective change to opening retained earnings in the year of adoption of the standard. An entity may apply this to all contracts as of the date of initial application (Jan. 1, 2018 for instance) or to contracts that are not completed. The Company is evaluating the impact that this will have on its financial statements.
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
2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$24,184	$24,067	$74,045	$69,218
Basic Weighted Average Shares Outstanding	31,453	32,421	31,582	32,716
Dilutive effect of stock options and restricted stock awards	169	284	161	278
Diluted weighted average shares outstanding	31,622	32,705	31,743	32,994
Basic earnings per common share	$0.77	$0.74	$2.34	$2.12
Diluted earnings per common share	$0.76	$0.74	$2.33	$2.10

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the nine months ended September 30, 2017, the Company completed three business acquisitions, as follows:
On August 18 2017 Ebix entered into an agreement to acquire Money Transfer Service Scheme ("MTSS") Business of YouFirst Money Express Private Limited ("YouFirst") for upfront cash consideration in the amount $8.0 million. The acquisition, effective September 1, 2017, was funded in October following the securing of requisite approvals for the closing. The valuation and purchase price allocation for the YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
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

In addition to the acquisitions that closed during the nine months ended September 30, 2017, On August 17, 2017 the Company announced the acquisition of the MTSS Business of Wall Street Finance Limited ("WSFIN") along with the acquisition of its subsidiary company Goldman Securities Limited, pending shareholder and other requisite approvals being secured, for upfront cash consideration of $7.25 million, for which an escrow agreement was put in place. The funds were released to the seller in October, following WSFIN securing the requisite approvals for the closing. Additionally, the Company announced the acquisition of the MTSS business of Paul Merchants Limited ("PML") on September 21, 2017, pending shareholder and other regulatory/commercial approvals, for upfront cash consideration of $36.6 million, for which an escrow agreement was put in place. The completion of the acquisition occurred November 7, 2017. As a result of the escrow agreements being signed the Company recorded a liability which is reported in the "Acquisition Obligations" line in the short term liability section of the condensed consolidated balance sheets and an asset which is reported in the "Other Assets" line in the long term asset section of the condensed consolidated balance sheets.
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

Effective July 1, 2016 Ebix and Independence Holdings Corporation ("IHC") jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in Ebix Health Exchange Holdings, LLC ("EbixHealth JV") from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $13.2 million, intangible assets in the amount of $9.1 million, a non-controlling interest in the amount of $11.3 million, and recognized a $1.2 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income. Previously, effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV.  Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the nine months ended September 30, 2017 and 2016, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $3.6 million and $2.4 million, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first nine months ended September 30, 2017 and 2016 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $164 thousand and $1.7 million, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $3.4 million and $664 thousand, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of September 30, 2017, the total of these contingent liabilities was $39.18 million, of which $33.26 million is reported in long-term liabilities, and $5.92 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.51 million, of which $6.59 million was reported in long-term liabilities, and $1.92 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the nine months ended September 30, 2017 and September 30, 2016, which includes the acquisitions of the EbixHealth JV (being fully consolidated effective July 1, 2016), Wdev (acquired November 2016), Hope (acquired November 2016), ItzCash (acquired April 2017), beBetter (acquired June 2017) and YouFirst (acquired September 2017) and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2017 and 2016 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2016, whereas the Company's reported financial statements for the three and nine months ended September 30, 2017 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$92,800	$93,817	$74,608	$88,857	$259,290	$273,996	$218,248	$266,225
Net Income attributable to Ebix, Inc.	$24,184	$24,269	$24,067	$24,103	$74,045	$75,095	$69,218	$67,859
Basic EPS	$0.77	$0.77	$0.74	$0.74	$2.34	$2.38	$2.12	$2.07
Diluted EPS	$0.76	$0.77	$0.74	$0.74	$2.33	$2.37	$2.10	$2.06

During the three months ended September 30, 2017 the Company's reported total operating revenues increased by $18.2 million or 24% to $92.8 million as compared to $74.6 million during the same period in 2016.
During the nine months ended September 30, 2017 the Company's reported total operating revenues increased by $41.0 million or 19% to $259.3 million as compared to $218.2 million during the same period in 2016.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues increased 5.6% and 2.9% for the three and nine months ending September 30, 2017 versus the same periods in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for three and nine months ended September 30, 2017 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev, November 2016 for Hope, April 2017 for Itzcash, June 2017 for beBetter and September 2017 for YouFirst.
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

Note 4: Debt with Commercial Bank

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions"), Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders (the “Regions Secured Credit Facility”). The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Regions Secured Credit Facility now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The Regions Secured Credit Facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.00%.

As of September 30, 2017 the Company's consolidated balance sheet includes $2.66 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.16 million pertains to the revolving line of credit component of the Credit Agreement, and $503 thousand pertains to the term loan component of the Credit Agreement of which $136 thousand is netted against the current portion and $367 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At September 30, 2017, the outstanding balance on the revolving line of credit under the Regions Secured Credit Agreement was $234.0 million and the facility carried an interest rate of 4.00%. During the nine months ended September 30, 2017, $80.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $191.5 million and $234.0 million, respectively.

At September 30, 2017, the outstanding balance on the term loan was $109.4 million of which $12.5 million is due within the next twelve months, with payments of $9.38 million having been made during the nine months ended September 30, 2017, as scheduled. This term loan also carried an interest rate of 4.00%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $96.9 million respectively at September 30, 2017.

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
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at September 30, 2017 and 2016. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2017 and 2016 was $4.3 million (net of a $948 thousand purchase accounting adjustment) and $4.7 million, respectively.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2017, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $332 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2018, was $2.8 million.

Note 6: Income Taxes
The Company recorded income tax expense (benefit) of ($204) thousand (-0.84%) and $363 thousand 0.48% during the three and nine months ended September 30, 2017, respectively, which included discrete items for additions to the reserve for uncertain tax positions offset by the release of valuation allowances of operating loss carryforwards pertaining to our UK operations. The income tax expense (benefit) exclusive of discrete items for the three and nine months ended September 30, 2017 is ($258) thousand ((1.1)%) and $532 thousand (0.71%), respectively. Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 0.72%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended September 30, 2017 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
As of September 30, 2017 a liability of $6.6 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2017 there was $55 thousand and $3.3 million, respectively, in additions to this liability reserve. During the same periods in 2016, there were $700 thousand in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations partially affected reported revenues and were the primary cause for the decrease in revenues in Europe and the increase in Australia. Specifically, during the first nine months of 2017 the change in foreign currency exchange rates decreased reported Europe's operating revenues by $1.2 million and increased Australia's reported revenues by $818 thousand. India's revenue increased $27.4 million of which $8.4 million is due to the various new e-governance contracts with a number of large clients and $19.5 million due to its April 2017 acquisition of ItzCash and September 2017 acquisition of Youfirst. Latin America's revenues increased $10.6 million due primarily to the November 2016 acquisition of Wdev and Canada's revenues increased by $1.3 million due primarily to increased professional services.
The following enterprise wide information relates to the Company's geographic locations (all amounts in thousands):
As of and for the Nine Months Ended September 30, 2017

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$157,682	$5,969	$14,486	$25,091	$4,493	$1,485	$37,508	$12,576	$—	$259,290
Long-lived assets	$390,950	$6,674	$23,919	$1,273	$17,427	$251	$268,449	$22,613	$53,602	$785,158
As of and for the Nine Months Ended September 30, 2016

	United States	Canada	Latin America	Australia	Singapore	New Zealand	India	Europe	Dubai	Total
External Revenues	$157,480	$4,653	$3,933	$22,869	$4,384	$1,384	$10,076	$13,469	$—	$218,248
Long-lived assets	$384,511	$6,736	$7,328	$1,256	$17,505	$228	$80,636	$23,199	$54,333	$575,732

In the geographical information table above the significant changes to long-lived assets from September 30, 2016 to September 30, 2017 were comprised of an increase in Latin America of $16.6 million primarily due to the November 2016 acquisition of Wdev; an increase in India of $187.8 million primarily due to $179.2 million increase associated with the April 2017 acquisition of ItzCash, the September 2017 acquisitions of YouFirst, Paul Merchant, and Wall Street, an increase in deferred tax assets of $4.2 million associated with the payments and accruals of Minimum Alternative Tax, $3.0 million of fixed assets additions associated with the continued build out of our product development facilities, and the growth of the Ebix-Vayam JV.

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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV (as defined in Note 3). This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $18.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is, also, a customer of the EbixHealth JV, and during the three and nine months ending September 30, 2017 the EbixHealth JV recognized $3.1 million and $9.5 million of revenue from IHC, and as of September 30, 2017 IHC had $918 thousand of accounts receivable with the EbIxHealth JV. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ending September 30, 2017 the Company recognized $18 thousand and $225 thousand of revenue from IHC, and as of September 30, 2017 IHC had $350 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant FASB accounting literature, the Company had previously capitalized certain software and product related development costs associated with both its continuing medical education service offerings, and the development of a property and casualty underwriting insurance data exchange platform. During the nine months ended September 30, 2017, the Company capitalized $2.11 million of such development costs. As of September 30, 2017, a total of $8.7 million of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the nine months ended September 30, 2017, the Company recognized $1.3 million of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The useful life over which these capitalized software development costs are being amortized is five years for both the continuing medical education products, and for the property and casualty underwriting insurance data exchange platform.

Note 10: Other Current Assets

Other current assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Prepaid expenses	$12,427	$10,276
Due from prior owners of acquired businesses for working capital settlements	441	916
Research and development tax credits receivable	404	375
Accrued interest receivable	410	372
Tax refunds receivable	1,754	—
Credit card merchant account balance receivable	936	—
Other	159	777
Total	$16,531	$12,716

Note 11: Subsequent Events

Exercise of Credit Agreement Accordion Feature

On November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to $175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million shall be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.

Acquisitions and Joint Ventures

    On November 7, 2017 the acquisition of the MTSS Business of PML was completed following the securing of the requisite approval of shareholders and other regulatory/commercial agencies. The acquisition was previously announced in September 2017.
On October 31, 2017 the Company announced that one of its Singapore subsidiaries has entered into an agreement to acquire Via.com, an Omni-channel online travel and assisted e-commerce exchange. The acquisition of Via expands on the Company’s distribution network in the South East of Asia, besides offering significant cross selling opportunities for the Company’s

EbixCash Financial Exchange portfolio of products. Under the terms of the agreement, Via was valued at a total enterprise value of approximately $74.9 million.
On October 26, 2017 the Company announced that they have signed a memorandum of understanding to form a joint venture, to set up a pioneering insurance distribution network in India. The joint venture between BSE Investments Limited ("BIL"), a wholly owned subsidiary of BSE and Ebix Fincorp Exchange Pte Ltd, a wholly owned subsidiary of Ebix was formed with the goal of revolutionizing end-to-end sales and processing of Insurance in India. The new venture to be branded as BSE-Ebix intends to deploy an insurance distribution exchange platform, that will allow distribution outlets, stock brokers, wealth management advisors and financial institutions etc. across the length and breadth of the country to sell life and non-life products.
On October 6, 2017 the acquisition of the MTSS Business of WSFIN along with the acquisition of its subsidiary company Goldman Securities Limited, was completed with the necessary shareholder and other requisite approvals being secured. The acquisition was previously announced in August 2017.
On October 3, 2017 the acquisition of the MTSS Business of YouFirst was funded following the securing of the requisite approvals for the closing. The acquisition was agreed previously to on August 18, 2017 and made effective September 1, 2017.

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

Company Overview
Ebix, Inc. is a global supplier of software and e-commerce solutions to the insurance, financial, and healthcare industries, e-governance solutions to governmental agencies in the health and education sectors, as well as remittance and related services in our financial exchange. Ebix provides a variety of application software products for the insurance industry including carrier systems, broker systems, agency systems and data exchanges to custom software development for all entities involved in insurance and financial services. Our goal is to be the leading provider of back-end insurance transaction processing in the world. The Company’s vision is to focus on the convergence of technology platforms for all insurance channels, processes and entities in a manner such that data seamlessly flows once a data entry has been made. Our customers include many of the top insurance sector companies in the world.
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

Results of Operations — Three Months Ended September 30, 2017 and 2016

Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as remittance and related services from our new financial exchange. International revenue accounted for 43.3% and 27.2% of the Company’s total revenue for the three months ended September 30, 2017 and 2016, respectively.
Ebix’s revenue streams come from four product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2017	2016	2017	2016
Exchanges	$64,130	$52,016	$177,117	$151,424
Broker Systems	3,715	3,557	11,098	10,654
RCS	24,265	18,076	68,780	53,489
Carrier Systems	690	959	2,295	2,681
Totals	$92,800	$74,608	$259,290	$218,248

During the three months ended September 30, 2017 our total operating revenues increased $18.2 million or 24%, to $92.8 million as compared to $74.6 million during the third quarter of 2016. The year-over-year revenues primarily increased as a result of revenue growth from P&C, Life exchange, Underwriting exchange, CRM, RCS, Financial Exchanges in addition to revenue growth generated from the Company's acquisitions of WDEV, YouFirst and ItzCash, and the new e-governance contracts in India offset by declines in the areas of health e-commerce, annuities and health content.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the table in Note 3 "Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $5.0 million or 5.6% for the three months ending September 30, 2017 versus the same period in 2016, whereas correspondingly, the reported revenue for the three months ended September 30, 2017 increased by $18.2 million or 24% from the reported revenue during the same period in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for Q3 2017 and Q3 2016 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev and Hope, April 2017 for Itzcash, June 2017 for beBetter, and September 2017 for YouFirst. The 2016 pro forma financial information includes a full three months of results for Wdev, Hope, the EbixHealth JV, Itzcash and beBetter as if they had been acquired or consolidated on January 1, 2016,
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $12.5 million or 56%, to $34.9 million in the third quarter of 2017 as compared to $22.4 million in the third quarter of 2016. This increase is primarily due to costs associated with fully consolidating ItzCash and Wdev, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses remained relatively flat at $8.5 million during the third quarter of 2017 as compared to $8.6 million during the third quarter of 2016.
Sales and Marketing Expenses
Sales and marketing expenses decreased $630 thousand or 14%, to $3.83 million in the third quarter of 2017 as compared to $4.46 million in the third quarter of 2016 primarily due to a decrease in commissions expense.
General and Administrative Expenses
Reported general and administrative expenses increased $2.7 million or 23% to $14.9 million in the third quarter of 2017 as compared to $12.1 million in the third quarter of 2016 primarily due to costs associated with fully consolidating ItzCash and Wdev, a $1.2 million reduction to contingent earn out liabilities resulting from the remeasurements of and adjustments to the contingent earn out liabilities associated with the acquisitions of Via Media (March 2015), and PB Systems (June 2015) in the third quarter of 2016, and increased bonus expense of $535 thousand in Q3 2017.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $29 thousand or 1% to $2.71 million in the third quarter of 2017 as compared to $2.74 million in the third quarter of 2016.
Interest Income
Interest income decreased $260 thousand or 41% to $375 thousand in the third quarter of 2017 as compared to $635 thousand in the third quarter of 2016 primarily due to a reduction in average cash balances in interest bearing accounts.
Interest Expense
Interest expense increased $1.6 million or 85%, to $3.6 million in the third quarter of 2017 as compared to $1.9 million in the third quarter of 2016. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 36% to $331.7 million during Q3 2017 from $244.5 million during Q3 of 2016, as well as an increase in the underlying interest rate which increased to 4.0% for Q3 2017 versus 2.8% for Q3 2016.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange losses for the three months ended September 30, 2017 in the amount of $400 thousand consists of $178 thousand of gains realized upon the settlement of receivables or payables and remeasurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $578 thousand of unrealized losses pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax benefit of $204 thousand (-0.84%) during the three months ended September 30, 2017 which included discrete items for additions to the reserve for uncertain tax positions offset by the release of valuation allowances of operating loss carryforwards pertaining to our UK operations. The income tax benefit exclusive of discrete items for the three months ended September 30, 2017 is $258 thousand ((1.1)%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 0.72%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended September 30, 2017 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
Results of Operations - Nine Months Ended September 30, 2017 and 2016
Operating Revenue
During the nine months ended September 30, 2017 our total operating revenues increased 41.0 million or 19%, to $259.3 million as compared to $218.2 million during the same period in 2016. The year-over-year revenues primarily increased as a result of revenue growth from P&C, Life exchange, Underwriting exchange, Health Ecommerce exchange, CRM, RCS, Financial Exchanges in addition to revenue growth generated from the Company's acquisitions of WDEV, YouFirst and ItzCash, and the new e-governance contracts in India offset by declines in the areas of health e-commerce, reinsurance, annuities and health content. International revenue accounted for 39.2% and 27.8% of the Company’s total revenue for the nine months ended September 30, 2017 and 2016, respectively.
With respect to business acquisitions completed during the years 2017 and 2016 on a pro forma basis, as disclosed in the table in Note 3 “Business Combinations" pertaining to pro forma financial information to the enclosed Condensed Consolidated Financial Statements, combined revenues increased $7.8 million or 2.9% for nine months ended September 30, 2017 versus the same nine month period in 2016, whereas correspondingly the reported revenue for the nine month ended September 30, 2017 increased by $41.0 million or 19% from the reported revenue during the same period in 2016. The 2017 and 2016 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2016, whereas the Company's reported financial statements for the nine months period ended September 30, 2017 and 2016 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being July 2016 for the EbixHealth JV, November 2016 for Wdev, November 2016 for Hope, April 2017 for Itzcash, June 2017 for beBetter and September 2017 for YouFirst. The 2016 pro forma financial information includes a full nine months of results for Wdev, Hope, the EbixHealth JV, Itzcash, beBetter and YouFirst as if they had been acquired or consolidated on January 1, 2016,
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:

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

Cost of Services Provided
Costs of services provided increased $28.5 million or 45%, to $91.1 million in the the nine months ended September 30, 2017 as compared to $62.6 million during the same period of 2016. This increase is primarily due to costs associated with fully consolidating ItzCash, Wdev, Hope, the EbixHealth JV, Ebix Vayam Limited JV, and YouFirst, and increased costs associated with supporting the increased revenue streams from new e-governance service contracts executed within the Ebix Vayam Limited JV, partially offset by $4.4 million of reductions in Ebix's pre-existing core internal personnel costs.
Product Development Expenses
Product development expenses increased $390 thousand or 2%, to $25.3 million for the nine months ended September 30, 2017 as compared to $24.9 million during the same period of 2016. This increase is attributable to additional personnel costs for our continued growing employee base for our expanded product development facilities in India.
Sales and Marketing Expenses

Sales and marketing decreased to $12.3 million or 5% in the nine months ended September 30, 2017 as compared to $13.0 million during the same period of 2016 due mainly to a reduction in personnel costs in our Singapore operations.

General and Administrative Expenses
General and administrative expenses increased by $5.1 million or 14%, to $42.2 million in the nine months ended September 30, 2017 as compared to $37.0 million during the same period of 2016. This increase is primarily due to costs associated with fully consolidating ItzCash (April 2017), Wdev (November 2016), and the EbixHealth JV (July 2016). Also, impacting reported general and administrative expenses was a net $1.8 million reduction to contingent earn out liabilities in 2016 resulting from the remeasurements of and adjustments to the contingent earn out liabilities associated with the acquisitions of Vertex (October 2014),Via Media (March 2015), and PB Systems (June 2015) for which the liabilities were reduced by $720 thousand, $1.5 million, and $326 thousand respectively and Qatarlyst (April 2013) for which the liability was increased by $780 thousand. $326 thousand of the PB Systems earn out liability reduction was recorded as a reduction to general and administrative expenses, and $664 thousand recorded as a reduction to goodwill based on the facts that were available at the time the business acquisition was consummated.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $235 thousand or 3% to $8.3 million in the nine months ended September 30, 2017 as compared to $8.1 million during the same period of 2016, primarily due to additional depreciation and amortization associated with consolidating Wdev, the EbixHealth JV and our expanding product development facilities in India.
Interest Income
Interest income increased 32% to $1.6 million in the nine months ended September 30, 2017 as compared to $1.2 million during the same period of 2016, due to a 40% increase in average cash and cash equivalents and short-term investment balances held during nine months ending September 30, 2017 versus the same nine month period in 2016 which increased to $106.1 million from $76.0 million.
Interest Expense
Interest expense increased $3.7 million or 68% to $9.0 million in the nine months ended September 30, 2017 as compared to $5.4 million during the same period of 2016. Interest expense increased due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 35% to $307.1 million during nine months ending September 30, 2017 from $227.3 million for the same nine month period in 2016, as well as an increase in the underlying interest rate which increased to an average of 3.6% during nine months ending September 30, 2017 versus 2.8% for the same nine month period in 2016.
Foreign Currency Exchange Gain
Net foreign currency exchange gains for the nine months ended September 30, 2017 in the amount of $2.7 million of gains consists of $3.1 million of gains realized upon the settlement of receivables or payables and remeasurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $432 thousand of unrealized losses pertaining to the remeasurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax expense of $363 thousand 0.48% during the nine months ended September 30, 2017 which included discrete items for additions to the reserve for uncertain tax positions offset by the release of valuation allowances of operating loss carryforwards pertaining to our UK operations. The income tax expense exclusive of discrete items for the nine months ended September 30, 2017 is $532 thousand (0.71%). Our tax expense and effective tax rate decreased year over year, exclusive of discrete charges, due to favorable changes in the proportion of our taxable income in certain foreign jurisdictions relative to total pre-tax income. The Company expects its full year tax rate before discrete items to be approximately 0.72%.
The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 35% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended September 30, 2017 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 35%.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of it's fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, the Company's commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carryforwards and minimum alternative tax obligations in the U.S., Great Britain, and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic and accretive business acquisitions in the insurance services sector, and to re-purchase shares of our common stock as market conditions warrant.

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
Our cash and cash equivalents were $96.7 million and $114.1 million at September 30, 2017 and December 31, 2016, respectively. The $11.2 million of restricted cash on the condensed consolidated balance sheet as of September 30, 2017 consists of the ItzCash acquisition $4.0 million of the possible future contingent earn-out payments being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. Also, as part of the announced acquisition of the MTSS Business of Wall Street Finance Limited along with the acquisition of its subsidiary company Goldman Securities Limited, $7.25 million is being held in an escrow account to fund the acquisition once the shareholder approvals and other requisite approvals are secured. The $8.0 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 6, 2017 are presented in the table below (figures denominated in thousands):

Country/Region	Cash and ST investments
United States	$6,364
Canada	3,247
Latin America	1,184
Australia	1,852
Singapore	475
New Zealand	536
India	11,426
Europe	506
Mauritius	73,704
Dubai	2,268
Sweden	—
Total	$101,562

Our current ratio decreased to 1.62 at September 30, 2017 from 2.31 at December 31, 2016 and accordingly our working capital position decreased to $92.0 million at September 30, 2017 from $117.3 million at the end of 2016. Our short-term liquidity has decreased due to a combined decrease in cash, cash equivalents, short-term investments, and restricted cash, plus an increase in accounts payable and accrued liabilities, and acquisition obligations. These are partially offset by increased outstanding trade accounts receivables and additional prepaid expense assets. The Company's days sales outstanding in accounts receivable ("DSO") was 99 days at September 30, 2017 up 30 days from 69 days at December 31, 2016. The increase is primarily due to contracts in Brazil, the US and India that have longer payment terms.
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
During the nine months ended September 30, 2017, the Company completed three business acquisitions, as follows:
Effective September 1, 2017 Ebix entered into an agreement to acquire MTSS of YouFirst for upfront cash consideration in the amount $8.0 million. The acquisition was funded in October following YouFirst securing the requisite approvals for the closing. The valuation and purchase price allocation for the YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year.
Effective June 1, 2017 Ebix acquired the assets of beBetter, a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation for the beBetter acquisition remains preliminary and will be finalized prior to December 31, 2017.
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

In addition to the acquisitions that closed during the nine months ended September 30, 2017, On August 17, 2017 the Company announced the acquisition of the MTSS Business of WSFIN along with the acquisition of its subsidiary company Goldman Securities Limited, pending shareholder and other requisite approvals being secured, for upfront cash consideration of $7.25 million, for which an escrow agreement was put in place. The funds were released to the seller in October, following WSFIN securing the requisite approvals for the closing. Additionally, the Company announced the acquisition of the MTSS Business of PML on September 21, 2017, pending shareholder and other regulatory/commercial approvals, for upfront cash consideration of $36.6 million, for which an escrow agreement was put in place. The completion of the acquisition occurred November 7, 2017. As a result of the escrow agreements being signed the Company recorded a liability which is reported in the "Acquisition Obligations" line in the short term liability section of the condensed consolidated balance sheets and an asset which is reported in the "Other Assets" line in the long term asset section of the condensed consolidated balance sheets.
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

Effective July 1, 2016 Ebix and Independence Holdings Corporation ("IHC") jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in Ebix Health Exchange Holdings, LLC ("EbixHealth JV") from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Commensurate with additional equity stake in the joint venture a contemporaneous valuation of the business was completed. In accordance with the technical accounting guidance pertaining to step acquisitions the Company recorded goodwill in the amount of $13.2 million, intangible assets in the amount of $9.1 million, a non-controlling interest in the amount of $11.3 million, and recognized a $1.2 million gain on its  previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Condensed Consolidated  Statement of Income. Previously, effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV.  Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then-assessed fair value and adjusted if necessary. As of September 30, 2017, the total of these contingent liabilities was $39.18 million, of which $33.26 million is reported in long-term liabilities, and $5.92 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.51 million, of which $6.59 million was reported in long-term liabilities, and $1.92 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet. During 2016 the cited contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses.
Operating Activities
Net cash provided by our operating activities was $50.1 million for the nine months ended September 30, 2017. The primary components of the cash provided by our operating activities during the nine month period consisted of net income of $74.0 million, net of $432 thousand of unrealized foreign currency exchange gains, $8.3 million of depreciation and amortization, $1.0 million of net income attributable to a non-controlling interest, $2.0 million of non-cash share-based compensation, and $1.3 million of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(35.9) million of working capital requirements primarily due to increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued operating and payroll expenses. During the nine months ended September 30, 2017 the Company made $8.5 million of tax payments including $4.9 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

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

Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2017 was $85.2 million, and consisted of $1.0 million used for the acquisition of beBetter, $70.2 million for the acquisition of ItzCash (net of cash acquired), $1.8 million for the acquisition of YouFirst (net of cash acquired), $4.0 million to fund an escrow account for possible future contingent earn-out payments, $7.25 million to fund an escrow account for an acquisition pending shareholder approval, $2.0 million for the expansion of our product development facilities in India, $3.9 million for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $2.1 million for software development costs that were capitalized, and partially offset by $7.5 million for the net maturities of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the nine months ended September 30, 2016 was $7.2 million, of which $2.5 million was used for the expansion of our product development facilities in India, $1.1 million was used for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $664 thousand was used to purchase equipment to support certain of our data exchange facilities within our foreign operations, $1.0 million was used for software development costs that were capitalized, $1.1 million was used for the purchase of marketable securities (specifically bank certificates of deposit), and $696 thousand was used to make the 11% additional controlling equity investment in the EbixHealth JV (net of $1.3 million of cash acquired.

Financing Activities
During the nine months ended September 30, 2017 net cash provided by financing activities was $17.4 million which consisted of $80.0 million provided by the Company's revolving credit facility with Regions. Partially offsetting this cash inflow was $45.7 million used to repurchase shares of our common stock, $7.2 million was used to pay quarterly dividends to our common stockholders, and $9.38 million was used to make the scheduled payments against the existing term loan with Regions.

During the nine months ended September 30, 2016 net cash used by financing activities was $2.5 million which consisted of $43.8 million used to repurchase 1.12 million shares of our common stock, $7.4 million was used to pay quarterly dividends to our common stockholders, $3.13 million was used to make the scheduled payments against the existing term loan with Regions, and $600 thousand was used to service other debt obligations. Significantly offsetting these cash outflows was $52.6 million of net cash inflow provided from the refinancing and borrowing from the recently amended and expanded syndicated credit facility with Regions Bank.
Commercial Bank Financing Facility

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions, Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders (the “Regions Secured Credit Facility”). The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Regions Secured Credit Facility now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments in the amount $3.125 million due each quarter, starting September 30, 2016. The Regions Secured Credit Facility also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.00%.

At September 30, 2017 the Company's consolidated balance sheet includes $2.7 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $2.2 million pertains to the revolving line of credit component of the Regions Secured Credit Facility, and $503 thousand pertains to the term loan component of the Regions Secured Credit Facility of which $136 thousand is netted against the current portion and $367 thousand is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At September 30, 2017, the outstanding balance on the revolving line of credit under the Regions Secured Credit Facility was $234.0 million and the facility carried an interest rate of 4.00%. During the nine months ended September 30, 2017, $80.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months period ended September 30, 2017, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $191.5 million and $234.0 million, respectively.

At September 30, 2017, the outstanding balance on the term loan was $109.4 million of which $12.5 million is due within the next twelve months. This term loan also carried an interest rate of 4.00%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $96.9 million respectively at September 30, 2017.

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
Financial exchange revenue consists largely of transaction-based fees and fees from corporate and retail gift vouchers. The transaction-based fees are primarily based on a percentage of payment value processed for solutions such as retail and corporate payments, domestic money transfers, and general purpose reloadable cards. Transaction-based fees are recognized at the completion of the transaction. Gift voucher revenue is recognized at full purchase value at time of sale with the corresponding cost of vouchers recorded under direct expenses.
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
Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017 and 2016, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $3.6 million and $2.4 million, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first nine months ended September 30, 2017 and 2016 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $164 thousand and $1.7 million, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $3.4 million and $664 thousand, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of September 30, 2017, the total of these contingent liabilities was $39.18 million.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. Most of the Company's transactions are denominated in U.S. dollars; however, the Company has significant and expanding operations in Australia, Brazil and Europe, and we conduct transactions in the local currencies of each of those locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2017 and 2016 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $3.9 million and $(1.0) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $5.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2017 the Company had $343.4 million of outstanding debt obligations which consisted of a $109.4 million term loan and a $234.0 million balance on our commercial banking revolving line of credit. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 4.00% at September 30, 2017. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $915 thousand and $430 thousand for the nine months ended September 30, 2017 and 2016, respectively. The Company's average cash balances and short term investments during the nine months ended September 30, 2017 were $106.1 million and its existing cash balances as of September 30, 2017 were $96.7 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $323 thousand and $244 thousand for the nine months ended September 30, 2017 and 2016, respectively.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2017 and 2016. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2016 Form 10-K.

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
Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in the Company's 2016 Annual Report on Form 10-K. The risks described in that 2016 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended September 30, 2017, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

July 1, 2017 to July 31, 2017	—	—	$—	$133,861,000
August 1, 2017 to August 31, 2017	—	—	$—	$133,861,000
September 1, 2017 to September 30, 2017	—	—	$—	$133,861,000
Total	—	—		$133,861,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5: OTHER INFORMATION

On November 3, 2017, the Company and certain of its subsidiaries entered into the Fourth Amendment and Waiver (the “Fourth Amendment”) to the Regions Secured Credit Facility dated August 5, 2014, between the Company and Regions Bank, as administrative agent (as amended, the “Credit Agreement”).   The Fourth Amendment waives certain technical defaults related to the failure to give required notice with respect to i) the existence of a subsidiary having intellectual property with an aggregate value above a stipulated amount and ii) the additional investment in a joint venture entity resulting in that entity becoming a subsidiary of the Company for the purpose of the Credit Agreement. In addition to such waiver, the Fourth Amendment also loosened the leverage ratios the Company is required to satisfy in connection with permitted acquisitions and for compliance generally.

In addition, on November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to $175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million shall be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.
.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

EXHIBITS INDEX

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	November 9, 2017	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Sean T. Donaghy
Sean T. Donaghy
Chief Financial Officer (Principal Financial and Accounting Officer)