Form 10-K
period 2017-12-31
EBIX INC
filed 2018-03-01
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Title of each class
Common Stock, par value $0.10 per share
Listed on the Nasdaq Global Capital Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
As of February 26, 2018, the number of shares of Common Stock outstanding was 31,487,526. As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $1.27 billion (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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

•	the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties;

•	our ability to raise additional financing to support our capital requirements;

•	our ability to make new business acquisitions and integrate such acquired businesses into our operations;

•	pricing and other competitive pressures and the Company's ability to gain or maintain share of sales as a result of actions by competitors and others;

•	our ability to develop new products and respond to rapid technological changes;

•	disruptions in internet connections and the protection of information transmitted over the internet;

•	changes in estimates in critical accounting judgments;

•	the effective protection of our intellectual property;

•	changes in or failure to comply with laws and regulations, including accounting standards,

•	taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions;

•	exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Singapore, Australia and India wherein we have significant operations);

•	volatility in equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and

•	international conflict, including terrorist acts.

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
The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Dubai office; and also has domestic and international operations spread across 50+ offices. Amongst other offices, the Company also has operating facilities and offices in Australia, Brazil, New Zealand, Singapore, the United Kingdom, Canada and India. In these operating offices, Ebix employs skilled technology and business professionals who provide products, services, support and consultancy services to more than 16,000 customers across six continents.
Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also, providing Software-as-a-Service ("SaaS") enterprise solutions in the area of CRM, front-end & back-end systems, outsourced administrative and risk compliance.
With a "Phygital” strategy that combines 231,500 physical distribution outlets in many Association of Southeast Asian Nations (“ASEAN”) countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, travel, pre-paid & gift cards, utility payments, etc., in an emerging country like India. EbixCash, through its travel portal Via.com, is also one of Southeast Asia’s leading travel exchanges with over 110,000 distribution outlets and 8,000 corporate clients processing over 24.5 million transactions every year.
During the year ended December 31, 2017, approximately 71% of Ebix revenues came from on-demand exchanges.
Ebix's goal is to be the leading powerhouse of insurance and financial transactions in the world. The Company’s technology vision is to focus on the convergence of all channels, processes and entities in a manner such that data seamlessly flows once a data entry has initially been made. Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and requirements. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and web and application hosting to meet the individual needs of organizations.

Acquisition & Integration Strategy

The Company views business acquisitions as an integral part of the Company's growth strategy, an efficient way to further expand its reach, and an effective utilization of the operating cash generated from the Company's business. However, management does not believe that this acquisition strategy is entirely critical to the Company's future profitability or liquidity. We look at making complimentary accretive acquisitions as and when the Company has sufficient liquidity, stable cash flows, and access to financing at attractive interest rates to do so, if necessary.

The Company seeks to acquire businesses that are synergistic to Ebix's existing products and services. In this regard the Company's goal is to provide comprehensive, on-demand based solutions that simplify transaction processing by carrying data from one end to another seamlessly. Any acquisition made by Ebix typically will fall into one of two different categories: one, wherein the acquired company has products and/or services that are competitive to our existing products and services; and two, wherein the acquired company's products and services are a complement to and an extension of our existing products and services.

In cases where an acquired company's products and services are competitive to our existing products and services, the Company immediately strives towards the goal of providing a single product or service in the functional area, with a common code base around the world rather than having multiple products addressing the same need. In each case, the Company immediately works towards assimilating the best of breed functionality on a common architecture approach, to provide a single product or service to our end customers. The Company's goal remains to provide an easy to use solution for our customer base, while ensuring that any product or service integrates seamlessly with other existing or outside functionalities. Irrespective of whether the acquired company's product/service is retired or the existing product/service is retired, the Company is focused on maximizing operational efficiency for our business while creating new cutting-edge products and services that can replace both existing or acquired product or service offerings in order to make future product sales and maintenance more efficient.

Once an acquisition is consummated, the infrastructure, personnel resources, sales, product management, development, and other common functions are integrated with our existing operations to ensure that efficiencies are maximized and redundancies eliminated. We generally do not maintain separate sales, development, product management, implementation or quality control functions following the closing of any acquisition, in order to ensure that the integration is efficient across all fronts. The Company integrates and, where appropriate, centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, and quality assurance immediately after an acquisition, to ensure that the Company can maximize on cost efficiencies. Simultaneously with the integration of any acquired company, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services, making it neither practical nor feasible to precisely separately track and disclose the specific earnings impact from the business combinations we have executed after they have been acquired. Consequently, the concept of “acquisitive growth” versus “organic growth” becomes obscured given the dynamics and underlying operating principals of Ebix's acquisition, integration, and growth strategy. This tactic is a key part of our business strategy that facilitates high levels of efficiency, operating income margins and consistent end-to-end vision for our business, and differentiates the Company from our competitors. Our plan is to make niche acquisitions in the insurance, e-learning, healthcare and finance sector, integrate them seamlessly into the Company and make them efficient by implementing Ebix's standardized processes, with the goal of increasing operating profits and cash flows for the Company.

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

Recent Strategic Business Acquisitions

Effective November 1, 2017 Ebix acquired Via.com ("Via"), a recognized leader in the travel space in India and an omni-channel online travel and assisted e-commerce exchange. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet. The valuation and purchase price allocation for the Via acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective November 1, 2017 Ebix acquired the Money Transfer Service Scheme ("MTSS") Business of Paul Merchants Limited ("Paul Merchants"), the largest international remittance service provider in India, for upfront cash consideration in the amount $37.4 million. The valuation and purchase price allocation for the Paul Merchants acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2017 Ebix acquired the MTSS Business of Wall Street Finance Limited ("Wall Street") , an inward international remittance service provider in India, along with the acquisition of its subsidiary company Goldman Securities Limited for upfront cash consideration in the amount $7.4 million. The valuation and purchase price allocation for the Wall Street acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective September 1, 2017 Ebix acquired the MTSS Business of YouFirst Money Express Private Limited ("YouFirst"), an inward international remittance service provider in India, for upfront cash consideration in the amount $10.2 million. The valuation and purchase price allocation for the YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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
Effective November 1, 2016 Ebix acquired the assets of IHAC, Inc., d.b.a Hope Health ("Hope Health"), a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope Health for $1.72 million.
Effective July 1, 2016 Ebix and Independence Holdings Corporation ("IHC") jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the Ebix Health Exchange Holdings, LLC ("EbixHealth JV") from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) controlling equity interest in the EbixHealth JV. Previously, effective September 1, 2015 Ebix and IHC, formed a joint venture named EbixHealth JV. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all of its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV.
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

Products and Services
The Company reports as a single segment. The Company’s revenues are derived from four (4) product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(dollar amounts in thousands)	2017	2016	2015
Exchanges	$259,470	$206,427	$190,746
Broker P&C Systems	14,674	14,105	14,481
Risk Compliance Solutions (“RCS”)	86,832	74,196	55,917
Carrier P&C Systems	2,995	3,566	4,338
Totals	$363,971	$298,294	$265,482
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K. See Item 1A (Risk Factors) for discussion of certain risks related to our foreign operations.
The Company’s product and service strategy focuses on: (a) expansion of connectivity between all entities through its Exchange family of products in the financial, travel, life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors namely the EbixCash and EbixExchange family of products; (b) worldwide sales and support of P&C back-end insurance and broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; (d) risk compliance solution services, which include insurance certificate origination, certificate tracking, claims adjudication call center, consulting services and back office support; and (e) e-governance/e-learning solutions in emerging world markets.
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
Exchanges: This channel forms the primary focus of the Company across the world. Ebix operates data exchanges in the areas of finance, travel, life insurance, annuities, employee health benefits, risk management, workers compensation, insurance underwriting, and P&C insurance. Each of these exchanges connects multiple entities within the financial and insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States. The P&C exchanges operate primarily in Australia, New Zealand, the United Kingdom, and Brazil. Ebix financial and travel exchanges currently operate primarily in India and certain ASEAN countries. Exchange revenue is derived from two main sources, namely subscription fees associated with accessing the exchange and transaction fees charged for each transaction processed on an Ebix Exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards.
Broker P&C Systems: The Company's main focus in this channel is on markets outside the United States. The Company does not believe that the United States broker systems market can provide the Company with the operating margin levels that the Company seeks. The number of independent brokers has been steadily decreasing in the United States and the space is fairly crowded in terms of the number of software players addressing the market. Consequently, Ebix’s primary focus in the area of broker systems is on designing and deploying back-end systems for international P&C insurance brokers who are seeking a worldwide system solution. Ebix has three back-end systems in this area: eGlobal, which targets multinational P&C insurance brokers; WinBeat, which targets P&C brokers in the Australian and New Zealand markets; and, EbixASP, which is a system for the P&C insurance brokers in the United States. Revenue from eGlobal is derived from two main sources, specifically subscription license-based revenues and time and material fees charged to customize the product to a broker’s specific functional requirements. Revenue from WinBeat is derived from monthly subscription fees charged to each P&C broker in Australia and New Zealand that has deployed the service. Revenue from EbixASP comes from monthly subscription fees charged to each P&C broker in the United States using the service. Each of these products is continually being redesigned, recoded and updated to adhere to the most current prevailing technologies.

RCS: Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, time and material based consulting engagements to clients across the world, the creation and tracking of certificates of insurance issued in the United States and Australian markets, the provision of claims adjudication and settlement, call center, and back office support. Ebix focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. With respect to our insurance certificate related business outsourcing service, Ebix provides a software-based service for the issuance of certificates of insurance that fully adhere to industry standards such as ACORD. Ebix derives transaction-based revenues for each certificate that is created. Ebix also provides a service to track certificates of insurance for corporate clients in the United States and Australia that generates transactional-based revenue for each certificate tracked.
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
The Company has spent $33.9 million, $33.0 million, and $30.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
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
The Company has centralized worldwide product management, intellectual property rights development and software and system development operations in Dubai, Singapore, and India, which provides it a competitive edge. With its strong focus on quality, our Indian operations deliver cutting edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the United States. Ebix continues to expand its India operations as a learning center of excellence with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building this knowledge base combined with the ability to hire more professional resources at India's lower cost structure has enabled Ebix to consistently protect its knowledge base and to deliver projects in a cost-effective fashion. The following is a closer and more detailed discussion of our competition in each of these four main channels.
Exchanges: Ebix operates a number of exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange — Ebix operates a straight through processing end-to-end Life Exchange service that has three life insurance exchanges in the United States — namely Winflex, TPP, and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, TPP is an underwriting and highly customized electronic application platform for Life insurance, while LifeSpeed is an order entry platform for life insurance. Each of these exchanges is presently deployed in the United States and the Company is also continuing to deploy them in other parts of the world. Ebix has one main competitor in the life exchange area: iPipeline. Ebix differentiates itself from this competitor by virtue of having an end-to-end solution in the market as with all of its exchanges being interfaced with other broker systems and customer relationship management ("CRM") services such as EbixCRM. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
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
Ebix CRM — Ebix’s customer relationship management exchange, SmartOffice is designed to address the specific needs of insurance companies, general agents, banks, financial advisors and investment dealers. Smart Office is tightly integrated into EbixExchange Life, Health, P&C and Annuity exchanges as a means to make end-to-end enterprise-wide information exchange seamless for our clients. This insurance industry specific domain expertise gives Ebix a competitive advantage over our competitors in the CRM area such as Salesforce.com, iPipeline and Redtail.
Employee Benefits — Ebix currently provides employee benefit and health insurance exchange services using four platforms namely Facts, LuminX, HealthConnect and EbixEnterprise. EbixEnterprise, which we built from the ground up, is the most recent Enterprise Health Exchange being deployed by Ebix across all 50 states. Collectively, these platforms service approximately nine million lives and produce hundreds of thousands of health insurance quotes annually. These platforms are sold to health carriers and third party administrators. These platforms provide the full range of services such as employee enrollment, claims adjudication, accounting, employee benefits administration accounting and compliance. The HealthConnect insurance quoting portals service the individual and small group marketplace. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest employee benefits software player in the market in the US while there are other smaller size competitors, such as BenefitFocus and Ultimate Software.
A.D.A.M. Health Solutions — Ebix provides multimedia health content, training, patient education, and continuing education that targets large diversified websites, doctors, consumer health portals, country governments, hospitals, healthcare, biomedical, medical device, pharmaceutical, and education organizations. A.D.A.M.’s competitors are a variety of health content companies such as Krames Staywell, Red Nucleus and Anatomy One, who are primarily focused on the US markets. A.D.A.M content is available in Spanish, Portuguese, German and other languages in Asia, Europe, the Middle East and South America.
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

EbixCash Financial Exchanges - With a "Phygital” strategy that combines 231,500 physical distribution outlets in many ASEAN countries to a Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, travel, pre-paid & gift cards, utility payments etc. in an emerging country like India. EbixCash through its travel portal Via.com is also one of South East Asia’s leading travel exchanges with over 110,000 distribution outlets and 8,000 corporate clients, processing over 24.5 million transactions every year. Our competitive differentiation exists by virtue of having a wide variety of converged end-to-end solution offerings in the market.
Broker P&C Systems: Ebix has three broker system offerings for P&C brokers worldwide: eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions in which Ebix provides such products and services.
eGlobal is sold throughout the world. The product is multilingual and multicurrency and is available in a number of languages such as English, Chinese, Japanese, French, Portuguese, and Spanish. eGlobal is targeted to the medium and large P&C brokers around the world. eGlobal competition tends to be different in each country with no single competitor having a global offering. eGlobal competes with home grown systems and regional players in each country. Its uniqueness comes from the fact that the product is both multilingual and multicurrency yet still has a common code base around the world with features that are easily activated and deactivated.
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
EbixASP is Ebix’s P&C broker systems offering for the United States markets. The service is designed around the ACORD insurance standards used in the United States. EbixASP has two main competitors in the United States, specifically Vertafore and Applied Systems.
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
Carrier P&C Systems: Ebix has two carrier system offerings for P&C carriers, Ebix-Advantage and Ebix Advantage Web. Ebix-Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix-AdvantageWeb is designed to be multicurrency and multilingual and is deployed in Brazil, the United Kingdom and the United States. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, Accenture and specialty medical malpractice players like Delphi.
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
Employees
As of December 31, 2017, the Company had 4,515 employees, distributed as follows: 119 in sales and marketing, 1,821 in product development, 849 in back-end operations, 259 in administration, general management and finance, and 1,467 in the EbixCash (including Via) operations. None of the Company’s employees are presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to generally be good.
Executive Officers of the Registrant
Following are the persons serving as our executive officers as of February 26, 2018, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	51	Chairman, President, and Chief Executive Officer	1998
Sean T. Donaghy	52	Chief Financial Officer	2017
Graham Prior	61	Corporate Executive Vice President International Business & Intellectual Property	2012
Leon d'Apice	61	Corporate Executive Vice President & Managing Director - Ebix Australia Group	2012
James Senge Sr.	57	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 51, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
SEAN T. DONAGHY, 52, joined Ebix on September 15, 2006 as a Controller and in April 2014 he was named Chief Accounting Officer. Effective January 3, 2017 Mr. Donaghy was appointed as the Company’s Chief Financial Officer. Mr. Donaghy has over 26 years of accounting experience, including 21 years in a management capacity and 16 years of financial reporting for public software companies.
GRAHAM PRIOR, 61, was made an executive officer of the Company in 2012. He serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.
LEON d’APICE, 61, was made an executive officer of the Company in 2012 He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business units.
JAMES SENGE, SR., 57, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

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

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns affecting these industry groups. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors' products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company that has a poor economic outlook, or is closed.

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

We expect to continue to grow, in part, by making business acquisitions. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that the Company believes will strengthen Ebix. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price, to access the requisite financing resources if needed, and to integrate acquired businesses into our existing operations and there is no assurance that we will be able to continue to do so.

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

We operate in a price sensitive market and we are subject to pressures from customers to decrease our fees for the services and solutions we provide. Any reduction in price would likely reduce our margins and could adversely affect our operating results.

The competitive market in which we conduct our business could require us to reduce our prices. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share or to sell other products, we may be required to lower our prices or offer other favorable terms to compete successfully. Any of these changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may bundle products and services that compete with us for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. In addition, many of the services and solutions that we provide and market are not unique to us and our customers and target customers may not distinguish our services and solutions from those of our competitors. All of these factors could, over time, limit or reduce the prices that we can charge for our services and solutions. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenue resulting from lower prices would adversely affect our margins and operating results.

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

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our internal infrastructure, data center capacity, research, customer support and development will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

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

If we do not effectively manage our geographically dispersed workforce, we might not be able to run our business efficiently and successfully.

Our success is dependent on appropriate alignment of our internal and external workforce planning processes, adequate resource allocation and our location strategy with our general strategy. We have employees located in the United States, India, Australia, Canada, New Zealand, Brazil, Singapore, and United Kingdom. Managing such a diverse and widely spread work force can be difficult and demanding for management. It is critical that we manage our internationally dispersed workforce effectively, taking short- and long-term workforce and skill requirements into consideration. This applies to the management of our internal as well as our external workforce. Changes in headcount and infrastructure needs as well as local legal or tax regulations could result in a mismatch between our expenses and revenue. Failure to manage our geographically dispersed workforce effectively could hinder our ability to run our business efficiently and successfully and could have an adverse effect on our business, financial position, profit, and cash flows.

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

We market our products and services internationally and plan to continue to expand our Internet-based services to locations outside of the United States. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Singapore, India and United Kingdom, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

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

Our international business activities and processes expose us to numerous and often conflicting laws and regulations, policies, standards or other requirements and sometimes even conflicting regulatory requirements, and to risks that could harm our business, financial position, profit, and cash flows.

We are a global company and currently market our products and services in Australia, Canada, New Zealand, Brazil,
Singapore, India and United Kingdom,. Our business in these countries is subject to numerous risks inherent in international business operations. Among others, these risks include:

• Data protection and privacy regulations regarding access by government authorities to customer, partner, or employee data

• Data residency requirements (the requirement to store certain data only in and, in some cases, also to access such data only from within a certain jurisdiction)

• Conflict and overlap among tax regimes

• Possible tax constraints impeding business operations in certain countries

• Expenses associated with the localization of our products and compliance with local regulatory requirements

• Discriminatory or conflicting fiscal policies

• Operational difficulties in countries with a high corruption perception index

• Works councils, labor unions, and immigration laws in different countries

• Difficulties enforcing intellectual property and contractual rights in certain jurisdictions

• Country-specific software certification requirements

• Compliance with various industry standards

• Market volatilities or workforce restrictions due to changing laws and regulations resulting from political decisions (e.g. Brexit, government elections)

As we expand into new countries and markets, these risks could intensify. The application of the respective local laws and regulations to our business is sometimes unclear, subject to change over time, and often conflicting among jurisdictions. Additionally, these laws and government approaches to enforcement are continuing to change and evolve, just as our products and services continually evolve. Compliance with these varying laws and regulations could involve significant costs or require changes in products or business practices. Non-compliance could result in the imposition of penalties or cessation of orders due to alleged non-compliant activity. We do not believe we have engaged in any activities sanctionable under these laws and regulations, but governmental authorities could use considerable discretion in applying these statutes and any imposition of sanctions against us could be material. One or more of these factors could have an adverse effect on our operations globally or in one or more countries or regions, which could have an adverse effect on our business, financial position, profit, and cash flows.

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

Changes to the U.S. federal income tax laws, including the recent comprehensive tax reform legislation, could have an adverse impact on our business and financial results.

The United States recently enacted the Tax Cuts and Jobs Act (“TCJA”) that includes significant changes to the U.S. federal income taxation of business entities. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21%, a onetime transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business. We are currently evaluating the potential impact of the TCJA on our operations. The impact of the TCJA could be material to our results of operations in future periods.

We may have exposure to greater than anticipated tax liabilities.

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

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.
The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

The Company has an Acquisition Bonus Agreement with Mr. Robin Raina which could have the effect of discouraging or making more difficult an acquisition or change of control of the Company even in situations that may be viewed as desirable by our shareholders.

In 2009 our independent directors approved an Acquisition Bonus Agreement between the Company and Mr. Raina. The Agreement aligns both the interests of the Company’s stockholders and Mr. Raina. Considering the continued healthy growth of the Company and the prevailing comparatively low price to earnings multiple of Ebix’s common stock, the Board evaluated the potential threat of the Company itself being an acquisition target. The Acquisition Bonus Agreement serves in part to allow for stockholder value to be maximized by dissuading a potentially hostile acquisition attempt at an unacceptable price. Also, the Board acknowledges that Mr. Raina’s retention is critical to the future success and growth of Ebix, and as such, the Acquisition Bonus Agreement helps to ensure that Mr. Raina will be appropriately awarded for his contributions prior to any potential acquisition event as well as to further motivate Mr. Raina to maximize the value received by all stockholders of Ebix if the Company were to be acquired.

Under the terms of the Acquisition Bonus Agreement upon the occurrence of an Acquisition Event (as defined in the Acquisition Bonus Agreement), Mr. Raina would receive from the acquiring company, in cash, an amount that is determined by multiplying the “Share Base” by the “Spread” as such terms are defined in the Acquisition Bonus Agreement. In the event that an Acquisition Event had occurred on December 31, 2017, and assuming that the Company received Net Proceeds of $79.25 per share (the closing price of the Company’s common stock on December 31, 2017), Mr. Raina would have received a $415.3 million payment upon the Acquisition Event. Thus the Acquisition Bonus Agreement may have the effect of discouraging or making more difficult an acquisition or change of control of the company.

Risks Related To Accounting and Financial Statements

We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.

Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange and with certain large corporate customers using our client relationship management platform in the United States. At December 31, 2017, we had $666.9 million of goodwill and $42.1 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. As further described in Item 9A “Controls and Procedures”, management found  material weaknesses in internal controls for the valuation and accuracy of the accounting for income taxes and purchase accounting existed as of December 31, 2017. Management’s assessment, conclusion and remediation efforts are further described in Item 9A and are not repeated here. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or (“SOX”), requires us to evaluate and report on the effectiveness of our internal controls over financial reporting and have our independent auditors issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake efforts to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness or significant deficiency in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate the same in a timely manner.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources.

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

We prepare our condensed consolidated financial statements in accordance with GAAP. The accounting rules and regulations that we must comply with are complex. The Financial Accounting Standards Board (the “FASB”) and the SEC, or other accounting organizations or governmental entities frequently issue new pronouncements or new interpretations of existing accounting standards. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Changes in accounting standards, how the accounting standards are interpreted, or the adoption of new accounting standards can have a significant effect on our reported results, and could even retroactively affect previously reported transactions, and may require that we make significant changes to our systems, processes and controls.

Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Such changes in accounting standards may have an adverse effect on our business, financial position, and income, which may negatively impact our financial results.

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

1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Johns Creek, Georgia where we own a commercial office building. In addition the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah,  Pittsburgh, Pennsylvania,   Miami, Florida, Pasadena, California, Grove City, Ohio, New Britain, Connecticut, Birmingham, Alabama,  Irvine, California, Rockford, Illinois and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, and London for support, operations and sales offices. The Company also leases an additional 9 facilities and owns five facilities in India. The Indian facilities provide software development and other technical and business process outsourcing services. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at reasonable rates.
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS

               Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints named as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Plaintiffs Desert States Employers & UFCW Union Pension Plan and Gilbert C. Spagnola (collectively, “Lead Plaintiffs”) amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as defendants.  The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. On October 31. 2016, Lead Plaintiffs filed a Motion for Class Certification.  On November 1, 2016, Lead Plaintiffs moved for partial summary judgment on Claims (ii), (iii), and (vi) as described below.  The directors added as defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining  Defendants moved to dismiss certain Claims, and filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. On December 12, 2017, the Court postponed the pending hearing on the Plaintiffs’ Motion for Class Certification and the Defendants’ motions to dismiss and, instead, granted the Plaintiffs leave to file a Verified Fourth Amended and Supplemented Class Action and Derivative Complaint, which pleading was filed on January 19, 2018. The claims in the fourth amended complaint are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty  in adopting certain bylaw amendments on December 19, 2014;  (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA; and (x) for breach of fiduciary duty and declaratory judgment relating to the interpretation of the ABA. Lead Plaintiffs seek declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008 Certificate Amendment, the 2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs, all in unspecified amounts.A trial is scheduled for August 2018. The Company denies any liability and intends to defend the action vigorously.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2017 the principal market for the Company’s common stock was the Nasdaq Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
The following tables set forth the high and low closing bid prices for the Company’s common stock for each calendar quarter in 2017 and 2016.

Year Ended December 31, 2017	High	Low
First quarter	$64.55	$55.00
Second quarter	62.50	53.40
Third quarter	65.25	53.70
Fourth quarter	81.40	64.85

Year Ended December 31, 2016	High	Low
First quarter	$41.33	$29.10
Second quarter	49.47	37.61
Third quarter	58.84	47.45
Fourth quarter	62.75	54.10
Holders
     As of February 26, 2018, there were 31,487,526 shares of the Company’s common stock outstanding. As of February 26, 2018, there were 129 registered holders of record of the Company’s common stock.
Dividends

A dividend in the amount of $0.075 cents per common share was paid on March 10, 2017, June 13, 2017, September 13, 2017, December 11, 2017, March 11, 2016, June 10, 2016, September 9, 2016, and December 14, 2016 to the appropriate shareholders of record. On February 13, 2018 the Company announced the payment of a dividend of $0.075 per common share to shareholders of record on February 28, 2018, with said dividend to be paid on March 15, 2018. While the Board of Directors intends to continue to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company’s equity compensation is currently governed by the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2017 related to this plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	—	$—	1,097,563
—2010 Stock Incentive Plan	147,999	$37.68	4,265,657
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	147,999	$37.68	5,363,220

Sales or Issuances of Unregistered Securities
None
Recent Repurchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2017 the Company repurchased 687,048 shares of our common stock for a total aggregate purchase price of $39.4 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix in the fourth quarter of the fiscal period ended December 31, 2017, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

October 1, 2017 to October 31, 2017	—	—	$—	$133,861,000
November 1, 2017 to November 30, 2017	—	—	$—	$133,861,000
December 1, 2017 to December 31, 2017	—	—	$—	$133,861,000
Total	—	—		$133,861,000

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the Nasdaq Stock Market (U.S.) stock index and the Nasdaq Computer Index. The following graph assumes the investment of $100 on December 31, 2012, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
EBIX, INC.	$100	$92	$108	$211	$370	$516
NASDAQ STOCK MARKET (U.S.)	$100	$138	$157	$166	$178	$229
NASDAQ COMPUTER	$100	$132	$158	$168	$189	$262

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2017, 2016, 2015, 2014, and 2013 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$363,971	$298,294	$265,482	$214,321	$204,710
Operating income	113,221	100,281	88,714	79,672	75,006
Net income from continuing operations	$100,618	$93,847	$79,533	$63,558	$59,274
Net income per share:
Basic	$3.19	$2.88	$2.29	$1.68	$1.58
Diluted	$3.17	$2.86	$2.28	$1.67	$1.53
Shares used in computing per share data:
Basic	31,552	32,603	34,668	37,809	37,588
Diluted	31,719	32,863	34,901	38,040	38,642
Cash dividend per common share	$0.30	$0.30	$0.30	$0.30	$0.08
Financial Position:
Total assets	$1,113,013	$803,755	$675,989	$634,311	$553,864
Short-term debt	14,500	12,500	600	943	13,711
Long-term debt	385,779	260,279	206,465	121,065	42,958
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$533,759	$438,636	$408,971	$432,221	$413,225

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
OVERVIEW

Ebix is a leading international supplier of on-demand software and e-commerce solutions to the insurance, financial, and healthcare industries. Ebix operates data exchanges in the areas of finance, travel, life insurance, annuities, employee health benefits, risk management, workers compensation, insurance underwriting, and P&C insurance. Each of these exchanges connects multiple entities within the financial and insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States. The P&C exchanges operate primarily in Australia, New Zealand, the United Kingdom, and Brazil. Ebix financial and travel exchanges currently operate primarily in India and certain ASEAN countries. Ebix provides application software products for the insurance industry including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 76% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues, or license them on a limited term basis using a subscription hosting or ASP model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2017, combined subscription-based and transaction-based revenues increased by $50.9 million to $276.7 million, while as a percentage of the Company's total revenues remained at 76% in 2017, as compared to 2016. In 2017 subscription based revenues increased by $12.5 million to $201.5 million, and as a percentage of the Company's total revenues decreased to 55% in 2017, as compared to 63% in the year 2016.
The Company’s technology vision is on the convergence of all processes in a manner such that data can seamlessly flow from entity to entity once an initial data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.
The insurance and financial markets continue to focus on initiatives to reduce paper-based processes and facilitate improvements in efficiency both at the back-end side and also at the consumer-end side, involving all entities and directly impacts the manner in which insurance and financial products are distributed. Management believes that both the insurance and financial industry will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world insurance and financial markets.
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
The key performance indicators for the twelve months ended December 31, 2017, 2016 and 2015 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2017	2016	2015
Revenue	$363,971	$298,294	$265,482
Revenue growth	22%	12%	24%
Operating income	$113,221	$100,281	$88,714
Operating margin	31%	34%	33%
Net income attributable to Ebix, Inc.	$100,618	$93,847	$79,533
Diluted earnings per share	$3.17	$2.86	$2.28
Cash provided by operating activities	$76,807	$83,748	$48,686

RESULTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Operating revenue:	$363,971	$298,294	$265,482
Operating expenses:
Costs of services provided	129,494	85,128	72,437
Product development	33,854	32,981	30,702
Sales and marketing	16,303	17,469	14,917
General and administrative, net (see Note 1)	59,976	51,689	48,078
Amortization and depreciation	11,123	10,746	10,634
Total operating expenses	250,750	198,013	176,768
Operating income	113,221	100,281	88,714
Interest income (expense), net	(11,672)	(5,525)	(4,080)
Other non-operating income	—	1,162	—
Foreign exchange gain (loss), net	1,811	13	2,005
Income before taxes	103,360	95,931	86,639
Income tax expense	(777)	(1,637)	(7,106)
Net income including noncontrolling interest	$102,583	$94,294	$79,533
Net income attributable to noncontrolling interest	1,965	$447	$—
Net income attributable to Ebix, Inc.	$100,618	$93,847	$79,533

TWELVE MONTHS ENDED DECEMBER 31, 2017 AND 2016
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
(dollar amounts in thousands)	2017	2016
Exchanges	$259,470	$206,427
Broker P&C Systems	14,674	14,105
RCS	86,832	74,196
Carrier P& C Systems	2,995	3,566
Totals	$363,971	$298,294

The Company is continuing to evaluate the classification of the 2017 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business. Currently they are reported under Exchange channel, but is subject to change based on the conclusions of our evaluations.
During the twelve months ended December 31, 2017 our total revenue increased $65.7 million, or 22.0%, to $364.0 million compared to $298.3 million in 2016. The Company leverages product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2017 and 2016 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues increased $6.4 million or 1.5% to $440.5 million for the year 2017 from the $434.2 million of pro forma revenue for the year 2016, with the change in exchange rates favorably affecting reported revenues by $2.1 million, whereas there was a 22.0% increase in reported revenues for the same comparative periods. The cause for the difference between the 22.0% increase in reported 2017 revenue versus 2016 revenue, as compared to the 1.5% increase in 2017 pro forma versus 2016 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2017 and 2016, specifically ItzCash, YouFirst, Wall Street, Paul Merchants,Via, beBetter, Wdev, Hope Health, and the EbixHealth JV with the Company's pre-existing operations. The 2017 and 2016 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2016, whereas the Company's reported financial statements for 2017 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only nine months of ItzCash, seven months of beBetter, four months of YouFirst, three months of Wall Street, two months of Paul Merchants, and two months of Via. Similarly, the 2016 pro forma financial information below includes a full year of results for Wdev, Hope Health, and EbixHealth JV as if they had been acquired on January 1, 2016, whereas the Company's reported financial statements for the 2016 includes only two months of Wdev, two months of Hope Health, and six months of the EbixHealth JV.

The pro forma analysis is based on the following premises:

•
2017 and 2016 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date is only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
2016 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially adversely affected reported revenues. During each of the years 2017, 2016 and 2015 the change in foreign currency exchange rates increased (decreased) reported consolidated operating revenues by $2.1 million, $(3.3) million, and $(10.7) million, respectively.
The specific components of our revenue and the changes experienced during the past year are discussed immediately below.
Exchange division revenues increased by $53.0 million, or 26%, principally due to the 2017 acquisitions of ItzCash, YouFirst, Wall Street, Paul Merchants, and Via.
Broker P&C Systems division revenue increased by $569 thousand, or 4%. Reported revenues partially increased due to the effects of changing currency exchange rates.

Risk Compliance Solutions division revenues increased by $12.6 million, or 17%, primarily due to new e-governance revenues associated with our Indian operations and consulting service revenues generated by November 2016 acquisition of Wdev.
Carrier P&C Systems division revenues decreased by $571 thousand, or 16%. Revenues in this division have decreased during the last few years due the completion of certain large projects resulting in decreased professional service revenues.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $44.4 million or 52%, from $85.1 million in 2016 to $129.5 million in 2017. Correspondingly, the Company's gross margin decreased from 71.5% in 2016 to 64.4% in 2017. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the 2017 and 2016 business acquisitions of Via, Wall Street, YouFirst, ItzCash, beBetter, Hope Health, Wdev, the EbixHealth JV, and increased hardware costs to support the growing revenues generated from our government sector services division in India.
Product Development Expenses
Product development expenses increased $873 thousand, or 3%, from $33.0 million in 2016 to $33.9 million in 2017. The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses primarily increased due to additional staffing and personnel costs incurred in connection with our continued expanding product development facilities in India.
Sales and Marketing Expenses
Sales and marketing expenses decreased $1.2 million, or 7%, from $17.5 million in 2016 to $16.3 million in 2017. This decrease is primarily due to a reduction in salaries and commissions paid to our sales personnel, and reduced advertising expenditures in our Singapore and Oakstone division.
General and Administrative Expenses
General and administrative expenses increased $8.3 million, or 16%, from $51.7 million in 2016 to $60.0 million in 2017. The primary cause for the increase in general and administrative expenses were $6.7 million of additional personnel and office costs in connection with the 2017 and 2016 business acquisitions of Via, YouFirst, ItzCash. Wdev, the EbixHealth JV and $1.2 million of non-cash 2016 adjustments from our recent acquisitions.
Amortization and Depreciation Expenses
Amortization and depreciation expenses slightly increased to $11.1 million in 2017 from $10.7 million in 2016.
Interest Income
Interest income slightly decreased $140 thousand, or 8%, from $1.9 million in 2016 to $1.7 million in 2017. The decrease in interest income is associated with changes in the Company's average cash balances and short-term investments in interest bearing accounts.
Interest Expense
Interest expense increased $6.0 million, or 81% from $7.4 million in 2016 to $13.4 million in 2017. Interest expense increased primarily because of the combined effect of an increase in the weighted average interest rate on the Company's revolving credit facility from 2.73% in 2016 to 3.69% in 2017, and an increase in the average outstanding balance on the revolving line of credit and term note from $234.8 million in 2016 to $327.0 million in 2017.
Foreign Exchange Gain
Net foreign exchange gain of $1.8 million in 2017 consisted of $3.2 million of gains realized upon the settlement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency which were partially offset by $1.4 million of losses recognized upon the remeasurement of other transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.

Income Taxes
The Company recognized income tax expense of $777 thousand in 2017 compared to the $1.6 million of income tax expense in 2016, representing an $860 thousand, or a 53% decrease. Our effective tax rate decreased to 0.8% in 2017, compared with 1.7% in 2016, largely due to the remeasurement of US deferred taxes under tax reform, release of valuation allowance on foreign loss carryforwards, recording tax credits based on filed tax returns, partially offset by an increase in uncertain tax position accrual.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2017 are as follows:

(dollar amounts in thousands)	Pre-tax income	Statutory tax rate
United States	(13,355)	34.0%
Canada	827	26.9%
Brazil	3,548	34.0%
Australia	2,695	30.0%
Singapore	(2,770)	17.0%
New Zealand	(588)	28.0%
India*	19,279	34.6%
Mauritius	(25)	3.0%
United Kingdom	2,615	19.0%
Sweden	6,485	22.0%
Thailand	56	20.0%
Dubai	84,593	—%
Total	103,360
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

	For the Year Ended December 31,
(dollar amounts in thousands)	2016	2015
Exchanges	$206,427	$190,746
Broker P&C Systems	14,105	14,481
RCS	74,196	55,917
Carrier P&C Systems	3,566	4,338
Totals	$298,294	$265,482
During the twelve months ended December 31, 2016 our total revenue increased $32.8 million, or 12.4%, to $298.3 million compared to $265.5 million in 2015. The Company leverages product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2016 and 2015 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues increased $20.5 million or 7.0% to $315.8 million for the year 2016 from the $295.3 million of pro forma revenue for the year 2015, with the change in exchange rates adversely affecting reported revenues by ($3.3) million, whereas there was a 12.4% increase in reported revenues for the same comparative periods. The cause for the difference between the 12.4% increase in reported 2016 revenue versus 2015 revenue, as compared to the 7.0% increase in 2016 pro forma versus 2015 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2016 and 2015, specifically Wdev, Hope Health, the EbixHealth JV, Via Media Health, and PB Systems with the Company's pre-existing operations. The 2016 and 2015 pro forma financial information assumes that all such business acquisitions were made on January 1, 2015, whereas the Company's reported financial statements for 2016 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only two months of Wdev, two months of Hope Health, and six full months of the EbixHealth JV. Similarly, the 2015 pro forma financial information includes a full year of results for Wdev, Hope Health, the EbixHealth JV, Via Media Health, and PB Systems as if they had been acquired on January 1, 2015, whereas the Company's reported financial statements for the 2015 includes only ten months of financial results for Via Media Health, and seven months for PB Systems, and no financial results for Wdev, Hope Health, and the EbixHealth JV.
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

Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $12.7 million or 18%, from $72.4 million in 2015 to $85.1 million in 2016. Correspondingly, the Company's gross margin decreased modestly from 72.7 % in 2015 to 71.7% in 2016. The increase in the Company's costs of services provided is due in part to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the 2016 and 2015 business acquisitions of Wdev, the EbixHealth JV, PB Systems, the amortization of capitalized software development costs in connection with the Company’s previous development of its property and casualty underwriting insurance data exchange platform servicing the London markets, and finally increased hardware costs to support the growing revenues generated from our government sector services division in India. During 2015 and through the 3rd quarter of 2016 the useful life over which certain capitalized continuing medical education products costs were being amortized was eighteen months. In the fourth quarter of 2016 the amortization period for these these costs was revised to a five-year straight-line methodology and additionally now all continuing medical education products costs are being capitalized. This change had the effect of reducing reported services and other costs by $2.9 million.
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
General and Administrative Expenses
General and administrative expenses increased $3.6 million, or 8%, from $48.1 million in 2015 to $51.7 million in 2016. The cause for the increase in general and administrative expenses were $3.6 million of additional personnel and office costs in connection with the 2016 and 2015 business acquisitions of Wdev, the EbixHealth JV, and PB Systems, partially offset by $1.5 million of reduced accounts receivable bad debt costs.
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
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2016 are as follows:

(dollar amounts in thousands)	Pre-tax income	Statutory tax rate
United States	(80)	34.0%
Canada	555	26.9%
Brazil	1,984	34.0%
Australia	2,291	30.0%
Singapore	1,218	17.0%
New Zealand	(396)	28.0%
India*	40,444	34.6%
Mauritius	472	3.0%
United Kingdom	1,127	20.0%
Sweden	5,919	22.0%
Dubai	42,397	—%
Total	95,931

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
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During 2018, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $63.9 million and $114.1 million at December 31, 2017 and 2016, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of February 26, 2018 is presented in the table below (figures denominated in thousands):

Cash and ST investments
United States	14,061
Canada	4,062
Latin America	3,517
Australia	1,264
Singapore	1,036
New Zealand	927
India	55,019
Mauritius	268
Europe	4,942
Sweden	—
Dubai	347
Total	85,443

Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense, but will not materially impact the Company’s liquidity position. Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations.  When these tax holidays expire, these locations become taxable at 50% of the normal effective corporate tax rate of 34.61% for an additional 5 years.  The impact of this tax holiday decreased our non-US income tax expense by $2.9 million or $0.09 per diluted share, and $13.6 million, or $0.41 per diluted share for 2017 and 2016, respectively.

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
Our current ratio decreased to 1.72 at December 31, 2017 from 2.31 at December 31, 2016, and our working capital position decreased to $106.0 million at December 31, 2017 as compared to $117.3 million at the end of 2016. The decrease in our short-term liquidity position is primarily due to the following factors; (a) a $27.7 million decrease in cash, cash equivalents, and short-term investments balances, (b) a $44.6 million increase in trade accounts payable associated with the continued growth of our business and acquisitions, (c) a $9.2 million overdraft facility (backed up by a series of fixed deposits) used to handle the working capital needs of Via, (d) $4.3 million in possible future contingent payments relating to the Via acquisition, (e) a $55.1 million increase in trade accounts receivable associated with the continued growth of our business and acquisitions, (f) a $20.8 million increase in other current assets primarily due to increased prepaid expenses. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to meet its cash obligations and to fund its current liabilities from current assets, including available cash balances.

Business Acquisitions & Related Transactions

The Company executes strategic business acquisitions in combination with organic growth initiatives as part of its expansion and growth strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services. During the year ended December 31, 2017 the Company completed six business acquisitions, as follows:

During the year ended December 31, 2017 the Company completed six business acquisitions, as follows:

Effective November 1, 2017 Ebix acquired Via, a recognized leader in the travel space in India and an Omni-channel online travel and assisted e-commerce exchange. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet.. The valuation and purchase price allocation for the Via acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective November 1, 2017 Ebix acquired the MTSS Business of Paul Merchants, the largest international remittance service provider in India, for upfront cash consideration in the amount $37.4 million. The valuation and purchase price allocation for the Paul Merchants acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2017 Ebix acquired the MTSS Business of Wall Street, an inward international remittance service provider in India, along with the acquisition of its subsidiary company Goldman Securities Limited for upfront cash consideration in the amount $7.4 million. The valuation and purchase price allocation for the Wall Street acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective September 1, 2017 Ebix acquired the MTSS Business of YouFirst, an inward international remittance service provider in India, for upfront cash consideration in the amount $10.2 million. The valuation and purchase price allocation for the YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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

Effective November 1, 2016 Ebix acquired the assets of Hope Health, a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope Health for $1.72 million.
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

The Company acquired PB Systems, effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. This contingent earnout liability is currently estimated to have a zero fair value.
The Company acquired Via Media Health , effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company accounted for this acquisition by recording $2.0 million of goodwill, $383 thousand of intangible assets pertaining to customer relationships, and $101 thousand of intangible assets pertaining to acquired technology. This contingent earnout liability is currently estimated to have a zero fair value.

    As cited in the above paragraphs, a significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2017, the total of these contingent liabilities was $37.1 million, of which $33.1 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.5 million.
Operating Activities
For the twelve months ended December 31, 2017 the Company generated $76.8 million of net cash flow from operating activities compared to $83.7 million for the year ended December 31, 2016, representing a decrease of $6.9 million or 8%. The major sources of cash provided by our operating activities during 2017 included net income of $100.6 million, $2.0 million of net income attributable to a non-controlling interest, net of $(13.7) million of deferred tax benefits, $11.1 million of depreciation and amortization, $2.8 million of non-cash share-based compensation, $2.2 million of amortization expense for capitalized software development costs, and $(28.5) million of working capital requirements primarily primarily due to increased outstanding trade accounts receivables.

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

Investing Activities

Net cash used for investing activities during the twelve months ended December 31, 2017 totaled $207.1 million and consisted of $37.4 million used for the acquisition of Paul Merchants, $67.8 million (net of cash acquired) used for the acquisition of Via, $7.0 million used for the acquisition of Wall Street, $9.7 million (net of cash acquired) used for the acquisition of YouFirst, $1.0 million used for the acquisition of beBetter, $69.3 million (net of cash acquired) used for the acquisition of ItzCash, $4.0 million to fund an escrow account for possible future contingent earnout payment, $1.9 million was paid in connection with the fulfillment of earnout payment obligations from a prior business acquisition made in 2013, $7.4 million used for the continued build out of our corporate headquarters office campus in Johns Creek, Georgia and the build out of our buildings in India to support our growing product development facilities, $2.8 million used and capitalized in connection with the development of software to be sold and marketed, partially offset by the $1.2 million provided in the net maturities of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the twelve months ended December 31, 2016 totaled $20.7 million and consisted of $1.6 million used for the acquisition of Hope Health, $6.3 million for the acquisition of Wdev in Brazil (net of cash acquired), $6.0 million used for the continued build out of our corporate headquarters office campus in Johns Creek, Georgia and the build out of our newly acquired buildings in India to support our growing product development facilities, $4.0 million used and capitalized in connection with the development of software to be sold and marketed, and $696 thousand was used to take a 51% controlling interest in the Ebix/IHC joint venture (net of cash acquired), partially offset by the $2.1 million used in the net purchase of marketable securities (specifically bank certificates of deposit).
Financing Activities

Net cash provided by financing activities during the twelve months ended December 31, 2017 was $78.0 million, and primarily consisted of $120.5 million provided by the Company's revolving credit facility with Regions, $20.0 million provided by the Company's term loan accordion option with Regions, and $6.2 million provided by Via's, our recent India acquisition, overdraft facility with State bank of India . Partially offsetting this cash inflow was $45.7 million used to reacquire 796 thousand shares of the Company's common stock, $9.5 million used to pay quarterly dividends to the holders of our common stock, and $13.0 million used to make scheduled payments against the Regions term loan.

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
Commercial Bank Financing Facility

On November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to $175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million shall be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.

On November 3, 2017, the Company and certain of its subsidiaries entered into the Fourth Amendment and Waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment waives certain technical defaults related to the failure to give required notice with respect to i) the existence of a subsidiary having intellectual property with an aggregate value above a stipulated amount and ii) the additional investment in a joint venture entity resulting in that entity becoming a subsidiary of the Company for the purpose of the Credit Agreement. In addition to such waiver, the Fourth Amendment also loosened the leverage ratios the Company is required to satisfy in connection with permitted acquisitions and for compliance generally.

On October 19, 2017, the Company and certain of its subsidiaries entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement. The Third Amendment waives certain technical defaults related to the Company’s making certain restricted payments in excess of those permitted under the Credit Agreement. In addition to such waiver, the Third Amendment also loosened the limitations on the restricted payment covenant under the Credit Agreement.

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.125%.
Effective October 14, 2015 the Company, in coordination with Regions as administrative agent and a joint lender, exercised the $50 million accordion feature in the Credit Agreement thereby expanding the total credit facility to $240 million. As part of this credit facility expansion, TD Bank, NA ("TD") was added to the syndication group expanding the syndicated group to five bank participants, which include Regions, MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank as joint lenders. TD commitment level is $25 million. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives.
On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amends the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and added Fifth Third Bank to the syndicated group, which now includes four participants, which include Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders.
At December 31, 2017, the outstanding balance on the revolving line of credit with Regions was $274.5 million and the facility carried an interest rate of 4.125%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2017, the average and maximum outstanding balances on the revolving line of credit were $209.8 million and $274.5 million, respectively, and the weighted average interest rate was 3.69%

At December 31, 2017, the outstanding balance on the term loan was $125.8 million of which $14.5 million is due within the next twelve months. This term loan also carried an interest rate of 4.125%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $14.5 million and $111.3 million respectively at December 31, 2017.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2017. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$274,529	$—	$—	$274,529	$—
Short and long-term debt	125,750	14,500	29,000	82,250	—
Operating leases	19,671	6,937	7,850	3,056	1,828
Future Purchase Agreements	947	541	406	0	—
Capital leases	48	20	28	—	—
Total	$420,945	$21,998	$37,284	$359,835	$1,828
Off Balance Sheet Transactions
We do not engage in off-balance sheet financing activities.
Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS - The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In January 2017 the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment". To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
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
In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.
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

The effective date and transition of these amendments (the "New Revenue Standard") is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). While the Company is finalizing its evaluation of the full impact of the New Revenue Standard and related amendments on its consolidated financial statements and related disclosures, the Company has assessed certain changes as a result of adopting the standard:
•The incremental costs to obtain contracts with customers, such as sales commissions, will be deferred and recognized over the expected period of benefit, rather than expensed as incurred. Additionally, that change will increase the Company's prepaid expense assets as compared to its current policy. However, that change could increase or decrease the Company's sales and marketing expenses as compared to the Company's current policy depending on the relative amounts of amortization of deferred commissions as compared to actual commission obligations arising in that period.
•Revenue from certain services associated with programming, setup, and implementation activities related to our SaaS offerings, that previously had standalone value and was recognized as work is performed, will need to be deferred and recognized over the expected useful life of the services. This change will increase the company’s deferred revenue liability as compared to its current policy. However, this change could increase or decrease the Company’s revenue as compared to the Company’s current policy depending on the relative amounts, in a period, of amortization of deferred revenue as compared to the amount now being deferred.
•Certain costs associated with providing services associated with programming, setup, and implementation will be deferred and recognized over the expected useful life of the services, rather than expensed as incurred. Additionally, that change will increase the Company's prepaid expense assets as compared to its current policy. However, that change could increase or decrease the

Company's product development expenses as compared to the Company's current policy depending on the relative amounts of amortization of deferred development expenses as compared to the amount now being deferred.
     The Company is adopting this New Revenue Standard, as well as other clarifications and technical guidance issued by the FASB related to this New Revenue Standard, on January 1, 2018, and the Company will apply the modified retrospective transition method. This will result in an adjustment to retained earnings for the cumulative effect, if any, of applying this New Revenue Standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
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
The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). We are continuing to evaluate the potential impact of ASU 2016-08.
Under legacy US GAAP 340-20, direct response advertising was eligible for capitalization if certain conditions were met. Effective January 1, 2018 Subtopic 340-40 replaces that guidance to require the costs of direct-response advertising to be expensed as they are incurred or the first time the advertising takes place. An entity shall recognize a cumulative effective change to opening retained earnings in the year of adoption of the standard. The Company will be making a one time $1.9M adjustment to retained earnings on January 1, 2018 and expensing all future costs from this date forward.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP, as promulgated in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 "Description of Business and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
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

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2017 the goodwill residing in the Broker Systems reporting unit, was evaluated for impairment based on an assessment of certain qualitative factors, and was determined not to have been impaired.  In 2017 the goodwill residing in the Exchange reporting unit, the RCS reporting unit, and the Carrier reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of all three of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  In specific regards to the Risk Compliance Solutions reporting unit, its assessed fair value was $158.0 million which was $42.4 million or 36.7% in excess of its $115.6 million carrying value. Key assumptions used in the fair value determination were annual revenue growth rates of 7.5% to 12.5% and discount rate of 16%. As of September 30, 2017 there was $78.2 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2017, 2016, and 2015, we had no impairment of any our reporting unit goodwill balances.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA: establishes a flat corporate income tax rate of 21.0% on U.S. earnings; imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation; subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax); eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales; allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and reduces deductions with respect to certain compensation paid to specified executive officers.
While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. The Company is required to complete its tax accounting for the TCJA within a one-year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described in Note 8, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment.
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
Foreign Currency Translation
The functional currency for the Company's main foreign subsidiaries in India, Dubai and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Singapore and Dubai subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2017, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2017
Total revenues	$79,103	$87,387	$92,800	$104,681
Gross profit	53,916	56,455	57,863	66,243
Operating income	25,690	26,539	27,911	33,081
Net income attributable to Ebix, Inc.	$26,427	$23,434	$24,184	$26,573
Net income per common share:
Basic	$0.83	$0.74	$0.77	$0.84
Diluted	$0.83	$0.74	$0.76	$0.84
Year Ended December 31, 2016
Total revenues	$71,066	$72,574	$74,608	$80,046
Gross profit	51,464	51,995	52,183	57,524
Operating income	24,763	23,564	24,293	27,661
Net income	22,159	22,992	24,067	24,629
Net income per common share:
Basic	$0.67	$0.70	$0.74	$0.76
Diluted	$0.67	$0.70	$0.74	$0.76
Year Ended December 31, 2015
Total revenues	$63,753	$64,712	$66,813	$70,204
Gross profit	44,268	46,013	49,004	53,760
Operating income	20,499	20,423	21,968	25,824
Net income	18,336	19,036	20,232	21,929
Net income per common share:
Basic	$0.51	$0.54	$0.59	$0.65
Diluted	$0.51	$0.54	$0.59	$0.65

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our main India and Singapore offices is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India, New Zealand, Great Britain, Canada, Brazil, Dubai, Singapore, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2017 and 2016 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain (loss) of $9.7 million, and $(3.4) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $7.5 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2017 the Company had $400.3 million of outstanding debt obligations, which consisted of a $125.8 million balance on our commercial banking term loan and $274.5 million balance on our commercial banking revolving line of credit. The Company’s revolving line of credit bears interest at the rate of LIBOR + 2.25%, and stood at 4.125% at December 31, 2017. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.4 million and $682 thousand for the years ending December 31, 2017 and 2016, respectively. The Company’s average cash balances and short term investments during 2017 were $102.7 million and its existing cash balances as of December 31, 2017 was $63.9 million and short term investments was $25.6 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $478 thousand and $370 thousand for the years ended December 31, 2017 and 2016, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ebix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes and accompanying financial statements listed in the index at item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2018, expressed an adverse opinion.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Cherry Bekaert LLP

We have served as the Company’s auditor since 2008.
Atlanta, Georgia

March 1, 2018

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands, except per share amounts)
Operating revenue:	$363,971	$298,294	$265,482

Operating expenses:
Costs of services provided	129,494	85,128	72,437
Product development	33,854	32,981	30,702
Sales and marketing	16,303	17,469	14,917
General and administrative, net (see Note 3)	59,976	51,689	48,078
Amortization and depreciation	11,123	10,746	10,634
Total operating expenses	250,750	198,013	176,768

Operating income	113,221	100,281	88,714
Interest income	1,711	1,851	231
Interest expense	(13,383)	(7,376)	(4,311)
Non-operating income (see Note 17)	—	1,162	—
Foreign currency exchange gain	1,811	13	2,005
Income before income taxes	103,360	95,931	86,639
Income tax provision	(777)	(1,637)	(7,106)
Net income including noncontrolling interest	$102,583	$94,294	$79,533
Net income attributable to noncontrolling interest (see Note 17)	$1,965	$447	$—
Net income attributable to Ebix, Inc.	$100,618	$93,847	$79,533
Basic earnings per common share	$3.19	$2.88	$2.29
Diluted earnings per common share	$3.17	$2.86	$2.28
Basic weighted average shares outstanding	31,552	32,603	34,668
Diluted weighted average shares outstanding	31,719	32,863	34,901

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Net income including noncontrolling interest	$102,583	$94,294	$79,533
Other comprehensive income (loss):
Foreign currency translation adjustments	9,654	(3,399)	(12,129)
Total other comprehensive income (loss)	9,654	(3,399)	(12,129)
Comprehensive income	$112,237	$90,895	$67,404
Comprehensive income attributable to noncontrolling interest (see Note 17)	1,965	447	—
Comprehensive income attributable to Ebix, Inc.	$110,272	$90,448	$67,404

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,895	$114,118
Short-term investments	25,592	3,105
Restricted cash	4,040	—
Fiduciary funds- restricted	8,035	14,394
Trade accounts receivable, less allowances of $4,143 and $2,833, respectively	117,838	62,713
Other current assets	33,532	12,716
Total current assets	252,932	207,046
Property and equipment, net	41,704	37,061
Goodwill	666,863	441,404
Intangibles, net	45,711	41,336
Indefinite-lived intangibles	42,055	30,887
Capitalized software development costs, net	8,499	5,955
Deferred tax asset, net	43,529	31,345
Other assets	11,720	8,721
Total assets	$1,113,013	$803,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,073	$30,461
Accrued payroll and related benefits	8,201	7,474
Cash overdraft	9,243	—
Fiduciary funds- restricted	8,035	14,394
Short term debt, net of deferred financing costs of $136	14,364	12,364
Contingent liability for accrued earn-out acquisition consideration	4,000	1,921
Current portion of long term debt and capital lease obligation	17	9
Deferred revenue	22,562	22,564
Current deferred rent	278	281
Other current liabilities	5,159	244
Total current liabilities	146,932	89,712
Revolving line of credit	274,529	154,029
Long term debt and capital lease obligation, less current portion, net of deferred financing costs of $298 and $452, respectively	110,978	105,824
Contingent liability for accrued earn-out acquisition consideration	33,096	6,589
Deferred revenue	1,423	1,886
Long term deferred rent	638	1,009
Other liabilities	11,658	6,070
Total liabilities	579,254	365,119
Commitments and Contingencies, Note 6

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $.10 par value, 120,000,000 shares authorized, 31,476,428 issued and outstanding at December 31, 2017 and 32,093,294 issued and outstanding at December 31, 2016	3,148	3,209
Additional paid-in capital	1,410	—

Retained earnings	510,975	457,364
Accumulated other comprehensive loss	(24,023)	(33,677)
Total Ebix, Inc. stockholders’ equity	491,510	426,896
Noncontrolling interest (see Note 17)	42,249	11,740
Total stockholders' equity	$533,759	$438,636
Total liabilities and stockholders’ equity	$1,113,013	$803,755
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrol-ling interest	Total
	(In thousands, except per share amounts)
Balance, January 1, 2015	36,232,074	$3,619	(40,509)	$(76)	$137,101	$309,726	$(18,149)	$—	432,221
Net income attributable to Ebix, Inc.	—	—	—	—	—	79,533	—	—	79,533
Net income attributable to noncontrolling	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(12,129)	—	(12,129)
Exercise of stock options	109,122	11	—	—	2,198	—	—	—	2,209
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	1,821	—	—	—	1,821
Repurchase of common stock	(2,924,306)	(293)	—	—	(82,180)	—	—	—	(82,473)
APIC adjustment for stock options		—	—	—	463	—	—	—	463
Vesting of restricted stock	108,797	12	—	—	(12)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(69,068)	(7)	—	—	(2,195)	—	—	—	(2,202)
Cancellation of treasury shares	(40,509)	—	40,509	76	(76)	—	—	—	—
Dividends paid	—	—	—	—	—	(10,472)	—	—	(10,472)
Balance, December 31, 2015	33,416,110	$3,342	—	$—	$57,120	$378,787	$(30,278)	$—	$408,971
Net income attributable to Ebix, Inc.	—	—	—	—	—	93,847	—		93,847
Net income attributable to noncontrolling	—	—	—	—	—	—	—	447	447
Cumulative translation adjustment	—	—	—	—	—	—	(3,399)		(3,399)
Exercise of stock options	72,379	7			817				824
Repurchase of common stock	(1,479,454)	(148)	—	—	(59,725)	(5,441)	—		(65,314)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,794	—	—		2,794
Vesting of restricted stock	101,444	11	—	—	(11)	—	—		—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(17,185)	(3)	—	—	(995)	—	—		(998)

Recognized controlling ownership of joint venture	—	—	—	—	—	—	—	11,293	11,293
Dividends paid	—	—	—	—	—	(9,829)	—	—	(9,829)
Balance, December 31, 2016	32,093,294	$3,209	—	$—	$—	$457,364	$(33,677)	$11,740	$438,636
Net income attributable to Ebix, Inc.						100,618			100,618
Net income attributable to noncontrolling								1,965	1,965
Cumulative translation adjustment							9,654		9,654
Exercise of stock options	3,500				52				52
Repurchase of common stock	(687,048)	(68)			(1,852)	(37,462)			(39,382)
Deferred compensation and amortization related to options and restricted stock					2,818				2,818
Vesting of restricted stock	72,816	7			(7)				—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(6,134)	—			(398)				(398)
Recognized controlling ownership of joint venture								27,778	27,778
Capital Contribution to joint venture, loans converted to capital contribution					797			766	1,563
Dividends paid						(9,545)			(9,545)
Balance, December 31, 2017	31,476,428	$3,148	—	$—	$1,410	$510,975	$(24,023)	$42,249	$533,759
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$100,618	$93,847	$79,533
Net income attributable to noncontrolling interest	1,965	447	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,123	10,746	10,634
Provision for doubtful accounts	1,713	1,515	3,111
Provision for deferred taxes, net of acquisitions and effects of currency translation	(13,667)	(6,410)	(10,143)
Unrealized foreign exchange (gain)/losses	1,387	32	(1,743)
Gain on investment interest in IHC/Ebix joint venture	—	(1,162)	—
Amortization of capitalized software development costs	2,175	1,116	—
Share-based compensation	2,818	2,794	1,821
Debt discount amortization on convertible debt	—	—	17
Reduction of acquisition earn-out contingent liability	(164)	(1,344)	(1,533)
Reduction of rent expense as a result of purchase accounting adjustment	(948)	—	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(34,245)	(12,659)	(7,320)
Other assets	(2,133)	(1,034)	(3,834)
Accounts payable and accrued expenses	8,906	(3,703)	(19,895)
Accrued payroll and related benefits	(3,979)	170	(60)
Deferred rent	(413)	(234)	(656)
Reserve for potential uncertain income tax return positions	5,879	490	95
Liability – securities litigation settlement	—	—	(690)
Other liabilities	252	(3,039)	1,111
Deferred revenue	(4,480)	2,176	(1,762)
Net cash provided by operating activities	76,807	83,748	48,686
Cash flows from investing activities:
Investment in Paul Merchants	(37,398)	—	—
Investment in Via, net of cash acquired	(67,835)	—	—
Investment in Wall Street	(6,970)	—	—
Investment in YouFirst, net of cash acquired	(9,657)	—	—
Investment in beBetter	(1,000)	—	—
Investment in ItzCash, net of cash acquired	(69,301)	—	—
Payment of acquisition earn-out contingency, Qatarlyst	(1,921)	—	—
Funding of escrow account for possible future contingent earn-out payment related to business acquisition	(4,040)	—	—
Investment in Hope Health	—	(1,643)	—
Investment in Wdev, net of cash acquired	—	(6,320)	—
Investment in Via Media Health, net of cash acquired	—	—	(1,000)
Investment in P.B. Systems, net of cash acquired	—	—	(11,475)

Investment in EbixHealth JV, net of cash acquired	—	(696)	(6,000)
Purchases of marketable securities	—	(2,115)	(1,435)
Maturities of marketable securities	1,201	—	—
Capitalized software development costs	(2,805)	(3,988)	(3,489)
Capital expenditures	(7,385)	(5,977)	(13,994)
Net cash used in investing activities	(207,111)	(20,739)	(37,393)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	120,500	(52,436)	86,000
Proceeds from term loan	20,000	125,000	—
Principal payments on term loan obligation	(13,000)	(6,250)	(642)
Cash overdraft	6,162	—	—
Repurchase of common stock	(45,732)	(59,784)	(81,653)
Payments of long term debt	—	(600)	—
Payments for capital lease obligations	(11)	(5)	(10)
Excess tax benefit from share-based compensation	—	—	463
Proceeds from exercise of common stock options	52	824	2,209
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(398)	(998)	(2,202)
Dividends paid	(9,545)	(9,829)	(10,472)
Net cash provided (used) by financing activities	78,028	(4,078)	(6,307)
Effect of foreign exchange rates on cash and cash equivalents	$2,053	$(1,992)	$(107)
Net change in cash and cash equivalents	(50,223)	56,939	4,879
Cash and cash equivalents at the beginning of the year	$114,118	$57,179	$52,300
Cash and cash equivalents at the end of the year	$63,895	$114,118	$57,179
Supplemental disclosures of cash flow information:
Interest paid	12,552	7,219	5,379
Income taxes paid	10,426	16,634	28,637
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:

During 2017 there were 6,134 shares, totaling $398 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure Exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing SaaS enterprise solutions in the area of CRM, front-end & back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many ASEAN countries to a Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, travel, pre-paid & gift cards, utility payments, etc., in an emerging country like India. EbixCash through its travel portal Via.com is also one of South East Asia’s leading travel exchanges with distribution outlets and corporate clients processing millions of transactions every year. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, and United Arab Emirates. International revenue accounted for 41.8%, 28.4%, and 22.7% of the Company’s total revenue in 2017, 2016, and 2015, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2017 , 2016 and 2015.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2017	2016	2015
Exchanges	$259,470	$206,427	$190,746
Broker P&C Systems	14,674	14,105	14,481
RCS	86,832	74,196	55,917
Carrier P&C Systems	2,995	3,566	4,338
Totals	$363,971	$298,294	$265,482

The Company is continuing to evaluate the classification of the 2017 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business. Currently they are reported under Exchange channel, but is subject to change based on the conclusions of our evaluations.

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

Reclassification—As part of the Wdev acquisition $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. This amount which was previously reported in "Restricted Cash" on our December 31, 2016 condensed consolidated balance sheets, is now being reported in "Other Assets" line in the long term asset section of the condensed consolidated balance sheets. Additionally, as of December 31, 2016 there was $14.4 million of restricted fiduciary funds associated with the EbixHealth JV that pertain to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed. This amount which was previously reported in "Restricted Cash" on our December 31, 2016 condensed consolidated balance sheets, is now being reported in "Fiduciary funds restricted" line in the short term asset section of the condensed consolidated balance sheets

Segment Reporting—Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity that provides software and related services to various industries on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 14.
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
Short-term Investments—The Company’s primary short-term investments consist of certificates of deposits with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $25.59 million and $3.11 million at December 31, 2017 and 2016, respectively.
  Restricted Cash—As part of Ebix entering into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The carrying value of our restricted cash was $4.0 million and zero at December 31, 2017 and 2016 respectively.
Fiduciary Funds - Restricted—Due to the EbixHealth JV being a third party administrator (“TPA”), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $8.0 million, are recorded as an asset and offsetting fiduciary funds - restricted liability.
Fair Value Measurements—The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

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
As of December 31, 2017 and 2016 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

•	Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument.

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2017 and 2016 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the credit facility with Regions Bank. The estimated fair value of such instruments at December 31, 2017 and 2016 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($2.19 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$22,293	$22,293	$—	$—
Mutual Funds ($785 thousand recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	6,278	6,278	—	—
Total assets measured at fair value	$28,571	$28,571	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	37,096	—	—	37,096
Total liabilities measured at fair value	$37,096	$—	$—	$37,096

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2017 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($925 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$4,030	4,030	—	—
Total assets measured at fair value	$4,030	$4,030	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	8,510	—	—	8,510
Total liabilities measured at fair value	$8,510	$—	$—	$8,510

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2017	Balance at December 31, 2016
	(in thousands)

Beginning balance	$8,510	4,277

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(164)	(1,344)
Reductions recorded against goodwill	(4,007)	(664)
Foreign currency translation adjustments ***	522	(208)

Acquisitions and settlements
Business acquisitions	34,156	6,449
Settlements	(1,921)	—

Ending balance	$37,096	$8,510

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—	$(624)

** recorded as a component of reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev acquisition and ItzCash)	$37,096	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Qatarlyst and Wdev acquisition)	$8,510	Discounted cash flow	Expected future annual revenue streams and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 13.5%. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.
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
Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $5.2 million and $6.0 million of deferred revenue were included in billed accounts receivable at December 31, 2017 and 2016, respectively.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2017 include $94.5 million of trade receivables stated at invoice billed amounts and $23.3 million of unbilled receivables (net of a $4.1 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2016 include $51.8 million of trade receivables stated at invoice billed amounts and $10.9 million of unbilled receivables (net of a $2.8 million estimated allowance for doubtful accounts receivable). The unbilled receivables pertain to certain professional service engagements and system development projects for which the timing of billing is tied to contractual milestones. The Company is continuing to evaluate the 2017 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business, and their impact on our condensed consolidated balance sheets. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Accounts receivable are written off against the allowance for doubtful accounts receivable when the Company has exhausted all reasonable collection efforts. Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. Bad debt expense was $1.7 million, $1.5 million, and $3.1 million for the year ended December 31, 2017, 2016, and 2015, respectively.
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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company applies the technical accounting guidance concerning goodwill impairment evaluation whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2017 the goodwill residing in the Broker Systems reporting unit, was evaluated for impairment based on an assessment of certain qualitative factors, and was determined not to have been impaired.  In 2017 the goodwill residing in the Exchange reporting unit, the RCS reporting unit, and the Carrier reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of both of these reporting units were found to be greater than their carrying value, and thusly there was no need to proceed to step-two, as there was no impairment indicated.  In specific regards to the Risk Compliance Solutions reporting unit, its assessed fair value was $158.0 million which was $42.4 million or 36.7% in excess of its $115.6 million carrying value. Key assumptions used in the fair value determination were annual revenue growth rates of 7.5% to 12.5% and discount rate of 16%. As of September 30, 2017 there was $78.2 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2017, 2016, and 2015, we had no impairment of any our reporting unit goodwill balances.

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
The following table summarizes the adjustments to goodwill, recorded in connection with the acquisitions, that occurred during 2017 and 2016:

Company acquired	Date acquired	(in thousands)
Oakstone; final purchase allocation adjustments	December 2014	$948
EbixHealth JV; final purchase allocation adjustments	July 2016	(7,500)
Hope Health; final purchase allocation adjustments	November 2016	(289)
Wdev; final purchase allocation adjustments	November 2016	(5,317)
ItzCash	April 2017	119,766
beBetter	June 2017	447
YouFirst	September 2017	7,395
Wall Street	October 2017	6,113
Paul Merchants	November 2017	38,589
Via	November 2017	60,785
Total changes to goodwill during 2017		$220,937

PB Systems; final purchase allocation adjustments	June 2015	$4,298
EbixHealth JV	July 2016	20,839
Hope Health	November 2016	1,333
Wdev	November 2016	13,615
Total changes to goodwill during 2016		$40,085

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Beginning Balance	$441,404	$402,259
Additions for current year acquisitions	233,095	35,787
Purchase accounting adjustments for prior year acquisitions	(12,158)	4,298
Foreign currency translation adjustments	4,522	(940)
Ending Balance	$666,863	$441,404

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
Additionally based on the final purchase price allocation valuation report of the EbixHealth JV, See Note 3 and 17 for further explanations, it was concluded that the value of the indefinite-lived intangibles identified as indefinite-lived customer relationships to be $11.2 million. The EbixHealth JV is a full-service third-party administrator (“TPA”) that specializes in the management, administration, and distribution of health benefit plans. Services include marketing support, underwriting, billing, claims processing, and cost containment such as utilization review and medical case management for fully-insured, self-funded and partially self-funded benefit plans, as well as international groups and individuals. As a TPA, the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The Company administers and collects the insurance premiums for the products of three affiliated insurance carriers which is part of the consolidated company IHC Health Holdings Corporation ("IHC") a 49% shareholder of the EbixHealth JV. The administrative agreements with the three affiliates accounted for approximately 83% of revenues for the year ended December 31, 2017. IHC is therefore considered a major customer of the EbixHealth JV and therefore considered indefinite-lived. The churn expected for indefinite-lived customers is assumed at 0%. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen years with a terminal value. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen year DCF projections with a terminal value, as the valuation models that were applied consider this time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2017, 2016 and 2015, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Dealer networks	15-20
Trademarks	3-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2017 and December 31, 2016, are as follows:

	December 31,
	2017	2016
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$73,725	$71,338
Developed technology	15,076	16,011
Dealer networks	10,581	—
Trademarks	2,698	2,666
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	103,196	91,131
Accumulated amortization	(57,485)	(49,795)
Finite-lived intangibles, net	$45,711	$41,336

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$30,887

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

While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. The Company is required to complete its tax accounting for the TCJA within a one-year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described in Note 8, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is required to complete its tax accounting for the TCJA within a one-year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described in Note 8, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment.
Foreign Currency Translation—The functional currency for the Company's main foreign subsidiaries in India, Singapore and Dubai is the U.S. dollar because the intellectual property research and development activities provided by its Singapore and Dubai subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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
Advertising—With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $6.1 million, $6.2 million, and $4.0 million in 2017, 2016 and 2015, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income. In 2017 and 2016 reported sales and marketing expenses included $3.9 million and $4.1 million, respectively, of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs are being amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Deferred advertising costs amounted to $1.9 million and $2.8 million at December 31, 2017 and 2016, respectively, and are included in other current assets and other assets on the consolidated balance sheet.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2017 and 2016, $574 thousand and $612 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2017 and 2016 the Company amortized $1.1 million and $1.3 million, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying Consolidated Statements of Income.
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

Life
Asset Category	(yrs)
Buildings	39
Building Improvements	15
Computer equipment	5
Furniture, fixtures and other	7
Software	3
Land Improvements	20
Land	Unlimited life
Leasehold improvements	Life of the lease
 Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In January 2017 the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment". To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
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

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.
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

The effective date and transition of these amendments (the "New Revenue Standard") is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). While the Company is finalizing its evaluation of the full impact of the New Revenue

Standard and related amendments on its consolidated financial statements and related disclosures, the Company has assessed certain changes as a result of adopting the standard:
•The incremental costs to obtain contracts with customers, such as sales commissions, will be deferred and recognized over the expected period of benefit, rather than expensed as incurred. Additionally, that change will increase the Company's prepaid expense assets as compared to its current policy. However, that change could increase or decrease the Company's sales and marketing expenses as compared to the Company's current policy depending on the relative amounts of amortization of deferred commissions as compared to actual commission obligations arising in that period.
•Revenue from certain services associated with programming, setup, and implementation activities related to our SaaS offerings, that previously had standalone value and was recognized as work is performed, will need to be deferred and recognized over the expected useful life of the services. This change will increase the company’s deferred revenue liability as compared to its current policy. However, this change could increase or decrease the Company’s revenue as compared to the Company’s current policy depending on the relative amounts, in a period, of amortization of deferred revenue as compared to the amount now being deferred.
•Certain costs associated with providing services associated with programming, setup, and implementation will be deferred and recognized over the expected useful life of the services, rather than expensed as incurred. Additionally, that change will increase the Company's prepaid expense assets as compared to its current policy. However, that change could increase or decrease the Company's product development expenses as compared to the Company's current policy depending on the relative amounts of amortization of deferred development expenses as compared to the amount now being deferred.
     The Company is adopting this New Revenue Standard, as well as other clarifications and technical guidance issued by the FASB related to this New Revenue Standard, on January 1, 2018, and the Company will apply the modified retrospective transition method. This will result in an adjustment to retained earnings for the cumulative effect, if any, of applying this New Revenue Standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

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

Under legacy US GAAP 340-20, direct response advertising was eligible for capitalization if certain conditions were met. Effective January 1, 2018 Subtopic 340-40 replaces that guidance to require the costs of direct-response advertising to be expensed as they are incurred or the first time the advertising takes place. An entity shall recognize a cumulative effective change to opening retained earnings in the year of adoption of the standard. The Company will be making a one time $1.9M adjustment to retained earnings on January 1, 2018 and expensing all future costs from this date forward.
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

Note 2. Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below:

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2017	2016	2015
Basic earnings per common share	$3.19	$2.88	$2.29
Diluted earnings per common share	$3.17	$2.86	$2.28
Basic weighted average shares outstanding	31,552	32,603	34,668
Diluted weighted average shares outstanding	31,719	32,863	34,901
Basic EPS is equal to net income attributable to Ebix, Inc divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. Diluted EPS is equal to net income attributable to Ebix, Inc divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2017, 2016, and 2015 there were no potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each year ending December 31, 2017, 2016, and 2015:

	For the year ended December 31,
	(in thousands)
	2017	2016	2015
Basic weighted average shares outstanding	31,552	32,603	34,668
Incremental shares for common stock equivalents	167	260	233
Diluted shares outstanding	31,719	32,863	34,901

Note 3. Business Acquisitions
The Company’s business acquisitions are accounted for under the purchase method of accounting in accordance with the FASB’s accounting guidance on the accounting for business combinations. Accordingly, the consideration paid by the Company for the businesses it purchases is allocated to the tangible and intangible assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. Recognized goodwill pertains in part to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record significant adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2017, 2016 and 2015, respectively, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $164 thousand, $1.3 million and $1.5 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Consolidated Statements of Income. As of December 31, 2017, the total of these contingent liabilities was $37.1 million, of which $33.1 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.5 million of which $6.6 million was reported in long-term liabilities, and $1.9 million was included in current liabilities in the Company's Consolidated Balance Sheet.

2017 Acquisitions

Via - Effective November 1, 2017 Ebix acquired Via, a recognized leader in the travel space in India and an Omni-channel online travel and assisted e-commerce exchange. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet. The valuation and purchase price allocation for the Via acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Paul Merchants - Effective November 1, 2017 Ebix acquired the MTSS Business of Paul Merchants, the largest international remittance service provider in India, for upfront cash consideration in the amount $37.4 million. The valuation and purchase price allocation for the Paul Merchants acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Wall Street - Effective October 1, 2017 Ebix acquired the MTSS Business of Wall Street, an inward international remittance service provider in India, along with the acquisition of its subsidiary company Goldman Securities Limited for upfront cash consideration in the amount $7.4 million. The valuation and purchase price allocation for the Wall Street acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

YouFirst - Effective September 1, 2017 Ebix acquired the MTSS Business of YouFirst , an inward international remittance service provider in India, for upfront cash consideration in the amount $10.2 million. The valuation and purchase price allocation for the YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

beBetter - Effective June 1, 2017 Ebix acquired the assets of beBetter a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

ItzCash - Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The Company has determined that the fair value of the contingent earn-out consideration is $34.6 million as of December 31, 2017. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
2016 Acquisitions
Wdev - Effective November 1, 2016 Ebix acquired Wdev, a Brazilian company that provides IT services and software development for the Latin American insurance industry. Ebix acquired Wdev for upfront cash consideration in the amount of $10.5 million, plus possible future contingent earn-out payments of up to $15.7 million based on earned revenues over the subsequent thirty-eight month period following the effective date of the acquisition. $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. The Company has determined that the fair value of the contingent earn-out consideration is $2.5 million as of December 31, 2017.
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
Hope Health - Effective November 1, 2016 Ebix acquired the assets of Hope Health, a Michigan corporation and publisher of health and wellness continuing education products. Ebix acquired the assets and intellectual property of Hope Health for $1.72 million.
2015 Acquisitions
Via Media Health - The Company acquired Via Media Health, effective March 1, 2015. Via Media Health is one of India’s leading health content and communication companies. Ebix acquired Via Media Health for upfront cash consideration in the amount of $1.0 million, plus a possible future one time contingent earn- out payment of up to $372 thousand based on earned revenues over the subsequent twelve month period following the effective date of the acquisition, and an additional possible one time future performance bonus of up to $1.0 million depending upon revenue growth realized in the business over the subsequent twenty-four month period following the effective date of the acquisition. The Company accounted for this acquisition by recording $2.0 million of goodwill, $383 thousand of intangible assets pertaining to customer relationships, and $101 thousand of intangible assets pertaining to acquired technology. The Company has determined that the fair value of the contingent earn-out consideration was zero as of December 31, 2017.
PB Systems - The Company acquired PB System, effective June 1, 2015. PB Systems develops and implements software solutions for insurance clients. Ebix acquired PB Systems for upfront cash consideration in the amount of $12.4 million, plus possible future contingent earn-out payments of up to $8.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company initially accounted for this acquisition by recording $6.8 million of goodwill, and $10.3 million of intangible assets pertaining to customer relationships. In the Company's Form 10-K for the year ended December 31, 2015, the Company had disclosed that the valuation and purchase price allocation for the PB Systems acquisition was preliminary because all of the information necessary to determine the fair value of the acquired customer relationship intangible asset and fair value of the revenue-based earn-out contingent liability was still in the process of being evaluated by management and the Company's external valuation firms. This evaluation was completed during the second quarter ended June 30, 2016 and based on this the final goodwill and intangible assets pertaining to customer relationships recorded were $11.2 million and $2.1 million, respectively. The changes that resulted were a $(8.2) million reduction to the customer relationship intangible asset, a $(3.2) million reduction to the deferred tax liability, a $(664) thousand reduction to the revenue-based earn-out contingent liability, and a corresponding and offsetting $4.3 million increase to goodwill. The Company has determined that the fair value of the contingent earn-out consideration is zero as of December 31, 2017.
The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed, as a result of the acquisitions, that were recorded during 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Fair value of total consideration transferred
Cash	$211,143	$10,992
Equity instruments	—	2,763
Contingent earn-out consideration arrangement (net)	30,149	5,785
Upfront cash consideration being held in an escrow account	4,040	—
Previous cash and other consideration in investment of EbixHealth JV	—	8,000
Total consideration transferred	245,332	27,540

Fair value of equity components recorded (not part of consideration)
Gain on previously carried 40% equity interest in the EbixHealth JV	—	1,162
Recognition of noncontrolling interest of joint ventures	27,625	11,223
Total equity components recorded	27,625	12,385

Total consideration transferred and equity components recorded	$272,957	$39,925

Fair value of assets acquired and liabilities assumed
Cash	$18,982	$2,333
Short term investments	24,206	—
Restricted cash	4,040	8,175
Other current assets	39,680	6,282
Property, plant, and equipment	1,018	842
Other long term assets	1,683	7
Intangible assets, definite lived	11,267	(3,184)
Intangible assets, indefinite lived	11,168	—
Capitalized software development costs	1,705	—
Deferred tax liability	(3,405)	1,972
Current and other liabilities	(58,324)	(16,587)
Net assets acquired, excludes goodwill	52,020	(160)

Goodwill	220,937	40,085

Total net assets acquired	$272,957	$39,925
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2017 and 2016:

	December 31,
	2017		2016
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$518	10.0	$3,929	9.7
Developed technology	—	0.0	1,056	5.0
Dealer's network	10,499	17.9	—	0.0
Purchase accounting adjustments for prior year acquisitions	250	0.0	(8,169)	0.0
Total acquired intangible assets	$11,267	17.6	$(3,184)	8.7

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and all other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ending December 31, 2018	$6,860
For the year ending December 31, 2019	6,634
For the year ending December 31, 2020	6,208
For the year ending December 31, 2021	5,608
For the year ending December 31, 2022	5,248
Thereafter	15,153

$45,711
The Company recorded $7.3 million, $6.8 million, and $7.2 million of amortization expense related to acquired intangible assets for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 4. Pro Forma Financial Information (re: 2017 and 2016 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.
The aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions made during 2017 and 2016, which includes the acquisitions of the ItzCash, YouFirst, Wall Street, Paul Merchants,Via, the acquisition of assets of beBetter in 2017, and the acquisition of Wdev, the acquisition of assets of Hope Health, taking a controlling position in the EbixHealth JV with IHC in 2016 as presented in the table below, and is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2017 and 2016 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2016, whereas the Company's reported financial statements for 2017 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only nine months of ItzCash, seven months of beBetter, four months of YouFirst, three months of Wall Street, two months of Paul Merchants, and two months of Via. Similarly, the 2016 pro forma financial information below includes a full year of results for Wdev, Hope Health, and EbixHealth JV as if they had been acquired on January 1, 2016, whereas the Company's reported financial statements for the 2016 includes only two months of Wdev, two months of Hope Health, and six months of the EbixHealth JV.

	As Reported 2017	Pro Forma 2017	As Reported 2016	Pro Forma 2016
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$363,971	$440,512	$298,294	$434,152
Net income attributable to Ebix, Inc.	$100,618	$104,851	$93,847	$96,147
Basic EPS	$3.19	$3.32	$2.88	$2.95
Diluted EPS	$3.17	$3.31	$2.86	$2.93

In the above table, the unaudited pro forma revenue for the year ended December 31, 2017 increased by $6.4 million from the unaudited pro forma revenue for 2016 of $434.2 million to $440.5 million, representing a 1.5% increase, with the change in exchange rates postively affecting reported revenues by $2.1 million. The reported revenue in the amount of $364.0 million for the year ended December 31, 2017 increased by $65.7 million or 22.0% from the $298.3 million of reported revenue for the year ended December 31, 2016. The cause for the difference between the 22.0% increase in reported 2017 revenue versus 2016 revenue, as compared to the 1.5% increase in 2017 pro forma versus 2016 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2017 and 2016, specifically ItzCash, YouFirst, Wall Street, Paul Merchants,Via, beBetter, Wdev, Hope Health, and the EbixHealth JV with the Company's pre-existing operations. The 2017 and 2016 pro forma financial information assumes that all such business acquisitions were made on January 1, 2016, whereas the Company's reported financial statements for 2017 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thus includes only nine months of ItzCash, seven months of beBetter, four months of YouFirst, three months of Wall Street, two months of Paul Merchants, and two months of Via.
The above pro forma analysis is based on the following premises:

•
2017 and 2016 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date is only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2017 and 2016 the change in foreign currency exchange rates increased (decreased) reported consolidated operating revenues by $2.1 million and $(3.3) million, respectively.

Note 5. Commercial Bank Financing Facility

On November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to $175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million shall be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.

On November 3, 2017, the Company and certain of its subsidiaries entered into the Fourth Amendment and Waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment waives certain technical defaults related to the failure to give required notice with respect to i) the existence of a subsidiary having intellectual property with an aggregate value above a stipulated amount and ii) the additional investment in a joint venture entity resulting in that entity becoming a subsidiary of the Company for the purpose of the Credit Agreement. In addition to such waiver, the Fourth Amendment also loosened the leverage ratios the Company is required to satisfy in connection with permitted acquisitions and for compliance generally.

On October 19, 2017, the Company and certain of its subsidiaries entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement. The Third Amendment waives certain technical defaults related to the Company’s making certain restricted payments in excess of those permitted under the Credit Agreement. In addition to such waiver, the Third Amendment also loosened the limitations on the restricted payment covenant under the Credit Agreement.

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) Credit Agreement. The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement (as defined below) now consists of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016. The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million. The credit facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.125%.
Effective October 14, 2015 the Company, in coordination with Regions as administrative agent and a joint lender, exercised the $50 million accordion feature in the Credit agreement thereby expanding the total credit facility to $240 million. As part of this credit facility expansion, TD Bank, NA ("TD") was added to the syndication group expanding the syndicated group to five bank participants, which include Regions, MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank as joint lenders. TD commitment level is $25 million. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives.
On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amends the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and added Fifth Third Bank to the syndicated group, which now includes four participants, which include Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders.

    At December 31, 2017, the outstanding balance on the revolving line of credit with Regions was $274.5 million and the facility carried an interest rate of 4.125%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2017, the average and maximum outstanding balances on the revolving line of credit were $209.8 million and $274.5 million, respectively, and the weighted average interest rate was 3.69%. At December 31, 2016 the outstanding balance on the revolving line of credit was $154.0 million and the facility carried an interest rate of 2.88%.

At December 31, 2017, the outstanding balance on the term loan was $125.8 million of which $14.5 million is due within the next twelve months. This term loan also carried an interest rate of 4.125%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $14.5 million and $111.3 million, respectively, at December 31, 2017.

Note 6. Commitments and Contingencies

Contingencies- Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints named as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Plaintiffs Desert States Employers & UFCW Union Pension Plan and Gilbert C. Spagnola (collectively, “Lead Plaintiffs”) amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting

Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as defendants.  The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. On October 31. 2016, Lead Plaintiffs filed a Motion for Class Certification.  On November 1, 2016, Lead Plaintiffs moved for partial summary judgment on Claims (ii), (iii), and (vi) as described below.  The directors added as defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining  Defendants moved to dismiss certain Claims, and filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. On December 12, 2017, the Court postponed the pending hearing on the Plaintiffs’ Motion for Class Certification and the Defendants’ motions to dismiss and, instead, granted the Plaintiffs leave to file a Verified Fourth Amended and Supplemented Class Action and Derivative Complaint, which pleading was filed on January 19, 2018. The claims in the fourth amended complaint are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty  in adopting certain bylaw amendments on December 19, 2014;  (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA; and (x) for breach of fiduciary duty and declaratory judgment relating to the interpretation of the ABA. Lead Plaintiffs seek declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008 Certificate Amendment, the 2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs, all in unspecified amounts. A trial is scheduled for August 2018. The Company denies any liability and intends to defend the action vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2017 and 2016.
Commitments for minimum rentals under non-cancellable leases, debt obligations, and future purchase obligations as of December 31, 2017 were as follows:

Year	Debt	Capital Leases	Operating Leases	Future Purchase Obligations
	(in thousands)
2018	$14,500	$20	$6,937	$541
2019	14,500	20	4,835	406
2020	14,500	8	3,015	—
2021	356,779	—	1,847	—
2022	—	—	1,209	—
Thereafter	—	—	1,828	—
Total	$400,279	$48	$19,671	$947
Less: sublease income			(2,215)
Net lease payments			$17,456
Less: amount representing interest		(5)
Present value of obligations under capital leases		$43
Less: current portion	(14,500)	(17)
Long-term obligations	$385,779	$26
Rental expense for office facilities and certain equipment subject to operating leases for 2017, 2016, and 2015 was $6.6 million, $6.4 million and $6.5 million, respectively.
Sublease income for 2017, 2016 and 2015 was $1.1 million, $977 thousand, and $580 thousand, respectively.

Business Acquisition Earn-out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of December 31, 2017, the total of these contingent liabilities was $37.1 million, of which $33.1 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2016 the total of these contingent liabilities was $8.5 million of which $6.6 million was reported in long-term liabilities, and $1.9 million was included in current liabilities in the Company's Consolidated Balance Sheet.
Self -Insurance—For some of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2017 and 2016, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $332 thousand and $346 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2018, is $2.8 million.

Note 7. Share-Based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2017, the Company had one equity based compensation plan. No stock options were granted to employees or non-employees during 2017, 2016 and 2015; however, options were granted to Directors in 2017 and 2015. Stock compensation expense of $433 thousand, $340 thousand and $294 thousand was recognized during the years ending December 31, 2017, 2016 and 2015, respectively, on outstanding and unvested options.
The fair value of options granted during 2017 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Weighted average fair values of stock options granted	$15.38	$19.50	$7.90
Expected volatility	37.9%	55.5%	55.4%
Expected dividends	.56%	.61%	1.42%
Weighted average risk-free interest rate	1.64%	1.40%	1.03%
Expected life of stock options (in years)	3.5	3.5	3.5

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2015	207,000	$16.41	1.88	$121
Granted	42,000	$22.25
Exercised	(109,122)	$20.25
Canceled	—
Outstanding at December 31, 2015	139,878	$15.17	2.32	$2,465
Granted	42,000	$49.22
Exercised	(72,379)	$11.38
Canceled	—
Outstanding at December 31, 2016	109,499	$30.73	3.28	$2,882
Granted	42,000	$53.90
Exercised	(3,500)	$14.90
Canceled	—
Outstanding at December 31, 2017	147,999	$37.68	2.94	$6,152
Exercisable at December 31, 2017	71,499	$26.65	2.02	$3,761
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $169 thousand, $3.2 million, and $1.3 million, respectively.
Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015, was $52 thousand, $824 thousand and $2.2 million, respectively.
A summary of non-vested options and changes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2015	67,500	$16.52
Granted	42,000	$22.25
Vested	(33,750)	$17.47
Canceled	—	$—
Non-vested balance at December 31, 2015	75,750	$19.27
Granted	42,000	$49.22
Vested	(43,125)	$18.89
Canceled	—	$—
Non-vested balance at December 31, 2016	74,625	$36.35
Granted	42,000	$53.90
Vested	(40,125)	$32.54
Canceled	—	$—
Non-vested balance at December 31, 2017	76,500	$47.99

The following table summarizes information about stock options outstanding by price range as of December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$14.89	24,624	0.17	$2.48	24,624	$5.13
$21.19	33,375	0.46	$4.78	24,375	$7.22
$28.59	6,000	0.09	$1.16	4,125	$1.65
$49.22	42,000	0.95	$13.97	18,375	$12.65
$53.90	42,000	1.28	$15.29	—	$—
	147,999	2.94	$37.68	71,499	$26.65

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

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2015	188,522	$17.13
Granted	132,069	$30.29
Vested	(108,798)	$17.35
Forfeited	(8,479)	$17.20
Non vested at December 31, 2015	203,314	$25.56
Granted	26,119	$44.79
Vested	(101,441)	$23.25
Forfeited	(4,338)	$35.54
Non vested at December 31, 2016	123,654	$31.17
Granted	56,251	$56.75
Vested	(72,810)	$29.50
Forfeited	—	$—
Non vested at December 31, 2017	107,095	$45.74
As of December 31, 2017 there was $4.2 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 2.00 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $2.4 million, and $1.9 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $2.4 million, $2.5 million and $1.5 million during each of the years ending December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017 the Company has 5.4 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 8. Income Taxes
The income tax expense (benefit) consists of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Current:
US federal	$2,390	$1,259	$1,267
US state	1,153	310	191
Non US	8,266	3,266	4,789
	11,809	4,835	6,247
Deferred:
US federal	(5,558)	78	808
US state	(976)	295	720
Non US	(4,498)	(3,571)	(669)
	(11,032)	(3,198)	859

Total	$777	$1,637	$7,106

Income before income taxes includes the following components:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
US	$(13,355)	$(80)	$1,384
Non US	116,715	96,011	85,255
Total	$103,360	$95,931	$86,639
A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Statutory US federal income tax rate	34.0%	35.0%	35.0%
US state income taxes, net of federal benefit	(0.8)%	0.4%	1.0%
Non-US tax rate differential	(28.7)%	(22.8)%	(2.6)%
Tax holidays	(3.5)%	(14.0)%	(23.5)%
Tax Credits	(1.4)%	—%	—%
Passive income exemption	(2.1)%	(1.4)%	(2.9)%
Acquisition contingent earnout liability adjustments	—%	(0.9)%	(0.6)%
Foreign enhanced R&D deductions	—%	(0.9)%	(1.0)%
Nondeductible items	2.5%	9.1%	0.8%
Effect of valuation allowance	(3.6)%	(2.3)%	(2.2)%
Release of deferred tax liability on intangibles transferred	—%	(3.5)%	—%
Prior year true-ups	1.1%	2.8%	3.2%
Uncertain tax positions	5.8%	0.1%	0.1%
Rate change on deferred taxes primarily due to tax reform	(2.4)%	—%	—%
Other	(0.1)%	0.1%	0.8%
Effective income tax rate	0.8%	1.7%	8.1%
Our effective tax rate decreased to 0.8% in 2017, compared with 1.7% in 2016, largely due to the remeasurement of US deferred taxes under tax reform, release of valuation allowance on foreign loss carryforwards, recording tax credits based on filed tax returns, partially offset by an increase in uncertain tax position accrual.
Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations. When these tax holidays expire, these locations become 50% taxable for an additional five years. The impact of this tax holiday decreased our non-US income tax expense by $2.9 million and $13.7 million for 2017 and 2016, respectively.
The Company’s consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operations in certain foreign jurisdictions, specifically India, Dubai, and Singapore, where we have tax holidays or tax concessions.
Deferred tax assets and liabilities are comprised of the following:

	December 31, 2017		December 31, 2016
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$683	$—	$95	$—
Share-based compensation	590		1,612
Accruals and prepaids	2,700		842
Bad debts	1,076		859
Acquired intangible assets	—	19,421	—	22,508
Net operating loss carryforwards	15,233		19,019
Tax credit carryforwards (primarily MAT in India)	43,044		35,514
	63,326	19,421	57,941	22,508
Valuation allowance	(35)	—	(3,747)	—
Total deferred taxes	$63,291	$19,421	$54,194	$22,508

Amounts recognized in the consolidated balance sheets:

	2017	2016
	(In thousands)
Non-current deferred tax assets	43,870	31,686
ASU 2013-11 reclass, described below	(341)	(341)
Net deferred tax assets	43,529	31,345

The valuation allowance changed by ($3.7) million and $(2.2) million during the years ended December 31, 2017 and 2016, respectively. The presentation above has been modified to correctly show the valuation allowances that should have been recorded and to gross up the Company’s deferred tax assets for implied valuation allowances that were inherited through acquisitions.
We have US Federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
US Federal loss carryforwards	$42,981	$47,796
US state loss carryforwards	25,186	15,535
Foreign loss carryforwards	29,852	25,849

US Federal credit carryforwards	4,679	1,235
Foreign credit carryforwards	38,364	34,278
The US federal and state operating loss carryforwards expire at varying dates through 2038. The federal credits begin to expire in 2018. We also have non-US loss carryforwards of approximately $29.9 million as of December 31, 2017, the majority of which may be carried forward indefinitely. We released the valuation allowance on our UK entity in the current year due to recent and projected profitability.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA: establishes a flat corporate income tax rate of 21.0% on U.S. earnings; imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation; subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax); eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales; allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and reduces deductions with respect to certain compensation paid to specified executive officers.

While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. The Company is required to complete its tax accounting for the TCJA within a one-year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.

Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described below, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment.

U.S. deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21.0%, resulting in an income tax benefit of approximately $2.5 million. As we complete our analysis, collect and prepare necessary data, and interpret any additional regulatory or accounting guidance, the Company may make adjustments to the provisional amounts we have recorded during a measurement period of up to one year from the enactment of the TCJA that could impact our provision for income taxes in the reporting period in which we make such adjustments.

The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company has not recorded an amount for the Transition Tax expense, as they do not have the necessary information to determine a reasonable estimate to include as a provisional amount. The Company will work to gather the necessary information to calculate the transition tax and will record the impact of this in the reporting period when the analysis is complete.

The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be partially offset by foreign tax credits. At December 31, 2017 the cumulative amount of the Company’s undistributed foreign earnings was approximately $523.3 million, inclusive of income previously taxed in the United States.
The following table summarizes the activity related to our unrecognized tax benefits:

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Beginning Balance	$3,265	$3,115	$3,020
Additions for tax positions related to current year	—	43	41
Additions for tax positions of prior years	5,879	107	131
Reductions for tax position of prior years	—	—	(77)
Ending Balance	$9,144	$3,265	$3,115

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. Interest assessed upon settlement of a tax return position is classified as interest expense. The Company accrued as of December 31, 2017 and 2016 approximately $1.0 million and $771 thousand, respectively, of estimated interest and penalties. These amounts are included in the December 31, 2017 and 2016 balances in the preceding table of $9.1 million and $3.3 million, respectively, which is included in other long term liabilities in the accompanying Consolidated Balance Sheet.
We file income tax returns in the US federal, many US state and local jurisdictions, and certain foreign jurisdictions. We have substantially resolved all US federal income tax matters for tax years prior to 2014. Our state and foreign tax matters may remain open from 2008 forward.
The Company has applied the new provisions under Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. Under these provisions, an unrecognized tax benefit is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The Company has applied this provision and $341 thousand and $341 thousand of unrecognized tax benefits have been applied against the deferred tax assets for net operating loss carryforwards, as of December 31, 2017 and 2016 respectively.

Note 9. Stock Repurchases

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

The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2017 the Company repurchased 687,048 shares of its common stock under these plans for total consideration of $39.4 million. During 2016 the Company repurchased 1,479,454 shares of its common stock under this plan for total consideration of $65.3 million. During 2015 the Company repurchased 2,924,306 shares of its common stock under this plan for total consideration of $82.5 million.

As of December 31, 2017 the Company had $133.9 million remaining in its share repurchase authorization.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2017 and December 31, 2016, consisted of the following:

	2017	2016
	(In thousands)
Trade accounts payable	$69,101	$16,606
Accrued professional fees	420	500
Income taxes payable	1,598	2,448
Share repurchases accrued	—	6,352
Sales taxes payable	3,615	4,489
Other accrued liabilities	339	66
Total	$75,073	$30,461

The Company is continuing to evaluate the 2017 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business, and their impact on our condensed consolidated balance sheets. Trade accounts payable includes advances from customers, agents, and suppliers.

Note 11. Other Current Assets

Other current assets at December 31, 2017 and December 31, 2016 consisted of the following:

	2017	2016
	(In thousands)
Prepaid expenses	$29,347	$10,276
Sales taxes receivable from customers	2,218	—
Credit card merchant account balance receivable	1,008	—
Due from prior owners of acquired businesses for working capital settlements	284	916
Research and development tax credits receivable	—	375
Accrued interest receivable	515	372
Other	160	777
Total	$33,532	$12,716

Note 12. Property and Equipment

Property and equipment at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(In thousands)
Computer equipment	$11,051	$17,957
Buildings	23,749	22,607
Land	5,930	7,986
Land improvements	6,906	—
Leasehold improvements	1,435	1,465
Furniture, fixtures and other	8,451	7,654
	57,522	57,669
Less accumulated depreciation and amortization	(15,818)	(20,608)
	$41,704	$37,061

Depreciation expense was $3.8 million, $4.0 million and $3.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 13. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s 1% contributed and 50% on the 2% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $610 thousand, $688 thousand and $676 thousand for the years ending December 31, 2017, 2016 and 2015, respectively.

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
During 2017 India's revenue increased $47.7 million of which $5.3 million is due to the various new e-governance contracts with a number of large clients and $42.9 million due to its 2017 acquisitions of ItzCash, YouFirst, Wall Street, Paul Merchants, and Via. Latin America's revenues increased $12.9 million due primarily to the November 2016 acquisition of Wdev and a $1.4 million increase due to changes in foreign currency exchange rates. Australia's revenues increased by $3.2 million due to a combination of increased professional services and transaction fees, and a $1.1 million increase due to changes in foreign currency exchange rates. Canada's revenues increased by $1.2 million due primarily to increased professional services. Increases in Singapore, Indonesia, Philippines and United Arab Emirates are due to the November 2017 acquisition of Via.

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
The following enterprise wide information relates to the Company's geographic locations:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	External Revenues	Long-lived assets	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	in thousands
United States	$211,895	$394,112	$213,516	$385,723	$205,210	$374,432
Canada	7,522	6,601	6,328	6,411	4,490	6,632
Latin America	21,128	22,300	8,179	26,648	5,715	6,091
Australia	34,366	1,174	31,156	1,245	30,634	199
Singapore	6,330	17,475	5,848	17,467	5,317	68,852
New Zealand	1,933	247	1,903	215	2,153	221
India	61,857	338,130	14,153	83,082	3,538	74,693
Europe	17,062	25,687	17,211	21,766	8,425	28,039
Dubai	—	53,599	—	54,152	—	—
Indonesia	1,055	110	—	—	—	—
Philippines	623	616	—	—	—	—
United Arab Emirates	200	30	—	—	—	—
	$363,971	$860,081	$298,294	$596,709	$265,482	$559,159

In the geographical information table above the significant changes to long-lived assets from December 31, 2016 to December 31, 2017 were comprised of an increase in India of $255.0 million primarily due to $249.5 million increase associated with the 2017 acquisitions of ItzCash, YouFirst, Wall Street, Paul Merchants, and Via, and an increase in deferred tax assets of $4.1 million associated with the payments and accruals of Minimum Alternative Tax. The Europe increase of $3.9 million is primarily due to a 9.3% strengthening of the British Pound Sterling versus the U.S. Dollar which caused a $2.0 million increase in the translation of long-lived assets, an increase in deferred tax assets of $3.2 million due to the release of valuation allowances of operating loss carryforwards, partially offset by the amortization of intangible assets and capitalized software development costs.

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

Note 15. Related Party Transactions

We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via a syndicated commercial banking facility (refer to Note 5 to these Consolidated Financial Statements), and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $301 thousand, $280 thousand, and $300 thousand for each of the years ending December 31, 2017, 2016, and 2015, respectively. Accounts receivable due from Regions were and $60 thousand and $161 thousand at December 31, 2017 and 2016, respectively.

Note 16. Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2017, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2017
Total revenues	$79,103	$87,387	$92,800	$104,681
Gross Profit	53,916	56,455	57,863	66,243
Operating income	25,690	26,539	27,911	33,081
Net income from continuing operations	$26,427	$23,434	$24,184	$26,573
Net income per common share:
Basic	$0.83	$0.74	$0.77	$0.84
Diluted	$0.83	$0.74	$0.76	$0.84
Year Ended December 31, 2016
Total revenues	$71,066	$72,574	$74,608	$80,046
Gross Profit	51,464	51,995	52,183	57,524
Operating income	24,763	23,564	24,293	27,661
Net income from continuing operations	22,159	22,992	24,067	24,629
Net income per common share:
Basic	$0.67	$0.70	$0.74	$0.76
Diluted	$0.67	$0.70	$0.74	$0.76
Year Ended December 31, 2015
Total revenues	$63,753	$64,712	$66,813	$70,204
Gross Profit	44,268	46,013	49,004	53,760
Operating income	20,499	20,423	21,968	25,824
Net income from continuing operations	18,336	19,036	20,232	21,929
Net income per common share:
Basic	$0.51	$0.54	$0.59	$0.65
Diluted	$0.51	$0.54	$0.59	$0.65

In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 17. Investment in Joint Ventures

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% equity interest in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% equity interest in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of the transaction.

Effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is, also, a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2017 and 2016 the Ebix Vayam Limited JV recognized $16.9 million and $11.6 million of revenue from Vayam, respectively, and as of December 31, 2017 Vayam had $26.8 million of accounts receivable with the Ebix Vayam Limited JV.

Effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV. This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV and received a special distribution of $6.0 million. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 will be allocated to IHC, and IHC is obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining balance of said loan as of December 31, 2016 being then converted to contributed capital. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is also a customer of the EbixHealth JV, and during the twelve months ending December 31, 2017 and 2016 the EbixHealth JV recognized $13.0 million and $11.8 million of revenue from IHC, respectively, and as of December 31, 2017 IHC had $1.2 million of accounts receivable with the EbixHealth JV. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the twelve months ending December 31, 2017 and 2016 the Company recognized $228 thousand and $1.4 million, respectively, of revenue from IHC, and as of December 31, 2017 IHC had $224 thousand of accounts receivable due to Ebix. During the twelve-month period ending December 31, 2017 the EbixHealth JV had a net income of $456 thousand, and as of December 31, 2017 the EbixHealth JV had net equity balance of $24.5 million.

Note 18. Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets. During the year ended December 31, 2017 and 2016 the Company capitalized $2.8 million and $4.0 million, respectively, of such development costs. As of December 31, 2017 and 2016 a total of $8.5 million and $6.0 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the year ended December 31, 2017 and 2016 the Company recognized $2.2 million and $1.1 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 19. Concentrations of Credit Risk

Credit Risk
The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at December 31, 2017. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

               As previously disclosed in Note 17, effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2017 and 2016 the Ebix Vayam Limited JV recognized $16.9 million and $11.6 million of revenue from Vayam, respectively, and as of December 31, 2017 Vayam had $26.8 million of accounts receivable with the Ebix Vayam Limited JV.

Note 20. Subsequent Events

Amendment to Syndicated Commercial Banking Credit Agreement

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment amends the Regions Credit Facility by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank Of The West to the Banking Syndicate, which further diversifies Ebix’s lending group under the credit facility to ten participants.The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank Of The West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co syndication agents, BBVA Compass and Fifth Third Bank as co documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components; A five-year term loan for $250 million and a five-year revolving credit facility for $400 million. The new credit facility, also, allows for up to $150 million of incremental facilities. As of closing, the facility interest rates will be based on a leveraged-based pricing grid.

Acquisitions

On February 14, 2018 Ebix acquired the MTSS Business of Transcorp International Limited (BSE:TRANSCOR.BO), for upfront cash consideration of approximately $7.4 million, through one of its Indian subsidiaries. Ebix plans on consolidating this recent acquisition into Ebix's Financial Exchange operations which will bring significant synergies and the elimination of redundancies to the combined operation.

Joint Venture

Effective January 2, 2018 Paul Merchants acquired a 10% equity interest in Ebix’s combined international remittance business in India (comprised of YouFirst, Wall Street and Paul Merchants) for cash consideration of $5.0 million. The consolidation of these acquisitions into Ebix's Financial Exchange operations will bring significant synergies and the elimination of redundancies to the combined operation. As part of this agreement Ebix retains an irrevocable option to reacquire 10% of the equity interest after one year at a predetermined price.

Dividends

The Company plans to continue with its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid on March 15, 2018 to shareholders of record on February 28, 2018.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on this evaluation and considering the material weakness in internal control over financial reporting described below in “Management's Report on Internal Control Over Financial Reporting,” the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.
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

     Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process and, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting is as of December 31, 2017 and did not include an assessment of the internal controls for our operations in ItzCash (acquired in April 2017), YouFirst (acquired in September 2017), Wall Street (acquired in October 2017), Paul Merchants (acquired in November 2017) and Via (acquired in November 2017), which are included in the 2017 consolidated financial statements of Ebix, Inc. These business units in the aggregate represented 12.3% of the Company's consolidated revenue, and 24.3% of the Company's consolidated assets for 2017. Management assessed the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Ebix, Inc. concluded that we did not maintain effective control over internal financial reporting as of December 31, 2017 because two material weaknesses existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During our assessment, we concluded that material weaknesses existed as of December 31, 2017 as we did not design and maintain effective controls over the valuation and accuracy of the accounting for income taxes and purchase accounting. Specifically, as it relates to income taxes, we did not design and maintain controls over the analysis and assessment of estimates involving complex multistate-apportionment factors, tax rate computations, tax contingencies and deferred tax asset valuation allowances, and income tax effects related to business acquisitions or disposals. Specifically, as it relates to purchase accounting, we did not design and maintain controls over the analysis and assessment of estimates involving growth rates, valuation methodology, timeliness and documentation. These material weaknesses did not result in any revision of the Company’s annual financial statements for any period. These material weaknesses could have resulted in a material misstatement of account balances or disclosures that would have resulted in a misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected. Management believes that these weaknesses were highlighted primarily because of the rapid pace of acquisitions made by Ebix in the year 2017, even though the Company had two of the big 5 accounting firms advising Ebix in both these areas and can be remediated by strengthening our controls over the next few quarters, while utilizing the expertise of Ernst & Young in the controls and tax areas.

Cherry Bekaert LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2017. Cherry Bekaert LLP has issued their report which is included in this Annual Report on Form 10-K.

Remediation Plans

The Company has engaged Ernst & Young LLP to assist in the review and analysis of the Company’s interim and annual income tax provision methodology, computations and financial reporting. The Company is continuing to further strengthen controls for income taxes in 2018 with the use of additional resources and expanded use of the independent third-party firm and outside legal tax counsel.

The Company is reviewing its internal procedures surrounding Valuation Accounting including its use of independent third party resources, internal review and documentation processes.

Changes in Internal Control over Financial Reporting

The remediation actions set forth above in “Remediation Plans” are changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ebix, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Ebix, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. There is a material weakness related to the operating effectiveness of the Company’s internal control over the income tax provision preparation process, specifically, management did not have adequate controls over the supervision and review over the preparation of the income tax provision and did not contemporaneously document significant income tax positions at the time of the transactions. In addition, we noted an additional material weakness related to the operating effectiveness of the Company’s internal control over the business combination process, specifically, management did not have adequate controls over the supervision and review of third-party valuations, or properly accounting for opening balance sheet amounts. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 1, 2018, on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 1, 2018, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for the operations in ItzCash (acquired in April 2017), YouFirst (acquired in September 2017), Wall Street (acquired in October 2017), Paul Merchants (acquired in November 2017) and Via (acquired in November 2017), which are included in the 2017 consolidated financial statements of Ebix, Inc. and which constituted approximately 12.3% of the Company's consolidated revenues for the year ended December 31, 2017 and 24.3% of the Company’s consolidated assets as of December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting for the operations in ItzCash, YouFirst, Wall Street, Paul Merchants and Via.

Cherry Bekaert LLP
Atlanta, Georgia
March 1, 2018

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 .

•	Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits—The exhibits filed herewith or incorporated by reference are listed on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits
3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Amendment to Certificate of Incorporation of Ebix, Inc. dated May 25, 2017
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

10.12
Amendment No.3 dated October 19, 2017 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto.

10.13
Amendment No.4 dated November 3, 2017 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto.

10.14
Amendment No.5 dated November 3, 2017 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto.

10.15
Amendment No.6 dated February 21, 2018 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto.

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

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
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 1, 2018
(Robin Raina)
/s/ SEAN T. DONAGHY	Chief Financial Officer (principal financial and accounting officer)	March 1, 2018
(Sean T. Donaghy)
/s/ HANS U. BENZ	Director	March 1, 2018
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 1, 2018
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 1, 2018
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 1, 2018
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 1, 2018
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	March 1, 2018
(George W. Hebard III)
/s/ JOSEPH R. WRIGHT, JR.	Director	March 1, 2018
(Joseph R. Wright, Jr.)

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2017, December 31, 2016 and December 31, 2015
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning balance	$2,833	$3,388	$1,619
Provision for doubtful accounts	1,713	1,515	3,111
Write-off of accounts receivable against allowance	(428)	(2,258)	(1,342)
Other	25	188	—
Ending balance	$4,143	$2,833	$3,388

Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning balance	$(3,747)	$(5,979)	$—
Decrease (increase)	3,712	2,232	(5,979)
Ending balance	$(35)	$(3,747)	$(5,979)